Form 10-K
period 2003-12-31
TRW AUTOMOTIVE HOLDINGS CORP
filed 2004-03-29
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file no. 001-31970

TRW Automotive Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware	81-0597059
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

12025 Tech Center Drive

Livonia, Michigan 48150
(734) 266-2600
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)     Yes ☐          No ☑

     As of June 27, 2003, the last day of the Registrant’s most recently completed second fiscal quarter, the Registrant’s common equity was not publicly traded. As of March 8, 2004, the aggregate market value of the registrant’s Common Stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $636,384,923.10. As of March 8, 2004, the number of shares outstanding of the registrant’s Common Stock was 98,914,266 shares.

Documents Incorporated By Reference

None

Website Access to Company Reports

     TRW Automotive Holdings Corp. Internet website address is www.trwauto.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act and our Audit Committee Charter are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

TRW AUTOMOTIVE HOLDINGS CORP.

i

ii

		Page

PART III
Item 10.	Directors and Executive Officers of the Registrant	108
Item 11.	Executive Compensation	110
Item 12.	Security Ownership of Certain Beneficial Owners and Management	120
Item 13.	Certain Relationships and Related Transactions	121
Item 14.	Principal Accounting Fees and Services	126
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports On Form 8-K	127
	Exhibit-3.1 Amended and Restated Certificate of Incorporation of TRW Automotive Holdings Corp.
	Exhibit-21.1 List of Subsidiaries
	Exhibit-31 (a) Certification Pursuant to Section 302
	Exhibit-31 (b) Certification Pursuant to Section 302
	Exhibit-32 (a) Certification Pursuant to Section 906
	Exhibit-32 (b) Certification Pursuant to Section 906
Certificate of Incorporation
List of Subsidiaries
Certification
Certification
Certification
Certification

iii

PART I

Item 1.	Business

The Company. TRW Automotive Holdings Corp. is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global vehicle manufacturers, or VMs, and related aftermarkets. We conduct substantially all of our operations through our subsidiaries. We believe we have leading market positions (which we consider to be a number 1, 2 or 3 position) in our primary business lines which encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and crash sensors. We are primarily a “Tier-1” supplier, with over 85% of our sales in 2003 made directly to VMs and approximately 7% sold in the worldwide aftermarket for VM service and replacement parts and the balance sold primarily to other parts suppliers for use in their systems. Our products are primarily used in the manufacture of light vehicles, consisting of passenger cars and light trucks (which includes vans and sport-utility vehicles (SUVs)). Our history in the automotive supply business dates back to the early 1900s when our predecessor companies began manufacturing valves, wheels, and electrical components and selling them to the burgeoning automobile industry.

History and Ownership. On November 18, 2002, an entity controlled by affiliates of The Blackstone Group L.P. (“Blackstone”), entered into an agreement pursuant to which it agreed to cause our indirect wholly-owned subsidiary, TRW Automotive Acquisition Corp., to purchase the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop Grumman Corporation (“Northrop Grumman”). This acquisition, which we refer to as the “Acquisition” in this Annual Report on Form 10-K (this “report”), was consummated on February 28, 2003. Northrop Grumman acquired TRW Inc.’s automotive business in its December 11, 2002 acquisition of TRW Inc. (now known as Northrop Grumman Space & Mission Systems Corp.) (“TRW”), which we refer to as the “Merger” in this report. On March 25, 2003, TRW Automotive Acquisition Corp. was renamed TRW Automotive Inc.

      All references in this report to “TRW Automotive,” the “Company,” “we,” “our” and “us” mean, unless the context indicates otherwise, (1) our predecessor, which is the former TRW Automotive Inc. (which we did not acquire and was renamed Richmond TAI Corp.) and its subsidiaries and the other subsidiaries, divisions and affiliates of TRW that together constituted the automotive business of TRW, for the periods prior to February 28, 2003, the date the Acquisition was consummated and (2) the successor and registrant, TRW Automotive Holdings Corp. and its subsidiaries, that own and operate the automotive business of TRW as a result of the Acquisition. In addition, when the context so requires, we use the term “Predecessor” to refer to the historical operations of our predecessor prior to the Acquisition and “Successor” to refer to our historical operations following the Acquisition and we use the terms “we,” “our” and “us” to refer to the Predecessor and the Successor collectively. The historical financial statements for the periods prior to the Acquisition and summaries thereof appearing in this report are those of our predecessor and represent the combined financial statements of TRW’s automotive business. Prior to the Acquisition, our predecessor operated as a segment of TRW, which was acquired by Northrop Grumman on December 11, 2002. Our predecessor’s 51% interest in the joint venture, TRW Koyo Steering Systems Company (“TKS”), was not transferred to us as part of the Acquisition.

      All references in this report to “pro forma” results of operations and other financial data mean pro forma for the Transactions which means, collectively, the Acquisition and the related financings described elsewhere in this report, including the subsequent refinancing of the senior secured credit facilities on July 22, 2003, without giving effect to the application of $46 million of cash that was used to permanently retire debt in conjunction with that refinancing.

      As a result of the Acquisition, Automotive Investors L.L.C., or AIL, an affiliate of Blackstone, held approximately 78.4%, an affiliate of Northrop Grumman held approximately 19.6% and our management group held approximately 2.0% of our common stock. On February 6, 2004, we completed an initial public offering of 24,137,931 shares (or 24.4%) of our common stock. After our initial public offering, including the use of a portion of the net proceeds from our initial public offering to repurchase a portion of the shares held by AIL, AIL holds approximately 56.7%, an affiliate of Northrop Grumman holds approximately 17.2% and our management group holds approximately 1.7% of our common stock. In connection with our initial public offering, we effected a 100 for 1 stock split of our outstanding shares of common stock on January 27, 2004.

Overview. We have become a leader in the global automotive parts industry by capitalizing on the strength of our products, technological capabilities and systems integration skills. Over the last decade, we have experienced sales growth in many of our product lines due to an increasing focus by both governments and consumers on safety and fuel efficiency. We believe that this trend is continuing as evidenced by ongoing regulatory activities, and will enable us to experience growth in the most recent generation of advanced safety and fuel efficient products, such as vehicle stability control systems (“VSC”), curtain air bags, occupant sensing systems, electrically assisted power steering systems and tire pressure monitoring systems. Throughout our long history as a leading supplier to major VMs, we have focused on products where we have a technological advantage. We have extensive technical experience in a broad range of product lines and strong systems integration skills, which enable us to provide comprehensive, systems-based solutions for our VM customers.

      We have a broad and established global presence, with a workforce of approximately 60,800 employees and a network of manufacturing facilities, technical centers, sales offices and joint ventures located in every major vehicle-producing region of the world. We have 136 wholly owned manufacturing facilities and 21 joint-venture facilities in 22 countries. We sell to all the major VMs across the world’s major vehicle producing regions. Among our largest customers are Ford Motor Company, DaimlerChrysler AG, Volkswagen AG, General Motors Corporation and Renault-Nissan BV. Our geographic breakdown of sales is among the most diverse in the industry, with approximately 50% of our pro forma sales for 2003 derived from Europe, 41% from North America and 9% from the rest of the world. No single customer accounted for more than 19% of such sales, which, we believe, is among the lowest customer concentration levels of major global Tier-1 suppliers. In addition, our four largest customers together accounted for approximately 63% of such sales for the same period. We believe our diversified business limits our exposure to the risks of any one geographic economy, product line or major customer.

      We conduct substantially all of our operations through our subsidiaries and along three operating segments (Chassis Systems, Occupant Safety Systems and Automotive Components). The following table summarizes our three operating segments and their principal product lines and their pro forma sales and segment profit before taxes for the years ended December 31, 2003 and 2002 and their actual sales and segment profit before taxes for the ten months ended December 31, 2003, the two months ended February 28, 2003, and the year ended December 31, 2002. The table also provides a reconciliation of segment profit before taxes to earnings (losses) before income taxes.

		Pro Forma(1)				Actual

						Successor		Predecessor

		Years Ended December 31,
						Ten Months		Two Months
						Ended		Ended		Year ended
		2003		2002		December 31, 2003		February 28, 2003		December 31, 2002

			Segment		Segment		Segment		Segment		Segment
			Profit		Profit		Profit		Profit		Profit
			Before		Before		Before		Before		Before
Operating Segment	Principal Product	Sales	Taxes(2)	Sales	Taxes(2)	Sales	Taxes(2)	Sales	Taxes(2)	Sales	Taxes(2)

		(Unaudited)

		(Dollars in millions)
Chassis Systems	Foundation brakes; actuation brakes; ABS and other brake control (including electronic vehicle stability control); linkage and suspension systems and components; and steering gears and systems	$6,491	$265	$5,832	$283	$5,424	$129	$1,110	$46	$6,078	$256
Occupant Safety Systems	Air bags; seat belts; crash sensors; and other safety and security electronics	3,306	301	3,143	212	2,751	216	555	53	3,143	224
Automotive Components	Engine valves; engineered fasteners; plastic components; and body controls	1,511	120	1,409	130	1,260	90	251	26	1,409	148

Total segment		$11,308	686	$10,384	625	$9,435	435	$1,916	125	$10,630	628

Corporate expense and other			(115)		(147)		(75)		(44)		(186)
Financing cost			(333)		(311)		(349)		(47)		(319)
Net employee benefits income (expense)			14		189		(14)		16		179

Earnings (losses) before income taxes			$252		$356		$(3)		$50		$302

(1)	Pro forma amounts reflect the elimination of sales and profit before taxes of TKS, which was not transferred to us as part of the Acquisition, the elimination of the amortization of unrecognized pension and OPEB losses, pro forma interest expense based on our new capital structure, elimination of purchased in-process research and development expense, adjustments to depreciation and amortization to reflect fair value of fixed assets and certain intangibles, restatement of administrative and selling expenses on a stand alone basis and the elimination of the effects of an inventory write-up recorded as a result of the Acquisition. The inventory was sold during the seven months ended September 26, 2003. See “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of pro forma adjustments.

(2)	See “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to the consolidated and combined financial statements for a discussion of segment profit before taxes.

      Our 2003 pro forma sales by product line are as follows(1):

Percentage
Product Line	of Sales

Steering gears & systems	16.0%
Airbags	13.8%
Foundation brakes	13.1%
Seat belts	9.6%
ABS & other brake control	9.1%
Aftermarket	6.8%
Chassis modules	5.8%
Linkage & suspension	5.5%
Body controls	5.0%
Engine valves	4.6%
Crash sensors & other safety & security electronics	3.9%
Engineered fasteners & plastic components	3.1%
Steering wheels	2.7%
Other	1.0%

(1)	Our pro forma sales exclude sales of our predecessor company’s joint venture, TKS, which was not transferred to us as part of the Acquisition but include the sales of our former Canadian joint venture, Quality Safety Systems (“QSS”), through June 27, 2003 at which point it was sold.

      See Note 14 to our consolidated and combined financial statements included elsewhere in this report for additional product sector and geographical information.

Industry

      The automotive parts industry provides components, systems, subsystems and modules to VMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts. Historically, major vehicle manufacturers operated internal divisions to provide a wide range of component parts for their vehicles. More recently, vehicle manufacturers have moved towards a competitive sourcing process for automotive parts, including increased purchases from independent suppliers, as they seek lower-priced and/or higher-technology products. Demand for aftermarket products tends to increase when vehicle owners retain their vehicles longer, as these vehicles generally have a greater need for repair.

      The statements regarding industry outlook, trends, the future development of certain automotive systems and other non-historical statements contained in this section are forward-looking statements.

      Industry Trends. The following key trends have been affecting the automotive parts industry over the past several years:

•	Consumer and Regulatory Focus on Safety. Consumers, and therefore VMs, are increasingly focused on, and governments are increasingly requiring, improved safety in vehicles. For example, on October 29, 2003, Honda announced that substantially all Honda and Acura vehicles will be equipped with side air bags, side curtain air bags and ABS as standard equipment before the end of 2006. Honda also announced that all Honda and Acura SUVs and minivans would be equipped with vehicle stability control systems and rollover sensors for side curtain air bags before the end of 2006. Advances in technology by us and others have led to a number of innovations in our product portfolio, which will allow us to benefit from this trend. Such innovations include electronic vehicle stability control systems, tire pressure monitoring systems, occupant sensing systems, rollover sensing and curtain air bag systems.

A further example of this is the December 4, 2003 announcement by the Alliance of Automobile Manufacturers and the Insurance Institute for Highway Safety of a new voluntary industry safety commitment to meet new performance criteria designed to enhance occupant protection in front- and side-impact crashes. The announcement indicated that the new performance criteria would encompass a wide range of occupant protection technologies and designs, including enhanced matching of vehicle front structural components and enhanced side-impact protection through the use of features such as side air bags, air bag curtains and revised side-impact structures. By September 1, 2007, at least 50% of all vehicles offered in the United States by participating manufacturers are expected to meet the front-to-side performance criteria, and by September 2009, 100% of the vehicles of participating manufacturers are expected to meet the criteria.

•	Globalization of Suppliers. To serve multiple markets more cost effectively, many VMs are manufacturing global vehicle platforms, which typically are designed in one location but are produced and sold in many different geographic markets around the world. Having operations in the geographic markets in which VMs produce global platforms enables suppliers to meet VMs’ needs more economically and efficiently. Few suppliers have this global coverage, and it is a source of significant competitive advantage for those suppliers that do.

•	Shift of Engineering to Suppliers. Increasingly, VMs are focusing their efforts on consumer brand development and overall vehicle design, as opposed to the design of individual vehicle systems. In order to simplify the vehicle design and assembly processes and reduce their costs, VMs increasingly look to their suppliers to provide fully engineered, combinations of components in systems and modules rather than individual components. Systems and modules increase the importance of Tier-1 suppliers because they generally increase the Tier-1 suppliers’ percentage of vehicle content.

•	Increased Electronic Content and Electronics Integration. The electronic content of vehicles has been increasing and, we believe, will continue to increase in the future. The increase in electronic content is largely driven by consumer and regulatory requirements in Europe and the United States for improved automotive safety and environmental performance, as well as consumer demand for increased vehicle performance and functionality at lower cost. Electronics integration, which generally refers to replacing mechanical with electronic components and integration of mechanical and electrical functions within the vehicle, allows VMs to achieve a reduction in the weight of vehicles and the number of mechanical parts, resulting in easier assembly, enhanced fuel economy, improved emissions control, increased safety and better vehicle performance. As consumers seek more competitively-priced ride and handling performance, safety, security and convenience options in vehicles, such as electronic stability control, active cruise control, air bags, keyless entry and tire pressure monitoring, we believe that electronic content per vehicle will continue to increase.

•	Increased Emphasis on Speed-to-Market. As VMs are under increasing pressure to adjust to changing consumer preferences and to incorporate technological advances, they are shortening product development times. Shorter product development times also generally reduce product development costs. We believe suppliers that are able to deliver new products to VMs in a timely fashion to accommodate the VMs’ needs will be well positioned to succeed in this evolving marketplace.

•	Ongoing Automotive Supplier Consolidation. The worldwide automotive parts industry is consolidating as suppliers seek to achieve operating synergies through business combinations, shift production to locations with more flexible work rules and practices, acquire complementary technologies, build stronger customer relationships and follow their customers as they expand globally. The need for suppliers to provide VMs with single-point sourcing of integrated systems and modules on a global basis has helped drive industry consolidation. Furthermore, the cost focus of most major VMs has forced suppliers to reduce costs and improve productivity on an ongoing basis, including achieving economies of scale and consolidation.

Products and Competition

      The automotive parts industry is extremely competitive. VMs rigorously evaluate us and other suppliers based on many criteria such as quality, price/cost competitiveness, system and product performance, reliability and timeliness of delivery, new product and technology development capability, excellence and flexibility in operations, degree of global and local presence, effectiveness of customer service and overall management capability. We believe we compete effectively with leading automotive suppliers on all of these criteria. For example, we generally follow manufacturing practices designed to improve efficiency, including but not limited to, one-piece-flow machining and assembly, and level and just-in-time scheduling of our manufacturing plants, all of which enable us to manage inventory so that we can deliver components and systems to our customers in the quantities and at the times ordered. Our resulting delivery performance, as measured by our customers, generally meets or exceeds our customers’ expectations. Within each of our product segments, we face significant competition. Our principal competitors include Delphi, Bosch, Conti-Teves, Visteon, Koyo Seiko, ZF, and Advics in the Chassis Systems segment; Autoliv, Delphi, Key Safety, Takata, and Bosch in the Occupant Safety Systems segment; and ITW, Raymond, Nifco, Textron, Kostal, Delphi, Valeo, Tokai Riki and Eaton in the Automotive Components segment.

      The following discussion describes each of our operating segments, as well as the major product groups within each segment.

      Chassis Systems. Our Chassis Systems segment focuses on the design, manufacture and sale of product lines relating to steering, foundation brakes, brake control, modules and suspension. Chassis Systems accounted for approximately $6.5 billion, or 57.4% of our total pro forma sales and $265 million, or 38.6%, of our pro forma segment profit before taxes for the year ended December 31, 2003 and approximately $5.8 billion, or 56.2%, of our total pro forma sales and $283 million, or 45.3% of our pro forma segment profit before taxes for the year ended December 31, 2002.

      We believe our Chassis Systems segment is well positioned to capitalize on growth trends toward increasing active safety systems, particularly in the areas of electric steering, electronic vehicle stability control and other advanced braking systems and integrated vehicle control systems.

      The following table describes the principal product lines in order of 2003 sales in our Chassis Systems segment:

Product Line	Description

Steering	Electrically assisted power steering systems (column-drive, pinion-drive, rack-drive type), electrically powered hydraulic steering systems, hydraulic power and manual rack and pinion steering gears, hydraulic steering pumps and hoses, fully integral commercial steering systems, commercial steering columns and pumps

Foundation brakes	Front and rear disc brake calipers, drum brake and drum-in-hat parking brake assemblies, rotors, drums

Brake control	Two-wheel and four-wheel ABS, electronic vehicle stability control systems, electro-hydraulic braking systems, active cruise control systems, actuation boosters and master cylinders, electronically controlled actuation

Modules	Brake modules, corner modules, pedal box modules, strut modules, front cross-member modules, rear axle modules

Suspension	Forged steel and aluminum control arms, suspension ball joints, rack and pinion linkage assemblies, conventional linkages, commercial steering linkages and suspension ball joints, active roll control systems

      We sell our Chassis Systems products primarily to VMs and other Tier-1 suppliers. We also sell these products to VM service organizations and in the independent aftermarket, through a licensee in North America, and in the rest of the world, to independent distributors.

      Occupant Safety Systems. Our Occupant Safety Systems segment focuses on the design, manufacture and sale of air bags, seat belts, safety electronics, steering wheels and security electronic systems. Occupant Safety Systems accounted for approximately $3.3 billion, or 29.2%, of our total pro forma sales and $301 million, or 43.9%, of our pro forma segment profit before taxes for year ended December 31, 2003 and approximately $3.1 billion, or 30.3% of our total pro forma sales and $212 million, or 33.9%, of our pro forma segment profit before taxes for year ended December 31, 2002.

      We believe our Occupant Safety Systems segment is well positioned to capitalize on growth trends toward increasing passive safety systems, particularly in the areas of side and curtain air bag systems, occupant sensing systems, active seat belt pretensioning and retractor systems, and tire pressure monitoring systems.

      The following table describes the principal product lines in order of 2003 sales in our Occupant Safety Systems segment:

Product Line	Description

Air bags	Driver air bag modules, passenger air bag modules, side air bag modules, curtain air bag modules, single-and dual-stage air bag inflators

Seat belts	Retractor and buckle assemblies, pretensioning systems, height adjusters, active control retractor systems

Safety electronics	Front and side crash sensors, vehicle rollover sensors, air bag diagnostic modules, weight sensing and vision systems for occupant detection

Steering wheels	Full range of steering wheels from base designs to leather, wood, heated designs, including multifunctional switches and integral air bag modules

Security electronics	Remote keyless entry systems, advanced theft deterrent systems, direct tire pressure monitoring systems

      We sell our Occupant Safety Systems products primarily to VMs and also to other Tier-1 suppliers. We also sell these products to VM service organizations for service parts.

      Automotive Components. Our Automotive Components segment focuses on the design, manufacture and sale of body controls, engine valves and engineered fasteners and components. Automotive Components segment accounted for approximately $1.5 billion, or 13.4%, of our total pro forma sales and $120 million, or 17.5%, of our pro forma segment profit before taxes for the year ended December 31, 2003 and approximately $1.4 billion, or 13.6% of our total pro forma sales and approximately $130 million, or 20.8%, of our pro forma segment profit before taxes for the year ended December 31, 2002.

      We believe our Automotive Components segment is well positioned to capitalize on growth trends toward multi-valve engines and increasing electronic content per vehicle. The following table describes in order of 2003 sales our principal product lines in our Automotive Components segment:

Product Line	Description

Body controls	Display and heating, ventilating and air conditioning electronics, controls and actuators; motors; power management controls; man/machine interface controls and switches, including a wide array of automotive ergonomic applications such as steering column and wheel switches, rotary connectors, climate controls, seat controls, window lift switches, air bag disable switches; and rain sensors

Engine valves	Engine valves, valve train components, electro-magnetic valve actuation

Engineered fasteners and components	Engineered and plastic fasteners and precision plastic moldings and assemblies

      We sell our Automotive Components products primarily to VMs and also to other Tier-1 suppliers. We also sell these products to VM service organizations. In addition, we sell some engine valve and body control products to independent distributors for the automotive aftermarket.

Joint Ventures

      Joint ventures represent an important part of our business, both operationally and strategically. We have often used joint ventures to enter into new geographic markets such as China, Korea and India, or to acquire new customers or to develop new technologies such as electro-hydraulic steering pumps and radar sensors.

      In the case of entering new geographic markets, where we have not previously established substantial local experience and infrastructure, teaming with a local partner can reduce capital investment by leveraging pre-existing infrastructure. In addition, local partners in these markets can provide knowledge and insight into local customs and practices and access to local suppliers of raw materials and components. All of these advantages can reduce the risk, and thereby enhance the prospects for the success, of an entry into a new geographic market.

      Joint ventures can also be an effective means to acquire new customers. Joint venture arrangements can allow partners access to technology they would otherwise have to develop independently, thereby reducing the time and cost of development. More importantly, they can provide the opportunity to create synergies and applications of the technology that would not otherwise be possible.

      The following table shows our joint ventures in which we have a 49% or greater interest:

		Our %			2003
Country	Name	Ownership		Products	Sales(2)

Brazil	SM-Sistemas Modulares Ltd.	50%	(1)	Brake modules	$24
China	TRW FAWER Automobile Safety Systems (Changchun) Co., Ltd.(3)	60%		Chassis modules and brake components, airbags and steering wheels	264
	Lucas Varity Langzhong Brake Company Limited	70%		Foundation brakes and actuation brakes	58
	Shanghai TRW Automotive Safety Systems Co., Ltd.	50%	(1)	Seat belt systems, airbags and steering wheels	36
	TRW FAWER Commercial Vehicle Steering (Changchun) Co., Ltd. (4)	55%		Commercial steering gears, systems and components	—
	TRW (Ningbo) Fastening Systems Co., Ltd.	70%		Plastic fasteners and components	13
	TRW (Suzhou) Automotive Electronics Co., Ltd.	74%		Switches	8
India	Brakes India Limited	49%	(1)	Foundation brakes, actuation brakes, valves and hoses	125
	Rane TRW Steering Systems Limited	50%	(1)	Steering gears, systems and components and seat belt systems	43
Korea	TRW Steering Co. Ltd. components	71%		Steering gears, systems and components and linkage	94
Malaysia	TRW Steering & Suspension Sdn.	51%		Linkage & suspension	7
Thailand	TRW Fuji Serina Co. Ltd.	51%		Engine valves	13
United States	TRW Fuji Valve Inc.	80%		Engine valves	63
	Methode Lucas Controls, Inc.	50%	(1)	Multi-functional column- mounted controls (pressed parts and key moldings for column switchgear)	25
	EnTire Solutions, LLC (5)	50%	(1)	Direct tire pressure monitoring systems	2

(1)	These entities are not consolidated in our financial statements.

(2)	On June 27, 2003, we sold our 60% partnership interest in QSS, a Canadian joint venture, to Tokai Rika Canada Limited, an affiliate of Tokai Rika Co., Ltd. of Japan, our former partner in QSS. QSS had sales of approximately $61 million during our period of ownership in 2003 and manufactured seat belt systems.

Our partnership interest in TKS, in which we had a 51% interest, was not transferred to us as part of the Acquisition. TKS had sales of $43 million for the two months ended February 28, 2003 and produced steering gears. Therefore, while our predecessor company’s historical financial statements include the results of TKS, our pro forma financial data reflects the elimination of the results of TKS.

(3)	Formerly named FAW Kelsey-Hayes Automobile Chassis Systems, Co., Ltd.

(4)	We formed this joint venture in February, 2004.

(5)	In September 2003, we formed EnTire Solutions, LLC with Group Michelin in order to develop, promote, market, sell and provide field support for direct tire pressure monitoring systems.

Customers

      We sell to all the major VM customers across the world’s entire major vehicle producing regions. Among our largest customers are Ford Motor Company, DaimlerChrysler AG, Volkswagen AG, General Motors Corporation and Renault-Nissan BV. We believe that, among major automotive parts suppliers, the breadth of our customer mix is among the industry leaders. Our long-standing relationships with our customers have enabled us to understand global customer needs and business opportunities. We believe that we will continue to be able to compete effectively for our customers’ business because of the high quality of our products, our ongoing cost reduction efforts, our strong global presence and our product and technology innovations. The chart below indicates our ten largest customers by VM group, the VMs within each group and the percentage of our pro forma sales for the year ended December 31, 2003, represented by each of these VM groups.

		Percentage of
VM Group	VMs	sales(1)

Ford	Ford, Land Rover, Jaguar, Aston-Martin, Volvo, Mazda	18.4%
DaimlerChrysler	Chrysler, Mercedes, Smart, Mitsubishi	16.3%
Volkswagen	Volkswagen, Audi, Seat, Skoda, Bentley	15.0%
General Motors	General Motors, Opel, Saab, Isuzu, Subaru	13.2%
Renault-Nissan	Renault, Nissan	8.1%
Fiat	Fiat, Lancia, Alfa-Romeo, Ducato	4.5%
PSA	Peugeot, Citroen	3.5%
Toyota	Toyota, NUMMI, Daihatsu	3.0%
B M W	B M W	1.9%
Hyundai	Hyundai, KIA	1.5%
Honda	Honda	1.4%

(1)	Our pro forma sales for the year ended December 31, 2003 exclude sales of TKS but include sales of QSS through June 27, 2003 at which time it was sold. Both TKS and QSS sales were primarily to Toyota.

      We also sell products to the global aftermarket as replacement parts for current production and older vehicles. For the year ended December 31, 2003, our pro forma sales to the aftermarket represented approximately 7% of our total sales. We sell these products through both VM service organizations and independent distribution networks.

Sales and Marketing

      We have a sales and marketing organization of dedicated customer teams that provide a consistent interface with our key customers. These teams are located in all major vehicle producing regions to best represent their respective customers’ interests within our organization, to promote customer programs and to coordinate global customer strategies with the goal of enhancing overall customer service and satisfaction. Our ability to support our customers globally is further enhanced by our broad global presence in terms of sales offices, manufacturing facilities, engineering/technical centers and joint ventures.

      Our sales and marketing organization and activities are designed to create overall awareness and consideration of, and to increase purchases of, our systems, modules and components. To further this objective, we participate in international trade shows in Paris, Frankfurt and Detroit. We also provide on-site technology demonstrations at our major VM customers on a regular basis.

Customer Support

      Our engineering, sales and production facilities are located in 22 countries. With approximately 500 dedicated sales/customer development employees, we provide effective customer solutions, products and service in any region in which these facilities operate or manufacture.

Intellectual Property

      We own significant intellectual property, including a large number of patents, trademarks, copyrights and trade secrets, and are involved in numerous licensing arrangements. Although our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve, no single patent, copyright, trade secret or license, or group of related patents, copyrights, trade secrets or licenses, is, in our opinion, of such value to us that our business would be materially affected by the expiration or termination thereof. However, we view the name TRW Automotive and primary mark “TRW” (which has been transferred to us as part of the Acquisition) as material to our business as a whole. Our general policy is to apply for patents on an ongoing basis in the United States, Germany and appropriate other countries to protect our patentable developments.

      Our patent portfolio of nearly 10,000 patents and pending patent applications reflects our commitment to invest in technology and covers many aspects of our products and the processes for making those products. In addition, we have developed a substantial body of manufacturing know-how that we believe provides a significant competitive advantage in the marketplace.

      We have entered into several hundred technology license agreements that either strategically exploit our intellectual property rights or provide a conduit for us into third party intellectual property rights useful in our businesses. In many of these agreements, we license technology to our suppliers, joint venture companies and other local manufacturers in support of product production for us and our customers. In other agreements, we license the technology to other companies to obtain royalty income.

      We own a number of secondary trade names and marks applicable to certain of our businesses and products that we view as important to such businesses and products as well.

      As part of the Acquisition, we have entered into intellectual property license agreements with TRW. These agreements are described under “Certain relationships and related transactions.”

Seasonality

      Our business is moderately seasonal because our largest North American customers typically halt operations for approximately two weeks in July and one week in December. Additionally, customers in Europe historically shut down vehicle production during a portion of August and one week in December. In addition, third quarter automotive production traditionally is lower as new models enter production. Accordingly, our third and fourth quarter results may reflect these trends.

Research and Development

      We operate a global network of technical centers worldwide where we employ approximately 4,200 engineers, researchers, designers, technicians and their supporting functions. This global network allows us to develop automotive active and passive technologies while improving existing products and systems. We utilize sophisticated testing and computer simulation equipment, including computer-aided engineering, noise-vibration-harshness, crash sled, math modeling and vehicle simulations. We have advanced engineering and research and development programs for next-generation components and systems in our chassis, occupant safety and automotive component product areas. We are disciplined in our approach to research and development, employing various tools to improve efficiency and reduce cost, such as Six Sigma, “follow-the-sun,” a 24-hour a day engineering program that utilizes our global network, and other e-Engineering programs, and outsourcing non-core activities.

      Company-funded research and development costs totaled:

•	$137 million for the ten months ended December 31, 2003;

•	$27 million for the two months ended February 28, 2003;

•	$151 million for the year ended December 31, 2002; and

•	$131 million for the year ended December 31, 2001.

      We believe that continued research and development activities are critical to maintaining our leadership position in the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers.

Manufactured Components and Raw Materials

      We purchase various manufactured components and raw materials for use in our manufacturing processes. The principal components and raw materials we purchase include castings, electronic parts, molded plastic parts, finished subcomponents, fabricated metal, aluminum, steel, resins, leather and wood. All of these components and raw materials are available from numerous sources. We have recently seen significant inflationary pressures in the ferrous metals markets. At this time, we are working with our suppliers and customers to attempt to mitigate the impact that this inflation may have on our financial results, but there can be no assurance that this will not have a material adverse effect. We have not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally do not carry inventories of these items in excess of those reasonably required to meet our production and shipping schedule.

Employees

      As of December 31, 2003, we had approximately 60,800 employees (including employees of our majority owned joint ventures but excluding temporary employees and employees who are on approved forms of leave), of whom approximately 22,300 were employed in North America, approximately 32,000 were employed in Europe, approximately 3,900 were employed in South America and approximately 2,600 were employed in Asia. Approximately 16,000 of our employees are salaried and approximately 44,800 are hourly. As of December 31, 2003, approximately 21% of our United States workforce and approximately 72% of our hourly workforce outside of the United States were represented by 39 unions. We consider relations with our employees to be good.

Environmental Matters

      Governmental requirements relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had, and will continue to have, an effect on us and our operations. We have made and continue to make expenditures for projects relating to the environment, including pollution control devices for new and existing facilities. We are conducting a number of environmental investigations and remedial actions at current and former locations to comply with applicable requirements and, along with other companies, have been named a potentially responsible party for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to us.

      A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. At December 31, 2003, we had reserves for environmental matters of $90 million.

      We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, results of operations or competitive position. Our capital expenditures for environmental control facilities during 2004 and 2005 are not expected to be material to us.

We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on our financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future. Under the master purchase agreement, Northrop Grumman will indemnify us for 50% of any environmental liabilities associated with the operation or ownership of TRW’s automotive business on or prior to the Acquisition (subject to certain exceptions), regardless of whether the liabilities arise before or after the Acquisition. See “ITEM 13 — Certain Relationships and Related Transactions — The Master Purchase Agreement.”

Item 2.	Properties

      Our principal executive offices are located in Livonia, Michigan. Our operations include numerous manufacturing, research and development and warehousing facilities and offices. We own or lease principal facilities located in 18 states in the United States and in 21 other countries as follows: Austria, Brazil, Canada, China, the Czech Republic, France, Germany, Italy, Japan, Malaysia, Mexico, Poland, Portugal, Singapore, South Africa, South Korea, Spain, Sweden, Thailand, Turkey, and the United Kingdom. Approximately 57% of our principal facilities are used by the Chassis Systems segment, 18% by the Occupant Safety Systems segment and 25% by the Automotive Components segment. Our corporate headquarters are contained within the Chassis Systems numbers below.

      Of the total number of principal facilities operated by us, approximately 58% of such facilities are owned, 37% are leased, and 5% are held by joint ventures in which we have a majority interest.

      A summary of our principal facilities, by segment, type of facility and geographic region, as of March 8, 2004 is set forth in the following tables. Additionally, where more than one segment utilizes a single facility, that facility is categorized by the purposes for which it is primarily used.

Chassis Systems

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total

Research and Development	4	4	0	1	9
Manufacturing	24	33	11	6	74
Warehouse	1	6	2	1	10
Office	3	8	9	0	20

Total	32	51	22	8	113

Occupant Safety Systems

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total

Research and Development	3	0	0	0	3
Manufacturing	8	16	0	3	27
Warehouse	1	3	0	0	4
Office	2	0	0	0	2

Total	14	19	0	3	36

Automotive Components

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total

Research and Development	1	0	0	0	1
Manufacturing	9	25	8	3	45
Warehouse	2	1	0	0	3
Office	2	0	0	0	2

Total	14	26	8	3	51

Item 3.	Legal Proceedings

      Various claims, lawsuits and administrative proceedings are pending or threatened against us or our subsidiaries, covering a wide range of matters that arise in the ordinary course of our business activities with respect to commercial, product liability and environmental matters.

      In October 2000, Kelsey-Hayes Company (formerly known as Fruehauf Corporation) was served with a grand jury subpoena relating to a criminal investigation being conducted by the U.S. Attorney for the Southern District of Illinois. The U.S. Attorney has informed us that the investigation relates to possible wrongdoing by Kelsey-Hayes Company and others involving certain loans made by Kelsey-Hayes Company’s then-parent corporation to Fruehauf Trailer Corporation, the handling of the trailing liabilities of Fruehauf Corporation and actions in connection with the 1996 bankruptcy of Fruehauf Trailer Corporation. Kelsey-Hayes Company became a wholly owned subsidiary of TRW upon TRW’s acquisition of Lucas Varity in 1999 and became our wholly owned subsidiary in connection with the Acquisition. We have cooperated with the investigation and are unable to predict the outcome of the investigation at this time.

      On May 6, 2002, ArvinMeritor Inc. filed suit against TRW in the United States District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty in connection with certain tie rod ends that TRW supplied to ArvinMeritor and the voluntary recall of some of these tie rod ends. ArvinMeritor subsequently recalled all of the tie rod ends, and claims that it is entitled to reimbursement from TRW for the costs associated with both the products recalled by TRW and those recalled by ArvinMeritor on its own. ArvinMeritor is seeking $18.3 million in damages plus legal fees, administrative expenses and interest. We believe that we have meritorious defenses and intend to defend vigorously the claims asserted against us, but cannot predict the outcome of this lawsuit.

      While certain of our subsidiaries have been subject in recent years to asbestos-related claims, we believe that such claims will not have a material adverse effect on our financial condition or results of operations. In general, these claims seek damages for illnesses alleged to have resulted from exposure to asbestos used in certain components sold by our subsidiaries. We believe that the majority of the claimants were assembly workers at the major U.S. automobile manufacturers. The vast majority of these claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. We believe that, to the extent any of the products sold by our subsidiaries and at issue in these cases contained asbestos, the asbestos was encapsulated. Based upon several years of experience with such claims, we believe that only a small proportion of the claimants has or will ever develop any asbestos-related impairment.

      Neither our settlement costs in connection with asbestos claims nor our average annual legal fees to defend these claims have been material in the past. These claims are strongly disputed by us and it has been our policy to defend against them aggressively. We have been successful in obtaining the dismissal of many cases without any payment whatsoever. Moreover, there is significant insurance coverage with solvent carriers with respect to these claims. However, while our costs to defend and settle these claims in the past have not been material, we cannot assure you that this will remain so in the future.

      We believe that the ultimate resolution of the foregoing matters will not have a material effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the year covered by this report, no matters were submitted to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The sale of 24,137,931 shares of common stock sold in our initial public offering was registered pursuant to our Registration Statement on Form S-1, as amended, registration statement number 333-110513, which became effective on February 2, 2004. On February 2, 2004, the Company priced these shares of common stock at $28.00 per share. As of February 3, 2004, the common stock began trading on the New York Stock Exchange under the symbol “TRW”. The sale of the shares closed on February 6, 2004. The aggregate offering price of the shares of common stock registered and sold was $675,862,068. We paid an aggregate of approximately $37,172,413.74 in underwriting discounts and commissions, resulting in proceeds to us of $638,689,654.26. In addition, we incurred an estimated $3 million in expenses. Goldman Sachs & Co., Credit Suisse First Boston LLC and JPMorgan Securities Inc. were the managing underwriters for our initial public offering. On March 8, 2004, there were 253 holders of record of our common stock. The Transfer Agent and Registrar for our Common Stock is National City Bank.

Use of Proceeds

      We used approximately $319 million of the net proceeds to repurchase 12,068,965 shares of our common stock held by AIL, an affiliate of Blackstone, at a price per share equal to the proceeds per share less the underwriting discounts of $26.46 we received from the offering. See “ITEM 13. Certain Relationships and Related Transactions — Share Repurchase Agreement” for a description of this transaction. We also used approximately $317 million to repay a portion of our senior subordinated notes and senior notes as follows, in each case, including the payment of a related redemption premium thereon:

•	approximately $117 million of such proceeds to repay 35% of our $300,000,000 aggregate principal amount of 11% Senior Subordinated Notes due 2013;

•	approximately $61 million to repay 35% of our €125,000,000 aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2013;

•	approximately $109 million to repay approximately 11% of our $925,000,000 aggregate principal amount of 9 3/8% Senior Notes due 2013; and

•	approximately $30 million to repay approximately 11% of our €200,000,000 aggregate principal amount of 10 1/8% Senior Notes due 2013.

      The proceeds received by our subsidiary, TRW Automotive Inc., from the offering of senior notes and senior subordinated notes, were used, together with other related financings described elsewhere in this report, to finance the Acquisition and to pay related transaction fees and expenses incurred in connection with the Acquisition and the related financings.

Recent Sales of Unregistered Securities

      During our last fiscal year, we issued securities in transactions, which were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), as transactions by an issuer not involving any public offering thereunder. All of the securities so issued are deemed restricted securities for the purposes of the Securities Act. No underwriters were involved in any of the sales of securities.

      In connection with the Acquisition, on February 28, 2003, we issued 675,412 shares of common stock to AIL, in which Blackstone has a controlling equity interest, and 170,000 shares of common stock to an affiliate of Northrop Grumman, for an aggregate consideration of $675 million and $170 million, respectively, and at a price per share of $1,000. On February 28, 2003, JPMorgan Chase Bank (the “escrow agent”), acting for the benefit of employees of certain of our subsidiaries, subscribed for and purchased 12,000 shares of our common stock at a price per share of $1,000 for an aggregate consideration of $12.0 million, with the proceeds of a promissory note issued to TRW Automotive Inc. On March 25, 2003, we repurchased 6,119.5 of such shares from the escrow agent at a price per share of $1,000 (and affiliates of Blackstone repurchased the remainder of such shares) and the note was paid.

      On February 28, 2003, we also issued an aggregate of 10,588 shares of common stock to 37 of our officers and employees of certain of our subsidiaries for an aggregate consideration of $10.588 million in cash and at a price per share of $1,000. Subsequently, we issued to employees of certain of our subsidiaries the following: on March 25, 2003, an aggregate of 6,119.5 shares of common stock to 189 employees for an aggregate consideration of $6.1195 million; and on December 12, 2003 an aggregate of 1,048 shares of common stock to 32 employees for an aggregate consideration of $1.3624 million and at a price per share of $1,300. We also issued an aggregate of 9,981,900 (as adjusted to reflect the 100 for 1 stock split effected on January 27, 2004) options to purchase shares of our common stock to the members of management and employees of our subsidiaries who purchased shares in these offerings. These options generally vest in 20% equal annual increments over a five-year period from the date of grant.

      In connection with the Acquisition, on February 28, 2003, TRW Automotive Inc. sold $925 million principal amount of 9 3/8% Senior Notes due 2013 and $300 million principal amount of 11% Senior Subordinated Notes due 2013 to J.P. Morgan Securities Inc., Credit Suisse First Boston LLC, Lehman Brothers Inc., Deutsche Bank Securities Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., TD Securities (USA) Inc. and SunTrust Capital Markets, Inc. and €200 million principal amount of 10 1/8% Senior Notes due 2013 and €125 million principal amount of 11 3/4% Senior Subordinated Notes due 2013 (collectively, the “notes”) to J.P. Morgan Securities Ltd., Credit Suisse First Boston Europe Ltd., Lehman Brothers International (Europe), Deutsche Bank AG London, Banc of America Securities Limited, Scotia Capital Inc., TD Securities (USA) Inc. and SunTrust Capital Markets, Inc. for an aggregate net proceeds of $1,577 million (based on the exchange rate on the date of Acquisition). On July 1, 2003, TRW Automotive Inc. filed with the Securities and Exchange Commission a registration statement on Form S-4 relating to (i) the registration of the notes and (ii) TRW Automotive Inc.’s offers to exchange the registered notes for the privately placed notes. Neither we nor TRW Automotive Inc. received any proceeds from the exchange offers. Such registration statement became effective on November 5, 2003 and the exchange was completed in December 2003.

      The sales of the above securities were exempt from the registration requirements of the Securities Act, in reliance on Section 4(2) of the Securities Act, Regulation S, Regulation D or Rule 701 promulgated thereunder, as transactions by an issuer not involving a public offering or to qualified institutional buyers or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. There were no underwriters involved in connection with the sale of the above securities.

Dividend Policy

      We do not currently pay any cash dividends on our common stock, and instead intend to retain any earnings for debt repayment, future operations and expansion. The amounts available to us to pay cash dividends are restricted by our debt agreements. Under TRW Automotive Inc.’s senior credit facilities, we have a limited ability to pay dividends on our common stock pursuant to a formula based on our consolidated net income after January 1, 2004 and our leverage ratio as specified in the amended and restated credit agreement. The indentures governing the notes also limit our ability to pay dividends, except that payment of dividends up to 6.0% per annum of the net proceeds received by TRW Automotive Inc. from any public offering of common stock or contributed to TRW Automotive Inc. by us or TRW Automotive Intermediate Holdings from any public offering of common stock is allowed. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Issuer Purchases of Equity Securities

Maximum Number
(Or Approximate
			Total Number	Dollar Value)
			of Shares	of Shares That
	Total Number	Average	Purchased as Part	May Yet be
	of Shares	Price Paid	of Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs

Month #1 — September 27, 2003 to October 26, 2003	—	$—	—	—
Month #2 — October 27, 2003 to November 26, 2003	—	—	—	—
Month #3 — November 27, 2003 to December 31, 2003	525 (1)	1,300	—	—

Total	525	$682,500	—	—

(1)	Such shares of common stock were repurchased prior to the initial public offering of our shares from former employees following their termination of employment.

Item 6.	Selected Historical Consolidated and Combined Financial Data

      The selected historical combined financial data of the Predecessor as of December 31, 2002, 2001 and 2000 and for each of the four years in the period ended December 31, 2002 and the two months ended February 28, 2003 have been derived from the audited combined financial statements of our predecessor company. The selected historical combined financial data of the Predecessor as of December 31, 1999 has been derived from the unaudited combined financial statements of our predecessor company and have been prepared on a basis consistent with the Predecessor’s audited annual combined financial statements. The selected historical consolidated financial data of the Successor as of December 31, 2003 and for the ten months ended December 31, 2003 have been derived from our audited consolidated financial statements and have been prepared on a different basis from the Predecessor’s annual combined financial statements under the purchase method of accounting as a result of the consummation of the Acquisition on February 28, 2003.

      Comparisons of certain items below are affected by the acquisition of Lucas Varity in March 1999 and divestitures during the three year period ended December 31, 2001. The table should be read in conjunction with “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the combined financial statements of our predecessor company and our consolidated financial statements included elsewhere in this report. The following financial information for the periods prior to the Acquisition may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone entity during the periods presented, or what our results of operations, financial position and cash flows will be in the future.

		Predecessor
	Successor
		Two
	Ten Months	Months
	Ended	Ended	Years Ended December 31,
	December 31,	February 28,
	2003	2003	2002	2001	2000	1999

	(In millions, except per share amounts)
Statements of Operations Data:
Sales	$9,435	$1,916	$10,630	$10,091	$10,920	$10,472
Cost of sales	8,456	1,686	9,315	8,989	9,437	8,829

Gross profit	979	230	1,315	1,102	1,483	1,643
Administrative and selling expenses	446	100	541	597	670	704
Research and development expenses	137	27	151	131	167	178
Amortization of intangible assets (including goodwill in 2001, 2000 and 1999)	27	2	15	78	76	68
Purchased in-process research and development(1)	85	—	—	—	—	67
Other (income) expense — net(2)	(56)	4	(6)	(2)	—	43

Operating income	340	97	614	298	570	583
Interest expense	295	48	316	373	387	405
Interest income	(8)	(1)	(7)	(10)	(13)	(21)
Losses on sale of receivables	25	—	7	1	—	—
Loss (gain) on retirement of debt	31	—	(4)	—	—	—
Income tax expense (benefit)	98	19	138	(30)	102	134

(Losses) earnings from continuing operations	(101)	31	164	(36)	94	65
Discontinued operations, net of income taxes	—	—	—	11	3	54

Net (losses) earnings	$(101)	$31	$164	$(25)	$97	$119

		Predecessor
	Successor
		Two
	Ten Months	Months
	Ended	Ended	Years Ended December 31,
	December 31,	February 28,
	2003	2003	2002	2001	2000	1999

	(In millions, except per share amounts)
Earnings (Losses) Per Share(3):
Basic and diluted losses per share:
Losses per share	$(1.16)
Weighted average shares	86.8
Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$845	$(73)	$526	$828	$751	$964
Net cash (used in) provided by investing activities	(3,696)	(68)	(414)	(409)	641	(5,089)
Net cash provided by (used in) financing activities	3,653	242	5	(464)	(1,452)	4,296
Capital expenditures	350	66	427	475	501	665
Other Financial Data (Unaudited):
EBITDA(4)	$747	$181	$1,123	$846	$1,147	$1,213
Depreciation and amortization	407	84	509	548	577	630
Unusual items (included in EBITDA)(5)	30	9	88	280	222	240
Net pension and OPEB (income) expense (included in EBITDA)(6)	82	(10)	(153)	(143)	(146)	(103)

	Successor	Predecessor

	At December 31,

	2003	2002	2001	2000	1999

					(Unaudited)
	(Dollars in millions)
Balance sheet data:
Cash and cash equivalents	$828	$188	$118	$151	$223
Marketable securities	16	26	32	43	66

	844	214	150	194	289

Total assets	$9,907	$10,948	$10,287	$11,293	$12,638
Total liabilities	9,129	8,476	8,712	9,457	10,732
Total debt (including current portion of long-term debt)(7)	3,808	3,925	4,597	5,053	6,521
Off-balance sheet borrowings under receivables facility(8)	—	—	327	—	—
Total stockholders’ investment	728	2,391	1,504	1,716	1,795

(1)	Represents the fair value of the purchased in-process research and development associated with the acquisition of Lucas Varity in March 1999 and the Acquisition in February 2003. Under GAAP, the purchase price allocation includes the fair value of purchased in-process research and development, which is immediately expensed to the extent it has not reached technological feasibility or has no future alternative use.

(2)	Includes miscellaneous income and expense items from operations. See Note 13 to the consolidated and combined financial statements for further detail.

(3)	Earnings per share are calculated by dividing net earnings (losses) by the weighted average shares outstanding. Earnings per share are not applicable for the historical Predecessor periods as there were no shares outstanding during those periods.

Basic and diluted earnings per share for the ten months ended December 31, 2003 have been calculated based on the weighted average shares outstanding for the period adjusted to give effect to the 100 for 1 stock split effected on January 27, 2004. Shares issuable pursuant to outstanding common stock options under our 2003 Stock Incentive Plan have been excluded from the computation of diluted earnings per share because their effect is antidilutive.

(4)	EBITDA is defined as earnings (losses) from continuing operations before interest, losses on sales of receivables, gain (loss) on retirement of debt, income taxes, depreciation and amortization. EBITDA, a measure used by management to measure performance, is reconciled to net earnings (losses) in the following table. Our management believes EBITDA is useful to the investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net earnings (losses) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The amounts shown for EBITDA as presented herein differ from the amounts calculated under the definition of EBITDA used in our debt instruments. The definition of EBITDA used in our debt instruments is further adjusted for certain cash and non-cash charges and is used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring additional debt and making certain payments.

      Following is a reconciliation of EBITDA to net (losses) earnings:

		Predecessor
	Successor
		Two
	Ten Months	Months
	Ended	Ended	Years Ended December 31,
	December 31,	February 28,
	2003	2003	2002	2001	2000	1999

	(Dollars in millions)
Net (losses) earnings	$(101)	$31	$164	$(25)	$97	$119
Depreciation and amortization	407	84	509	548	577	630
Interest expense	295	48	316	373	387	405
Interest income	(8)	(1)	(7)	(10)	(13)	(21)
Loss on sale of receivables	25	—	7	1	—	—
Loss (gain) on retirement of debt	31	—	(4)	—	—	—
Income tax expense (benefit)	98	19	138	(30)	102	134
Discontinued operations (net of taxes)	—	—	—	(11)	(3)	(54)

EBITDA	$747	$181	$1,123	$846	$1,147	$1,213

(5)	Our earnings (losses) from continuing operations (pre-tax) were negatively impacted by the effects of unusual items as presented in the following table:

		Predecessor
	Successor
		Two
	Ten Months	Months
	Ended	Ended	Years Ended December 31,
	December 31,	February 28,
	2003	2003	2002	2001	2000	1999

	(Dollars in millions)
Restructuring charges(a):
Severance and other (cash)	$(29)	$(3)	$(27)	$(189)	$(77)	$(62)
Asset impairments (non-cash)	—	—	(32)	(24)	(8)	(18)

Total restructuring charges	(29)	(3)	(59)	(213)	(85)	(80)
Asset impairment charges other than restructuring	—	—	(17)	(50)	(67)	—
Pending and threatened litigation and claims, including certain warranty claims in 2000	—	—	(2)	(36)	(65)	—
(Loss) gain on retirement of debt	(31)	—	4	—	—	—
Net gain from the sale of assets	—	—	12	18	21	—
Unrealized losses on foreign currency hedges and expenses related to the acquisition of Lucas Varity	—	—	—	—	(9)	(93)
Write-off of purchased in-process research and development	—	—	—	—	—	(67)
Northrop Grumman/ TRW Merger-related transaction costs	—	(6)	(23)	—	—	—
Other charges	(1)	—	—	—	(17)	—

Unusual items included in earnings (losses) from continuing operations (pre-tax)	(61)	(9)	(85)	(281)	(222)	(240)

Less:
Loss (gain) on retirement of debt	31	—	(4)	—	—	—
Unusual items in amortization of goodwill and intangible assets	—	—	1	1	—	—

Unusual items included in EBITDA	$(30)	$(9)	$(88)	$(280)	$(222)	$(240)

(a)	Significant restructuring actions were taken over the last several years as described more fully in the “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” While we continuously evaluate whether additional restructuring opportunities exist to increase our operating efficiencies, we do not have any current plans that would result in additional restructuring charges of the magnitude that the Predecessor incurred in 2002, 2001 and 2000.

(6)	See “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pensions and Other Post-Retirement Benefits” for a further discussion of net pension and OPEB (income) expense.

(7)	Total debt excludes any off-balance sheet borrowings under receivables facilities. As of December 31, 2003, we had no advances outstanding under our receivables facility.

(8)	The Predecessor’s receivables facility was an off-balance sheet arrangement. Our receivables facility can be treated as a general financing agreement or as an off-balance sheet arrangement depending on the level of loans to the borrower as further described in “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-balance Sheet Arrangements.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations covers periods prior and subsequent to the Acquisition. Accordingly, the discussion and analysis of historical operations of the Predecessor during the periods prior to the consummation of the Acquisition do not reflect the significant impact that the Acquisition has had and will have on us. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Forward-Looking Statements” section. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Forward-Looking Statements,” “Risk Factors,” “Selected Historical Combined and Consolidated Financial Data” and the historical combined financial statements of our predecessor and our consolidated financial statements included elsewhere in this report.

Basis of Presentation

      The Predecessor did not historically operate as a stand-alone business, but as part of TRW, which became a subsidiary of Northrop Grumman on December 11, 2002. TRW Automotive Inc. acquired the shares of the subsidiaries of TRW engaged in the automotive business upon consummation of the Acquisition.

      Due to a change in ownership, and the resultant application of purchase accounting, the historical financial statements of the Predecessor and the Successor included in this report have been prepared on different bases for the periods presented and are not comparable.

      The following provides a description of the basis of presentation during all periods presented:

Successor — Represents our consolidated financial position as of December 31, 2003 and our consolidated results of operations and cash flows for the ten month period ended December 31, 2003 following the Acquisition. The financial position as of December 31, 2003 and results of operations and cash flows for the ten month period ended December 31, 2003 reflect the application of purchase accounting, described below, relating to the Acquisition.

Predecessor — Represents the combined financial position of the automotive business of TRW for all periods prior to the Acquisition on February 28, 2003. This presentation is on the historical basis of accounting without the application of purchase accounting related to the Merger in any period presented, due to the temporary nature of Northrop Grumman’s ownership of TRW’s automotive business. Prior to the Merger on December 11, 2002, Northrop Grumman entered into the master purchase agreement on November 18, 2002 with affiliates of Blackstone to sell TRW’s automotive business. See “ITEM 13 — Certain Relationships and Related Transactions.” The extensive representations, warranties and covenants contained in the master purchase agreement restricting Northrop Grumman’s conduct prior to the closing of the Acquisition severely limited any actions that could have been taken by Northrop Grumman during its brief and temporary ownership of TRW’s automotive business.

      The combined financial statements of the Predecessor for each of the two years in the period ended December 31, 2002 and the unaudited pro forma information included in the results of operations for the year ended December 31, 2002 are based on the historical assets, liabilities, sales and expenses of the Predecessor for the periods prior to the Acquisition, including the allocation of a portion of TRW’s general and administrative corporate expenses, debt, interest expense and income taxes for periods prior to March 1, 2003 . The unaudited pro forma information for the year ended December 31, 2003 is based on the historical assets, liabilities, sales and expenses of the Predecessor for the two month period ended February 28, 2003 and of the Successor for the ten month period ended December 31, 2003. The pro forma adjustments reflect the effect of the Transactions as if they had occurred on January 1, 2002.

      The financial position, results of operations and cash flows of the Successor exclude, while those of the Predecessor include, for all periods presented, the assets, liabilities, results of operations and cash flows of the joint venture, TKS, which was not transferred to us as part of the Acquisition.

      As a result, the historical and other financial information of the Predecessor included in this report may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone company for the periods presented.

Executive Overview

      We are among the world’s largest and most diversified suppliers of automotive systems, modules and components to global VMs and related aftermarkets. We operate our business along three operating segments: Chassis Systems, Occupant Safety Systems and Automotive Components. Our cost of sales consists of variable and fixed components. Our variable and fixed costs approximate 80% and 20% of cost of sales, respectively. Variable costs are proportional to volume and mix and consist principally of materials and labor to manufacture our products. Our fixed costs are not significantly influenced by production volume, in the short term, and consist principally of administrative salaries, benefits and depreciation and other facility-related costs.

      Our business is moderately seasonal because our largest North American customers typically halt operations for approximately two weeks in July and one week in December. Additionally, customers in Europe historically shut down vehicle production during a portion of August and one week in December. Third quarter automotive production traditionally is also lower as new models enter production. Accordingly, our third and fourth quarter sales tend to be lower than our first and second quarter sales.

      Contract durations for automotive parts generally range from one year to the entire life of the vehicle model, generally three to seven years for cars and four to ten years for light trucks. Tier-l suppliers generally compete for new VM business at the beginning of the development of new vehicle models and upon the redesign of existing vehicle models. New vehicle model development generally begins at least two to five years before the marketing of such models to consumers. As a result, a significant portion of a supplier’s annual sales are generated pursuant to arrangements begun about two to five years before the revenues related to the arrangements begin to be realized. The Tier-l sourcing process for vehicle programs, which varies according to VM, is typically initiated when a VM seeks requests for quotations from several suppliers at least three to six years before anticipated vehicle production. Based on these quotations, VMs, in many cases, then select and work with a supplier on specific component design and development projects related to the new vehicle program. At varying points during this process, VMs may issue “nomination letters,” letters of intent or other representations to the supplier that, based on the supplier’s quotation and subject to a number of conditions established by the VM, the VM intends to award specific business relating to the vehicle program to the supplier. By the time the design and development of the vehicle program is nearly complete, the VM will typically have evaluated the supplier’s performance to date and its ability to meet the VM’s specific production and service requirements. The VM will then develop a proposed production timetable, including current vehicle volume and option mix estimates based on its own assumptions, and then source business with the supplier pursuant to written contracts, purchase orders or other firm commitments, provided that the supplier can meet the VM’s designated conditions and remain competitive in terms of price, quality, technology and delivery. In general, these contracts, purchase orders and commitments provide that the VM can terminate for convenience, and in some cases, they provide that the price will decrease over the proposed production timetable. Awarded business generally covers the supply of all or a portion of a VM’s production and service requirements of a particular product program rather than the supply of a specific quantity of products. Accordingly, in estimating awarded business over the life of a contract or other commitment, a supplier must make various assumptions as to the estimated number of vehicles expected to be produced, the timing of that production, the mix of options on the vehicles produced and pricing of the products being supplied. The realization of sales based on awarded business is subject in all cases to a number of important risks and uncertainties. In addition, the actual production volumes and option mix of vehicles produced by VMs depend on a number of factors that are beyond a supplier’s control.

Automotive Environment

      Our business is greatly affected by the automotive build rates in North America and Europe. The automobile industry is characterized by short-term volatility, but long-term growth of, light vehicle sales and production. New vehicle demand is driven by macro-economic and other factors such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence and employment and income growth trends. These factors ultimately determine longer-term vehicle production and sales rates.

      One of the current trends in the automotive industry is for VMs to shift research and development, design and testing responsibility to suppliers. VMs have also been reducing the number of their suppliers, preferring strong relationships with fewer suppliers. We operate in a difficult pricing environment and our goal is to mitigate the pricing pressure imposed by VMs by continuing cost reduction efforts and restructuring our business. We also have recently seen significant inflationary pressures in the ferrous metals markets. We are fully engaged in supply chain management and utilizing Six Sigma as a leading quality improvement program throughout our operations and functions.

Acquisitions and Divestitures

      In 2001, the Predecessor disposed of five non-core businesses, one of which was accounted for as discontinued operations and four of which were not accounted for as discontinued operations. The business included in discontinued operations was Lucas Varity’s diesel business. Proceeds from the sale of the discontinued operations was $29 million and there was a $10 million gain on the sale, which is included in the net results of discontinued operations. The most significant of the four businesses divested that were not accounted for as discontinued operations were Lucas Varity India’s electrical businesses, and certain sensor and related components businesses. The revenues of these businesses were included in sales of the combined statements of operations and were $69 million for the year ended December 31, 2001. Proceeds from the sales of these divested businesses were $17 million and the gain on the sales of these businesses was $18 million.

      On April 8, 2003, we sold our 21.8% equity interest in Toyoda TRW Automotive, Inc. (“Toyoda”) to our joint venture partner, Toyoda Machine Works, Ltd. We had previously accounted for our interest in Toyoda under the equity method, and classified this investment in “Other assets” (long-term) in our combined and consolidated balance sheets.

      On June 27, 2003, we sold our 60% partnership interest in Quality Safety Systems Company (“QSS”), a Canadian seatbelt joint venture, to a subsidiary of our partner, Tokai Rika Co., Ltd. Through the sale date, QSS’s financial position results of operations and cash flows were included in our consolidated and combined financial statements.

      On December 29, 2003, we completed the disposal of a European forge parts facility (“Linn”), which provided components internally to other portions of our businesses. Through the sale date, Linn’s financial position results of operations and cash flows were included in our consolidated and combined financial statements.

      Proceeds from the Toyoda, QSS and Linn divestitures were approximately $57 million, net of cash retained in the QSS business.

      On June 26, 2003, we acquired sole ownership of the immediate parent of Autocruise, S.A. (“Autocruise”) by acquiring for nominal consideration the equity interest held by our former joint venture partner, Thales Group. Autocruise, operating a custom-built facility in Brest, France, designs and manufactures radar-based sensors for adaptive cruise control systems, principally sold in certain European markets.

      On September 22, 2003, we acquired a 50% equity interest in EnTire Solutions, LLC, a new joint venture we entered into with Group Michelin. This joint venture will focus on the development, marketing, manufacture and sale of advanced direct tire pressure monitoring systems for passenger cars and light trucks.

Restructuring

      In 2001, the Predecessor recorded charges of $213 million related to the closing of two facilities and various headcount reduction activities including the integration of the former Chassis, Occupant Safety Systems and Automotive Electronics segments under one management team. The combination of these activities in 2001 resulted in a reduction of approximately 6,000 employees. In 2002, the Predecessor recorded charges of $59 million for actions that resulted in the closing of three plants and employee reductions of approximately 950. During the two months ended February 28, 2003, the Predecessor recorded charges of $3 million for severance and costs related to the consolidation of certain facilities. The charges described above include both cash and non-cash items. For the periods ended December 31, 2001 and 2002, the cash charges were $189 million and $27 million, respectively, and the non-cash charges were $24 million and $32 million, respectively. For the two months ended February 28, 2003, only cash charges were recorded totaling $3 million.

      In connection with the Acquisition, we assumed liabilities (subject to certain exceptions) totaling approximately $51 million for various restructuring activities, primarily related to involuntary severance obligations and costs to exit certain activities. For the ten months ended December 31, 2003, we recorded cash charges of $29 million for severance and costs related to the consolidation of certain facilities. Additionally, we recorded a $37 million reserve through purchase accounting primarily for severance related to strategic restructurings, plant closings and involuntary employee termination arrangements outside of the United States to be paid over the next several years in accordance with local laws.

      While we continuously evaluate whether additional restructuring opportunities exist to increase our operating efficiencies, we do not have any current plans that would result in additional restructuring charges of the magnitude that the Predecessor incurred in 2001 and 2002.

      The following table sets forth a summary of the activity in the balance sheet accounts related to the restructuring reserves:

		Provision
				Purchase	Used for
	Beginning	Administrative	Cost of	Price	Purposes	Ending
	Balance	and Selling	Sales	Allocation	Intended	Balance

	(Dollars in millions)
Ten months ended December 31, 2003	$51	$13	$16	$37	$(38)	$79
Two months ended February 28, 2003	$61	$1	$2	$—	$(13)	$51
Year ended December 31, 2002	$145	$17	$42	$—	$(143)	$61
Year ended December 31, 2001	$63	$87	$126	$—	$(131)	$145

      Of the $79 million restructuring reserve accrued at December 31, 2003, approximately $46 million is expected to be paid through 2004, and approximately $20 million relates to involuntary employee termination arrangements outside the United States to be paid over the next several years in accordance with local law.

Asset Impairments Other Than Restructuring

      In 2001, Chassis Systems, Occupant Safety Systems and Automotive Components segments recorded asset impairment charges of $28 million, $10 million and $12 million, respectively. These charges, related primarily to the write-down of property, plant and equipment, were recorded as $38 million in cost of sales, $11 million in other (income) expense-net and $1 million in goodwill amortization. Of these charges, $49 million was a result of the reduction of volume, consolidation of production and outsourcing at certain facilities. In 2002, Occupant Safety Systems and Automotive Components segments recorded asset impairment charges of $11 million and $6 million, respectively. Of these charges, $10 million related to the write-down of the investment in two affiliates to fair market value. The remaining $7 million related primarily to the write-down of property, plant and equipment to fair value. Of these charges, $9 million was recorded in other income-net, $7 million in cost of sales and $1 million in amortization of intangible assets.

Pension Plans

      During the periods presented, substantially all our employees participated in defined benefit pension plans or retirement/termination indemnity plans. Net pension income included in earnings from continuing operations of the Predecessor for the years ended December 31, 2001 and 2002 and the two months ended February 28, 2003 was $209 million, $222 million and $23 million, respectively. Generally, pension income is required to be retained by the applicable pension plan and is not available for general corporate use. The net pension income during these periods is principally due to the overfunded status of the U.K. defined benefit plan. The fair value of plan assets in excess of the projected benefit obligation for the U.K. plan was $1.8 billion, $1.2 billion, $155 million, $55 million and $280 million at January 1, 2001, 2002, 2003, March 1, 2003 and October 31, 2003, respectively. The projected benefit obligations in excess of the fair value of plan assets for the U.S. and other plans was $174 million, $327 million, $563 million, $801 million and $826 million on January 1, 2001, 2002, 2003, March 1, 2003, and October 31, 2003, respectively. For the ten months ended December 31, 2003, net pension expense of the Successor was $24 million. The pension expense reflects the application of purchase accounting related to the Acquisition, including the recognition of all unamortized gains and losses in the opening balance sheet, valuing of the assets at fair value as of March 1, 2003 and changes in actuarial assumptions at March 1, 2003. See “— Critical Accounting Estimates — Employee Benefit Plans” and Note 18 to the financial statements.

Critical Accounting Estimates

      The critical accounting estimates that affect our financial statements and that use judgments and assumptions are listed below. In addition, the likelihood that materially different amounts could be reported under varied conditions and assumptions is noted.

      Product Recalls. We are at risk for product recall costs. Recall costs are costs incurred when the customer or we decide to recall a product through a formal campaign, soliciting the return of specific products due to a known or suspected safety concern. In addition, the National Highway Traffic Safety Administration has the authority, under certain circumstances, to require recalls to remedy safety concerns. Product recall costs typically include the cost of the product being replaced, customer cost of the recall and labor to remove and replace the defective part.

      During the Predecessor periods when a decision to recall a product had been made for which we bore some responsibility, we recorded the estimated cost to us of the recall as a charge to net earnings in that period, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (“SFAS 5”). In making estimates relating to product recalls, judgment was required as to the number of units to be returned, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between us and the customer and, in some cases, the extent to which our supplier would share in the recall cost. As a result, our actual recall costs could be significantly different from our estimated costs.

      Effective as of the Acquisition date, we implemented a new methodology for actuarially estimating our recall obligations that differs from that of our predecessor. We engaged independent third-party actuaries to run loss histories for the purpose of establishing loss projections and completed the valuation work in the fourth quarter of 2003. Under the actuarial estimation methodology, we accrue for recalls when revenues are recognized upon the shipment of product. The adoption of this estimation methodology does not have a material effect on the reported results of operations or cash flows for the ten month period ended December 31, 2003 or any individual quarter within such period. In the future, using an actuarial based estimation will have the effect of better matching revenues and expenses as relative to the methodology employed by our predecessor, we will record higher expenses in a period of minor or no recalls and lower expenses in a period of a significant recall since the obligation will have already been accrued as the revenue was recognized.

      Impairment of Long-Lived Assets and Intangibles. We evaluate long-lived assets and intangibles subject to amortization for impairment when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows to be generated by those assets are less than their carrying value. If the undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value.

      The determination of undiscounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry specific data. We use external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards over a five-year period. The projected profit margin assumptions included in the plans are based on the current cost structure and anticipated cost reductions. If different assumptions were used in these plans, the related undiscounted cash flows used in measuring impairment could be different and additional impairment of assets might be required to be recorded.

      We test intangible assets not subject to amortization, other than goodwill, for impairment on an annual basis by comparing the estimated fair values to the carrying values. If the carrying value exceeds the estimated fair value, the asset is written down to its estimated fair value. Estimated fair value is based on cash flows, discussed above, discounted at a risk-adjusted rate of return.

      We also evaluate the useful lives of intangible assets each reporting period.

      Goodwill. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” See “Recent Accounting Pronouncements.” In connection with the Acquisition, we have applied the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”) and, after the application of purchase accounting, we have recorded approximately $2.5 billion in goodwill.

      In accordance with SFAS 142, we no longer amortize goodwill but perform annual impairment testing at a reporting unit level. Our reporting units are our three reportable operating segments. To test goodwill for impairment, we estimate the fair value of each reporting unit and compare the estimated fair value to the carrying value. If the carrying value exceeds the estimated fair value, then a possible impairment of goodwill exists and requires further evaluation. Estimated fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts (see “Impairment of Long-Lived Assets and Intangibles”), discounted at a risk-adjusted rate of return.

      As the estimated fair values of our reporting units exceeded their carrying values at each testing date since adoption, we have recorded no goodwill impairment. While we believe our estimates of fair value are reasonable based upon current information and assumptions about future results, changes in our businesses, the markets for our products, the economic environment and numerous other factors could significantly alter our fair value estimates and result in future impairment of recorded goodwill.

      Employee Benefit Plans. Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plans and other post-retirement benefits are evaluated periodically by management in consultation with outside actuaries and outside investment advisors. Changes in assumptions are based on relevant company data, such as the rate of increases in compensation levels and the long-term rate of return on plan assets. Critical assumptions such as the expected long-term rate of return on plan assets, the discount rate used to measure our benefit obligations and health care cost projections are evaluated and updated annually. Based on our assumptions as of October 31, 2003, as discussed below, a one fourth percentage point change in these assumptions, holding all other assumptions constant, would have the following effect on our U.S. pension costs and obligations on an annual basis:

	Costs

	Increase	Decrease

	(Dollars in millions)
Discount rate	$(1)	$1
Expected long-term rate of return	$(2)	$2

	Obligations

	Increase	Decrease

	(Dollars in millions)
Discount rate	$(33)	$34

	Impact on
	U.S. Retiree
	Healthcare Costs of
	a One-Fourth
	Percentage Change
	in Discount Rate

	Increase	Decrease

	(Dollars in millions)
U.S. retiree welfare expense	$—	$—
U.S. retiree welfare obligations	$(23)	$25

	Percentage Change on
	U.S. Retiree Healthcare if
	Healthcare Trend Rates

	Decrease by 1%	Increase by 1%

U.S. retiree welfare expense	9.1%	11.0%
U.S. retiree welfare obligations	8.5%	10.1%

      Pensions. We account for our defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination involves the selection of an expected rate of return on plan assets and a discount rate. SFAS 87 and the policies we have used, notably the use of a calculated value of plan assets for pensions (which is further described below), generally reduced the volatility of pension income and expense that would have otherwise resulted from changes in the value of the pension plan assets and pension liability discount rates. A substantial portion of our pension benefits relate to our plans in the United States and the United Kingdom. As discussed in “— Pension plans”, the Predecessor’s results of operations for the periods presented through February 28, 2003 reflect net pension income due to the over-funded status of our U.K. plan, net of pension expense for our U.S. and other plans. For the ten months ended December 31, 2003, our net pension expense reflects a combination of a decreased long-term rate of return assumption on the assets, decreased discount rate and use of fair value of plan assets as of March 1, 2003 in our purchase accounting, as opposed to the five-year market related value used historically.

      One key assumption in determining our net pension (income) expense in accordance with SFAS 87 is the expected long-term rate of return on plan assets. The expected long-term annual rate of return on pension assets for 2001, 2002, and 2003 through February 28 were assumed by the Predecessor to be 9.5%, 9.5%, and 9.0%, respectively, in the United States and 8.75% in the United Kingdom. Effective March 1, 2003, we are assuming long-term annual rates of return on pension assets of 8.5% in the U.S. and 7.75% in the U.K. The actual returns on pension assets were a negative 4.3% in 2001, a negative 2.5% in 2002 and a positive 25.9% in 2003 for the U.S. plans and a negative 8.6% in 2001 and a negative 14.4% in 2002 and a positive 17% in 2003 for the U.K. plan. Over the last twelve years through December 31, 2003, our U.S. and U.K. plans have averaged returns of 8.4% and 8.2%, respectively. We review our long-term rate of return assumptions annually through comparison of our historical actual rates of return with our expectations, consultation with our actuaries regarding the assumptions used by other large companies and consultation with our investment managers regarding their expectations for future returns. While we believe our assumptions of future returns are reasonable and appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future pension (income) expense. The expected long-term rate of return on assets is applied to a calculated market-related value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension (income) expense. In computing the expected return on plan assets that was included in the pension expense of the Successor for the ten month period ended December 31, 2003, the market-related value of assets was set equal to the fair value of assets; and, in future years, assets gains and losses will be amortized over five years in determining the market-related value of assets used to calculate the expected return component of pension income. The Predecessor used this same methodology to calculate the expected return.

      Another key assumption in determining our net pension (income) expense is the determination of the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency, and we review the assumption with our actuaries. As of December 31, 2001, the Predecessor determined its pension discount rates to be 7.25% for the U.S. plans and 5.75% for the U.K. plan. As of December 31, 2002, the Predecessor assumed discount rates of 6.5% and 5.5% for the U.S. plans and the U.K. plan, respectively. These rates were used for the two-month period ended February 28, 2003. Beginning March 1, 2003, we are using discount rates of 6.25% and 5.5% for the U.S. plans and the U.K. plan respectively. Changes in discount rates over the past three years have not materially affected pension income (expense), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred historically as allowed by SFAS 87. As a result of the Acquisition and the application of purchase accounting, all unamortized historical changes were immediately recognized in the opening balance sheet.

      We expect to contribute approximately $60 to $70 million to our U.S. pension plans (subject to possible legislative changes) and approximately $26 million to our non-U.S. pension plans in 2004.

      Other Post-Retirement Benefits. We account for our Other Post-Retirement Benefits (“OPEB”) in accordance with SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions”, which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination requires the selection of a discount rate and health care cost trend rates used to value benefit obligations. The discount rate reflects the current rate at which the OPEB liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency and we review the assumption with our actuaries. As of December 31, 2002, the Predecessor determined its discount rate for OPEB to be 6.5%. The Predecessor used a discount rate for OPEB of 6.5% for the two-month period ended February 28, 2003, based on information available as of December 31, 2002. Beginning March 1, 2003, we are using a discount rate for OPEB of 6.25%. We develop our estimate of the health care cost trend rates used to value benefit obligations through review of our recent health care cost trend experience and through discussions with our actuary regarding the experience of similar companies. At December 31, 2001, the Predecessor assumed a 6.4% annual rate of increase in the per capita cost of covered health care benefits for the U.S. plan (representing substantially all of the OPEB benefits), which was assumed to gradually decrease to 5.1% in the year 2009 and remain at that level thereafter. At December 31, 2002, the Predecessor assumed a 10.0% annual rate of increase in the per capita cost of covered health care benefits for the U.S. plan, which was assumed to decrease gradually to 5.0% over eight years and remain at that level thereafter. This assumption was maintained after the Acquisition. We fund our OPEB obligation on a pay-as-you-go basis and have no plan assets. We expect to contribute approximately $75 million on a pay-as-you-go basis to our plans in 2004. Changes in the assumed discount rate or health care cost trend rate can have a significant impact on our actuarially determined liability and related OPEB expense.

      On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPD Act”). The MPD Act expanded Medicare to include, for the first time, coverage for prescription drugs. We sponsor retiree welfare programs and expect that this legislation will eventually reduce our costs for some of these programs. At this point, our investigation into a response to the legislation is preliminary, as we await guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured.

      Because of the various uncertainties related to our response to this legislation and the appropriate accounting methodology for this event, we have elected to defer financial recognition of this legislation until the Financial Accounting Standards Board issues final accounting guidance. As such, measures of the accumulated post-retirement benefits obligation and net periodic post-retirement benefits cost included in these financial statements do not reflect the effects of the MPD Act. This deferral election is permitted under FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”.

      Income Taxes and Tax Valuation Allowances. We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our balance sheets, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply for taxable income in the years in which those temporary differences are expected to be recovered or settled. We follow specific guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. We review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowances against all or a significant portion of our deferred tax assets resulting in an increase in our effective tax rate and an adverse impact on our reported results. On February 28, 2003, the Acquisition required the Company to record certain purchase accounting adjustments, which accordingly required the Company to record certain deferred taxes. As of December 31, 2003, our gross deferred tax assets were approximately $1,216 million and our gross deferred tax liabilities were approximately $952 million. These amounts were reduced by a valuation allowance of $237 million for a net deferred tax asset of $27 million.

      Environmental. Governmental regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had, and will continue to have, an effect on our operations. We have made and continue to make expenditures for projects relating to the environment, including pollution control devices for new and existing facilities. We are conducting a number of environmental investigations and remedial actions at current and former locations to comply with applicable requirements and along with other companies, have been named a potentially responsible party for certain waste management sites.

      A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. Each of the environmental matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to us. We believe that any liability, in excess of amounts accrued in our consolidated and combined financial statements, that may result from the resolution of these matters for which sufficient information is available to support cost estimates, will not have a material adverse affect on our financial position, results of operations or cash flows. However, we cannot predict the effect on our financial position, results of operations or cash flows for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters.

Results of Operations on a Pro Forma Basis

      The following unaudited pro forma consolidated and combined statements of operations for years ended December 31, 2003 and 2002 include adjustments to reflect the effect of the Transactions as if they have occurred on January 1, 2002. These unaudited pro forma consolidated and combined statements of operations and related notes are provided for informational purposes only and do not purport to be indicative of the results which would have actually been attained had the Transactions occurred on January 1, 2002 or that may be attained in the future.

Total Company Results of Operations

PRO FORMA CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2003

	Historical

	Successor	Predecessor

	Ten Months	Two Months
	Ended	Ended
	December 31,	February 28,	Pro Forma
	2003	2003	Adjustments		Pro Forma

	(Dollars in millions)
Sales	$9,435	$1,916	$(43	)(a)	$11,308
Cost of sales	8,456	1,686	(100	)(b)	10,042

Gross profit	979	230	57		1,266
Administrative and selling expenses	446	100	(2	)(c)	544
Research and development expenses	137	27	—		164
Purchased in-process research and development	85	—	(85	)(d)	—
Amortization of intangible assets	27	2	3	(e)	32
Other (income) expense — net	(56)	4	(1	)(f)	(53)

Operating income	340	97	142		579
Interest expense	295	48	(16	)(g)	327
Interest income	(8)	(1)	1	(g)	(8)
Losses on sales of receivables	25	—	(17	)(g)	8
Loss on retirement of debt	31	—	(31	)(h)	—

(Losses) earnings before income taxes	(3)	50	205		252
Income tax expense	98	19	42	(i)	159

Net (losses) earnings	$(101)	$31	$163		$93

(a)	Reflects the elimination of the sales of TKS, which was not transferred to us as part of the Acquisition. See Note 1 of the Notes to Combined and Consolidated Financial Statements.

(b)	Reflects the elimination of $40 million of cost of sales of TKS, $12 million in pension and OPEB adjustments as a result of purchase accounting, the elimination of the effects of a $43 million inventory write-up recorded as a result of the Acquisition and $5 million net decrease in depreciation and amortization expense resulting from fair value adjustments to fixed assets and certain intangibles.

(c)	Reflects the elimination of $1 million administrative and selling expense of TKS, the addition of $1 million in the annual monitoring fee payable to an affiliate of Blackstone and $2 million decrease in depreciation and amortization expense resulting from fair value adjustments to fixed assets and capitalized software.

(d)	Reflects the elimination of the fair value of purchased in-process research and development expensed as a result of purchase accounting.

(e)	Reflects the incremental increase in amortization resulting from assignment of fair value to certain intangibles.

(f)	Reflects elimination of $1 million other expense related to TKS.

(g)	Reflects adjustments to present pro forma net financing costs based upon our new capital structure and the initiation of our receivables facility.

(h)	Reflects the elimination of the loss on retirement of debt in connection with the July 2003 refinancing of certain portions of senior credit facilities.

(i)	Reflects the tax effect of the above adjustments at the applicable tax rates.

PRO FORMA COMBINED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002

		Pro Forma
	Historical	Adjustments		Pro Forma

	(Dollars in millions)
Sales	$10,630	$(246	)(a)	$10,384
Cost of sales	9,315	(267	)(b)	9,048

Gross profit	1,315	21		1,336
Administrative and selling expenses	541	(40	)(c)	501
Research and development expenses	151	—		151
Amortization of intangible assets	15	18	(d)	33
Other income — net	(6)	(8	)(e)	(14)

Operating income	614	51		665
Interest expense	316	(6	)(f)	310
Interest income	(7)	1	(g)	(6)
Losses on sales of receivables	7	(2	)(f)	5
Gain on retirement of debt	(4)	4	(h)	—

Earnings before income taxes	302	54		356
Income tax expense	138	17	(i)	155

Net earnings	$164	$37		$201

(a)	Reflects the elimination of sales of TKS, which was not transferred to us as part of the Acquisition. See Note 1 of the Notes to Consolidated and Combined Financial Statements.

(b)	Reflects the elimination of $228 million of cost of sales of TKS, $10 million in pension adjustments as a result of purchase accounting and $29 million net decrease in depreciation and amortization expense resulting from fair value adjustments in fixed assets and certain intangibles.

(c)	Reflects the elimination of $3 million in administrative and selling expenses for TKS, $28 million net reduction in historical corporate allocations compared to estimated stand-alone costs including the annual monitoring fee and a $9 million net decrease in depreciation and amortization expense resulting primarily from fair value adjustments to fixed assets and certain intangibles.

(d)	Reflects the incremental increase in amortization expense resulting from fair value adjustments to certain intangibles.

(e)	Reflects the elimination of $8 million of other expense related to TKS.

(f)	Reflects adjustments to show pro forma net financing costs based upon our new capital structure and the initiation of our receivables facility.

(g)	Reflects the elimination of $1 million interest income related to TKS.

(h)	Reflects the elimination of the gain on the repurchase of £5.4 million Lucas Varity senior notes in the first quarter of 2002. Gain was reclassified from “extraordinary items” to “earnings before income taxes” under SFAS 145, as of January 1, 2003.

(i)	Reflects the tax effect of the above adjustments at applicable tax rates.

      The historical and pro forma results of operations of the Predecessor and the Successor reflect the impact of various unusual items during the periods discussed. Earnings (losses) from continuing operations (pretax) for the pro forma years ended December 31, 2003 and 2002 and the historical years ended

December 31, 2002 and 2001 were negatively impacted by the effects of these unusual items as presented in the following table:

			Historical

	Pro Forma		Predecessor

	Years Ended		Years Ended
	December 31,		December 31,

	2003	2002	2002	2001

	(Dollars in millions)
Restructuring charges:
Severance and other (cash)	$(32)	$(27)	$(27)	$(189)
Asset impairments (non-cash)	—	(32)	(32)	(24)

Total restructuring charges	(32)	(59)	(59)	(213)
Asset impairment charges other than restructuring	—	(17)	(17)	(50)
Pending and threatened litigation and claims	—	(2)	(2)	(36)
Gain on retirement of debt	—	—	4	—
Net gain on the sale of assets	—	12	12	18
Northrop Grumman/ TRW merger-related transaction costs	(6)	(23)	(23)	—
Other charges	(1)	—	—	—

Unusual items included in earnings (losses) from continuing operations (pretax)	(39)	(89)	(85)	(281)

Less:
(Gain) on retirement of debt	—	—	(4)	—
Unusual items on amortization of goodwill and intangible assets	—	1	1	1

Unusual items included in EBITDA	$(39)	$(88)	$(88)	$(280)

      These unusual items are classified in the statements of operations as follows:

			Historical

	Pro Forma		Predecessor

	Years Ended		Years Ended
	December 31,		December 31,

	2003	2002	2002	2001

	(Dollars in millions)
Cost of sales	$20	$61	$61	$169
Administrative and selling expenses	18	35	35	87
Amortization of goodwill and intangible assets	—	1	1	1
Other expense (income) — net	1	(8)	(8)	24
Gain on retirement of debt	—	—	4	—

Reduction in earnings (losses) from continuing operations before income taxes	39	89	85	281
Income tax (benefit)	(9)	(24)	(22)	(98)

Reduction in earnings (losses) from continuing operations	$30	$65	$63	$183

Pro forma year ended December 31, 2003 compared to pro forma year ended December 31, 2002

      Sales for the year ended December 31, 2003 of $11.3 billion increased $924 million from $10.4 billion for the year ended December 31, 2002. Higher sales resulted primarily from the favorable impact of foreign currency exchange of $967 million and the impact of higher volume and product growth in excess of unfavorable pricing of $17 million partially offset by the effect of business divestitures completed in 2003 of

$60 million. This higher volume was achieved despite a lower level of underlying industry production in both North America and Europe.

      Gross Profit for the year ended December 31, 2003 of $1,266 million declined $70 million from $1,336 million for the year ended December 31, 2002. The decrease resulted from a decline in net pension and OPEB income of $219 million, and the net unfavorable impact of negative product mix in excess of the positive effect of higher volume of $72 million, partially offset by the favorable impact of foreign currency exchange of $101 million, cost reduction savings in excess of inflation and lower pricing of $80 million, and a decrease in charges for unusual items of $41 million. Gross profit for 2003 was reduced by unusual items of $20 million, which were primarily restructuring costs for severance. Net pension and OPEB expense included in gross profit for 2003 was approximately $33 million compared to income of approximately $186 million for 2002. Gross profit for 2002 was reduced by unusual items of $61 million, which consisted of restructuring expense of $43 million, principally for asset impairments and severance related charges, asset impairment charges other than restructuring of $14 million, and other charges related to employee compensation arising from the Northrop Grumman acquisition of TRW of $4 million. Gross profit as a percentage of sales for 2003 was 11.2% compared to 12.9% for 2002.

      Administrative and selling expenses for the year ended December 31, 2003 of $544 million increased $43 million from $501 million for the year ended December 31, 2002. Higher costs resulted primarily from the unfavorable impact of foreign currency exchange of $31 million, an increase in net pension and OPEB expense of $5 million, and increases in inflation, advertising costs, professional fees and other net costs of $24 million, partially offset by a reduction in charges for unusual items of $17 million. Net pension and OPEB expense included in administrative and selling expenses for the years 2003 and 2002 was approximately $28 million and $23 million, respectively. Administrative and selling expenses for 2003 included $18 million of charges for unusual items, which consisted of approximately $13 million of restructuring costs, and $5 million for costs associated with our separation from Northrop Grumman. Administrative and selling expenses for 2002 included charges for unusual items of $35 million, which consisted of restructuring expenses primarily for severance of $16 million, and other charges of $19 million related to employee compensation arising from the Northrop Grumman acquisition of TRW. Administrative and selling expenses as a percentage of sales were 4.8% for 2003 and for 2002.

      Research and development expenses were $164 million for the year ended December 31, 2003 compared to $151 million for the year ended December 31, 2002. Expenses increased primarily due to the unfavorable impact of foreign currency exchange of $14 million. Research and development expenses as a percentage of sales were 1.5% for 2003 and 2002.

      Other (income) expense — net for the year ended December 31, 2003 was income of $53 million compared to income of $14 million for the year ended December 31, 2002. Other income for 2003 consisted of non-cash unrealized currency translation gains on intercompany debt (which we do not expect to recur on an ongoing basis) of $37 million, earnings of affiliates of $9 million, net miscellaneous other income of $8 million and an asset impairment charge of $1 million. Other income for 2002 consisted of net gain on sales of assets of $12 million, earnings of affiliates of $6 million and miscellaneous other income of $12 million, partially offset by asset impairment charges of $9 million and foreign currency exchange losses of $7 million.

      Interest expense for the year ended December 31, 2003 was $327 million compared to $310 million for year ended December 31, 2002.

      The effective tax rate for the year ended December 31, 2003 was 63% compared to 44% for the year ended December 31, 2002. For 2003, the effective rate was higher than the U.S. statutory rate due primarily to tax losses in the United States, where tax benefits for net operating losses are being fully reserved. For 2002, the effective rate was higher than the U.S. statutory rate due primarily to operating profits in certain foreign tax jurisdictions with higher tax rates.

      Earnings before interest, taxes, depreciation and amortization (EBITDA): EBITDA is defined as earnings (losses) before interest, losses on sales of receivables, gain (loss) on retirement of debt, taxes, depreciation and amortization (“EBITDA”). EBITDA for the year ended December 31, 2003 was

$1,065 million compared to $1,148 million for the year ended December 31, 2002. The decrease resulted primarily from a decline in net pension and OPEB income of $224 million, the unfavorable impact of negative product mix in excess of the favorable effect of higher volume of $72 million, and other net costs of $6 million. These decreases were largely offset by the favorable impact of foreign currency exchange of $132 million (which included a $32 million non-cash unrealized currency translation gain on intercompany debt positions), a decrease in charges for unusual items of $49 million, and savings from cost reduction activities in excess of inflation and lower pricing of $38 million. Net pension and OPEB expense for 2003 was $61 million compared to income of $163 million for 2002. EBITDA for 2003 was reduced by unusual items of $39 million, which consisted of restructuring expenses principally for severance of $32 million and $6 million for costs associated with our separation from Northrop Grumman, and other charges of $1 million. EBITDA for 2002 included unusual items totaling $88 million, which consisted of restructuring charges for asset impairments of $32 million, restructuring charges primarily for severance and other of $26 million, asset impairment charges other than restructuring of $17 million, charges related to the acquisition of TRW by Northrop Grumman of $23 million, litigation charges of $2 million and net gain on the sale of assets of $12 million.

      EBITDA, a measure used by management to measure performance, is reconciled to net earnings (losses) in the following table. Our management believes EBITDA is useful to the investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net earnings (losses) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The amounts shown for EBITDA, as presented herein, differ from the amounts calculated under the definition of EBITDA used in our debt instruments. The definition of EBITDA used in our debt instruments is further adjusted for certain cash and non-cash charges and is used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring additional debt and making certain payments.

      The following table provides a reconciliation of pro forma net earnings to EBITDA:

	Pro Forma

	Years Ended
	December 31,

	2003	2002

	(Dollars in
	millions)
Net earnings	$93	$201
Depreciation and amortization	486	483
Interest expense	327	310
Interest income	(8)	(6)
Losses on sales of receivables	8	5
Income tax expense	159	155

EBITDA	$1,065	$1,148

Short Period Discussions on a Historical Basis

      As a result of the Acquisition, our historical results of operations for the ten months ended December 31, 2003 are reported on a different basis under the purchase method of accounting and thus are not comparable to previous periods of the Predecessor. Following is a discussion of the results of operations of the Predecessor for the two months ended February 28, 2003 and of the Successor for the ten months ended December 31, 2003 on a historical basis.

Two Months Ended February 28, 2003

      For the two months ended February 28, 2003, the Predecessor generated sales of $1,916 million, with cost of sales of $1,686 million, resulting in a gross profit of $230 million and a gross profit margin of 12.0%. Administrative and selling expenses were $100 million or 5.2% of sales. Research and development expenses were $27 million or 1.4% of sales. Amortization of intangible assets was $2 million, other expense was $4 million and operating income was $97 million or 5.1% of sales. Interest expense was $48 million, interest income was $1 million and income tax expense was $19 million. Net earnings were $31 million or 1.6% of sales.

Ten Months Ended December 31, 2003

      For the ten months ended December 31, 2003, the Successor generated sales of $9,435 million, with cost of sales of $8,456 million, resulting in a gross profit of $979 million and a gross profit margin of 10.4%. Administrative and selling expenses were $446 million or 4.7% of sales. Research and development expenses were $137 million or 1.5% of sales. Purchased in-process research and development expense was $85 million, amortization of intangible assets was $27 million, other income was $56 million and operating income was $340 million or 3.6% of sales. Interest expense was $295 million, interest income was $8 million, losses on sales of receivables was $25 million, loss on retirement of debt was $31 million, and income tax expense was $98 million. Net losses were $101 million or 1.1% of sales. Included in cost of sales for the ten months ended December 31, 2003 was a $43 million charge for the reversal of inventory fair value write-up recorded as of the Acquisition date, relating to inventory sold during the period. Included in interest expense was $11 million related to bridge commitment fees and $5 million of net interest expense on borrowed funds held in escrow prior to the closing of the Acquisition. Included in losses on sales of receivables was $18 million of one-time fees related to the establishment of the receivables facility.

Historical 2002 Compared to 2001

      Sales for the year ended December 31, 2002 of $10.6 billion increased $539 million from $10.1 billion in the year ended December 31, 2001. The increase resulted from higher volume, net of price reductions, of $384 million, and the positive impact of foreign currency exchange of $224 million, partially offset by the effect of divestitures completed in 2001 of $69 million. Higher volume primarily reflected higher customer vehicle production in North America and sales growth in the Asia Pacific region.

      Gross profit for the year ended December 31, 2002 of $1,315 million increased $213 million from $1,102 million in the year ended December 31, 2001. The increase was primarily due to a decrease in unusual items of $108 million, the combined effect of savings from cost reduction activities and a seat belt recall in the third quarter of 2001, net of price reductions and inflation, of $104 million, the net positive impact of higher sales volume and product mix of $24 million, higher U.K. pension income of $16 million, and the favorable effect of foreign currency exchange of $13 million. This increase was partially offset by a combination of higher costs due to a product launch in Europe, a temporary increase in costs following the closing of a facility in Europe and asset write-offs totaling $32 million, and the impact of divestitures completed in 2001 of $23 million. Gross profit in 2002 was reduced by unusual items totaling $61 million, consisting of restructuring charges of $43 million, principally for asset impairments and severance related expenses, asset impairment charges other than restructuring of $14 million and other charges related to employee compensation arising from the Northrop Grumman acquisition of TRW of $4 million. Gross profit in 2001 was reduced by unusual items totaling $169 million, consisting of $126 million in restructuring expenses, asset impairment charges other than restructuring of $38 million and other charges of $5 million. Gross profit margin for 2002 increased to 12.4% from 10.9% in 2001.

      Administrative and selling expenses for the year ended December 31, 2002 of $541 million decreased $56 million from $597 million in the year ended December 31, 2001. Lower expenses resulted primarily from a decrease in unusual items of $52 million, the effect of divestitures completed in 2001 of $10 million and net cost reductions of $6 million, partially offset by the unfavorable effect of foreign currency exchange of $6 million and higher costs associated with increased volume of $4 million. Administrative and selling expenses in 2002 included charges for unusual items of $35 million, consisting of restructuring expenses primarily for severance of $16 million and other charges of $19 million related to employee compensation arising from the Northrop Grumman acquisition of TRW. Administrative and selling expenses in 2001 included unusual items related to restructuring charges of $87 million. Administrative and selling expenses as a percentage of sales were 5.1% in 2002 compared to 5.9% in 2001.

      Research and development expenses were $151 million for the year ended December 31, 2002 and $131 million for the year ended December 31, 2001. The increase in expenses is primarily due to additional engineering costs on next generation vehicle control systems and the unfavorable effect of foreign currency exchange.

      Interest expense for the year ended December 31, 2002 of $316 million decreased $57 million from $373 million for the year ended December 31, 2001. The decrease results from lower average debt outstanding and lower short-term interest rates in the United States.

      Amortization of intangible assets and goodwill was $15 million for the year ended December 31, 2002 compared to $78 million for the year ended December 31, 2001. The decrease resulted primarily from the adoption of SFAS 142 on January 1, 2002, in accordance with which goodwill is no longer amortized.

      Other (income) expense — net was income of $6 million and $2 million for the years ended December 31, 2002 and 2001, respectively. Other income for 2002 consisted of net gain on sale of assets of $12 million, earnings of affiliates of $6 million and miscellaneous other income of $4 million, partially offset by asset impairment charges of $9 million and foreign currency exchange losses of $7 million. Other income for 2001 consisted of a net gain on the sale of assets of $18 million, primarily from the disposition of electrical products and aftermarket businesses in India and Turkey, earnings of affiliates of $9 million and other income of $15 million, partially offset by pending and threatened litigation expenses of $29 million and asset impairment charges of $11 million.

      The effective tax rate was 45.9% in both the years ended December 31, 2002 and 2001.

      EBITDA for the year ended December 31, 2002 of $1,123 million increased $277 million from $846 million for the year ended December 31, 2001. The increase resulted primarily from a reduction in unusual items of $192 million, the combined positive impact of a seatbelt recall in 2001 and cost reductions in excess of lower pricing and inflation of $102 million, the favorable impact of foreign currency exchange of $16 million, the net positive impact of higher volume partially reduced by a shift to lower margin products of $11 million, and an increase in net pension and OPEB income of $10 million. The increase was partially reduced by higher costs related to a product launch in Europe, a temporary increase in costs following the closure of a facility in Europe and asset write-offs totaling $32 million, and the unfavorable impact of divestitures completed in 2001 of $10 million. EBITDA for 2002 included unusual items totaling $88 million, consisting of restructuring charges of $58 million, asset impairment charges other than restructuring of $17 million, charges related to the acquisition of TRW by Northrop Grumman of $23 million, litigation charges of $2 million and gains on asset sales of $12 million. EBITDA for 2001 included unusual items aggregating $280 million, consisting of restructuring charges of $213 million, asset impairment charges other than restructuring of $49 million, charges for pending and threatened litigation and claims of $36 million, and gains on the sale of assets of $18 million. EBITDA included net pension and OPEB income of $153 million in 2002 and $143 million in 2001.

      Following is a reconciliation of net earnings (losses) to EBITDA:

	Predecessor

	Years Ended
	December 31,

	2002	2001

	(Dollars in
	millions)
Net earnings (losses)	$164	$(25)
Depreciation and amortization	509	548
Interest expense	316	373
Interest income	(7)	(10)
Loss on sale of receivables	7	1
Loss on retirement of debt	(4)	—
Income tax expense	138	(30)
Discontinued operations, net of income taxes	—	(11)

EBITDA	$1,123	$846

Segment Results of Operations

      The following table reconciles pro forma segment sales and profit before taxes to pro forma consolidated sales and profit before taxes for 2003 and 2002. See Note 14 to the consolidated and combined financial statements for the reconciliation of historical segment sales and profit before taxes to historical consolidated amount and a description of segment profit before taxes for the periods presented.

	Pro Forma

	Years Ended
	December 31,

	2003	2002

	(Dollars in millions)
Sales:
Chassis Systems	$6,491	$5,832
Occupant Safety Systems	3,306	3,143
Automotive Components	1,511	1,409

	$11,308	$10,384

Profit before taxes:
Chassis Systems	$265	$283
Occupant Safety Systems	301	212
Automotive Components	120	130

Segment profit before taxes	686	625
Corporate expense and other	(115)	(147)
Financing costs	(333)	(311)
Net employee benefits income	14	189

Profit before taxes	$252	$356

Chassis Systems

For the Year Ended December 31, 2003

	Historical

	Predecessor	Successor

	Ten Months	Two Months
	Ended	Ended
	December 31,	February 28,	Pro Forma
	2003	2003	Adjustments	Pro Forma

	(Dollars in millions)
Sales	$5,424	$1,110	$(43)	$6,491
Profit before taxes	$129	$46	$90	$265
Unusual items — (expense) included in profit before taxes	$(26)	$(2)	$—	$(28)

For the Year Ended December 31, 2002

	Historical	Pro Forma	Pro
	Predecessor	Adjustments	Forma

	(Dollars in millions)
Sales	$6,078	$(246)	$5,832
Profit before taxes	$256	$27	$283
Unusual items — (expense) included in profit before taxes	$(26)	$—	$(26)

For the Two Years Ended December 31,

	2002	2001

	(Dollars in millions)
Sales	$6,078	$5,617
Profit before taxes	$256	$228
Unusual items — (expense) included in profit before taxes	$(26)	$(110)

Pro Forma Year Ended December 31, 2003 Compared to Pro Forma Year Ended December 31, 2002

      Sales for the year ended December 31, 2003 of $6,491 million increased $659 million from $5,832 million for the year ended December 31, 2002. The increase resulted from the favorable impact of foreign currency exchange of $529 million and $130 million for the net combined favorable impact of higher customer volume and new product growth, net of lower pricing. Higher volume was achieved despite a lower level of underlying industry volume in both North America and Europe.

      Profit before taxes for the year ended December 31, 2003 of $265 million declined $18 million from $283 million for the year ended December 31, 2002. The decrease resulted primarily from the impact of an unfavorable product mix in excess of the effect of higher volume of $49 million, an increase in net pension and OPEB expense of approximately $33 million, and an increase in unusual charges of $2 million, partially offset by savings from cost reduction activities in excess of inflation and lower pricing of $59 million and the favorable impact of foreign currency exchange of $9 million. Unusual items for 2003 were restructuring expense of $28 million, primarily severance due to workforce reductions. Unusual items for 2002 included restructuring expense of $20 million, primarily for severance, and asset impairment charges other than restructuring of $6 million.

Historical 2002 Compared to 2001

      Sales for 2002 of $6,078 million increased $461 million from $5,617 million in 2001. The increase in 2002 sales resulted primarily from higher volume, net of price reductions, of $346 million and the favorable impact of foreign currency exchange of $114 million. Higher volume was mainly due to increased vehicle customer production in North America and sales growth in the Asia Pacific region.

      Profit before taxes for 2002 of $256 million increased $28 million from $228 million in 2001. The increase resulted primarily from a decrease of $84 million in unusual items and the positive impact of higher volume and product mix of $8 million, partially offset by the negative impact of lower pricing and inflation in excess of cost reductions of $27 million, a combination of higher costs due to a product launch in Europe, temporary cost increases following the closing of a facility in Europe and asset write-offs totaling $25 million, and the unfavorable effect of foreign currency exchange of $5 million. Unusual items in 2002 included restructuring charges of $20 million, primarily for severance and asset impairments, and asset impairment charges other than restructuring of $6 million. Unusual items in 2001 included several restructuring program charges aggregating $86 million, asset impairment charges of $28 million and other charges of $5 million, partially offset by gains on asset sales of $9 million.

Occupant Safety Systems

For the Year Ended December 31, 2003

	Historical

	Predecessor	Successor

	Ten Months	Two Months
	Ended	Ended
	December 31,	February 28,	Pro Forma
	2003	2003	Adjustments	Pro Forma

	(Dollars in millions)
Sales	$2,751	$555	$—	$3,306
Profit before taxes	$216	$53	$32	$301
Unusual items — (expense) included in profit before taxes	$(1)	$(1)	$—	$(2)

For the Year Ended December 31, 2002

	Historical	Pro Forma
	Predecessor	Adjustments	Pro Forma

	(Dollars in millions)
Sales	$3,143	$—	$3,143
Profit before taxes	$224	$(12)	$212
Unusual items — (expense) included in profit before taxes	$(47)	$—	$(47)

For the Two Years Ended December 31,

	2002	2001

	(Dollars in millions)
Sales	$3,143	$2,997
Profit before taxes	$224	$110
Unusual items — (expense) included in profit before taxes	$(47)	$(57)

Pro Forma Year Ended December 31, 2003 Compared to Pro Forma Year Ended December 31, 2002

      Sales for the year ended December 31, 2003 of $3,306 million increased $163 million from $3,143 million for the year ended December 31, 2002. The increase resulted from the favorable impact of foreign currency exchange of $298 million that was partially offset by the unfavorable impact of price reductions in excess of higher volume totaling $75 million and the effect of a business divestiture completed in 2003 of $60 million.

      Profit before taxes for the year ended December 31, 2003 of $301 million increased $89 million from $212 million for the year ended December 31, 2002. The increase reflected a reduction in unusual charges of $45 million, the favorable impact of foreign currency exchange of $35 million and savings from cost reduction activities in excess of inflation and pricing givebacks of $23 million, partially offset by the net combined unfavorable impact of negative product mix and higher volume of $11 million. Unusual items in 2003 consisted of restructuring expense of $2 million, primarily for severance. Unusual items in 2002 totaled

$47 million, which consisted primarily of restructuring expense for asset impairments of $21 million, restructuring expenses primarily for severance of $13 million, and asset impairment charges other than restructuring of $12 million.

Historical 2002 Compared to 2001

      Sales for 2002 of $3,143 million increased $146 million from $2,997 million in 2001. Increased sales resulted from the favorable impact of foreign currency exchange of $74 million and the positive impact of higher volume, net of lower pricing, of $72 million.

      Profit before taxes for 2002 of $224 million increased $114 million compared to $110 million in 2001. The increase primarily reflected the net combined effect of a seat belt recall in 2001 and cost reductions in excess of lower pricing and inflation of $93 million, the net positive impact of higher volume and product mix of $9 million, the favorable effect of foreign currency exchange of $9 million and a decrease in unusual items of $10 million, partially offset by asset write-offs totaling $6 million. Unusual items in 2002 totaled $47 million, consisting primarily of restructuring charges for asset impairments of $21 million, restructuring charges primarily for severance of $13 million, and asset impairment charges other than restructuring of $12 million. Unusual items in 2001 included several restructuring program charges aggregating $47 million and asset impairment charges of $10 million.

Automotive Components

For the Year Ended December 31, 2003

	Historical

	Predecessor	Successor

	Ten Months	Two Months
	Ended	Ended
	December 31,	February 28,	Pro Forma
	2003	2003	Adjustments	Pro Forma

	(Dollars in millions)
Sales	$1,260	$251	$—	$1,511
Profit before taxes	$90	$26	$4	$120
Unusual items — (expense) included in profit before taxes	$(2)	$—	$—	$(2)

For the Year Ended December 31, 2002

	Historical	Pro Forma
	Predecessor	Adjustments	Pro Forma

	Dollars in millions)
Sales	$1,409	$—	$1,409
Profit before taxes	$148	$(18)	$130
Unusual items — income included in profit before taxes	$2	$—	$2

For the Two Years Ended December 31,

	2002	2001

	(Dollars in
	millions)
Sales	$1,409	$1,477
Profit before taxes	$148	$40
Unusual items — income (expense) included in profit before taxes	$2	$(84)

Pro Forma Year Ended December 31, 2003 Compared to Pro Forma Year Ended December 31, 2002

      Sales for the year ended December 31, 2003 of $1,511 million increased $102 million from $1,409 million for the year ended December 31, 2002. The increase resulted primarily from the favorable impact of foreign currency exchange of $140 million, which was partially offset by lower volume and price reductions of $38 million.

      Profit before taxes for the year ended December 31, 2003 of $120 million decreased $10 million from $130 million for the year ended December 31, 2002. The decrease resulted from the combined unfavorable impact of lower volume and adverse product mix of $12 million, an increase in net pension and OPEB expense of $5 million, and an increase in unusual charges of $4 million, partially offset by the favorable impact of foreign currency exchange of $11 million. Unusual items for 2003 of $2 million were primarily restructuring expenses. Unusual items for 2002 included restructuring charges of $4 million, primarily for severance, and asset impairment charges of $6 million, which were more than offset by gains on asset sales of $7 million and other income of $5 million.

Historical 2002 Compared to 2001

      Sales for 2002 of $1,409 million declined $68 million compared to $1,477 million in 2001. The decline in sales resulted from the effect of divestitures completed in 2001 of $69 million, and the combination of lower volume and price reductions totaling $35 million, partially offset by the favorable effect of foreign currency exchange of $36 million.

      Profit before taxes for 2002 of $148 million increased $108 million compared to $40 million in 2001. The increase was primarily due to lower unusual items of $86 million, cost reductions in excess of lower pricing and inflation of $35 million, and the favorable impact of foreign currency exchange of $4 million, partially offset by the effect of divestitures completed in 2001 of $10 million and negative impact of lower volume of $5 million. Unusual items in 2002 included restructuring charges of $4 million, primarily for severance, and asset impairment charges of $6 million, offset by gains on asset sales of $7 million and other income of $5 million.

Liquidity and Capital Resources

Debt and Commitments

      Historically, prior to the Acquisition, the principal source of liquidity for the Predecessor was cash flow generated from operations, and principal liquidity requirements were for working capital and capital expenditures. In the United States, the Predecessor historically participated in a consolidated cash management system operated by TRW. Under this arrangement, the Predecessor’s short-term financing was obtained from TRW rather than from external sources. Following the Acquisition, we have been operating using our own consolidated cash management system.

      Our primary source of liquidity continues to be cash flow generated from operations. We also have availability under our revolving credit facility and receivables facility, subject to certain conditions, described below. See “— Off-balance Sheet Arrangements.” Our primary liquidity requirements are expected to be for debt service, working capital, capital expenditures and research and development.

      We are significantly leveraged. In connection with the Acquisition, TRW Automotive Intermediate Holdings Corp., our direct subsidiary (“TRW Automotive Intermediate Holdings”), issued the Northrop Grumman subordinated note (the “Seller Note”) to an affiliate of Northrop Grumman. TRW Automotive Inc. issued the senior notes and the senior subordinated notes, entered into senior credit facilities, consisting of a revolving credit facility and term loan facilities, and initiated a trade accounts receivable securitization program, or the receivables facility. As of December 31, 2003, we had outstanding $3,808 million in aggregate indebtedness, with an additional $456 million of borrowing capacity available under our revolving credit facility, after giving effect to $44 million in outstanding letters of credit, which reduced the amount available. As of December 31, 2003, approximately $212 million of our total reported accounts receivable balance, was considered eligible for borrowings under our receivables facility, of which approximately $162 million would have been available for funding, and we had no advance outstanding under our receivables facility. See “— Off-balance Sheet Arrangements.” In addition, we had a cash and cash equivalents balance of $828 million as of December 31, 2003. Our liquidity requirements will be significant, primarily due to debt service requirements and costs incurred in connection with our receivables facility.

      The Seller Note will mature on the fifteenth anniversary of the issue date, or the twelfth anniversary if, on or at any date after the fifth anniversary of the closing date of the Acquisition, the debt rating on our lowest rated securities is investment grade. The Northrop Grumman subordinated note bears interest at 8% per year initially, payable in kind at the option of TRW Automotive Intermediate Holdings until maturity, with an increase to 10% per year from the first date on or after the fifth anniversary of the closing date of the Acquisition that the debt rating on our lowest rated securities is investment grade. We have valued the note based on the 15 year life and 8% pay-in-kind interest and determined that the fair value of this note at March 1, 2003 was $348 million using a 12% discount rate. Notwithstanding TRW Automotive Intermediate Holdings’ option to make cash interest payments, our indentures governing the notes prohibit the payment of dividends by TRW Automotive Inc. to TRW Automotive Intermediate Holdings for the purpose of making any payments in respect of, or otherwise servicing the obligations represented by, the Seller Note. If TRW Automotive Intermediate Holdings declares and pays a dividend (other than a stock dividend and subject to certain other exceptions) to its stockholders, then commencing on the payment date for such dividend, interest on the Seller Note will thereafter be payable in cash, in quarterly installments.

      The senior credit facilities we entered into in connection with the Acquisition consisted of a secured revolving credit facility and various senior secured term loan facilities. The revolving credit facility, through a syndication of lenders, provides for borrowings of up to $500 million including the availability of letters of credit, and is available in U.S. dollars, euros, pounds sterling and other currencies. The revolving credit facility matures on February 28, 2009. The term loan facilities consisted of a $410 million term loan A facility maturing on February 28, 2009 and term loan B facilities maturing on February 28, 2011 consisting of a $1,030 million dollar-denominated facility and a €65 million euro-denominated facility. We subsequently refinanced $200 million of the borrowings under our term loan A facility and all of the borrowings under our term loan B facilities with the proceeds of new term loan C facilities (denominated in the amounts of $1.15 billion and €95 million), together with approximately $46 million of available cash on hand, on July 22, 2003 in order to reduce our interest expense. On January 9, 2004, we refinanced all of the borrowings under our existing term loan facilities with the proceeds of new term loan facilities, together with approximately $213 million of available cash on hand, in order to further reduce our interest expense. The new term loan facilities consist of a $350 million term loan A-1 facility that matures on February 28, 2009 and term loan D facilities that mature on February 28, 2011 consisting of an $800 million dollar-denominated facility and €93 million euro-denominated facility. Our revolving credit facility remains unchanged.

      The senior credit facilities are unconditionally guaranteed on a senior secured basis, in each case, by us, substantially all our existing and future wholly owned domestic subsidiaries, including TRW Automotive Intermediate Holdings, and by TRW Automotive Finance (Luxembourg), S.à.r.l. (“TRW Automotive Luxembourg”). In addition, all obligations under the senior credit facilities, and the guarantees of those obligations, are secured by substantially all the assets of TRW Automotive Holdings, TRW Automotive Inc. and each U.S. guarantor, subject to certain exceptions. The obligations of the foreign subsidiary borrowers under the senior credit facilities, and foreign guarantees of such obligations are, subject to certain exceptions and only to the extent permitted by applicable legal and contractual provisions and to the extent that it does not result in adverse tax consequences, secured by substantially all of the assets of the foreign subsidiary borrowers and foreign subsidiary guarantors.

      Borrowings under the senior credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) JPMorgan Chase Bank’s prime rate and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR or a eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. At December 31, 2003, the margin for borrowings under the revolving credit facility and the old term loan A facility was 2.50% with respect to base rate borrowings and 3.50% with respect to eurocurrency borrowings. At December 31, 2003, the applicable margin for borrowings under the old term loan C facilities was 2.00% with respect to base rate borrowings and 3.00% with respect to eurocurrency borrowings. At December 31, 2003, on a pro forma basis after giving effect to the refinancing of our senior credit facilities in January 2004 and our ratings upgrade we received in connection with our initial public offering, the applicable margin under the new term loan A-1 facility would have been 0.75% with respect to base rate borrowings and 1.75% with respect to eurocurrency borrowings and the applicable margins for borrowings under the new term loan D facilities would have been 1.25% with respect to base rate borrowings and 2.25% with respect to eurocurrency borrowings. The applicable margin for the borrowings under the term loan A-1 facility may be reduced or increased based on our attaining certain leverage ratios. The applicable margin for the borrowings under the term loan D-1 facilities may be reduced or increased based on our attaining certain leverage ratios or certain ratings for our senior secured debt. The applicable margin for the borrowings under the term loan D-2 facilities may be increased but will not be decreased.

      In addition to paying interest on outstanding principal under the senior credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder currently at a rate equal to 0.5% per annum (which may be reduced or increased under certain circumstances). We also pay customary letter of credit fees.

      The term loans amortize each year generally in equal quarterly amounts (or in the case of the period after December 31, 2009 with respect to term loan D facilities, in quarterly amounts until the maturity date) in the following approximate aggregate principal amounts (in millions) for each year set forth below:

		Term	Term
		Loan D-1	Loan D-2
	Term	Dollar	Euro
	Loan A-1	Denominated	Denominated
Years Ending December 31,	Facility	Facility	Facility

2004	$—	$6	€1
2005	—	8	1
2006	—	8	1
2007	141	8	1
2008	166	8	1
2009	43	8	1
Thereafter	—	754	87

Total	$350	$800	€93

      Our senior notes consist of $925 million principal amount of 9 3/8% Senior Notes due 2013 and €200 million principal amount of 10 1/8% Senior Notes due 2013. Our senior subordinated notes consist of $300 million principal amount of 11% Senior Subordinated Notes due 2013 and €125 million principal amount of 11 3/4% Senior Subordinated Notes due 2013. Interest is payable semi-annually on February 15 and August 15, with the first payment having been made on August 15, 2003. Our senior notes are unconditionally guaranteed on a senior unsecured basis and our senior subordinated notes are unconditionally guaranteed on a senior subordinated unsecured basis, in each case, by substantially all existing and future wholly owned domestic subsidiaries of TRW Automotive Inc. and by TRW Automotive Luxembourg, our restricted Luxembourg subsidiary. We used approximately $317 million of the net proceeds from our initial public offering to repay a portion of our senior subordinated notes and senior notes. See “ITEM 5 — Market for Registrant’s Common Equity and Related Stockholder Matters — Use of Proceeds.”

      The senior credit facilities, senior notes and senior subordinated notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of our subsidiaries to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including, in the case of the senior credit facilities, the senior notes and senior subordinated notes, as well as the Seller Note), pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness (including, in the case of the senior credit facilities, the senior notes, senior subordinated notes and the receivables facility, as well as the Seller Note), and change the business conducted by us and our subsidiaries. In addition, the senior credit facilities contain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio, and a maximum capital expenditures limitation and require certain prepayments from excess cash flows, as defined, and in connection with certain asset sales and the incurrence of debt not permitted under the senior credit facilities.

      The senior credit facilities and the indentures governing the notes generally restrict the payment of dividends or other distributions by TRW Automotive Inc., subject to specified exceptions. The exceptions include, among others, the making of payments or distributions in respect of expenses required for us and TRW Automotive Intermediate Holdings to maintain our corporate existence, general corporate overhead expenses, tax liabilities and legal and accounting fees. Since we are a holding company without any independent operations, we do not have significant cash obligations, and are able to meet our limited cash obligations under the exceptions to our debt covenants.

      We are subject to increased OPEB cash costs due to, among other factors, rising health care costs. Under the master purchase agreement relating to the Acquisition, Northrop Grumman was obligated to indemnify us for certain cash OPEB payments. However, following the occurrence of our initial public offering, such payments with respect to the OPEB indemnity will instead be paid to the stockholders as of the closing of the Acquisition who remain stockholders as of the date of such payment in proportion to their beneficial ownership of our voting securities as of such date of payment. In addition, we expect to have substantially increased pension funding obligations in the future. See “— Pension plans,” “— Critical accounting estimates — Pensions” and “— Critical accounting estimates — Other post-retirement benefits.”

      Pricing pressure from customers has been a characteristic of the automotive parts industry in recent years. Virtually all VMs have policies of seeking price reductions each year. We have taken steps to reduce costs and resist price reductions: however, price reductions have impacted our sales and profit margins. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a material adverse effect on our results of operations.

      In addition to pricing concerns, we continue to be approached by our customers for changes in terms and conditions in our contracts concerning warranty and recall participation and payment terms on product shipped. We believe that the likely resolution of these proposed modifications will not have a material adverse effect on our financial condition, results of operations or cash flow.

      We believe that funds generated from operations and planned borrowing capacity will be adequate to fund debt service requirements, capital expenditures, working capital requirements and company-sponsored research and development programs. Our ability to continue to fund these items and continue to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, and the cost of warranty and recall and litigation claims, among other things.

      We believe that our current financial position and financing plans will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility or receivables facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Cash Flows

      Cash provided by operating activities for the two months ended February 28, 2003 and the ten months ended December 31, 2003 combined was $772 million as compared to $526 million for year ended December 31, 2002. The $246 million increase was due primarily to lower net working capital requirements in 2003, due to certain obligations being satisfied in December 2002 prior to the Merger.

      Cash used in investing activities increased from $414 million in 2002 to approximately $3.8 billion in 2003, principally due to the use of funds used to consummate the Acquisition. Capital expenditures in 2003 were $416 million compared to $427 million in the comparable prior year.

      Cash provided by financing activities was $3.9 billion for 2003 compared to $5 million for the same period in 2002. The increase was due to new borrowings, net of issue costs, used to finance the Acquisition, as well as net amounts received from TRW to settle intercompany accounts.

Capital Expenditures

      Through February 2004, we have spent approximately $40 million in capital expenditures, primarily in connection with the continuation of new product launches started in 2003, upgrading existing products, additional new product launches in 2004 and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $390 million in such capital expenditures during the remainder of 2004.

Contractual Obligations and Commitments

      The following table reflects our contractual obligations as of December 31, 2003:

	Payments Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(Dollars in millions)
Long-term debt obligations	$3,713	$21	$30	$212	$3,450
Capital lease obligations	19	3	6	3	7
Operating lease obligations	220	56	70	50	44
Unconditional purchase obligations(1)	—	—	—	—	—
Other long-term liabilities(2)	2,397	338	484	459	1,116

Total	$6,349	$418	$590	$724	$4,617

(1)	There were no unconditional purchase obligations other than those related to inventory, services, tooling and property, plant and equipment purchased in the ordinary course of business.

(2)	Other long-term liabilities include OPEB and pension liabilities that were actuarially determined.

      In addition to our contractual obligations and commitments set forth in the table above, we have contingent obligations in the form of severance and bonus payments for our executive officers. Each of Messrs. Plant, Lunn, Bialosky, Cantie and Lake are parties to an employment agreement with certain of our wholly owned subsidiaries. The employment agreements of Messrs. Plant and Lunn extend for an indefinite term, subject to termination by either party pursuant to the terms of the agreement, and the employment agreements of Messrs. Bialosky, Cantie and Lake extend for a three year term followed by automatic additional one-year terms unless notice of termination is given by either party prior to the expiration of the term. Each of these employment agreements provides for a bonus opportunity equal to a specified percentage of the executive’s base salary (200% for Mr. Plant, 130% for Mr. Lunn and 90% for the other officers) based upon the achievement of certain financial targets established by our Board of Directors. In addition, we have contingent severance payment obligations under these employment agreements in certain events as described under “ITEM 11 — Executive Compensation — Employment Agreements.” Our contingent severance payment obligations in the event of termination without cause (other than due to death and disability) for these executives aggregate approximately $15 million (excluding continued welfare benefit coverage, certain perquisites, supplemental retirement benefits and any change in control related payments), all of which are described under “ITEM 11 — Executive Compensation — Employment Agreements.”

Off-Balance Sheet Arrangements

      We do not have guarantees related to unconsolidated entities, which have, or are reasonably likely to have, a material current or future effect on our financial position, results of operations or cash flows.

      In connection with the Acquisition, TRW Automotive Inc. entered into a receivables facility, which provided up to $600 million in funding from commercial paper conduits sponsored by several of the lenders under TRW Automotive Inc.’s senior credit facilities, based on availability of eligible receivables and other customary factors. On January 8, 2004, we completed an amendment to the receivables facility, which reduced the amount of maximum committed funding from $600 million to $400 million.

      At the closing of the Acquisition, certain of our subsidiaries (the “sellers”) signed a receivables purchase agreement and began selling trade accounts receivables (the “receivables”) originated by them in the United States through the receivables facility. Receivables are sold to TRW Automotive Receivables LLC (the “transferor”) at a discount. The transferor is a bankruptcy-remote special purpose limited liability company that is our wholly owned consolidated subsidiary. The transferor’s purchase of receivables is financed through a transfer agreement with TRW Automotive Global Receivables LLC (the “borrower”). Under the terms of the transfer agreement, the borrower purchases all receivables sold to the transferor. The borrower is a bankruptcy-remote qualifying special purpose limited liability company that is wholly owned by the transferor and is not consolidated when certain requirements are met as further described below.

      Generally, multi-seller commercial paper conduits supported by committed liquidity facilities are available to provide cash funding for the borrowers’ purchase of receivables through secured loans/tranches to the extent desired and permitted under the receivables loan agreement. A note is issued by the borrower to the transferor for the difference between the purchase price for the receivables purchased and cash available to be borrowed through the facility. The sellers of the receivables act as servicing agents per the servicing agreement and continue to service the transferred receivables for which they receive a monthly servicing fee at a rate of 1% per annum of the average daily outstanding balance of receivables. The usage fee under the facility is 1.50% of outstanding borrowings. In addition, we are required to pay a fee of 0.50% on the unused portion of the receivables facility. These rates are per annum and payments of these fees are made to the lenders on the monthly settlement date.

      Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance for the week as of Friday of the previous week. This balance is reported no later than the third business day of the subsequent week to the lenders. Availability is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on the terms of this facility and on the criteria described above, as of December 31, 2003, approximately $212 million of our accounts receivable balance was considered eligible for borrowings under the program, of which approximately $162 million would have been available for funding. We had no outstanding borrowings under this facility as of December 31, 2003.

      This facility can be treated as a general financing agreement or as an off-balance sheet financing arrangement. Whether the funding and related receivables are shown as liabilities and assets, respectively, on our consolidated balance sheet, or, conversely, are removed from the consolidated balance sheet depends on the level of the multi-seller conduits’ loans to the borrower. When such level is at least 10% of the fair value of all of the borrower’s assets (consisting principally of receivables sold by the sellers), the securitization transactions are accounted for as a sale of the receivables under the provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and are removed from the consolidated balance sheet. The proceeds received are included in cash flows from operating activities in the statements of cash flows. Costs associated with the receivables facility are recorded as losses on sale of receivables in our consolidated statement of operations. The book value of our retained interest in the receivables approximates fair market value due to the current nature of the receivables.

      However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the borrower’s assets, we are required to consolidate the borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense. As there were no borrowings outstanding under the receivables facility on December 31, 2003, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the borrower’s assets and, therefore, the financial position and results of operations of the borrower were included in our consolidated financial statements as of December 31, 2003.

      In addition to the receivables facility described above, which was entered into in connection with the Acquisition, in December 2003 and January 2004, certain of our European subsidiaries entered into receivables financing arrangements in France and Germany for terms of two years and twelve months, respectively. Total availability under these receivables financing arrangements is an aggregate of approximately €145 million. We expect to enter into an additional receivables financing arrangement in the United Kingdom in the second quarter of 2004 with a term of two years and an availability of approximately £40 million. The receivables financing arrangement in France does not involve a special purpose vehicle, but rather is a factoring arrangement in which customers send bills of exchange directly to the bank. The receivables financing arrangements in Germany and the United Kingdom involve a German or a U.K. special purpose vehicle, as the case may be, that is our subsidiary purchasing trade receivables from subsidiaries in their country of origin and selling the trade receivables it purchases to a bank in their country of origin. These financing arrangements provide or will provide, as the case may be, efficient short-term financing to meet our liquidity needs.

Environmental Matters

      A reserve estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary.

      At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. At December 31, 2003, we had reserves for environmental matters of $90 million.

      We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, results of operations or competitive position. Our capital expenditures for environmental control facilities during 2004 and 2005 are not expected to be material to us. We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on our financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future. In connection with the Acquisition, Northrop Grumman has agreed to indemnify us for 50% of any environmental liabilities associated with the operation or ownership of TRW’s automotive business existing at or prior to the Acquisition, subject to certain exceptions. See “ITEM 13 — Certain Relationships and Related Transactions — The Master Purchase Agreement.”

Contingencies

      Various claims, lawsuits and administrative proceedings are pending or threatened against our subsidiaries, covering a wide range of matters that arise in the ordinary course of our business activities with respect to commercial, product liability and environmental matters.

      In October 2000, Kelsey-Hayes Company (formerly known as Fruehauf Corporation) was served with a grand jury subpoena relating to a criminal investigation being conducted by the U.S. Attorney for the Southern District of Illinois. The U.S. Attorney has informed us that the investigation relates to possible wrongdoing by Kelsey-Hayes Company and others involving certain loans made by Kelsey- Hayes Company’s then parent corporation to Fruehauf Trailer Corporation, the handling of the trailing liabilities of Fruehauf Corporation and actions in connection with the 1996 bankruptcy of Fruehauf Trailer Corporation.

      Kelsey-Hayes Company became a wholly owned subsidiary of TRW upon TRW’s acquisition of Lucas Varity in 1999 and became our wholly-owned subsidiary in connection with the Acquisition. We have cooperated with the investigation and are unable to predict the outcome of the investigation at this time.

      On May 6, 2002, ArvinMeritor Inc. filed suit against TRW in the United States District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty in connection with certain tie rod ends that TRW supplied to ArvinMeritor and the voluntary recall of some of these tie rod ends. ArvinMeritor subsequently recalled all of the tie rod ends, and claims that it is entitled to reimbursement from TRW for the costs associated with both the products recalled by TRW and those recalled by ArvinMeritor on its own. ArvinMeritor is seeking $18.3 million in damages plus legal fees, administrative expenses and interest. We believe that we have meritorious defenses and intend to defend vigorously the claims asserted against us, but cannot predict the outcome of this lawsuit.

      While certain of our subsidiaries have been subject in recent years to asbestos-related claims, we believe that such claims will not have a material adverse effect on our financial condition or results of operations. In general, these claims seek damages for illnesses alleged to have resulted from exposure to asbestos used in certain components sold by our subsidiaries. We believe that the majority of the claimants were assembly workers at the major U.S. automobile manufacturers. The vast majority of these claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. We believe that, to the extent any of the products sold by our subsidiaries and at issue in these cases contained asbestos, the asbestos was encapsulated. Based upon several years of experience with such claims, we believe that only a small proportion of the claimants has or will ever develop any asbestos-related impairment.

      Neither our settlement costs in connection with asbestos claims nor our average annual legal fees to defend these claims have been material in the past. These claims are strongly disputed by us and it has been our policy to defend against them aggressively. We have been successful in obtaining the dismissal of many cases without any payment whatsoever. Moreover, there is significant insurance coverage with solvent carriers with respect to these claims.

      However, while our costs to defend and settle these claims in the past have not been material, we cannot assure you that this will remain so in the future.

      We believe that the ultimate resolution of the foregoing matters will not have a material effect on our financial condition or results of operations.

Recent Accounting Pronouncements

      The FASB recently issued the following accounting pronouncements applicable to the Company:

•	SFAS No. 132, Revised, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132 Revised”);

•	FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”);

•	SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS 142”);

•	SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”);

•	SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”);

•	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”);

•	SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”);

•	SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”);

•	FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”); and

•	FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).

      In December 2003, the FASB issued SFAS No. 132 Revised. This revision does not change the measurement or recognition provisions of pension and other postretirement benefit plans. It includes all of the disclosures required by the prior SFAS 132 and adds additional disclosures including information about the assets, obligations, and cash flows. It also requires disclosure of net periodic benefit cost recognized by cost component for interim periods. SFAS No. 132 Revised was effective December 31, 2003 and the additional disclosures are included in Note 18 and Note 19.

      In January 2004, the FASB issued FSP 106-1, which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, the FSP requires certain disclosures in financial statements for fiscal years ending after December 7, 2003 pending further consideration of the underlying accounting issues. The Company has elected to defer financial recognition of this legislation and has included the required disclosures in Note 19.

      SFAS 142 sets forth the accounting for goodwill and intangible assets after the completion of a business acquisition and for goodwill and intangible assets already recorded. Effective January 1, 2002, goodwill is no longer amortized but is subject to impairment analysis annually or if an event occurs or circumstances indicate the carrying amount may be impaired. Goodwill impairment testing is performed at the reporting unit level (defined as an operating segment, as that term is used in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) or one level below the operating segment, depending on whether certain criteria are met). The carrying value of assets, including goodwill, and liabilities are assigned to each reporting unit. The fair value of each reporting unit is then determined and compared to the carrying value. If carrying value exceeds fair value, then a possible impairment of goodwill exists and requires further evaluation.

      The Predecessor adopted SFAS 142 on January 1, 2002 and ceased amortizing goodwill. In accordance with the provisions of SFAS 142, the Predecessor tested goodwill for impairment as of January 1, 2002 and no impairment was indicated. The Predecessor also reclassified the value of workforce of approximately $15 million from intangible assets to goodwill. In addition, the Predecessor reassessed the useful lives and residual values of all acquired intangible assets and made no adjustments.

      The following table reflects the reconciliation of reported net earnings (losses) to adjusted net earnings for the exclusion of goodwill amortization:

		Predecessor
	Successor
		Two
	Ten Months	Months	Years Ended
	Ended	Ended	December 31,
	December 31,	February 28,
	2003	2003	2002	2001

	(In millions, except per share amounts)
Reported net earnings (losses)	$(101)	$31	$164	$(25)
Add back: goodwill amortization, net of tax	—	—	—	53

Adjusted net earnings (losses)	$(101)	$31	$164	$28

Basic and diluted losses per share:
Losses per share	$(1.16)	NA	NA	NA

Weighted average shares	86.8	NA	NA	NA

      SFAS 143 requires the fair value of a liability for asset retirement obligations to be recorded in the period in which it is incurred. The statement applies to a company’s legal or contractual obligation associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction or development or through the normal operation of a long-lived asset. The statement was effective as of January 1, 2003. The Predecessor adopted SFAS 143 on January 1, 2003 and the adoption did not have a material impact on the combined financial statements.

      In April 2002, the FASB issued SFAS 145, which requires gains and losses on extinguishments of debt to be reclassified as income or loss from continuing operations rather than as extraordinary items as previously required by SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 also amends SFAS 13 requiring certain modifications to capital leases to be treated as sale-leaseback transactions and to subleases when the original lessee remains a secondary obligor, or guarantor. The Predecessor adopted the provisions of SFAS 145 related to the rescission of SFAS 4 on January 1, 2003. In the first quarter of 2002, the Predecessor completed an unsolicited repurchase of £5.4 million (approximately $8 million) of the 10.875% debentures issued by a subsidiary due 2020. The repurchase resulted in an extraordinary gain of $4 million before taxes and $2 million after taxes. The extraordinary gain recorded for the extinguishment of debt in the first quarter of 2002 has been reclassified into net earnings in the accompanying financial statements. The remaining provisions of SFAS 145 were effective for transactions and reporting subsequent to May 15, 2002 and were adopted by the Predecessor as of that date. The adoption of these provisions did not have a material impact on the Predecessor’s financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS 146, which requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred rather than when an entity commits to an exit plan. SFAS 146 also provides that the liability be initially measured at fair value. The Predecessor adopted SFAS 146 on January 1, 2003 and the adoption did not have a material impact on the combined financial statements.

      In November 2002, the FASB issued FIN 45, which expands the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of these provisions did not have a material impact on the Predecessor’s financial position, results of operations or cash flows.

      In December 2003, the FASB issued FIN 46R to address certain implementation issues and to make technical corrections to the original interpretation issued January 2003. FIN 46R establishes conditions under which an entity must be consolidated based upon variable interests rather than voting interests. Variable interests are ownership interests or contractual relationships that enable the holder to share in the financial risks and rewards resulting from the activities of a Variable Interest Entity (VIE). A VIE can be a corporation, partnership, trust, or any other legal structure used for business purposes. An entity is considered a VIE under FIN 46R if it does not have an equity investment sufficient for it to finance its activities without assistance from variable interests, if its equity investors do not have voting rights, or if the voting rights of equity investors are not proportionate to their economic rights. FIN 46R requires us to consolidate VIEs for which we are the primary beneficiary and to disclose certain information about significant variable interests we hold. The primary beneficiary of a VIE is the entity that receives the majority of the entity’s expected losses, residual returns, or both. FIN 46R is effective March 31, 2004 for VIEs except special purpose entities for which the effective date is December 31, 2003. We believe we do not have special purpose entities within the scope of FIN 46R, but we continue to evaluate our cost and equity method investments to determine whether these entities are VIEs pursuant to the revised interpretation; however, we do not expect the adoption of FIN 46R to have a material effect on our financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS 149, which requires contracts with comparable characteristics to be accounted for similarly, and is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after that date. We adopted SFAS 149 as of the beginning of the fiscal quarter ending September 26, 2003, and the adoption of this standard did not have a material impact on our reported financial position of results of operations.

      In May 2003, the FASB issued SFAS 150, which clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and other provisions are effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB deferred indefinitely the statement’s provisions related to redeemable minority interests. The adoption of SFAS 150 had no impact on the Successor’s financial position.

Outlook

      We expect full-year 2004 revenue in the range of $11.4 to $11.6 billion and earnings per share in the range of $1.08 to $1.23, including first-quarter charges of approximately $47 million, or $0.47 per share on a fully diluted basis for expenses related to debt repayment transactions in conjunction with the initial public offering and a January 2004 bank debt refinancing. Further, our guidance includes pre-tax expenses of approximately $33 million for amortization of intangibles (principally customer relationships) and $30 million related to restructuring initiatives.

      We expect an effective annual tax rate of approximately 54% for 2004, including the negative impact of the previously mentioned debt repayment charges of $47 million, which are U.S. based and therefore carry zero tax benefit due to our U.S. tax loss position and related valuation allowances. This effective tax rate guidance is dependent on several assumptions, including the level of future income by taxing jurisdiction and static global corporate tax rates and laws.

      Annually, we purchase large quantities of ferrous metals for use in our manufacturing process either indirectly as part of purchased components, or directly as raw materials and therefore we have a certain level of exposure to the recent inflationary pressures impacting the ferrous metal markets. We are monitoring the situation closely and where applicable, working with suppliers and customers to mitigate the potential effect on our financial results. However, our efforts to mitigate the effects may be insufficient and the pressures may worsen, thus potentially having a negative impact on our financial results.

      For the first-quarter, 2004, we expect revenue of approximately $2.9 billion and losses per share in the range of $0.01 to $0.09, which includes charges of approximately $47 million for expenses related to debt repayment transactions. As described previously, these charges are U.S. based and therefore carry zero tax benefit due to the company’s U.S. tax loss position and related valuation allowances.

Forward-Looking Statements

      This report includes “forward-looking statements”. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

      There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors which could cause our actual results to differ materially from those suggested by our forward-looking statements are set forth below under Risk Factors herein and in our final prospectus dated as of February 2, 2004 (the “Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) and include:

•	our substantial leverage;

•	limitations on flexibility in operating our business imposed by our debt agreements;

•	increases in interest rates;

•	our dependence on our largest customers;

•	the possibility that our owners’ interests will conflict with ours;

•	the highly competitive automotive parts industry;

•	the cyclicality of automotive production and sales;

•	pricing pressures from our customers;

•	risks associated with our non-U.S. operations;

•	risks related to our ability to operate on a stand-alone basis, separate from our former parent, TRW;

•	fluctuations in currency exchange rates;

•	product liability and customer warranty and recall claims;

•	changes to environmental and automotive safety regulations;

•	increasing costs for purchased components and raw materials;

•	non-performance by, or insolvency of, our suppliers;

•	work stoppages;

•	changes in our relationships with our employees and the unions that represent them;

•	our ability to attract and retain skilled employees, particularly engineers and other employees with electronics and software expertise;

•	economic, regulatory and political conditions domestically and internationally; and

•	other risks and uncertainties set forth under “Risk Factors” below and in the Prospectus.

      All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report and in the Prospectus. We undertake no obligation to update or revise forward-looking statements, which may be made to reflect events, or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

Risk Factors

Our available cash and access to additional capital may be limited by our substantial leverage.

      We are highly leveraged. This leverage may limit our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes and limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt. In addition, a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness and is not available for other purposes, including our operations, capital expenditures and future business opportunities. Certain of our borrowings, including borrowings under our senior credit facilities, are at variable rates of interest, exposing us to the risk of increased interest rates. We may be more vulnerable than a less leveraged company to a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

The cyclicality of automotive production and sales could adversely affect our business.

      Almost all of our business is directly related to automotive sales and automotive vehicle production by our VM customers. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. In addition, automotive production and sales can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. The volume of automotive production in North America, Europe and the rest of the world has fluctuated, sometimes significantly, from year to year, and such fluctuations give rise to fluctuations in the demand for our products. Any significant economic decline that results in a reduction in automotive production and sales by our VM customers could have a material adverse effect on our results of operations.

Increasing costs for manufactured components and raw materials may adversely affect our profitability.

      We use a broad range of manufactured components and raw materials in our products, including ferrous and non-ferrous castings, electronic and electro-mechanical components, finished sub-components, molded plastic and rubber parts, pyrotechnic assemblies and chemicals, fabricated metal parts, aluminum, steel, resins, leather and wood. It is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. Therefore, a significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins. We have recently seen significant inflationary pressures in the ferrous metals markets. At this time, we are working with our suppliers and customers to attempt to mitigate the impact that this inflation may have on our financial results, but there can be no assurances that this will not have a material adverse effect.

Continued pricing pressures on automotive suppliers may adversely affect our business.

      Pricing pressure from customers has been a characteristic of the automotive parts industry in recent years. Virtually all VMs have policies of seeking price reductions each year. We have taken steps to reduce costs and resist price reductions; however, price reductions have impacted our sales and profit margins. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a material adverse effect on our results of operations.

Our business would be materially and adversely affected if we lost any of our largest customers.

      For the year ended December 31, 2003, approximately 18.4% of our pro forma sales were to Ford Motor Company and its subsidiaries, approximately 16.3% of our pro forma sales were to DaimlerChrysler AG and its subsidiaries, approximately 15% of our pro forma sales were to Volkswagen AG and its subsidiaries and approximately 13.2% of our pro forma sales were to General Motors Corporation and its subsidiaries. Although business with any given customer is typically split among numerous contracts, the loss of, or significant reduction in purchases by, one or more of those major customers could materially and adversely affect our business, results of operations and financial condition.

We may incur material losses and costs as a result of product liability and warranty and recall claims that may be brought against us.

      We may be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims.

      In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or the alleged defect relates to motor vehicle safety. Automotive suppliers like us are becoming more integrally involved in the vehicle design process and are assuming more of the vehicle system design responsibility. As a result, VMs are increasingly looking to their suppliers for contribution when faced with product liability, warranty and recall claims. Depending on the terms under which we supply products, a VM may hold us responsible for some or all of the repair or replacement costs of these products under new vehicle warranties, when the product supplied did not perform as represented. Our costs associated with recalls or providing product warranties could be material. Product liability, warranty and recall costs may have a material adverse effect on our financial condition.

Our pension and other post-retirement benefits expense and underfunding levels of our pension plans could materially increase.

      Substantially all our employees participate in defined benefit pension plans or retirement/termination indemnity plans. As a result of declines in pension asset values, different actuarial assumptions and the application of purchase accounting, our pension expenses have increased. Continued declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially increase the underfunded status of our plans and affect the level and timing of required contributions in 2004 and beyond. A material increase in the underfunded status of the plans could significantly increase our pension expenses and reduce our profitability.

      In addition, we fund our OPEB obligations on a pay-as-you-go basis and have no plan assets. Increases in the cost of health care in excess of our assumptions could increase our actuarially determined liability and related OPEB expense and cash funding. See “— Pension Plans”, “— Critical Accounting Estimates — Employee Benefit Plans”, and “— Critical Accounting Estimates — Pensions” for a further discussion of pension and OPEB matters.

We may be unable to continue to compete successfully in the highly competitive automotive parts industry.

      The automotive parts industry is highly competitive. Our competitors include independent suppliers of parts, as well as suppliers formed by spin-offs from our existing VM customers, who are becoming more aggressive in attempting to sell parts to other VMs. Depending on the particular product, the number of our competitors varies significantly. We may not be able to continue to compete favorably and increased competition in our markets may have a material adverse effect on our business.

We are subject to other risks associated with our non-U.S. operations.

      We have significant manufacturing operations outside the United States, including joint ventures and other alliances. During times of a strengthening United States dollar, our reported international sales and earnings may be reduced because the local currency may translate into fewer United States dollars. There are other risks inherent in international operations, including: exchange controls and currency restrictions; currency fluctuations and devaluations; changes in local economic conditions; changes in laws and regulations; exposure to possible expropriation or other government actions; and unsettled political conditions and possible terrorist attacks against American interests. These and other factors may have a material adverse effect on our international operations or on our business, results of operations and financial condition.

Non-performance by our suppliers may adversely affect our operations.

      Because we purchase from suppliers various types of equipment, raw materials and component parts, we may be materially and adversely affected by the failure of those suppliers to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Recent inflationary pressures in the ferrous metals markets may increase the number of insolvencies affecting our suppliers. Our efforts to protect against and to minimize these risks may not always be effective.

Work stoppages or other labor issues at our customers’ facilities or at our facilities could adversely affect our operations.

      Work stoppages occur relatively frequently in the automotive industry. If any of our customers experience a material work stoppage, that customer may halt or limit the purchase of our products. This could cause us to shut down production facilities relating to those products, which could have a material adverse effect on our business, results of operations and financial condition.

      As of December 31, 2003, approximately 21% of our United States workforce and approximately 72% of our hourly workforce outside of the United States were represented by 39 unions. It is likely that a significant portion of our workforce will remain unionized for the foreseeable future. It is also possible that the portion of our workforce that is unionized may increase in the future. Recently, the United Auto Workers union approached us seeking to establish a “partnership” and distributed handbills at several United States facilities inviting employees to organizational meetings. In the United States, four of our union agreements, covering approximately 600 employees and representing approximately 9% of our hourly workforce in the United States, expire in the next two years. We will engage in labor negotiations with respect to 76 of our 146 non-U.S. locations during the next two years. Most of our non-U.S. locations that are covered by labor agreements have agreements that are required to be re-negotiated every two years, with the balance being covered by three-year agreements or four-year agreements. While historically negotiations at our non-U.S. locations have rarely resulted in work stoppages, we cannot assure you that we will be able to negotiate acceptable contracts with these unions or that our failure to do so will not result in work stoppages. A work stoppage at one or more of our plants may have a material adverse effect on our business.

We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may never realize the full value of our intangible assets.

      In connection with the Acquisition, we have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. Goodwill and other net identifiable intangible assets were approximately $3.3 billion as of December 31, 2003, or 34% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $2.5 billion as of December 31, 2003, or 25% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would have an adverse effect on our financial condition and results of operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risks

      We are subject to inherent risks attributed to operating in a global economy. Our practice is to utilize derivative financial instruments to manage foreign currency exchange rate risks. Historically, the Predecessor managed cash flow transactional foreign currency exchange risk pursuant to TRW’s written corporate policy. Forward contracts and, to a lesser extent, options are utilized to protect our cash flow from adverse movements in exchange rates. Forward contracts and options are only used to hedge transaction exposures and are accounted for according to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Risk associated with translation exposures are not hedged. Transactional currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. Following the Acquisition, we are operating in accordance with written polices regarding the use of derivative financial instruments that are similar to those historically maintained by TRW, but we are continuing to evaluate these policies.

      We are exposed to credit loss in the event of nonperformance by the other party to the derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to satisfy fully their obligations under the contracts. We view derivative financial instruments as a risk management tool and do not use them for speculative or trading purposes.

      Based on our exposure to foreign currency exchange rate risk relating to derivative foreign currency instruments outstanding at December 31, 2003, a 10% uniform strengthening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in an increase in fair value of approximately $30 million.

      At December 31, 2003, approximately 40% of our total debt was at variable interest rates. We were required under the then existing senior credit facilities to maintain appropriate interest protection and other hedging arrangements if needed so that at least 50% of our consolidated indebtedness would effectively bear interest at a fixed rate for a period of three years. Based on our interest rate exposure on variable rate borrowings outstanding at December 31, 2003, a one-percentage-point increase in the average interest rate would increase future interest expense by approximately $16 million per year. As a result of the refinancing on January 9, 2004, we are no longer required under the senior secured credit facilities to maintain such interest protection and hedging arrangements.

      At December 31, 2003 approximately 21% of our total debt was in foreign currencies. Based on our foreign currency exposure on foreign currency denominated borrowings outstanding at December 31, 2003, a 10% increase in foreign currency rates would increase future interest expense by approximately $6.2 million per year.

      Our sensitivity analyses of the effects of changes in foreign currency exchange rates do not reflect the effect of such changes on the related hedged transactions or on other operating transactions. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed.

      Item 8.     Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITOR

Stockholders and Directors

TRW Automotive Holdings Corp.

      We have audited the accompanying consolidated balance sheet of TRW Automotive Holdings Corp. as of December 31, 2003, and the related consolidated statements of operations, cash flows and changes in stockholders’ investment for the ten months ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRW Automotive Holdings Corp. at December 31, 2003 and the consolidated results of its operations and its cash flows for the ten months ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Troy, Michigan

February 16, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholder and Directors

TRW Automotive Inc.

      We have audited the accompanying combined balance sheet of TRW Automotive Inc. as of December 31, 2002, and the related combined statements of operations, cash flows and changes in stockholder’s investment for each of the two years in the period ended December 31, 2002 and the two month period ended February 28, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of TRW Automotive Inc. at December 31, 2002, and the combined results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 and the two month period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 4 to the combined financial statements, the Company changed its method of accounting for goodwill resulting from its adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.

/s/ ERNST & YOUNG LLP

Troy, Michigan

October 29, 2003, except for Note 3
as to which the date is January 9, 2004

TRW AUTOMOTIVE HOLDINGS CORP.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Successor	Predecessor

	Ten Months	Two Months	Years Ended
	Ended	Ended	December 31,
	December 31,	February 28,
	2003	2003	2002	2001

	(In millions, except per share amounts)
Sales	$9,435	$1,916	$10,630	$10,091
Cost of sales	8,456	1,686	9,315	8,989

Gross profit	979	230	1,315	1,102
Administrative and selling expenses	446	100	541	597
Research and development expenses	137	27	151	131
Purchased in-process research and development	85	—	—	—
Amortization of intangible assets (including goodwill in 2001)	27	2	15	78
Other (income) expense — net	(56)	4	(6)	(2)

Operating income	340	97	614	298
Interest expense	295	48	316	373
Interest income	(8)	(1)	(7)	(10)
Loss (gain) on retirement of debt	31	—	(4)	—
Losses on sales of receivables	25	—	7	1

(Losses) earnings from continuing operations before income taxes	(3)	50	302	(66)
Income tax expense (benefit)	98	19	138	(30)

(Losses) earnings from continuing operations	(101)	31	164	(36)
Discontinued operations (net of taxes)	—	—	—	11

Net (losses) earnings	$(101)	$31	$164	$(25)

Basic and diluted losses per share:
Losses per share	$(1.16)

Weighted average shares	86.8

See accompanying notes to consolidated and combined financial statements

TRW AUTOMOTIVE HOLDINGS CORP.

CONSOLIDATED AND COMBINED BALANCE SHEETS

	As of December 31,

	Successor	Predecessor

	2003	2002

	(Dollars in millions,
	except per share
	information)
ASSETS
Current assets:
Cash and cash equivalents	$828	$188
Marketable securities	16	26
Accounts receivable, net of allowances of $45 million and $53 million in 2003 and 2002	1,643	1,348
Inventories	635	608
Prepaid expenses	73	49
Deferred income taxes	120	144

Total current assets	3,315	2,363
Property, plant and equipment	2,877	6,281
Less accumulated depreciation and amortization	378	3,723

Total property, plant and equipment — net	2,499	2,558
Intangible assets:
Goodwill	2,503	2,646
Other intangible assets	856	356

	3,359	3,002
Less accumulated amortization	37	424

Total intangible assets — net	3,322	2,578
Prepaid pension cost	120	3,048
Deferred income taxes	129	—
Other assets	522	401

	$9,907	$10,948

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Short-term debt	$76	$327
Current portion of long-term debt	24	17
Trade accounts payable	1,626	1,407
Accrued compensation	338	227
Income taxes	187	150
Other current liabilities	875	627

Total current liabilities	3,126	2,755
Debt allocated from TRW	—	3,279
Long-term debt	3,708	302
Post-retirement benefits other than pensions	935	751
Pension benefits	838	427
Deferred income taxes	222	731
Long-term liabilities	300	231

Total liabilities	9,129	8,476
Minority interests	50	81
Stockholders’ investment:
Parent company investment	—	2,738
Capital stock (par value $0.01; 100 million shares authorized, 86.8 million issued and outstanding as of December 31, 2003)	1	—
Paid-in-capital	868	—
Accumulated deficit	(101)	—
Accumulated other comprehensive losses	(40)	(347)

Total stockholders’ investment	728	2,391

	$9,907	$10,948

See accompanying notes to consolidated and combined financial statements.

TRW AUTOMOTIVE HOLDINGS CORP.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Successor	Predecessor

	Ten Months	Two Months	Years Ended
	Ended	Ended	December 31,
	December 31,	February 28,
	2003	2003	2002	2001

	(Dollars in millions)
Operating activities
Net (losses) earnings	$(101)	$31	$164	$(25)
Adjustments to reconcile net (losses) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	407	84	509	548
Amortization of deferred financing fees	9	—	2	2
Pension and other post-retirement benefits, net of contributions	(11)	(28)	(236)	(219)
Purchased in-process research and development	85	—	—	—
Net gain on sale of assets	—	—	(12)	(18)
Loss (gain) on retirement of debt	31	—	(4)	—
Asset impairment charges	—	1	48	50
Pending and threatened litigation	—	—	2	29
Deferred income taxes	7	(3)	105	19
Discontinued operations	—	—	—	(11)
Other — net	14	5	30	4
Changes in assets and liabilities, net of effects of businesses acquired or divested:
Accounts receivable, net	134	(284)	78	7
Securitization of accounts receivable	—	—	(327)	327
Inventories	48	2	(26)	103
Trade accounts payable	40	64	69	(40)
Prepaid expenses and other assets	44	17	194	146
Other liabilities	126	39	(101)	(114)
Other — net	12	(1)	31	20

Net cash provided by (used in) operating activities	845	(73)	526	828
Investing activities
Capital expenditures including other intangibles	(350)	(66)	(427)	(475)
Acquisitions, net of cash acquired	(3,354)	—	—	—
Acquisition transaction fees	(56)	—	—	—
Net proceeds from divestitures	57	—	22	46
Other — net	7	(2)	(9)	20

Net cash used in investing activities	(3,696)	(68)	(414)	(409)
Financing activities
Increase (decrease) in short-term debt	32	(321)	121	(36)
Proceeds from debt in excess of 90 days	1,290	—	17	10
Principal payments on debt in excess of 90 days	(1,342)	(18)	(81)	(47)
Proceeds from issuance of long-term debt	3,087	—	—	—
Debt issue costs	(114)	—	—	—
Equity contributions	699	—	—	—
Net transfers from (to) parent company	—	503	(78)	(386)
Other — net	1	78	26	(5)

Net cash provided by (used in) financing activities	3,653	242	5	(464)
Effect of exchange rate changes on cash	26	(13)	(47)	12

Increase in cash and cash equivalents	828	88	70	(33)
Cash and cash equivalents at beginning of period	—	188	118	151

Cash and cash equivalents at end of period	$828	$276	$188	$118

Supplemental cash flow information
Interest paid, net of amount capitalized	$182	$45	$326	$368
Income tax paid (refund) — net	$93	$10	$(129)	$61

See accompanying notes to consolidated and combined financial statements.

TRW AUTOMOTIVE HOLDINGS CORP.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ INVESTMENT

	Predecessor

		Accumulated
	Parent	Other	Total
	Company	Comprehensive	Stockholders’
	Investment	Earnings (Losses)	Investment

	(Dollars in millions)
Balance at December 31, 2000	$2,015	$(299)	$1,716
Net losses — 2001	(25)	—	(25)
Foreign exchange losses, net of tax of $14 million	—	(76)	(76)
Minimum pension liability, net of tax of $25 million	—	(47)	(47)
Deferred cash flow hedges, net of tax	—	1	1

Total comprehensive losses			(147)
Net transfers from parent company	(65)	—	(65)

Balance at December 31, 2001	$1,925	$(421)	$1,504
Net earnings — 2002	164	—	164
Foreign exchange losses, net of tax of $110 million	—	178	178
Minimum pension liability, net of tax of $55 million	—	(104)	(104)
Unrealized gains on securities, net of tax	—	1	1
Deferred cash flow hedges, net of tax	—	(1)	(1)

Total comprehensive losses			238
Net transfers from parent company	649	—	649

Balance at December 31, 2002	$2,738	$(347)	$2,391
Net earnings — two months ended February 28, 2003	31	—	31
Foreign exchange loss, net of tax of $16 million	—	(58)	(58)

Total comprehensive losses			(27)
Net transfers from parent company	290	—	290

Balance at February 28, 2003	$3,059	$(405)	$2,654

	Successor

	Capital Stock				Accumulated
					Other
		Par	Paid-in	Accumulated	Comprehensive
	Shares	Value	Capital	Deficit	Losses	Total

	(Dollars in millions, except share information)
Balance at March 1, 2003	—	$—	$—	$—	$—	$—
Net losses — ten months ended December 31, 2003				(101)		(101)
Foreign exchange loss, net of current and deferred tax liability of $71 million					(34)	(34)
Deferred cash flow hedges, net of tax					(6)	(6)

Total comprehensive losses			—		—	(141)
Equity contributions	698,453		699			699
Issuance of capital stock	170,000		170			170
Effect of stock split	85,976,847	1	(1)			—

Balance at December 31, 2003	86,845,300	$1	$868	$(101)	$(40)	$728

See accompanying notes to consolidated and combined financial statements.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	Description of Business and Change in Ownership

Description of Business

      TRW Automotive Holdings Corp. (also referred to herein as the “Company” or the “Successor”), is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive vehicle manufacturers (“VMs”) and related aftermarkets. The Company conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and crash sensors. The Company is primarily a “Tier-1” supplier (a supplier which sells directly to VMs), with over 85% of its sales in 2003 made directly to VMs.

Change in Ownership

      TRW Automotive Inc. (which we did not acquire and was renamed Richmond TAI Corp.) (“Automotive” or the “Predecessor”) was incorporated in Delaware on June 3, 2002 as a wholly owned subsidiary of TRW Inc. (“TRW”) in contemplation of the spin-off announced by the TRW Board of Directors in March 2002. Automotive, together with TRW’s other subsidiaries engaged in the automotive business, comprised TRW’s automotive business. Historically, TRW’s automotive business resulted from the combination of the legacy TRW automotive business with the legacy Lucas Varity plc (“Lucas Varity”) automotive business.

      Prior to the consummation of the planned spin-off, TRW entered into an Agreement and Plan of Merger with Northrop Grumman Corporation (“Northrop”), dated June 30, 2002, whereby Northrop would acquire all of the outstanding common stock of TRW, including TRW’s automotive business, in exchange for Northrop shares. The acquisition of TRW by Northrop was completed on December 11, 2002 (the “Merger”).

      Additionally, on November 18, 2002, an entity controlled by affiliates of The Blackstone Group, L.P. (“Blackstone”), entered into a Master Purchase Agreement, as amended, pursuant to which the Company, a newly-formed entity, would cause its indirect wholly-owned subsidiary, TRW Automotive Acquisition Corp., to purchase the shares of the subsidiaries of TRW engaged in automotive business from Northrop (“the Acquisition”). The Predecessor’s 51% interest in the joint venture, TRW Koyo Steering Systems Company (“TKS”) was not transferred to the Company as part of the Acquisition.

      The Acquisition was completed on February 28, 2003 for a purchase price of $4,443 million (excluding assumed debt of $210 million), subject to certain closing and post-closing adjustments. Subsequent to the Acquisition, TRW Automotive Acquisition Corp. changed its name to TRW Automotive Inc. (referred to herein as “TRW Automotive”). Upon completion of the Acquisition, a subsidiary of Northrop retained a 19.6% interest in the Company.

      The Company was capitalized by cash equity contributions totaling $698 million (further described below) and contributed the $698 million in cash plus newly issued shares of its common stock having an implied value of $170 million to TRW Automotive Intermediate Holdings Corp. (“Intermediate”), which is the direct parent of TRW Automotive. Intermediate issued a $600 million face amount subordinated 8% pay-in-kind note due 2018 (the “Seller Note”) to an affiliate of Northrop to acquire the stock of certain TRW automotive subsidiaries. The Seller Note had an estimated fair value of $348 million (excluding related deferred tax) as of the Acquisition date. Intermediate contributed such stock together with cash equity contributions of $698 million and the $170 million of the Company’s common stock to TRW Automotive for 100% of TRW Automotive’s stock. Intermediate has no independent operations or investments other than its investment in TRW Automotive. Intermediate will be dependent on the cash flows of TRW Automotive to repay the Seller Note upon maturity.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      In connection with the Acquisition, TRW Automotive issued senior notes (the “Senior Notes”) and senior subordinated notes (the “Senior Subordinated Notes”) in a private offering, entered into new revolving credit and term loan facilities (the “Senior Secured Credit Facilities”) and initiated a trade accounts receivable securitization program (the “Receivables Facility”).

      Funding for the cash portion of the purchase price of the Acquisition included $1,577 million in proceeds from the Senior Notes and Senior Subordinated Notes, $1,510 million in borrowings under the Senior Secured Credit Facilities, and a cash equity contribution primarily from affiliates of Blackstone, in exchange for shares of the Company’s common stock. Employees of TRW Automotive and certain of its subsidiaries also made cash equity contributions in exchange for shares of the Company. In connection with the Acquisition, TRW Automotive incurred approximately $56 million in costs, which have been capitalized and included as part of the purchase price (included in Goodwill).

      In addition, TRW Automotive assumed certain debt instruments existing at the Acquisition including 10.875% debentures previously issued by Lucas Industries Limited due 2020 at face amount of $149 million and certain other borrowings, including accrued interest, totaling approximately $60 million. Northrop retained all other indebtedness outstanding at the Acquisition, including debt allocated from TRW.

      The Senior Notes consist of $925 million, 9 3/8% Senior Notes and €200 million, 10 1/8% Senior Notes, both due February 15, 2013. The Senior Subordinated Notes consist of $300 million, 11% Senior Subordinated Notes and €125 million, 11 3/4% Senior Subordinated Notes, both due February 15, 2013. Interest is payable semi-annually on February 15 and August 15 and the first payment was made on August 15, 2003. The Senior Notes are unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated unsecured basis, in each case, by substantially all existing and future wholly owned domestic subsidiaries and by TRW Automotive Finance Luxembourg, S.à.r.l. (“TRW Luxembourg”), a restricted Luxembourg subsidiary.

      The Senior Secured Credit Facilities consist of a secured revolving credit facility and various senior secured term loan facilities. The revolving credit facility, through a syndication of lenders, provides for borrowings up to $500 million including the availability of letters of credit, a portion of which is available in various foreign currencies, and matures February 28, 2009. Initial borrowings under senior secured term loan facilities consisted of a six-year tranche A term loan issued in a face amount of $410 million and eight-year tranche B term loans issued in face amounts of $1,030 million and approximately €65 million. See Note 20 for further description of the Senior Notes, Senior Subordinated Notes and Senior Secured Credit Facilities and refinancing activities in 2003 subsequent to the Acquisition date. For financing activities subsequent to December 31, 2003, see Note 3.

      The Receivables Facility provided up to $600 million in funding. On February 28, 2003, subsidiaries of TRW Automotive signed a Receivables Purchase Agreement and began selling trade accounts receivables originated by them and certain of their subsidiaries as sellers in the United States to the Receivables Facility. See Note 15 for further description of the Receivables Facility and Note 3 for amendments subsequent to December 31, 2003.

      The following unaudited pro forma financial data summarizes the results of operations for the years ended December 31, 2003 and December 31, 2002 as if the Acquisition had occurred as of January 1, 2002. Pro forma adjustments include the removal of the results of operations of TKS, elimination of a $43 million inventory write-up recorded as a result of the Acquisition, elimination of $85 million in purchased in-process research and development expense, adjustments to depreciation and amortization to reflect fair value of property, plant and equipment and identified intangible assets (with finite lives), the elimination of the amortization of unrecognized pension and other post retirement benefit losses, adjustments to corporate allocations to reflect estimated stand-alone costs, adjustments to interest expense to reflect the Company’s new capital structure, adjustments to losses on sales of receivables relating to the initiation costs of the

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Receivables Facility and certain corresponding adjustments to income tax expense. These pro forma amounts are not necessarily indicative of the results that would have been attained if the Acquisition had occurred at January 1, 2002 or that may be attained in the future.

	Years Ended
	December 31,

	2003	2002

	(In millions, except
	per share amounts)
Sales	$11,308	$10,384
Operating income	$579	$665
Net earnings	$93	$201
Basic earnings per share:
Earnings per share	$1.07	$2.32

Weighted average shares	86.8	86.8

Diluted earnings per share:
Earnings per share	$1.03	$2.32

Weighted average shares	90.4	86.8

2.	Basis of Presentation

      The following provides a description of the basis of presentation during all periods presented:

Successor — Represents the consolidated financial position of the Company as of December 31, 2003 and consolidated results of operations and cash flows for the ten months ended December 31, 2003 following the Acquisition. The financial position as of December 31, 2003 and results of operations and cash flows for the ten months ended December 31, 2003 reflect purchase accounting for the Acquisition (as described more fully below).

Predecessor — Represents the combined financial position of the automotive business of TRW for all periods prior to the Acquisition on February 28, 2003. This presentation reflects the historical basis of accounting without any application of purchase accounting for the Merger in any period presented, due to the temporary nature of Northrop’s ownership of TRW’s automotive business. Prior to the Merger on December 11, 2002, Northrop entered into the Master Purchase Agreement on November 18, 2002 with affiliates of Blackstone to sell TRW’s automotive business as discussed in Note 1. The extensive representations, warranties and restrictions on Northrop’s conduct prior to the closing of the Acquisition in the Master Purchase Agreement severely limited any actions that could have been taken by Northrop during its brief and temporary ownership of TRW’s automotive business.

      The Predecessor’s 51% interest in the joint venture, TKS was not transferred to the Successor as part of the Acquisition.

      The combined statements of operations include expenses recorded by the Predecessor or directly charged to the Predecessor by TRW for periods prior to the Merger and by Northrop for periods prior to the Acquisition. In addition, the combined statements of operations include an allocation of general and administrative corporate expenses from TRW and Northrop to reflect the services provided to the Predecessor or benefits received by the Predecessor. These services primarily consisted of general corporate management and governance, finance and accounting, treasury and risk management, human resources and benefits administration, legal, management information services and other shared support services. The Northrop allocation was $8 million for the two months ended February 28, 2003. TRW’s allocation was $81 million for

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

each of the years 2002 and 2001. The allocations are reported in administrative and selling expenses in the combined statements of operations. These allocations were computed using TRW’s and Northrop’s internal allocation methodology, which was based upon an established percentage of costs applied to the cost of operations (sales less earnings (losses) before taxes from continuing operations). Given that TRW and Northrop provided such support services for the benefit of their entire organizations, it would have been impractical to allocate such expenses in a more direct manner. Accordingly, management believes that this was a reasonable method for allocating such expenses. However, as the scale of operations and nature of the business of TRW and Northrop differed from that of the Predecessor, these allocations are not necessarily representative of the operating expenses that would have been incurred had the Predecessor operated on a stand-alone basis. For each of the years ended December 31, 2002 and 2001 and the two months ended February 28, 2003, management estimates that stand-alone general and administrative expenses would have been approximately $48 million (unaudited), $48 million (unaudited) and $8 million (unaudited), respectively.

      Debt, other than debt allocated from TRW and Northrop, reported on the Predecessor’s combined balance sheet represents the historical third party obligations of the automotive legal entities. Debt allocated from TRW and Northrop is included on the Predecessor’s combined balance sheet. This allocation reflects TRW’s and Northrop’s historical practice of incurring most of its indebtedness, including debt incurred to finance the acquisition of the Lucas Varity automotive business, at the parent company level.

      Interest expense from the specific third party debt obligations attributed to the Predecessor’s operations is included in the combined statements of operations. In addition, an estimate of the remaining interest expense of TRW and Northrop, attributable to the debt allocated to the Predecessor, is also included in the Predecessor’s combined statements of operations. The allocation of debt and interest is based on the ratio of the Predecessor’s net assets to TRW’s and Northrop’s net assets plus non-automotive debt. Management believes that this is a reasonable method of allocating debt and interest to the Predecessor. This allocation is not, however, indicative of the total amount of debt and interest that would have been incurred by the Predecessor as a stand-alone entity.

      The Predecessor, primarily for the United States operations, participated in TRW’s and Northrop’s centralized cash management system. Under this system, cash receipts were transferred to TRW and Northrop to fund cash disbursements and other general corporate obligations. As such, the amount of cash and cash equivalents on the Predecessor’s combined balance sheet does not represent the amount required or generated by the Predecessor. The balance of cash and cash equivalents on the Predecessor’s combined balance sheet primarily relates to cash and cash equivalents at foreign operations that did not participate in TRW’s and Northrop’s cash management program.

      TRW and Northrop accounted for and paid all material United States income taxes. The Predecessor’s taxable income (loss) related to its United States operations and foreign operations subject to a United States “check-the-box” election to be taxed in the United States was included in TRW’s consolidated income tax returns and relating to the two months ended February 28, 2003, shall be included in Northrop’s consolidated income tax returns for the year ended December 31, 2003. The combined statements of operations include an allocation to the Predecessor of TRW and Northrop’s United States income taxes (credits) in amounts generally equivalent to the provisions that would have resulted had the Predecessor filed separate income tax returns for the years presented. The Predecessor has also been allocated United States deferred income taxes based on the estimated differences between the book and tax basis of its assets and liabilities.

      Most of the Company’s foreign operations account for and pay foreign income taxes related to their operations. For those operations that have not separately accounted for and paid income taxes related to their operations, the combined statements of operations include an allocation of TRW’s and Northrop’s foreign income taxes in amounts generally equivalent to the provisions which would have resulted had those foreign operations filed separate income tax returns for the years presented. These operations have also been allocated

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

foreign deferred income taxes based on the estimated differences between the book and tax basis of their assets and liabilities.

      In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows have been presented. The financial information included may not necessarily reflect the results of operations, financial position, changes in stockholders’ investment in the future or what they would have been if the Predecessor had been a separate, stand-alone company for the periods presented.

      The consolidated financial statements of the Successor as of and for the ten months ended December 31, 2003 reflect the Acquisition under the purchase method of accounting, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”).

      The primary reasons for Blackstone’s acquisition of TRW’s automotive business, and the primary factors that contributed to a purchase price that resulted in recognition of goodwill, include:

•	Blackstone’s belief that the Company is the only supplier that combines a broad customer base and geographic diversity with leading positions in both key active safety technologies and key passive safety technologies; Blackstone’s belief that there are significant opportunities to enhance automotive safety through new technology that uses information from active safety systems to optimize the performance of passive safety systems, and the Company’s leading positions in both active and passive safety technologies which will allow the Company to benefit from this convergence;

•	The Company’s geographically diverse global manufacturing base which offers an advantage over many of its competitors, including allowing the Company to leverage sales to a customer in one location, or for one product, into sales to that customer in other locations and for other products while limiting exposure to the risks of any one geographic economy, product line or major customer; and

•	The proven capabilities of the Company’s assembled, experienced management team to execute the Company’s strategy.

      Other considerations affecting the value of goodwill include:

•	The potential for improved earnings gained from operating as a stand-alone automotive company with focused management effort;

•	The potential for more efficient resource management when operated as a stand-alone automotive company;

•	The ability of the assembled workforce to develop future innovative technologies, as has been done in the past;

•	The ability of the assembled workforce to drive significant annual cost reductions to maximize profitability; and

•	The application of purchase accounting, particularly for such items as pension, OPEB and deferred tax liabilities for which significant reserve balances were recorded with no corresponding significant short-term cash outflows.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of Acquisition:

At
March 1,
2003

(Dollars
in
millions)
Cash and cash equivalents	$276
Accounts receivable	1,634
Inventories	650
Deferred income taxes	391
Other current assets	65
Property, plant and equipment	2,363
Intangible assets not subject to amortization — trademarks	292
Intangible assets subject to amortization:
Developed technology (8 years)	79
Customer relationships (20 years)	451
Other long-term assets	564
Purchased in-process research and development	85
Deferred income taxes	120
Goodwill	2,500

Total assets acquired	9,470

Accounts payable and other current liabilities	2,616
Long-term debt assumed	210
Deferred income taxes	473
Post-retirement benefits other than pensions	946
Other long-term liabilities	1,034

Total liabilities assumed	5,279

Net assets acquired	$4,191

      Net assets acquired as presented above includes the effect of the discount to fair value of the Seller Note as of the Acquisition date (see Note 1). Cash and cash equivalents, accounts receivable, other current assets, and accounts payable and other current liabilities were stated at historical carrying values, given the short-term nature of these assets and liabilities. The Company’s projected pension, post-retirement and post-employment benefit obligations and assets have been reflected in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on computations of independent actuaries engaged by the Company. Deferred income taxes have been provided in the consolidated balance sheet based on the Company’s estimates of the tax versus book basis of the assets acquired and liabilities assumed, as adjusted to estimated fair values. Valuation allowances have been established against those assets for which realization is not likely, namely in the U.S., as losses are currently being generated in that tax jurisdiction. Property, plant and equipment have been recorded at fair value based on a valuation prepared by independent appraisers, and inventory and debt outstanding as of the effective date of the Acquisition based on management’s judgments and estimates. The Company also recorded a $37 million reserve, primarily for

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

severance related to strategic restructurings, plant closings and involuntary employee termination arrangements outside the U.S. to be paid over the next several years in accordance with local law.

      The Company engaged independent appraisers to provide fair values of intangible assets acquired; including purchased in-process research and development, trademarks, developed technology and customer relationships.

      The Company has recorded a one-time charge for purchased in-process research and development (“Purchased IPR&D”) expenses of $85 million. The value of Purchased IPR&D was comprised of 21 ongoing development projects, which ranged from 5% to 95% complete at the Acquisition date. Purchased IPR&D was derived by assigning values to those projects identified by management as having economic value, but that had not yet reached technological feasibility and had no alternative future use. These products had not been released to the market as of the date of the Acquisition, but the features and functionality of the products had been defined.

      Developed technology and trademarks were valued based on the relief of royalty approach. This method allocates value based on what the Company would be willing to pay as a royalty to a third-party owner of the technology or trademark in order to exploit the economic benefits. The technologies that have been valued under this approach are innovative and technological advancements within the safety business. A total value of $79 million has been allocated to developed technologies and will be amortized over 8 years.

      The trademarks have been valued at $292 million and assigned an indefinite life. The Company holds a number of trademarks covering its products including “TRW,” “Lucas,” and “Kelsey-Hayes.” These trademarks represent the goodwill and reputation that the Company has built up through the years by selling high-quality products to its customers. A number of third parties have entered into license agreements with the Company pursuant to which they pay royalty fees in exchange for the right to apply its trademarks to their products.

      Customer relationships were valued using an excess earnings approach after considering a fair return on fixed assets, working capital, trademarks, technology, and assembled workforce. A value of $451 million has been assigned to customer relationships and will be amortized on a straight-line basis over 20 years.

      Management believes that the carrying values of all other assets acquired and liabilities assumed approximate their fair values.

      The resulting goodwill after all identifiable intangible assets have been valued was approximately $2.5 billion, of which approximately $1.1 billion was tax deductible. Goodwill and trademarks will be subject to annual impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

      The consolidated statement of operations for the ten months ended December 31, 2003 includes $43 million in cost of sales representing the write-off of the inventory adjustment recorded in purchase accounting relating to the sale of inventory on hand as of the Acquisition date that was sold during this period, depreciation adjustments correlating to the fair value adjustments to property, plant and equipment, amortization of identified intangible assets and fair value adjustments to assumed debt obligations, among other changes resulting from the application of purchase accounting.

3.	Subsequent Events

      On January 8, 2004, the Company completed an amendment to the Receivables Facility, which reduced the amount of maximum committed funding thereunder from $600 million to $400 million. In January 2004, certain of the Company’s European subsidiaries entered into receivables financing arrangements in Germany for a term of one year. Total availability under these receivables financing arrangements is approximately €75 million.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      On January 9, 2004, the Company refinanced all of the borrowings under its existing term loan facilities with the proceeds of new term loan facilities, together with approximately $213 million of available cash on hand. Deferred debt issuance costs associated with the existing term loan facilities of $11 were expensed in the first quarter of 2004. The new term loan facilities consist of tranche A-1 term loan issued in a face amount of $350 million maturing February 2009 and tranche D term loans issued in face amounts of $800 million and approximately €93 million maturing February 2011.

      In January 2004 the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument.

      The Company completed an initial public offering of 24,137,931 shares of common stock registered on Form S-1, registration statement number 333-110513, as amended, which became effective on February 2, 2004. Net proceeds from the offering, after deducting underwriting discounts and estimated offering expenses, were approximately $636 million. The Company used approximately $319 million of the net proceeds from the proposed offering to repurchase 12,068,965 shares of common stock held by an affiliate of Blackstone and approximately $317 million of such proceeds to repay a portion of each of the dollar and euro Senior Notes and Senior Subordinated Notes in each case, including the payment of a related redemption premium thereon, as follows:

•	$117 million of such proceeds were used to repay 35% of the $300,000,000 aggregate principal amount of 11% Senior Subordinated Notes due 2013;

•	$61 million were used to repay 35% of the €125,000,000 aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2013;

•	$109 million were used to repay 11% of the $925,000,000 aggregate principal amount of 9 3/8% Senior Notes due 2013; and

•	$30 million were used to repay 11% of the €200,000,000 aggregate principal amount of 10 1/8% Senior Notes due 2013.

      The related redemption premiums totaling $30 million and deferred debt costs totaling $7 million were expensed in the first quarter of 2004.

      In connection with the offering, the Company effected a 100 for 1 stock split of outstanding shares of common stock on January 27, 2004. All share and per share amounts in the consolidated and combined financial statements and these notes thereto have been retroactively adjusted to reflect the 100 for 1 stock split.

      Subsequent to December 31, 2003, the Successor’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share, of which 86,845,300 shares are issued and outstanding as of December 31, 2003 and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock of which no shares are currently issued and outstanding.

      Additionally, during the month of January 2004, we completed the disposal of our North American Independent Aftermarket business, which had annual sales of approximately $55 million in 2003, as well as a sale and subsequent leaseback transaction involving certain real estate holdings in the United Kingdom.

4.	Summary of Significant Accounting Policies

      The Company has generally adopted the accounting policies of the Predecessor. The accounting policies described below are the accounting policies of the Predecessor and Successor unless specifically stated.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      Principles of consolidation. The combined financial statements of the Predecessor represent the automotive business of TRW. The consolidated financial statements of the Successor represent the accounts of the Company. The combined and consolidated financial statements include wholly owned and majority-owned subsidiaries. Investments in 20% to 50% owned affiliates are accounted for under the equity method and presented in other assets in the consolidated and combined balance sheets. Equity in earnings (losses) from these investments are presented in other (income) expense, net in the consolidated and combined statements of operations.

      Intercompany accounts are eliminated.

      Reclassifications. Certain prior period amounts were reclassified to conform to the current year presentation of the Successor.

      Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including fair value adjustments made to date in accounting for the Acquisition — see Note 2), disclosures of contingent assets and liabilities and reported amounts in the consolidated and combined statements of operations. Actual results could materially differ from those estimates.

      Foreign currency. The financial statements of foreign subsidiaries are translated to U.S. dollars at end-of-period exchange rates for assets and liabilities and a weighted average exchange rate for each period for revenues and expenses. Translation adjustments for those subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive earnings (losses) in stockholders’ investment. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred, except for those transactions which hedge purchase commitments and for those intercompany balances which are designated as long-term investments.

      Revenue recognition. Sales are recognized in accordance with accounting principles generally accepted in the United States, including the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, which requires that sales be recognized when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collection of related billings is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title under standard commercial terms (typically F.O.B. shipping point). In those limited instances where other terms are negotiated and agreed, revenue is recorded when title is transferred to the customer.

      Earnings per share. Basic earnings (losses) per share are calculated by dividing net earnings (losses) by the weighted average shares outstanding. Diluted earnings (losses) per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance during the year presented.

      Basic and diluted losses per share for the Successor have been calculated based on the weighted average shares outstanding for the period, retroactively adjusted for the 100 for 1 stock split effected on January 27, 2004, of 86,804,448. Shares issuable pursuant to outstanding common stock options under the Company’s 2003 Stock Incentive Plan have been excluded from the computation of diluted earnings per share for the ten months ended December 31, 2003 because their effect is antidilutive.

      Earnings per share are not calculated for the Predecessor periods as there were no shares outstanding during those periods.

      Cash and cash equivalents. Cash and cash equivalents include all highly liquid investments purchased with maturity dates of three months or less.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      Accounts receivable. Receivables are stated at amounts estimated by management to be the net realizable value. The allowance is based on specific identification. Accounts receivable are charged off when it becomes apparent based upon age or customer circumstances that such amounts will not be collected. Collateral is not typically required.

      Accounts receivable securitization. The Receivables Facility of the Successor (which is further described in Note 15) can be treated as a general financing agreement or as an off-balance sheet financing arrangement. Whether the funding and related receivables are shown as liabilities and assets, respectively, on the Company’s consolidated balance sheet, or conversely, are removed from the consolidated balance sheet, depends on the level of the multi-seller conduits’ loans to the Borrower. When such level is at least 10% of the fair value of all the Borrower’s assets (consisting principally of receivables sold by the sellers), the securitization transactions are accounted for as a sale of the receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) and are removed from the balance sheet. Costs associated with the off-balance sheet Receivables Facility are recorded as a losses on sales of receivables in the Company’s consolidated statement of operations. The book value of the Company’s retained interest in the receivables approximates fair market value due to the current nature of the receivables. However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the Borrower’s assets, the Company is required to consolidate the Borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on the Company’s consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

      The Predecessor participated in an accounts receivable securitization arrangement established by TRW with a financial institution and several financial conduits in 2001 and 2002. The TRW securitization arrangement was terminated in December 2002.

      Inventories. Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) method were $28 and $47 million at December 31, 2003 and 2002, respectively. Inventories not valued by the LIFO method were principally on the first — in, first — out (FIFO) method. Had the cost of all inventories been determined by the FIFO method, inventories as of December 31, 2002 would have been greater by $11 million. The LIFO reserve at December 31, 2003 was immaterial.

      Depreciation. Depreciation is computed over the assets’ estimated useful lives, using straight-line method for the majority of depreciable assets, including capital leases. The remaining assets are depreciated using accelerated methods. The estimated useful lives of buildings, machinery and equipment, and computers and other office equipment are between 30 to 40 years, eight to 12 years and three to five years, respectively. Amortization of assets held under capital leases is included in depreciation expense. Depreciation expense was $370 million for the ten months ended December 31, 2003, $79 million for the two months ended February 28, 2003 and, $479 million and $455 million for the years ended December 31, 2002 and 2001, respectively.

      Product tooling. Product tooling is special purpose tooling that is limited to the manufacture of a specific part or parts of the same basic design. Product tooling includes dies, patterns, molds and jigs. Customer owned tooling for which reimbursement was contractually guaranteed by the customer or for which the Company had a non-cancelable right to use the tooling is classified in other assets on the consolidated and combined balance sheet. When approved for billing to the customer, such charges are reclassified into accounts receivable. Tooling owned by the Predecessor and Successor is capitalized as property, plant and equipment, and amortized as cost of sales over its estimated economic life, not exceeding five years.

      Goodwill and other intangible assets. Effective January 1, 2002, goodwill is no longer amortized but is subject to impairment analysis annually or if an event occurs or circumstances indicate the carrying amount may be impaired. Goodwill impairment testing is performed at the reporting unit level. The fair value of each

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

reporting unit is determined and compared to the carrying value. If the carrying value exceeds the fair value, than a possible goodwill impairment exists and further evaluation is required.

      Prior to January 1, 2002, goodwill acquired after 1970 was amortized by the straight-line method over 40 years. Goodwill acquired prior to 1971, $47 million, was not being amortized.

      The following table reflects the reconciliation of reported earnings (losses) from continuing operations to adjusted net earnings for the exclusion of goodwill amortization.

	Successor	Predecessor

	Ten Months	Two Months	Years Ended
	Ended	Ended	December 31,
	December 31,	February 28,
	2003	2003	2002	2001

	(In millions, except per share amounts)
Reported earnings (losses) from continuing operations	$(101)	$31	$164	$(36)
Add back: goodwill amortization, net of tax	—	—	—	53

Adjusted net earnings from continuing operations	(101)	31	164	17
Discontinued operations (net of taxes)	—	—	—	11

Adjusted net (losses) earnings	$(101)	$31	$164	$28

Basic and diluted losses per share:
Losses per share	$(1.16)	N/A	N/A	N/A

Weighted average shares	86.8	N/A	N/A	N/A

      Other intangible assets of the Predecessor include capitalized internal-use software, patents and licenses and other identifiable intangible assets acquired through acquisitions. Capitalized internal-use software of the Predecessor are amortized over periods not to exceed 10 years. Other identifiable intangible assets of the Predecessor are amortized primarily over five to 17 years.

      See Note 12 for other intangible assets of the Successor and related lives.

      Asset impairment. Asset impairment losses are recorded on long-lived assets and intangible assets, subject to amortization, when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are adjusted to their fair values. Fair value is determined using appraisals or discounted cash flow calculations. Intangible assets not subject to amortization are tested for impairment annually by comparing the fair value to the carrying value. If the carrying value exceeds the fair value, the asset is adjusted to fair value.

      Environmental costs. Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, and Superfund or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in other current liabilities and long-term liabilities in the consolidated and combined balance sheets.

      Debt issuance costs. The costs related to the issuance of long-term debt are deferred and amortized over the life of each debt issue. Deferred amounts associated with debt extinguished prior to maturity are expensed. See Note 3 and Note 20.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      Warranties and Recall. Product warranty liabilities are recorded based upon management estimates including such factors as the written agreement with the customer, the length of the warranty period, the historical performance of the product and likely changes in performance of newer products and the mix and volume of products sold. The liability is reviewed on a regular basis and adjusted to reflect actual experience.

      The following table presents the movement in the product warranty liability for the year ended December 31, 2002 and the two months ended February 28, 2003 and the ten months ended December 31, 2003:

				Change in
		Current	Used for	Estimates
	Beginning	Period	Purposes	and	Ending
	Balance	Accruals	Intended	Translation	Balance

	(Dollars in millions)
Ten months ended December 31, 2003	$46	$49	$(22)	$1	$74
Two months ended February 28, 2003	$43	$8	$(5)	$—	$46
Year ended December 31, 2002	$61	$49	$(45)	$(22)	$43

      Apart from product warranties, the Predecessor also incurred recall costs when they or the customer decided to recall a product through a formal campaign soliciting the return of specific products due to a known or suspected safety concern. Product recall costs typically include the cost of the product being replaced, customer cost of the recall and labor to remove and replace the defective part. Under the accounting policy for recalls of the Predecessor, when a decision to recall a product was made for which the Predecessor had borne some responsibility, the Predecessor recorded the estimated cost of the recall as a charge to net earnings in that period, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (“SFAS 5”). In making estimates relating to product recalls, judgment is required as to the number of units to be returned, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between the Predecessor and the customer and, in some cases, the extent to which its supplier will share in the recall cost. As a result, the Predecessor’s actual recall costs could be significantly different from its estimated costs.

      Effective as of the Acquisition Date, the Company implemented a new methodology for actuarially estimating its recall obligations that differs from that of the Predecessor. The Company engaged independent third-party actuaries to run loss histories for the purpose of establishing loss projections and completed the valuation work in the fourth quarter of 2003. Under the actuarial estimation methodology, the Company accrues for recalls when revenues are recognized upon the shipment of product. The adoption of this estimation methodology does not have a material effect on reported results of operations or cash flows for the ten months ended December 31, 2003 or any individual quarterly period within such ten-month period.

      Research and development. Research and development programs include research and development for commercial products that are expensed as incurred.

      Shipping and handling. Shipping costs include payments to third-party shippers to move the product to the customer. Handling costs include costs from the point the product was removed from finished goods inventory to when provided to the shipper. Shipping and handling costs are expensed as incurred as cost of sales.

      Pre-production costs. Pre-production engineering and research and development costs for which the customer does not contractually guarantee reimbursement, are expensed as incurred.

      Income taxes. Income tax expense in the consolidated and combined statements of operations is calculated in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires the recognition of deferred income taxes using the liability method. Income tax expense in the Predecessor’s statement of operations was calculated on a separate tax return basis as if the Predecessor had operated as a

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

stand-alone entity. The Predecessor’s operations through February 28, 2003 will be included in the consolidated income tax returns filed by Northrop for the U.S. portion.

      Financial instruments. The Predecessor adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001. SFAS 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value. The transition adjustment recorded as a result of the adoption did not have a material impact on the Predecessor’s financial position, results of operations or cash flows.

      Under SFAS 133, the gain or loss on derivative instruments that have been designated and qualify as hedges of the exposure to changes in the fair value of an asset or a liability, as well as the offsetting gain or loss on the hedged item, are recognized in net earnings (losses) during the period of the change in fair values. For derivative instruments that have been designated and qualify as hedges of the exposure to variability in expected future cash flows, the gain or loss on the derivative is initially reported as a component of other comprehensive earnings (losses) and reclassified to the consolidated and combined statement of operations when the hedged transaction affects net earnings. Any gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in net earnings (losses) during the period of change. For derivative instruments that are a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive earnings (losses) as part of foreign currency exchange loss. Derivatives not designated as hedges are adjusted to fair value through net earnings (losses).

      Stock-based compensation. Stock options under employee compensation plans are accounted for using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Pursuant to APB 25, no stock-based employee compensation expense is reflected in net earnings (losses) if options granted have exercise prices greater than or equal to the market value of the underlying common stock on the date of grant. See Note 23.

      The following table illustrates the effect on net earnings (losses) as if the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” had been applied to stock-based employee compensation:

	Successor	Predecessor

	Ten Months	Two Months	Years Ended
	Ended	Ended	December 31,
	December 31,	February 28,
	2003	2003	2002	2001

	(In millions, except per share amounts)
Net earnings (losses), as reported	$(101)	$31	$164	$(25)
Add: Stock-based compensation as reported	—	—	—	—
Deduct: Stock-based compensation under SFAS 123 fair value method, net of related tax effects	(9)	—	(9)	(6)

Adjusted net earnings (losses), fair value method	$(110)	$31	$155	$(31)

Basic and diluted losses per share:
Losses per share	$(1.27)	NA	NA	NA

Weighted average shares	86.8	NA	NA	NA

      Recent accounting pronouncements. In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 Revised, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132 Revised”). This revision does not change the measurement or recognition of pension and other postretirement benefit plans. It includes all of the disclosures required by the prior SFAS 132 and

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

adds additional disclosures including information about the assets, obligations, and cash flows. It also requires disclosure of net periodic benefit cost recognized by cost component for interim periods. SFAS No. 132 Revised is effective December 31, 2003 and the additional disclosures are included in Note 18 and Note 19.

      In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”). FSP 106-1, permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, the FSP requires certain disclosures in financial statements of fiscal years ending after December 7, 2003 pending further consideration of the underlying accounting issues. The Company has elected to defer financial recognition of this legislation and has included the required disclosures in Note 19.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires the fair value of a liability for asset retirement obligations to be recorded in the period in which it is incurred. The statement applies to a company’s legal or contractual obligation associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction or development or through the normal operation of a long-lived asset. The statement was effective for the Predecessor beginning January 1, 2003 and its adoption did not have material effect on the Predecessor’s financial position, results of operations or cash flows.

      In April 2002, the FASB issued SFAS No. 145, “Recession of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS 145”). SFAS 145 requires gains and losses on extinguishments of debt to be reclassified as income or loss from continuing operations rather than as extraordinary items as previously required by SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 also amends SFAS No. 13 “Accounting for Leases” (“SFAS 13”) requiring certain modifications to capital leases to be treated as sale-leaseback transactions and to subleases when the original lessee remains a secondary obligor, or guarantor. The provisions of SFAS 145 related to the rescission of SFAS 4 were effective for the Predecessor on January 1, 2003. The extraordinary gain recorded for the extinguishment of debt in the first quarter of 2002 was reclassified into earnings (losses) from continuing operations on January 1, 2003. The remaining provisions of SFAS 145 were effective for transactions and reporting subsequent to May 15, 2002 and were adopted by the Company as of that date. The adoption of these provisions did not have a material impact on the Predecessor’s financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred rather than when an entity commits to an exit plan. SFAS 146 also provides that the liability be initially measured at fair value. The statement was effective for the Predecessor beginning January 1, 2003 and its adoption did not have a material impact on its financial position, results of operations or cash flows.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which expands the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Predecessor’s financial position, results of operation or cash flows.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      In December 2003, the FASB issued FIN 46R to address certain implementation issues and to make technical corrections to the original interpretation issued January 2003. FIN 46R establishes conditions under which an entity must be consolidated based upon variable interests rather than voting interests. Variable interests are ownership interests or contractual relationships that enable the holder to share in the financial risks and rewards resulting from the activities of a Variable Interest Entity (“VIE”). A VIE can be a corporation, partnership, trust, or any other legal structure used for business purposes. An entity is considered a VIE under FIN 46R if it does not have an equity investment sufficient for it to finance its activities without assistance from variable interests, if its equity investors do not have voting rights, or if the voting rights of equity investors are not proportionate to their economic rights. FIN 46R requires the Company to consolidate VIEs for which it is the primary beneficiary and to disclose certain information about significant variable interests it holds. The primary beneficiary of a VIE is the entity that receives the majority of the entity’s expected losses, residual returns, or both. FIN 46R is effective March 31, 2004 for VIEs except special purpose entities, for which the effective date is December 31, 2003. The Company does not have special purposes entities within the scope of FIN 46R. The Company continues to evaluate our cost and equity method investments to determine whether these entities are VIEs pursuant to the revised interpretation; however, the Company does not expect the adoption of FIN 46R to have a material effect on its financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which requires contracts with comparable characteristics to be accounted for similarly, and is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after that date. The Company adopted SFAS 149 as of the beginning of the fiscal quarter ending September 26, 2003, and the adoption of this standard did not have a material impact on its reported financial position of results of operations.

      In May 2003, the FASB issued SFAS 150, which clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and other provisions are effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB deferred indefinitely the statement’s provisions related to redeemable minority interests. The adoption of SFAS 150 had no impact on the Successor’s financial position.

5.	Supplemental Cash Flow Information

      A portion of the Acquisition purchase price was financed with non-cash consideration. As described in Note 1, Intermediate issued the Seller Note to an affiliate of Northrop to acquire the stock of certain TRW automotive subsidiaries. Intermediate contributed these acquired subsidiaries, with a deemed fair value of $348 million (excluding related deferred tax), to TRW Automotive. Intermediate also contributed the $170 million of the Company’s common stock to TRW Automotive. TRW Automotive transferred these shares of the Company’s common stock to a subsidiary of Northrop as part of the purchase price. In addition, the purchase price included a preliminary post-closing adjustment estimate recorded by TRW Automotive as short-term debt.

6.	Acquisitions and Divestitures

      On April 8, 2003, the Company sold its 21.8% equity interest in TOYODA TRW Automotive Inc. (“Toyoda”) to its joint venture partner, Toyoda Machine Works, Ltd. The Company had previously accounted for its interest in Toyoda under the equity method, and classified this investment in “Other assets” (long-term) in its consolidated and combined balance sheets. On June 27, 2003, the Company sold its 60%, partnership interest in Quality Safety Systems Company (“QSS”), a Canadian seatbelt joint venture, to a

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

subsidiary of its partner, Tokai Rika Co., Ltd. Through the sale date, QSS’s financial position and results of operations were included in the Company’s consolidated and combined financial statements. On December 29, 2003, the Company completed the disposal of a European forge parts facility (“Linn”), which provided components internally to other portions of the Company’s business. Through the sale date, Linn’s financial position and results of operations were included in the Company’s consolidated and combined financial statements. Proceeds from the Toyoda, QSS and Linn divestitures were approximately $57 million, net of cash retained in the QSS business.

      On June 26, 2003, the Company acquired sole ownership of the immediate parent of Autocruise, S.A. (“Autocruise”) by acquiring for nominal consideration the equity interest held by its former joint venture partner, Thales Group. Autocruise, operating a custom-built facility in Brest, France, designs and manufactures radar-based adaptive cruise control systems, principally sold in certain European markets.

      On September 22, 2003, the Company acquired a 50% interest in EnTire Solutions, LLC, a joint venture with Group Michelin. This joint venture will focus on the development, marketing, manufacture and sale of advanced direct tire pressure monitoring systems for passenger cars and light trucks.

7.	Discontinued Operations

      In 2000, the Company disposed of a substantial portion of the Lucas Diesel Systems business. In 2001, the Company completed the disposition of the remaining Lucas Diesel Systems business. The combined financial statements reflect as discontinued operations for 2001 the businesses operating results. The tax expense included in discontinued operations on the Combined Statements of Operations for 2001 was $4 million. Net proceeds totaled $29 million in 2001. Sales of the discontinued operations were $20 million in 2001. Interest has not been allocated to discontinued operations. In 2001, the Company recorded a $10 million gain on the sale of discontinued operations, which is included in the net results of discontinued operations.

8.	Restructuring

      In 2001, Chassis Systems, Occupant Safety Systems and Automotive Components recorded charges of $86 million, $47 million and $80 million, respectively, related to the closing of two facilities and various headcount reduction activities including the integration of the former Chassis, Occupant Safety Systems and Automotive Electronic segments under one management team. The combination of these activities in 2001 resulted in a reduction of approximately 6,000 employees. In 2002, Chassis Systems, Occupant Safety Systems and Automotive Components recorded charges of $20 million, $35 million and $4 million, respectively, for actions that resulted in the closing of three plants and employee reductions of approximately 950. During the two months ended February 28, 2003, Chassis Systems and Occupant Safety Systems recorded charges of $2 million and $1 million, respectively, for severance and costs related to the consolidation of certain facilities. The charges described above include both cash and non-cash items. For the periods ended December 31, 2001 and 2002, the cash charges were $189 million and $27 million, respectively, and the non-cash charges were $24 million and $32 million, respectively. For the two months ended February 28, 2003, only cash charges were recorded totaling $3 million.

      In connection with the Acquisition, the Company assumed liabilities (subject to certain exceptions) totaling approximately $51 million for various restructuring activities, primarily related to involuntary severance obligations and costs to exit certain activities. For the ten months ended December 31, 2003, Chassis Systems, Occupant Safety Systems and Automotive Components recorded cash charges of $26 million, $1 million and $2 million, respectively, for severance and costs related to the consolidation of certain facilities. Additionally, we recorded a $37 million reserve in purchase accounting primarily for severance related to strategic restructurings, plant closings and involuntary employee termination arrangements outside of the United States to be paid over the next several years in accordance with local laws.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the movement of the restructuring reserves:

		Provision
				Purchase	Used for
	Beginning	Administrative	Cost of	Price	Purposes	Ending
	Balance	and Selling	Sales	Allocation	Intended	Balance

	(Dollars in millions)
Ten months ended December 31, 2003	$51	$13	$16	$37	$(38)	$79
Two months ended February 28, 2003	$61	$1	$2	$—	$(13)	$51
Year ended December 31, 2002	$145	$17	$42	$—	$(143)	$61
Year ended December 31, 2001	$63	$87	$126	$—	$(131)	$145

      Of the $79 million restructuring reserve accrued at December 31, 2003, approximately $46 million is expected to be paid through 2004, and approximately $20 million relates to involuntary employee termination arrangements outside the United States to be paid over the next several years in accordance with local law.

9.	Asset Impairments

      In 2002, Occupant Safety Systems and Automotive Components segments recorded asset impairment charges of $11 million and $6 million, respectively. Of these charges, $10 million related to the write-down of the investment in two affiliates to fair market value. The remaining $7 million related primarily to the write-down of property, plant and equipment to fair value. Of these charges, $9 million is recorded in other income-net, $7 million in cost of sales and $1 million in amortization of intangible assets.

      In 2001, Chassis Systems, Occupant Safety Systems and Automotive Components segments recorded asset impairment charges totaling $28 million, $10 million and $12 million, respectively. These charges, primarily related to the write-down of property, plant and equipment, were recorded as $38 million in cost of sales, $11 million in other income-net and $1 million in amortization of intangible assets. Of these charges, $49 million was a result of the reduction of volume, consolidation of production and outsourcing at certain facilities.

10.	Inventories

	Successor	Predecessor

	As of December 31,

	2003	2002

	(Dollars in millions)
Finished products and work in process	$385	$368
Raw materials and supplies	250	240

	$635	$608

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

11.	Property, Plant and Equipment

	Successor	Predecessor

	As of December 31,

	2003	2002

	(Dollars in millions)
Property, plant and equipment
Land and improvements	$261	$84
Buildings	561	1,221
Machinery and equipment	2,055	4,976

	2,877	6,281
Accumulated depreciation
Land and improvements	(2)	(1)
Buildings	(59)	(560)
Machinery and equipment	(317)	(3,162)

	(378)	(3,723)

Total property, plant and equipment — net	$2,499	$2,558

12.	Goodwill and Other Intangible Assets

Goodwill

      In connection with the Acquisition, the goodwill of the Successor as of December 31, 2003, is as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components
	Segment	Segment	Segment	Total

	(Dollars in millions)
Goodwill acquired February 28, 2003	$1,000	$970	$530	$2,500
Purchase price adjustments	1	1	1	3

Balance as of December 31, 2003	$1,001	$971	$531	$2,503

      As of December 31, 2002, the carrying amount of the Predecessor’s goodwill was $2,411 million, net of accumulated amortization of $235 million.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

      The following table reflects intangible assets of the Successor as of December 31, 2003, and related amortization information:

			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period

	(Dollars in millions)
Intangible assets subject to amortization
Capitalized software	$34	$(10)	2.6 years
Customer relationships	451	(19)	20.0 years
Developed technology	79	(8)	8.0 years

Total	$564	$(37)	17.2 years

Intangible assets not subject to amortization
Trademarks	$292

Total	$856

Aggregate Amortization Expense
For the ten months ended December 31, 2003	$37
Amortization of capitalized software is included in cost of sales and administrative and selling expenses
Estimated Amortization Expense
For the year ended December 31, 2004	$46
For the year ended December 31, 2005	$41
For the year ended December 31, 2006	$35
For the year ended December 31, 2007	$33
For the year ended December 31, 2008	$33

      As of December 31, 2002, the carrying amount of the Predecessor’s capitalized software and patents, licenses and other intangibles was $118 million and $49 million, net of $67 million and $123 million accumulated amortization, respectively.

13.	Other (Income) Expense — Net

	Successor	Predecessor

	Ten Months	Two Months	Years Ended
	Ended	Ended	December 31,
	December 31,	February 28,
	2003	2003	2002	2001

	(Dollars in millions)
Minority interest	$11	$4	$21	$20
Net gain on sales of assets	—	—	(12)	(18)
Asset impairments	—	1	9	11
Pending and threatened litigation	—	—	—	29
Earnings of affiliates	(8)	(1)	(6)	(9)
Foreign currency exchange	(41)	4	7	1
Miscellaneous other income	(18)	(4)	(25)	(36)

	$(56)	$4	$(6)	$(2)

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

14.	Operating Segments

      The Company is a U.S.-based international business providing advanced technology products and services for the automotive markets. The Company reports in three operating segments: Chassis Systems, Occupant Safety Systems and Automotive Components. The reporting of the automotive business as three segments is consistent with the manner in which the Company is managed and by which resources are allocated by the chief operating decision maker.

      The principal customers for the Company’s automotive products are the North and South American, European and Asian vehicle manufacturers.

      The Company designs, manufactures and sells a broad range of steering, suspension and braking products, seat belts, airbags, steering wheels, safety electronics, engine valves, engineered fastening body control systems and other components and systems for passenger cars, light trucks and commercial vehicles. A description of the products and services provided by each of the operating segments follows.

Chassis Systems — Active safety systems and other systems and components in the area of foundation brakes, ABS and other brake control (including electronic vehicle stability control) and steering gears and systems;

Occupant Safety Systems — Passive safety systems and components in the areas of air bags, seat belts and crash sensors and other safety and security electronics; and

Automotive Components — Engine valves, engineered fasteners and plastic components and body controls.

      The accounting policies of the operating segments were the same as those described in the “Summary of Significant Accounting Policies” note to consolidated and combined financial statements (Note 4). The Company evaluated operating performance based on segment profit before taxes and segment assets.

      The following income and expense items are not included in segment profit before taxes:

•	Corporate expense and other, which primarily represents costs associated with corporate staff and related expenses, including certain litigation. Corporate expense includes an allocation of TRW and Northrop’s cost to reflect the services provided to the Predecessor or benefits received by the Predecessor.

•	Financing cost, which represents debt-related interest, including interest allocated from TRW and Northrop and losses on the sales of receivables.

•	Net employee benefits income, which includes pension income related to retirees and terminated vested individuals acquired as part of the Lucas Varity acquisition, net of interest related to other post-retirement employee benefits.

•	Amortization of goodwill.

      Segment assets are shown net of segment current operating liabilities other than taxes. In addition, segment assets exclude prepaid pension cost for corporate and divested operations, goodwill, unrealized gains or losses on securities of affiliate investments accounted for using the cost method, deferred income tax assets and corporate assets.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      Financial data for the operating segments for the ten months ended December 31, 2003, the two months ended February 28, 2003, and for each of the years ended December 31, 2002, and 2001 are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components	Total

	(Dollars in millions)
Ten Months ended December 31, 2003
Sales to external customers	$5,424	$2,751	$1,260	$9,435
Intersegment sales	1	8	39	48
Segment profit before taxes	129	216	90	435
Unusual items — included in segment profit before taxes	(26)	(1)	(2)	(29)
Segment assets	1,391	786	780	2,957
Depreciation and amortization	201	129	77	407
Capital expenditures including other intangibles	206	65	76	347
Two Months ended February 28, 2003
Sales to external customers	$1,110	$555	$251	$1,916
Intersegment sales	—	1	7	8
Segment profit before taxes	46	53	26	125
Unusual items — included in segment profit before taxes	(2)	(1)	—	(3)
Depreciation and amortization	47	22	10	79
Capital expenditures including other intangibles	30	27	9	66
Year ended December 31, 2002
Sales to external customers	$6,078	$3,143	$1,409	$10,630
Intersegment sales	2	4	42	48
Segment profit before taxes	256	224	148	628
Unusual items — income (expense) included in segment profit before taxes	(26)	(47)	2	(71)
Segment assets	1,993	625	595	3,213
Depreciation and amortization	261	154	66	481
Capital expenditures including other intangibles	269	95	57	421
Year ended December 31, 2001
Sales to external customers	$5,617	$2,997	$1,477	$10,091
Intersegment sales	23	3	34	60
Segment profit before taxes	228	110	40	378
Unusual items — included in segment profit before taxes	(110)	(57)	(84)	(251)
Segment assets	1,876	682	534	3,092
Depreciation and amortization	234	150	70	454
Capital expenditures including other intangibles	280	120	60	460

      The Company accounts for intersegment sales or transfers at current market prices.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      Sales to the Company’s four largest customers (including sales within the vehicle manufacturer’s group) are as follows:

			General		Aggregate
	Ford Motor	DaimlerChrysler	Motors	Volkswagen	Percent of
	Company	AG	Corporation	AG	Total Sales

	(Dollars in millions)
Ten months ended December 31, 2003	$1,736	$1,538	$1,252	$1,446	63%
Two months ended February 28, 2003	$347	$312	$247	$252	60%
Year ended December 31, 2002	$2,123	$1,939	$1,487	$1,397	65%
Year ended December 31, 2001	$1,865	$1,678	$1,325	$1,335	61%

      Reconciliations of the items reported for the operating segments to the applicable amounts reported in the combined financial statements as of and for the ten months ended December 31, 2003, the two months ended February 28, 2003 and for each of the years ended December 31, 2002 and 2001 are as follows:

	Successor	Predecessor

	Ten Months	Two Months	Years Ended
	Ended	Ended	December 31,
	December 31,	February 28,
	2003	2003	2002	2001

	(Dollars in millions)
Segment profit before taxes	$435	$125	$628	$378
Corporate expense and other	(75)	(44)	(186)	(183)
Financing cost	(349)	(47)	(319)	(369)
Net employee benefits income (expense)	(14)	16	179	171
Goodwill amortization	—	—	—	(63)

Earnings (losses) from continuing operations before income taxes	$(3)	$50	$302	$(66)

	Successor	Predecessor

	At December 31,

	2003	2002

	(Dollars in millions)
Segment assets	$2,957	$3,213
Segment current operating liabilities	2,721	2,190
Current deferred income taxes	120	144
Prepaid pension cost	143	2,593
Goodwill	2,503	2,411
All other	1,463	397

Total assets	$9,907	$10,948

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      Information concerning principal geographic areas is as follows:

	United		United
	States	Germany	Kingdom	All Other	Total

	Dollars in millions)
Sales to external customers
Ten months ended December 31, 2003	$3,382	$1,646	$603	$3,804	$9,435
Two months ended February 28, 2003	$743	$334	$115	$724	$1,916
Year ended December 31, 2002	$4,454	$1,666	$604	$3,906	$10,630
Year ended December 31, 2001	$4,344	$1,723	$729	$3,295	$10,091
Property, plant and equipment-net
At December 31, 2003	$729	$536	$273	$961	$2,499
At December 31, 2002	$858	$524	$285	$891	$2,558
At December 31, 2001	$998	$413	$303	$861	$2,575

      Sales are attributable to geographic areas based on the location of the assets generating the sales. Inter-area sales are not significant to the total sales of any geographic area.

15.	Accounts Receivable Securitization

      At December 31, 2003, the Receivables Facility provided up to $600 million in funding. On January 8, 2004, the Company completed an amendment to the Receivables Facility, which reduced the amount of committed funding thereunder from $600 million to $400 million and caused certain of its subsidiaries to enter into new receivables financing programs in Europe. See Note 3. On February 28, 2003, certain subsidiaries of the Company (“the Sellers”) signed a Receivables Purchase Agreement and began selling trade accounts receivable (the “Receivables”) originated by them and certain of their subsidiaries as sellers in the United States through the Receivables Facility. Receivables are sold to TRW Automotive Receivables LLC (the “Transferor”) at a discount. The Transferor is a bankruptcy remote special purpose limited liability company that is a wholly owned subsidiary of the Company. The Transferor’s purchase of Receivables is financed through a transfer agreement with TRW Automotive Global Receivables LLC (“Borrower”). Under the terms of the Transfer Agreement, the Borrower purchases all Receivables sold to the Transferor. The Borrower is a bankruptcy remote qualifying special purpose limited liability company that is wholly owned by the Transferor and is not consolidated when certain requirements are met as further described in Note 4.

      Generally, multi-seller commercial paper conduits supported by committed liquidity facilities are available to provide cash funding for the Borrowers’ purchase of Receivables through secured loans/tranches to the extent desired and permitted under the receivables loan agreement. A note is issued for the difference between Receivables purchased and cash borrowed through the facility. The Sellers act as servicing agents per the servicing agreement and continue to service the transferred receivables for which they receive a monthly servicing fee at a rate of 1% per annum. The usage fee under the Receivables Facility is 1.50%. In addition, the Company is required to pay a fee of 0.50% on the unused portion of the Receivables Facility. These rates are per annum and payments of these fees are made to the Lenders monthly.

      Availability of funding under the Receivables Facility depends primarily upon the outstanding trade accounts receivable balance for the week as of Friday of the previous week. This balance is reported no later than the third business day of the subsequent week to the lenders. Availability is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on the terms of this facility and the criteria described above, approximately $212 million of the Company’s total reported accounts receivable balance interest in securitized receivables balance as of December 31, 2003 was

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

considered eligible for borrowings under this facility, of which approximately $162 million would have been available for funding. At the date of initial funding, the Company securitized $150 million in receivables. In addition, during the ten months ended December 31, 2003, the Company securitized $70 million in receivables. As these amounts were collected from customers and no amounts were securitized at December 31, 2003, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of the borrower’s assets and, therefore, the financial statements of the borrower were included in our consolidated financial statements as of December 31, 2003.

      Prior to the Merger, TRW had a $350 million accounts receivable securitization agreement, later reduced to $325 million, with a financial institution and several financial conduits. TRW established a wholly-owned, fully-consolidated, bankruptcy-remote, special purpose subsidiary, TRW Receivables Inc., which is included in the combined historical financial statements of the Predecessor, for the purpose of purchasing accounts receivable of TRW and the Predecessor, including receivables purchased by TRW from certain of its and the Predecessor’s subsidiaries, and selling an undivided interest in the receivables to the financial conduits. The agreement provided that collection of receivables were to be reinvested in new accounts receivable. In accordance with the agreement, TRW serviced and collected the receivables on behalf of the financial conduits. The conduits and the special purpose subsidiary had no recourse to other assets of the Predecessor or of TRW for failure of debtors to pay when due. Net cash flows paid to special purpose subsidiary for the year ended December 31, 2002 were $327 million. This accounts receivable securitization program was terminated in December 2002.

      The company does not own any variable interests in the multi-seller conduits, as that term is defined in FIN 46R, “Consolidation of Variable Interest Entities.”

16.	Financial Instruments

	Successor		Predecessor

	As of December 31,

	2003		2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(Dollars in millions)
Cash and cash equivalents	$ 828	$ 828	$188	$188
Marketable Securities	$ 16	$ 16	$26	$26
Short-term debt	$ 76	$ 76	$327	$327
Floating rate long-term debt	$1,480	$1,480	$3	$3
Fixed rate long-term debt	$2,252	$2,524	$316	$234
Foreign currency forward contracts — (liability) asset	$ (8)	$ (8)	$6	$6

      The fair value of long-term debt was determined from quoted market prices for publicly traded debt and was estimated using a discounted cash flow analysis based on the Company’s then-current borrowing rates for similar types of borrowing arrangements for long-term debt without a quoted market price. The fair value of foreign currency forward contracts were estimated using a discounted cash flow analysis based on quoted market prices of offsetting contracts.

      Foreign currency forward contracts. The Company manufactures and sells its products in countries throughout the world. As a result, it is exposed to fluctuations in foreign currency exchange rates. The Company enters into forward contracts and, to a lesser extent, purchases currency options to hedge portions of its foreign currency denominated forecasted revenues, purchases and the subsequent cash flows after maximizing natural offsets within the consolidated group. The critical terms of the hedges are the same as the underlying forecasted transactions, and the hedges are considered to be effective to offset the changes in fair

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

value of cash flows from the hedged transactions. Gains or losses on these instruments, which mature at various dates through December 2005, are generally recorded in other comprehensive earnings (losses) until the underlying transaction is recognized in net earnings. The earnings impact is reported either in sales, cost of sales, or other income-net, to match the underlying transaction.

      The amount of gains and losses reclassified into net earnings in 2003 as a result of the discontinuance of cash flow hedges was immaterial.

      In addition, the Company enters into certain foreign currency forward contracts that are not treated as hedges under SFAS 133 to hedge recognized foreign currency transactions. Gains and losses on these contracts are recorded in net earnings and are substantially offset by the effect of the revaluation of the underlying foreign currency denominated transaction.

      The Predecessor placed foreign exchange contracts either through TRW, or directly with a number of major financial institutions to minimize credit risk. No collateral was held in relation to the contracts, and the Company anticipated that these financial institutions would satisfy their obligations under the contracts.

      The following table represents the movement of amounts reported in other comprehensive earnings (losses) from deferred cash flow hedges, net of tax for the ten months ended December 31, 2003 and the year ended December 31, 2002.

	Successor	Predecessor

	2003	2002

	(Dollars in millions)
Balance at beginning of period	$—	$1
Net change in derivative fair value and other movements during the year	(4)	—
Net Amounts reclassified to statement of operations during the year	(2)	(1)

Other comprehensive losses	$(6)	$—

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

17.	Income Taxes

      Under the liability method, deferred tax assets and liabilities are determined on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

	Successor	Predecessor

	Ten Months	Two Months	Years Ended
	Ended	Ended	December 31,
	December 31,	February 28,
	2003	2003	2002	2001

	(Dollars in millions)
The components of earnings (losses) before income taxes are as follows:
U.S.	$(92)	$(1)	$(120)	$(447)
Non-U.S.	89	51	422	381

	$(3)	$50	$302	$(66)

Significant components of the provision for income taxes are as follows:
Current
U.S. Federal	$5	$1	$(214)	$(118)
Non U.S.	98	19	81	56
U.S. state and local	2	5	1	(7)

	105	25	(132)	(69)
Deferred
U.S. federal	—	(3)	259	17
Non-U.S.	(7)	(3)	10	23
U.S. state and local	—	—	1	(1)

	(7)	(6)	270	39

	$98	$19	$138	$(30)

The reconciliation of income taxes calculated at the U.S. Federal statutory income tax rate of 35% to income tax expenses is:
Income taxes at U.S. statutory rate	$(1)	$18	$105	$(24)
U.S. state and local income taxes net of U.S. federal tax benefit	1	3	—	(5)
Non-U.S. tax rate variances net of foreign tax credits	37	—	32	35
Non-U.S. government grants	(18)	(3)	(11)	(9)
Valuation allowance	48	—	—	—
Purchased IPR&D	29	—	—	—
Prior years’ adjustments	—	—	(6)	—
Foreign tax refund	—	—	—	(13)
Reversal of purchase accounting reserves for non-deductible expenses	—	—	—	(19)
Non deductible expenses	5	—	4	2
Other	(3)	1	14	3

	$98	$19	$138	$(30)

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      On February 28, 2003, the Acquisition required the Company to record certain purchase accounting adjustments, which accordingly required the Company to record certain deferred taxes. Included in purchase accounting adjustments is a write-off of purchased in-process research and development. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-7, “Accounting for Deferred Taxes on In-Process Research and Development Activities Acquired in a Purchase Business Combination”, no tax benefit was recorded on the write-off of purchased in-process research and development. For the ten months ended December 31, 2003, the Company recorded income tax expense of $98 million on pretax net earnings, excluding the charge for purchased in-process research and development.

	Successor	Predecessor

	December 31

The components of deferred income tax assets and liabilities are shown below:	2003	2002

	(Dollars in millions)
Deferred tax assets
Pensions and post-retirement benefits other than pensions	$639	$622
State and local taxes	—	8
Inventory	29	22
Reserves and accruals	204	139
Net operating loss and credit carry forwards	335	57
Other	9	123

Total deferred tax assets	1,216	971
Valuation allowance for deferred tax assets	(237)	(57)

Net deferred tax assets	979	914
Deferred tax liabilities
Pensions and post-retirement benefits other than pensions	(135)	(1,308)
Fixed assets and intangibles	(336)	(146)
Undistributed earnings of foreign subsidiaries	(189)	—
Seller Note	(88)	—
Foreign currency exchange	(55)	(14)
Other	(149)	(33)

Total deferred tax liabilities	(952)	(1,501)

Net deferred taxes	27	(587)

      At December 31, 2003 and 2002, the Company had deferred tax assets of approximately $335 million and $57 million, respectively, from net operating loss and credit carryforwards. The deferred tax asset at December 31, 2003 includes the tax benefits from a $28 million net operating loss in the United States, which expires in 2023 with a full valuation allowance. At December 31, 2003 and 2002, the Company also had deferred tax assets of approximately $307 and $57 million, respectively, for additional foreign net operating loss and credits carryforwards, approximately $264 million of which can be carried forward indefinitely with the remainder expiring between 2004 and 2018.

      As of March 1, 2003, deferred tax assets of $224 million for net operating loss carryforwards were acquired with the purchase of the automotive business. A valuation allowance was recorded on $183 million of these purchased deferred tax assets and, to the extent such benefits are ever realized, such benefits will be recorded as a reduction of goodwill.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      The provision includes the estimated U.S. federal income tax effects of earnings of subsidiaries expected to be distributed to the Company. Deferred income taxes have not been provided on $158 million of undistributed earnings of certain foreign subsidiaries as such amounts are considered to be permanently reinvested. It is not practical to estimate the additional income taxes and applicable withholding tax that would be payable on the remittance of such undistributed earnings.

      SFAS 109, “Accounting for Income Taxes” requires that deferred tax assets be reduced by a valuation allowance, if based on available evidence, it is more likely than not that some portion or all of the recorded tax assets will not be realized in the future periods. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include: net operating loss carryback availability, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Management believes it is more likely than not that the U.S. deferred tax asset may not be realized in the future. Accordingly, the Company recorded a full valuation allowance against the US deferred tax asset. In addition, the Company also evaluated the potential realization of deferred tax benefits for foreign locations on a jurisdiction by jurisdiction basis. Where the Company determined that the probability of realizing the tax asset was not likely, a valuation allowance was established against such deferred tax asset.

18.	Pension Plans

      During the two months ended February 28, 2003 and each of the two years ended December 31, 2002, and 2001, substantially all Company-designated employees participated in TRW’s defined benefit plans or retirement/ termination indemnity plans and following the Acquisition substantially all employees of the Company and its subsidiaries participate in the Company’s defined benefit plans or retirement/termination indemnity plans. The financial statements reflect the pension assets and liabilities related to the active and retired Company-designated employees in the Company’s plans or in TRW’s plans based upon a measurement date of October 31, 2003 for the Successor and December 31, 2002 for the Predecessor.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the ten months ended December 31, 2003 and the year ended December 31, 2002, and a statement of the funded status as of December 31, 2003 and 2002:

	Successor		Predecessor

	2003		2002

	U.S.	Non-U.S.	U.S.	Non-U.S.

	(Dollars in millions)
Change in benefit obligations:
Benefit obligations at beginning of period	$1,094	$4,178	$823	$3,554
Service cost	27	39	25	54
Interest cost	55	197	60	226
Amendments	—	3	—	—
Actuarial (gains) losses	(16)	256	90	369
Foreign currency exchange rate changes	—	603	—	353
Special termination benefits	—	—	9	—
Curtailment	—	—	1	—
Divestiture	—	(10)	—	—
Stand-alone allocation adjustment	—	—	(6)	—
Benefits paid	(46)	(190)	(86)	(255)

Benefit obligations at the measurement date	1,114	5,076	916	4,301

Change in plan assets:
Fair value of plan assets at beginning of period	605	3,898	736	4,512
Actual return on plan assets	121	657	(36)	(648)
Foreign currency exchange rate changes	—	575	—	420
Stand-alone allocation adjustment	—	—	40	96
Divestiture	—	(6)	—	—
Company contributions	4	19	5	20
Plan participant contributions	—	6	—	5
Benefits paid	(46)	(190)	(86)	(255)

Fair value of plan assets at the measurement date	684	4,959	659	4,150

Funded status of the plan	(430)	(117)	(257)	(151)
Company contributions and benefit payments made between measurement date and disclosure date	—	6	—	—
Unrecognized actuarial (gain) loss	(97)	(169)	308	2,945
Unrecognized prior service cost	—	3	—	13
Unrecognized net transition asset	—	—	—	(4)

Total recognized	$(527)	$(277)	$51	$2,803

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      The following table provides the amounts recognized in the Consolidated and Combined Balance Sheets as of December 31, 2003 and 2002:

	Successor		Predecessor

	2003		2002

	U.S.	Non-U.S.	U.S.	Non-U.S.

	(Dollars in millions)
Prepaid benefit cost	$2	$118	$20	$3,028
Accrued benefit liability	(529)	(397)	(24)	(228)
Additional minimum liability	—	—	(160)	(45)
Intangible asset and other	—	2	1	4
Accumulated other comprehensive loss	—	—	214	44

Total recognized	$(527)	$(277)	$51	$2,803

      The total accumulated benefit obligation of all plans as of the October 31, 2003 measurement date is $5,866 million ($1,018 million for U.S. plans and $4,848 million for non-U.S. plans). The total accumulated benefit obligation of all plans as of December 31, 2002 was $4,933 million ($823 million for U.S. plans and $4,110 million for non-U.S. plans).

      Information for pension plans with an accumulated benefits obligation in excess of plan assets is as follows:

	Successor		Predecessor

	Years Ended December 31,

	2003		2002

	U.S.	Non-U.S.	U.S.	Non-U.S.

	(Dollars in millions)
Projected benefits obligation	$1,064	$567	$868	$446
Accumulated benefits obligation	$969	$515	$775	$407
Fair value of assets	$624	$170	$604	$139

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      The following table provides the components of net pension (income) cost from continuing operations for the plans for the ten months ended December 31, 2003, the two months ended February 28, 2003, and for the years ended December 31, 2002 and 2001:

	Successor		Predecessor

					Years Ended December 31,
	Ten Months		Two Months
	Ended		Ended
	December 31, 2003		February 28, 2003		2002		2001

	U.S.	Non- U.S.	U.S.	Non- U.S.	U.S.	Non- U.S.	U.S.	Non- U.S.

	(Dollars in millions)
Defined benefit plans
Service cost	$27	$39	$5	$7	$25	$54	$26	$37
Interest cost on projected benefit obligations	55	197	10	37	60	226	59	207
Expected return on plan assets	(41)	(253)	(13)	(80)	(81)	(521)	(80)	(461)
Miscellaneous expense (income)	—	—	—	—	5	—	(1)	—
Amortization of recognized loss	—	—	1	10	—	6	(2)	—
Amortization of prior service cost	—	—	—	—	2	3	4	3
Amortization of transition asset	—	—	—	—	—	(1)	—	(1)

Defined benefit plans	41	(17)	3	(26)	11	(233)	6	(215)
Defined contribution plans	14	11	3	1	1	1	1	1
Employee stock ownership and savings plan	—	—	—	—	15	—	15	—

Total pension (income) cost	$55	$(6)	$6	$(25)	$27	$(232)	$22	$(214)

      The assumptions used in the measurement of the benefit obligations for the active and retired Company-designated employees are shown in the following table:

	Successor		Predecessor

	October 31, 2003		December 31, 2002

	U.S.	Non- U.S.	U.S.	Non- U.S.

Discount rate	6.25%	2.50 - 8.50%	6.50%	3.00 - 6.50%
Expected long-term return on plan assets	8.50%	3.00 - 9.00%	9.00%	4.00 - 8.75%
Rate of increase in compensation levels	4.00%	1.50 - 8.00%	4.00%	2.00 - 4.00%

      The assumptions used to determine net periodic benefit cost are shown in the following table:

	Successor		Predecessor

					Years Ended December 31,

	Ten Months Ended		Two Months Ended
	December 31, 2003		February 28, 2003		2002		2001

	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	6.25%	3.00 - 6.50%	6.50%	3.00 - 6.50%	7.25%	3.00 - 6.50%	7.50%	3.00 - 7.00%
Expected long-term return on plan assets	8.50%	4.00 - 8.00%	9.00%	4.00 - 8.75%	9.50%	4.00 - 8.75%	9.50%	4.00 - 8.75%
Rate of compensation increase	4.00%	2.00 - 4.00%	4.00%	2.00 - 4.00%	3.50 - 5.00%	2.00 - 4.00%	3.50 - 5.00%	2.00 - 4.50%

      To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.50% long-term rate of return on asset assumptions for the U.S. plans.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      Plan Assets. The Company’s U.S. pension plan weighted-average asset allocations at December 31, 2003 by asset category are as follows. The December 31, 2002 percent reflects the assets of the total Predecessor Master Trust.

	Successor	Predecessor

	At December 31,

	2003	2002

Asset Category
Equity securities	70%	62%
Debt securities	28%	26%
Real estate	0%	10%
Other	2%	2%

Total	100%	100%

      The asset allocation policy of the U.S. plan is as follows:

	Minimum	Target	Maximum

Asset Class
U.S. Equity	45%	50%	55%
Non-U.S. Equity	16%	20%	24%
U.S. Fixed Income	25%	30%	35%

      The goals and investment objectives of the asset strategy are to ensure that there is an adequate level of assets to meet benefit obligations to participants and retirees over the life of the plans and maintain liquidity in the plan’s assets sufficient to cover current benefit obligations. Risk is managed by investing in a broad range of asset classes and within those asset classes, a broad range of individual securities.

      Contributions. The Company expects to contribute approximately $60 - $70 million to U.S. pension plans (subject to possible legislative changes) and approximately $26 million to non-U.S. pension plans in 2004.

      The Company also sponsors qualified defined contribution pension plans covering employees at certain operations and an unfunded non-qualified defined contribution plan for a select group of highly compensated employees. These plans allow participants to defer compensation, and generally provide employer matching contributions.

19.	Post-Retirement Benefits Other Than Pensions

      The Successor assumed sponsorship of all welfare benefit plans previously maintained by TRW for TRW Automotive participants.

      During the Predecessor periods, TRW provided health care and life insurance benefits for a majority of Company-designated retired employees in the United States and Canada. The health care plans provide for cost sharing, in the form of retiree contributions, deductibles and coinsurance, between TRW and its retirees. Approximately 70% of the active plan participants in the Company’s post-retirement health care plans are subject to provisions which limit the Company’s contribution toward the plan’s cost. Approximately 80% of inactive plan participants are covered by benefits with no inflationary cap, accounting for a substantial majority of existing post-retirement health care benefit liabilities. Life insurance benefits are generally noncontributory. The Company’s policy is to fund the cost of post — retirement health care and life insurance benefits as those benefits become payable. Retirees in certain other countries are provided similar benefits by plans sponsored by their governments.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the ten month period ended December 31, 2003 and the one-year period ended December 31, 2002, and a statement of the funded status as of December 31, 2002 and 2003 for the active and retired Company-designated employees based upon a measurement date of October 31, 2003 for the Successor and December 31, 2002 for the Predecessor:

	Successor	Predecessor

	2003	2002

	(Dollars in millions)
Benefits obligations at beginning of period	$991	$850
Service cost	8	10
Interest cost	50	59
Actuarial loss	27	114
Foreign currency exchange rate changes	19	3
Plan participant contributions	3	4
Benefits paid	(47)	(62)

Benefit obligations at the measurement date	1,051	978

Fair value of plan assets at beginning of period	—	—
Company contributions	44	58
Plan participant contributions	3	4
Benefits paid	(47)	(62)

Fair value of plan assets at measurement date	—	—

Funded status of the plan	(1,051)	(978)
Company contributions and benefit payments made between measurement date and disclosure date	11	—
Unrecognized actuarial loss	27	172
Unrecognized prior service cost	—	(3)

Total accrued benefit cost recognized	$(1,013)	$(809)

      The following table provides the components of net post-retirement benefit cost for the plans for the ten months ended December 31, 2003, the two months ended February 28, 2003, and the years ended December 31, 2002 and 2001:

	Successor	Predecessor

	Ten Months	Two Months	Years Ended
	Ended	Ended	December 31,
	December 31,	February 28,
	2003	2003	2002	2001

	(Dollars in millions)
Service cost	$8	$2	$10	$10
Interest cost	50	10	59	56
Amortization of recognized income	—	1	—	—

Net post-retirement benefit cost	$58	$13	$69	$66

      The assumptions used in the measurement of the benefit obligations are shown in the following table:

	Successor	Predecessor

	October 31,	December 31,
	2003	2002

Discount rate	5.50 - 6.25%	5.50 - 6.50%

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      The assumptions used to determine net periodic benefit costs are shown in the following table:

	Successor	Predecessor

	Ten Months	Two Months
	Ended	Ended	Years Ended December 31,
	December 31,	February 28,
	2003	2003	2002	2001

Discount rate	5.50 - 6.50%	5.50 - 6.50%	5.75 - 7.25%	5.75 - 7.50%

      The assumed healthcare cost trend rates are shown in the following table:

	Successor	Predecessor

	October 31,	December 31,
	2003	2002

Initial rate at end of year	8.00 - 10.00%	5.25 - 10.00%
Ultimate rate	2.25 - 5.00%	2.25 - 5.25%
Year in which ultimate rate is reached	2010	2010

      The Company expects to contribute approximately $75 million on a pay-as-you-go basis in 2004.

      A one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One Percentage
	Point

	Increase	Decrease

	(Dollars in millions)
Effect on total of service and interest cost components	$2	$(2)
Effect on post-retirement benefit obligations	$20	$(21)

      On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPD Act”). The MPD Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company sponsors retiree welfare programs and the Company expects that this legislation will eventually reduce the Company’s costs for some of these programs. At this point, the Company’s investigation into its response to the legislation is preliminary, as we await guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured.

      Because of the various uncertainties related to the Company’s response to this legislation and the appropriate accounting for this event, the Company has elected to defer financial recognition of this legislation until the Financial Accounting Standards Board issues final accounting guidance. As such, measures of the accumulated post-retirement benefits obligation and net periodic post-retirement benefits cost included in these financial statements do not reflect the effects of the MPD Act. When issued, that final guidance could require the Company to change previously reported information. This deferral election is permitted under FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

20.	Debt and Credit Agreements

      Total outstanding debt of the Company at December 31, 2003 and the Predecessor at December 31, 2002 consisted of the following:

	Successor	Predecessor

	December 31, 2003	December 31, 2002

	(Dollars in millions)
Short-term debt	$76	$327

Long-term debt
Senior Notes	$1,178	$—
Senior Subordinated Notes	458	—
Term Loan A facility	210	—
Term Loan C facility	1,270	—
Revolving credit facility	—	—
7.25% Series A Revenue Bonds due 2004	6	6
10.875% Lucas Industries Limited debentures due 2020	189	265
Seller Note	382	—
Capitalized leases	19	32
Other borrowings	20	16

Total long-term debt	3,732	319
Less current portion	24	17

	3,708	302
Debt allocated from TRW	—	3,279

Total long-term debt	$3,708	$3,581

      In connection with the Acquisition, TRW Automotive Inc. issued Senior Notes and Senior Subordinated Notes in a private offering and entered into new Senior Secured Credit Facilities. In addition, TRW Automotive Inc. assumed certain debt instruments existing at the Acquisition including 10.875% debentures previously issued by Lucas Industries Limited (formerly known as Lucas Industries plc) due 2020 at face amount of $149 million and a fair value at Acquisition of $167 million, and certain other borrowings, including accrued interest, totaling approximately $60 million.

      The Senior Notes consist of $925 million, 9 3/8% Senior Notes and €200 million, 10 1/8% Senior Notes, both due February 15, 2013. The Senior Subordinated Notes consist of $300 million, 11% Senior Subordinated Notes and €125 million, 11 3/4% Senior Subordinated Notes, both due February 15, 2013. Interest is payable semi-annually on February 15 and August 15. The Senior Notes are unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are guaranteed on a senior subordinated unsecured basis, in each case by substantially all existing and future wholly owned domestic subsidiaries and by TRW Automotive Finance (Luxembourg), S.à.r.l. (“TRW Luxembourg”), a restricted Luxembourg subsidiary.

      In connection with the private offering of the Senior Notes and Senior Subordinated Notes, TRW Automotive Inc. agreed to consummate exchange offers to exchange these notes for notes registered under the Securities Act of 1933. Accordingly, TRW Automotive Inc. filed a registration statement on Form S-4 with the SEC. The registration statement, as amended, was declared effective by the SEC on November 5, 2003 and TRW Automotive Inc. commenced the exchange offers on such date. The exchange offers expired at midnight on December 4, 2003.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      The Senior Secured Credit Facilities consist of a secured revolving credit facility and various senior secured term loan facilities. The revolving credit facility, through a syndication of lenders, provides for borrowings up to $500 million including the availability of letters of credit, a portion of which is available in various foreign currencies and bears interest at a rate equal to an applicable margin plus, at TRW Automotive Inc.’s option, either (a) a base rate determined by reference to the higher of 1) the prime rate or 2) the federal funds rate plus 0.5% or (b) LIBOR or a eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing, each as adjusted for an applicable margin ranging from 1 1/4% to 4 1/4% depending on the type of borrowing and the leverage ratio of TRW Automotive, as defined in the agreement. Interest is generally due quarterly in arrears, and is also due upon the expiration of any particular loan. TRW Automotive is required to pay a commitment fee in respect of the undrawn portion of the revolving commitments at a rate equal to 0.5% per annum (which may be reduced or increased under certain circumstances), and customary letter of credit fees. As of December 31, 2003, TRW Automotive Inc. had approximately $44 million in outstanding letters of credit, none of which had been drawn against.

      The term loans generally bear interest at the same rates as the revolving credit facility. The Senior Secured Credit Facilities are unconditionally guaranteed on a senior secured basis by the Company and, subject to certain exceptions, each existing and future domestic subsidiary of the Company (other than the Company’s receivables subsidiaries), including Intermediate, and guaranteed by TRW Luxembourg. In addition, all obligations under the Senior Secured Credit Facilities and the guarantees of those obligations are secured by substantially all the assets of the Company, TRW Automotive Inc. and each U.S. guarantor, subject to certain exceptions. The obligations of the foreign subsidiary borrowers under the Senior Secured Credit Facilities, and foreign guarantees of such obligations are subject to certain exceptions and only to the extent permitted by applicable legal and contractual provisions and to the extent that it does not result in adverse tax consequences, secured by substantially all of the assets of the foreign subsidiary borrowers and foreign subsidiary guarantors.

      The tranche A term loan was issued in the face amount of $410 million while tranche B term loans were issued in a face amounts of $1,030 million and approximately €65 million.

      On July 22, 2003, TRW Automotive Inc. refinanced $200 million of the borrowings under its tranche A term loan facility and all of the borrowings under its tranche B term loan facilities with approximately $1,150 million and €95 million in the form of new tranche C term loan facilities under its Senior Secured Credit Facility. At December 31, 2003, the term loan A bears interest at 4.69% and the term C loans bear interest at 4.13% and 5.11% per annum, respectively. The net proceeds from these borrowings, together with approximately $46.2 million of available cash on hand, were used to refinance all of the outstanding tranche B loans and $200 million of the tranche A term loan previously borrowed under this facility.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      The term loans amortize each year generally in equal quarterly amounts (or in the case of the period after December 31, 2009 with respect to tranche C term loan facilities, in quarterly amounts until the maturity date) in the following approximate principal amounts (in millions) for each year set forth below:

		Term Loan C	Term Loan C
		Dollar	Euro
	Term Loan A	Denominated	Denominated
Years Ending December 31,	Facility	Facility	Facility

2004	$—	$9	€1
2005	—	11	1
2006	—	11	1
2007	84	12	1
2008	100	12	1
2009	26	12	1
Thereafter	—	1,083	89

Total	$210	$1,150	€95

      The Senior Secured Credit Facilities and Senior Notes and Senior Subordinated Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of TRW Automotive Inc. and its subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the Senior Notes and Senior Subordinated Notes), pay certain dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing TRW Automotive Inc.’s indebtedness, including the Senior Notes and Senior Subordinated Notes and the Receivables Facility, and change the business conducted by TRW Automotive Inc. and its subsidiaries. In addition, the Senior Secured Credit Facilities contain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio, and a maximum capital expenditures limitation and require certain prepayments from excess cash flows, as defined and in connection with certain asset sales and the incurrence of debt not permitted under the Senior Secured Credit Facilities. As of December 31, 2003, TRW Automotive Inc. was in compliance with all of its financial covenants.

      The $600 million face amount subordinated 8% pay-in-kind Seller Note, issued by Intermediate in connection with the Acquisition, is due in 2018. The Seller Note was recorded at its estimated fair value of $348 million (a discount of $252 million) at the Acquisition date. The combination of the stated rate on the note and amortization of the debt discount yield a 12% effective rate on the Seller Note.

      The Company has borrowings under uncommitted credit agreements in many of the countries in which it operates. These borrowings are primarily in the local foreign currency of the country or region where the Company’s operations are located. The borrowings are from various domestic and international banks at quoted market interest rates. Under the Master Purchase Agreement, as amended, the Company was required to use its reasonable best efforts to cause itself or its affiliates to be substituted for TRW in automotive related guarantees provided by TRW and Northrop prior to February 28, 2003 and to indemnify and hold TRW and Northrop harmless from and against any losses resulting from any payment following February 28, 2003 by TRW and Northrop or any of their subsidiaries under such guarantee. The weighted-average interest rate on short-term borrowings outstanding at December 31, 2003 and 2002 was 2.2% and 4.9%, respectively.

      Capital lease arrangements were provided by several financial institutions, primarily in the United Kingdom and Germany, at rates ranging from 4.3% to 10% and expire at various dates through 2015. Other borrowings bear interest at rates ranging from 2.5% to 8.0% and mature at various dates through 2015.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      The weighted average interest rate on the Company’s debt at December 31, 2003 was 7.6%. The weighted-average interest rate on debt allocated from TRW and Northrop at December 31, 2002 and 2001 was 8.6% and 8.3%, respectively. Interest expense allocated from TRW and Northrop was $281 million and $323 million for the years ended December 31, 2002 and 2001, respectively and $48 million for the two months ended February 28, 2003.

      The maturities of long-term debt outstanding as of December 31, 2003 were: 2004-$24 million; 2005-$18 million; 2006-$18 million; 2007-$100 million; and $3,572 million thereafter. See Note 3 for debt refinancing and repayment activity subsequent to December 31, 2003.

      Compensating balance arrangements and fees were not material.

21.	Lease Commitments

      The Company leases certain offices, manufacturing and research buildings, machinery, automobiles and computer and other equipment. Such leases, some of which are noncancelable and in many cases include renewals, are set to expire at various dates. The Company pays most maintenance, insurance and tax expenses relating to leased assets. Rental expense for operating leases was $77 million for the ten months ended December 31, 2003, $16 million for the two months for February 28, 2003, $86 million for year ended December 31, 2002 and $82 million for year ended December 31, 2001.

      At December 31, 2003, the future minimum lease payments for noncancelable operating leases totaled $220 million and are due as follows: 2004-$56 million; 2005-$39 million; 2006-$31 million; 2007-$27 million; 2008-$23 million and $44 million thereafter.

22.	Capital Stock

      The Predecessor was incorporated by TRW in Delaware on June 3, 2002 with a capitalization of 500 million shares of $0.001 par value common stock authorized and one share of common stock outstanding. In addition, 50 million shares of undesignated preferred stock, par value $0.001 per share, were authorized, none of which were issued. The Successor was incorporated in Delaware on September 4, 2002 with a capitalization of 100 million shares of $0.01 par value common stock authorized.

      During the ten months ended December 31, 2003, certain members of management and employees of the Company’s subsidiaries purchased an aggregate of 1,775,550 shares of common stock of the Company in private offerings and the Company repurchased an aggregate of 52,500 shares from employees following their termination of employment. The shares of common stock purchased by members of management and employees are subject to the transfer and other restrictions of an employee stockholder agreement.

23.	Stock Options

      Effective as of the closing of the Acquisition, the Successor established the TRW Automotive Holdings Corp. 2003 Stock Incentive Plan, which permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to the employees, directors, consultants of the Company or its affiliates.

      As of December 31, 2003, the Company had 10,276,950 shares of the Company’s common stock reserved for issuance under the plan, including outstanding options to purchase approximately 9,644,400 shares of common stock granted to certain employees of the Company or its affiliates. These options have a 10 year life and generally vest 20% per year over 5 years.

      During the Predecessor periods, TRW and Northrop granted nonqualified stock options to certain employees to purchase common stock at the market price on the date of grant. Stock options granted to

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

employees were exercisable to the extent of one-third of the optioned shares for each full year of employment following the date of grant and were set to expire 10 years after the date of grant.

      The Company applies the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for those plans. No stock-based employee compensation expense has been reflected in net earnings (losses), as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying stock on the date of grant.

      A summary of stock options held by employees of the Successor and Predecessor follows:

	Successor		Predecessor

	2003		2001

		Weighted-		Weighted-
		Average		Average
	Thousands	Exercise	Thousands	Exercise
	of Shares	Price	of Shares	Price

Outstanding at beginning of period	—	$—	3,195	$51.18
Granted	9,982	16.00	93	37.83
Exercised	—	—	87	23.36
Canceled, expired or terminated	338	16.00	43	56.03

Outstanding at end of year	9,644	16.00	3,158	51.49

Exercisable	450	16.00	1,946	50.34
Weighted-average grant date fair value		10.41		9.70

      The weighted average fair value of options for shares of the Company having exercise prices equal to fair value on the date of grant was $10.41. The weighted average fair value of options with exercise prices exceeding fair value on the date of grant was $10.41 with a weighted average exercise price of $21.59.

      The exercise price and weighted average remaining contractual life of options outstanding at December 31, 2003 follows:

			Weighted
	Thousands	Exercise	average
	of Options	Price	remaining life

Total outstanding	4,141	$10.00	9.20 years
	682	13.00	9.93 years
	545	16.25	9.93 years
	3,312	20.00	9.20 years
	964	30.00	9.31 years

	9,644

Exercisable	225	10.00	9.17 years
	180	20.00	9.17 years
	45	30.00	9.17 years

	450

      During 2002, options were granted to employees of the Predecessor for an aggregate of approximately 444,000 shares of TRW stock at a weighted-average exercise price of $37.00 per share and weighted average fair value of $9.21 per share. During 2002, options for approximately 1,135,000 shares were exercised, canceled or terminated through December 11, 2002.

      In connection with the Merger on December 11, 2002, employees of the Predecessor holding options to purchase TRW stock became fully vested in such options and were given the opportunity to either exercise

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

their options (cash-out) or convert them into Northrop stock options in such a manner that their aggregate intrinsic value immediately before and after the exchange were the same. At December 11, 2002, options for approximately 300,000 shares were paid out in cash while options for the remaining approximately 2,167,000 shares were converted to options for Northrop shares using a conversion rate of .5357 Northrop shares per TRW share, consistent with the tender offer rate associated with the Merger.

      Had the compensation cost for the stock options granted in 2003, 2002 and 2001 been determined based on the fair value at the grant date, consistent with the fair value method of SFAS 123, “Accounting for Stock-Based Compensation,” the Successor’s net losses would have been effected by additional costs of $9 million, or $0.11 per share, for the ten months ended December 31, 2003 and the Predecessor’s net earnings (losses) would have been effected by additional costs of $9 million for the year ended December 31, 2002, including the impact of accelerated recognition of compensation cost due to the change of control, and $6 million for the year ended December 31, 2001.

      Fair value was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rate of approximately 4.2%, 4.5%, and 4.71%; dividend yield of 0.00%, 3.00%, and 2.85%; expected volatility of approximately 40%, 28%, and 28%; and an expected option life of ten years for 2003 and six years for 2002 and 2001.

24.	Accumulated Other Comprehensive Earnings (Losses)

      The components of accumulated other comprehensive earnings (losses) at December 31, 2003 and 2002 are as follows:

	Successor	Predecessor

	December 31,

	2003	2002

	(Dollars in millions)
Foreign currency exchange loss (net of current and deferred tax liability of $71 million in 2003 and $14 million in 2002)	$(34)	$(178)
Unrealized gain on cash flow hedges (net of tax)	(6)	—
Minimum pension liability adjustments (net of tax of $89 million in 2002)	—	(169)

	$(40)	$(347)

25.	Related Party Transactions

      As part of the Acquisition, the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company paid Blackstone a transaction fee of $49 million at the time of the Acquisition. The Company has agreed to pay an annual monitoring fee of $5 million for these services, approximately $4 million of which is included in the unaudited consolidated statement of operations for the ten months ended December 31, 2003.

      The combined statements of operations include $81 million of administrative and selling expenses in each of the years ended December 31, 2002 and 2001 and $281 million and $323 million of interest expense allocated from TRW for the years ended December 31, 2002 and 2001, respectively. The combined statements

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

of operations for the two months ended February 28, 2003 also include $8 million of administrative and selling expenses and $48 million of interest expense allocated from Northrop (see Note 2).

      The Company used approximately $319 million of the net proceeds from the Company’s initial public offering to repurchase 12,068,965 shares of the Company’s common stock held by Automotive Investors L.L.C., an affiliate of Blackstone, at a price per share equal to $26.46, which is the proceeds per share received by the Company less the underwriting discounts.

      In connection with the Master Purchase Agreement, Northrop Grumman has agreed to indemnify the Company from certain liabilities, including:

•	any losses or damages arising from the inaccuracy or breach of any representation or warranty of Northrop Grumman, TRW or the former TRW Automotive Inc. contained in the master purchase agreement or any of the related ancillary agreements;

•	50% of any environmental liabilities (subject to certain exceptions) associated with the operation or ownership of TRW’s automotive business on or prior to the Acquisition, regardless of whether the liabilities arise before or after the Acquisition; and

•	specified tax losses or liabilities, including, among others, those associated with TRW’s automotive business relating to specified tax amounts due on or prior to the Acquisition.

      As of December 31, 2003, the Company has recorded certain receivables from Northrop related to these indemnities.

26.	Contingencies

      Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, covering a wide range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and environmental matters. In addition, the Company and its subsidiaries are conducting a number of environmental investigations and remedial actions at current and former locations of certain of the Company’s subsidiaries. Along with other companies, certain subsidiaries of the Company have been named potentially responsible parties for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably with respect to the Company or the relevant subsidiary. A reserve estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of Company environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. At December 31, 2003, the Company had reserves for environmental matters of $90 million. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position or results of operations. However, the Company cannot predict the effect on the Company’s financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

      Further, product liability claims may be asserted in the future for events not currently known by management. Although the ultimate liability from these potential claims cannot be ascertained at December 31, 2003, management does not anticipate that any related liability, after consideration of insurance recovery, would have a material adverse effect on the Company’s financial position.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      In October 2000, Kelsey-Hayes Company (formerly known as Fruehauf Corporation) was served with a grand jury subpoena relating to a criminal investigation being conducted by the U.S. Attorney for the Southern District of Illinois. The U.S. Attorney has informed the Company that the investigation relates to possible wrongdoing by Kelsey-Hayes Company and others involving certain loans made by Kelsey-Hayes Company’s then-parent corporation to Fruehauf Trailer Corporation, the handling of the trailing liabilities of Fruehauf Corporation and actions in connection with the 1996 bankruptcy of Fruehauf Trailer Corporation. Kelsey-Hayes Company became a wholly owned subsidiary of TRW upon TRW’s acquisition of Lucas Varity in 1999 and became a subsidiary of the Company upon the Acquisition. The Company has cooperated with the investigation and is unable to predict the outcome of the investigation at this time.

      On May 6, 2002, ArvinMeritor Inc. filed suit against TRW in the United States District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty in connection with certain tie rod ends that TRW supplied to ArvinMeritor and the recall of some of these tie rod ends. ArvinMeritor subsequently recalled all of the tie rod ends, and claims that it is entitled to reimbursement from TRW for the costs associated with both the products recalled by TRW and those recalled by ArvinMeritor on its own. ArvinMeritor is seeking $18.3 million in damages plus legal fees, administrative expenses and interest. Management believes that the Company has meritorious defenses and intends to defend vigorously the claims asserted against the Company, but cannot predict the outcome of this lawsuit.

      While certain of the Company’s subsidiaries have been subject in recent years to asbestos-related claims, management believes that such claims will not have a material adverse effect on the Company’s financial condition or results of operations. In general, these claims seek damages for illnesses alleged to have resulted from exposure to asbestos used in certain components sold by the Company’s subsidiaries. Management believes that the majority of the claimants were assembly workers at the major U.S. automobile manufacturers.

      The vast majority of these claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. Management believes that, to the extent any of the products sold by these subsidiaries and at issue in these cases contained asbestos, the asbestos was encapsulated. Based upon several years of experience with such claims, management believes that only a small proportion of the claimants has or will ever develop any asbestos-related impairment.

      Neither settlement costs in connection with asbestos claims nor average annual legal fees to defend these claims have been material in the past. These claims are strongly disputed by the Company and its subsidiaries and it has been the policy to defend against them aggressively. Many of these cases have been dismissed without any payment whatsoever. Moreover, there is significant insurance coverage with solvent carriers with respect to these claims. However, while costs to defend and settle these claims in the past have not been material, there can be no assurances that this will remain so in the future.

      Management believes that the ultimate resolution of the foregoing matters will not have a material adverse effect on the Company’s financial condition or results of operations.

      In addition, under the employment agreements the Company’s subsidiaries have entered into with their executive officers in connection with the Acquisition, the Company’s subsidiaries have contingent obligations in the form of severance and bonus payments for the Company’s executive officers. Each of Messrs. Plant, Lunn, Bialosky, Cantie and Lake are parties to an employment agreement with certain wholly owned subsidiaries of the Company. The employment agreements of Messrs. Plant and Lunn extend for an indefinite term, subject to termination by either party pursuant to the terms of the agreement, and the employment agreements of Messrs. Bialosky, Cantie and Lake extend for a three-year term followed by automatic additional one-year terms unless notice of termination by either party prior to the expiration of the term. Each of these employment agreements provides for a bonus opportunity equal to a specified percentage of the executive’s base salary (200% for Mr. Plant, 130% for Mr. Lunn and 90% for the other officers) based upon

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

the achievement of certain financial targets established by the Company’s board of directors. In addition, the Company’s subsidiaries have contingent severance payment obligations under these employment agreements in certain events specified therein. The Company’s subsidiaries’ contingent severance payment obligations in the event of termination without cause (other than due to death and disability) for these executives aggregate approximately $15 million (excluding continued welfare benefit coverage, certain perquisites, supplemental retirement benefits and any change in control related payments).

27.	Quarterly Financial Information (Unaudited)

	First

	Successor	Predecessor

	One Month	Two Months	Three Months
	Ended	Ended	Ended
	March 27,	February 28,	March 28,
	2003	2003	2002
	(A)	(B)	(C)

	(Dollars in millions, except per share
	amounts)
Sales	$940	$1,916	$2,570
Gross profit	77	230	321
(Losses) earnings before income taxes	(29)	50	73
Net (losses) earnings	(46)	31	47
Unusual items expense before income taxes	(1)	(9)	(2)
Basic losses per share	$(0.53)	n/a	n/a

			Third
	Second
			Successor	Predecessor
	Successor	Predecessor
			Three Months	Three Months
	Three Months	Three Months	Ended	Ended
	Ended	Ended	September 26,	September 27,
	June 27, 2003	June 28, 2002	2003	2002
	(D)	(E)	(F)	(G)

	(Dollars in millions, except per share amounts)
Sales	$2,977	$2,841	$2,536	$2,545
Gross profit	352	392	242	297
Earnings (losses) before income taxes	13	138	(43)	93
Net (losses) earnings	(20)	93	(34)	57
Unusual items expense before income taxes	(2)	(2)	(44)	(8)
Basic losses per share	$(0.23)	n/a	$(0.39)	n/a

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Fourth

	Successor	Predecessor

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2003	2002
	(H)	(I)

	(Dollars in millions, except per
	share amounts)

Sales	$2,982	$2,674
Gross profit	308	305
Earnings (losses) before income taxes	56	(2)
Net losses	(1)	(33)
Unusual items expense before income taxes	(14)	(73)
Basic losses per share	$(0.01)	n/a

(A)	Earnings (losses) before income taxes include a $1 million charge ($1 million after tax) for restructuring actions.

(B)	Earnings (losses) before income taxes includes a $3 million charge ($2 million after tax) for restructuring actions and a $6 million charge ($4 million after tax) for merger-related transaction costs.

(C)	Earnings (losses) before income taxes includes a $3 million charge ($2 million after tax) related to asset impairments, a $3 million charge ($2 million after tax) for restructuring actions and a $4 million gain ($2 million after tax) on retirement of debt.

(D)	Earnings (losses) before income taxes includes a $2 million charge ($2 million after tax), primarily related to restructuring actions.

(E)	Earnings (losses) before income taxes includes a $6 million charge ($3 million after tax) for restructuring actions, a $5 million gain ($3 million after tax) related to asset sales and a $1 million charge for impaired assets.

(F)	Earnings (losses) before income taxes includes a $13 million charge ($8 million after tax) related to restructuring actions and, a $31 million charge ($31 million after tax) for loss on retirement of debt.

(G)	Earnings (losses) before income taxes includes a $7 million net charge ($9 million after tax) for restructuring actions, a $6 million charge ($5 million after tax) for impaired assets, a $7 million gain ($5 million after tax) related to asset sales and a $2 million charge ($1 million after tax) for pending and threatened litigation.

(H)	Earnings (losses) before income taxes include a $14 million charge ($12 million after tax) related to restructuring and other charges.

(I)	Earnings (losses) before income taxes includes a $43 million charge ($32 million after tax) related to restructuring charges, a $23 million charge ($15 million after tax) for special compensation arrangements related to Northrop’s acquisition of TRW and a $7 million charge ($4 million after tax) related to asset impairments

Item 9.	Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003, have concluded that the Company’s disclosure controls and procedures are adequate and effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed under the Securities Exchange Act of 1934.

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting subsequent to the date of their evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The name, position, age as of March 8, 2004 and a description of the business experience of each of our executive officers and current directors is listed below.

Name	Age	Position

John C. Plant	50	President, Chief Executive Officer and Director
Steven Lunn	55	Executive Vice President and Chief Operating Officer
David L. Bialosky	46	Vice President and General Counsel
Joseph S. Cantie	40	Vice President and Chief Financial Officer
Peter J. Lake	48	Vice President, Sales and Business Development
Robert L. Friedman	60	Director
Neil P. Simpkins	37	Chairman of the Board of Directors and Director
Joshua H. Astrof	32	Director
J. Michael Losh	57	Director
Michael J. O’Neill	48	Director
Paul H. O’Neill	68	Director

      John C. Plant is our President and Chief Executive Officer as well as a member of our board of directors. Prior to the Acquisition, Mr. Plant had been a member of the TRW Chief Executive Office and had been President and Chief Executive Officer of TRW’s automotive business since 2001. Mr. Plant had been an Executive Vice President of TRW since TRW’s acquisition of Lucas Varity in 1999. He was President and Chief Executive Officer, TRW Chassis Systems in 2001; General Manager, TRW Chassis Systems from 1999 to 2001 and General Manager of TRW’s automotive business in 1999. Mr. Plant was President, Lucas Varity Automotive in 1998 to 1999, and Managing Director, Electrical and Electronic Division, Lucas Automotive from 1991 until 1998. He currently serves on the board of directors of Martin Currie Portfolio Investment Trust plc.

      Steven Lunn is our Executive Vice President and Chief Operating Officer. Prior to the Acquisition, Mr. Lunn had been Executive Vice President, Automotive Operations of TRW since 2001 and had served prior to that as Senior Vice President, Operations, of TRW Chassis Systems since May 1999. Mr. Lunn was Deputy President and Chief Operating Officer of Lucas Varity Automotive from August 1998 until April 1999. Prior to this position, he was Managing Director for Lucas Varity’s Light Vehicle Braking Systems Division.

      David L. Bialosky is our Vice President and General Counsel. Prior to the Acquisition, Mr. Bialosky had been a Vice President and an Assistant General Counsel of TRW since 1997. Since November 2001, he had been responsible for the legal function at TRW’s automotive business. He was Vice President and Assistant General Counsel of TRW Chassis Systems from October 1999 to November 2001 and of TRW’s automotive business from January to October 1999. From April 1997 to December 1998, Mr. Bialosky served as Vice President and Assistant General Counsel, TRW Automotive Electronics.

      Joseph S. Cantie is our Vice President and Chief Financial Officer. Prior to the Acquisition, Mr. Cantie had served as Vice President, Finance for TRW’s automotive business since November 2001. Prior to that, Mr. Cantie served as Vice President, Investor Relations for TRW from October 1999 to November 2001. From November 1996 to September 1999, Mr. Cantie served in several executive positions with Lucas Varity plc, including serving as Vice President and Controller from July 1998 to September 1999. Prior to joining Lucas Varity, Mr. Cantie, a certified public accountant, spent ten years with the international accounting firm of KPMG.

      Peter J. Lake is our Vice President, Sales and Business Development. Prior to the Acquisition, Mr. Lake had been Vice President, Sales and Business Development for TRW’s automotive business since February 2002. From October 2001 to February 2002, Mr. Lake held the position of Vice President, Planning and Business Development and Vice President and General Manager, Parts and Services for TRW’s automotive business. From October 2000 to November 2001, he held the same position for TRW Chassis Systems. From October 1999 to October 2000, Mr. Lake served as Vice President, Planning and Business Development for TRW Chassis Systems. From 1996 to October 1999, Mr. Lake served in various executive positions with Lucas Varity.

      Robert L. Friedman is a member of our board of directors. Mr. Friedman has served as a senior managing director of The Blackstone Group L.P. since February 1999 and in addition as Chief Administrative Officer and Chief Legal Officer of Blackstone since January 2003. From 1974 until the time he joined Blackstone, Mr. Friedman was a partner with Simpson Thacher & Bartlett LLP, a New York law firm. He currently also serves on the board of directors of Axis Capital Holdings Limited (and Audit Committee Chairman), Corp Group, Houghton Mifflin Holdings, Inc., Northwest Airlines, Inc. (and Audit Committee Chairman) and Premcor Inc.

      Neil P. Simpkins is a member of our board of directors and has been Chairman of our board of directors since April 2003. Mr. Simpkins has served as a senior managing director of The Blackstone Group L.P. since December 1999. From 1993 until the time he joined Blackstone, Mr. Simpkins was a principal at Bain Capital. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in London and the Asia Pacific region.

      Joshua H. Astrof is a member of our board of directors. Mr. Astrof has been a principal at The Blackstone Group L.P. since December 2001 and an associate from 1998 to 2001. Prior to that he was an associate at Donaldson, Lufkin & Jenrette Securities Corporation, where he worked from 1993 to 1996. He currently also serves on the board of directors of Utilicom Networks LLC and formerly served on the board of directors of Bresnan Communications Group LLC.

      J. Michael Losh has been a member of our board of directors since November 21, 2003. Mr. Losh has been a consultant to Metaldyne Corporation since October 2000 and served as the Chairman of its Board from October 2000 to April 2002. Prior to that he was the Executive Vice President and Chief Financial Officer of General Motors Corp. from July 1994 to September 2000. At General Motors he served in a variety of operating and financial positions from 1964 to 2000. He currently also serves on the board of directors of Cardinal Health Inc., H.B. Fuller Company, AMB Property Corporation, Aon Corporation, Masco Corporation and Metaldyne Corporation.

      Michael J. O’Neill is a member of our board of directors. Mr. O’Neill has served as a partner with the law firm of Howrey Simon Arnold & White since October 2001. From 1984 to 2000, Mr. O’Neill held various positions with Honeywell, Inc., including serving as Vice President and General Counsel — Europe, Middle East & Africa from 1995 to 2000.

      Paul H. O’Neill is a member of our board of directors. Mr. O’Neill has been a Special Advisor at The Blackstone Group L.P. since March 2003. Prior to that he served as U.S. Secretary of the Treasury during 2001 and 2002 and was Chairman and Chief Executive Officer of Alcoa from 1987 through 1999. He retired as Chairman of Alcoa in 2000. He currently also serves on the board of directors of Eastman Kodak Company.

      Each officer serves at the discretion of our board of directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Controlled Company Status under NYSE Rules

      The Company is a “controlled company” under the rules of the New York Stock Exchange and is choosing to take advantage of all of the exemptions from certain governance requirements of the New York Stock Exchange afforded to controlled companies.

Code of Ethics

      We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, principal accounting officer and other employees. This code is called our Standards of Conduct and is available on our website at www.trwauto.com and is available in print to any stockholder who requests it.

Audit Committee Financial Expert

      J. Michael Losh, the chairman of our audit committee, was determined by our board of directors to be our “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K and is independent. Our audit committee currently consists of Mr. Losh, Mr. Simpkins and Mr. Astrof. We are currently relying on the 90-day exemption for recently listed companies contained in Rule 10A-3(b)(1)(iv) of the Rules and Regulations under the Securities Exchange Act of 1934, as amended, and do not believe this reliance would materially adversely affect the ability of the audit committee to act independently and to satisfy the other requirements of such section. Our audit committee charter is available on our website at www.trwauto.com and is available in print to any stockholder who requests it.

Item 11.	Executive Compensation

Director Compensation

      We do not currently pay any compensation to any of our directors other than our independent director for serving as a director or as a member or chair of a committee of the board of directors. We recently added one independent director and, in connection with the initial public offering, will be adding at least two additional independent directors to our board. We plan to pay our independent directors an annual cash retainer of $35,000 and a fee of $1,250 for each board meeting and each committee meeting attended. We also pay a fee for acting as committee chair and plan to grant stock options and/or restricted stock awards under the 2003 Stock Incentive Plan to independent directors.

Executive Compensation

      As an independent company, we have established executive compensation practices that link compensation with our performance as a company. We will continually review our executive compensation programs to ensure that they are competitive.

      Summary Compensation Table. The following table shows 2003 compensation information on an annual basis for our Chief Executive Officer and four other most highly compensated executive officers based on salary and bonus, whom we refer to as the “named executive officers”. The amounts shown for Salary and All Other Compensation represent the pro forma amounts that would have been payable by us to the named executive officers as if the Acquisition had occurred on January 1, 2003, as well as certain payments made by Northrop Grumman in 2003 for services rendered to us, as described below. The number of securities underlying options presented below has been adjusted to reflect the 100 for 1 stock split effected on January 27, 2004.

							Long-Term Compensation
	Annual Compensation
							Securities
Name and Principal					Other Annual		Underlying	All Other
Position	Salary		Bonus		Compensation		Options(#)(3)	Compensation(4)

John C. Plant	$1,350,000		$3,375,000		$1,803,173	(1)	2,300,000	$5,425,862
President Chief Executive Officer
Steven Lunn	$696,957	(5)	$1,124,224	(5)	$108,727	(2)(5)	1,100,000	$805,915
Executive Vice President Chief Operating Officer
Peter J. Lake	$450,000		$505,000			(2)	670,000	$448,150
Vice President Sales and Business Development
Joseph S. Cantie	$345,833		$430,000			(2)	620,000	$457,750
Vice President Chief Financial Officer
David L. Bialosky	$337,500		$400,000			(2)	470,000	$457,750
Vice President General Counsel

(1)	This represents perquisites paid to Mr. Plant for 2003 and includes a car allowance of $36,000 for all of 2003, financial planning of $25,000, a gross-up in the amount of $1,605,209 paid by Northrop Grumman for taxes relating to the change of control payments made to Mr. Plant in March 2003, and a reimbursement and gross-up in the amount of $73,262, pertaining to social security related taxes.

(2)	Total perquisites for each of these executive officers were less than the lesser of $50,000 or 10% of their respective annual salary and bonus, and accordingly the dollar value of such estimated perquisites is not shown. Perquisites for an executive officer may, but do not necessarily, include reimbursement for any of the following expenses: car; financial planning; income tax preparation; personal use of aircraft; and relocation.

(3)	All grants were made pursuant to the 2003 Stock Incentive Plan and represent options to purchase shares of our common stock. The grant date for all options was February 28, 2003, except for (i) a grant of options for 50,000 shares to Mr. Plant and 40,000 shares to Mr. Lunn made on April 29, 2003 and (ii) grants of options made on December 1, 2003 for 300,000 shares to Mr. Plant, 100,000 shares to Mr. Lunn, 70,000 shares to each of Mr. Lake and Mr. Bialosky and 120,000 shares to Mr. Cantie. The options vest 20% on the first anniversary of the grant date (except for options for 390,000 shares granted to Mr. Plant, which were accelerated to vest in November 2003 rather than on the first anniversary of the grant date) and 20% on each anniversary thereafter.

(4)	Includes:

•	the following amounts paid by Northrop Grumman under the retention agreements entered into with the named executive officers: $1.8 million (Mr. Plant); $800,000 (Mr. Lunn); and $420,000 (each of the other named executive officers); pursuant to an agreement between us and Northrop Grumman, we made those payments on behalf of Northrop Grumman, and Northrop Grumman reimbursed us for such amounts;

•	payments made by Northrop Grumman to Mr. Plant in March 2003 in the amount of $3,556,162 relating to a change in control of TRW and Mr. Plant’s continued employment through the Acquisition;

•	company-paid premium of $27,600 for executive medical coverage for each of Messrs. Plant, Lake, Cantie and Bialosky and company-paid premiums for Mr. Lunn of $2,136 for medical insurance and $3,779 for life insurance.

•	matching contributions under the Retirement Savings Plan for all of 2003 in the amount of $2,800 (Mr. Plant), $3,300 (Mr. Cantie) and $2,650 (Mr. Bialosky);

•	the values of certain credits for all of 2003 provided under the Benefit Equalization Plan in the amount of $37,700 (Mr. Plant), $6,450 (Mr. Cantie) and $7,100 (Mr. Bialosky) under which Plan we provide benefits substantially equal to benefits that could not be provided under the Retirement Savings Plan because of limitations under the Internal Revenue Code of 1986, as amended (the “Code”); and

•	imputed income on group life insurance in the amount of $1,600 (Mr. Plant), $550 (Mr. Lake), $400 (Mr. Cantie) and $400 (Mr. Bialosky).

(5)	For Mr. Lunn’s salary, this represents the U.S. dollar equivalent of £433,000, based on the exchange rate at January 1, 2003 of $1.60960 = £1.00. For Mr. Lunn’s bonus, this represents the U.S. dollar equivalent of £610,000, based on the exchange rate at March 5, 2004 of $1.84299 = £1.00. Other Annual Compensation for Mr. Lunn includes $108,727 of above-market investment earnings on deferred compensation payments which were distributed to Mr. Lunn in December 2003 but which related to amounts earned by Mr. Lunn in prior years.

      Option Grants Table. The following table shows options for shares of our common stock granted to the named executive officers in 2003 following the Acquisition. The number of securities underlying options granted and the exercise price presented below have been adjusted to reflect the 100 for 1 stock split effected on January 27, 2004.

	Individual Grants(1)

	Number of	% of Total
	Securities	Options	Exercise
	Underlying	Granted to	or Base		Grant Date
	Options	Employees in	Price	Expiration	Present Value
Name	Granted	Fiscal Year	($/S h)	Date	$(2)

John C. Plant	975,000	9.8	$10.00	2/28/13	$5,596,500
	780,000	7.8	$20.00	2/28/13	3,065,400
	195,000	2.0	$30.00	2/28/13	567,450
	25,000	*	$10.00	4/29/13	145,000
	20,000	*	$20.00	4/29/13	79,600
	5,000	*	$30.00	4/29/13	14,800
	150,000	1.5	$13.00	12/1/13	$1,132,500
	120,000	1.2	$16.25	12/1/13	816,000
	30,000	*	$30.00	12/1/13	141,300
Steven Lunn	480,000	4.8	$10.00	2/28/13	$2,755,200
	384,000	3.9	$20.00	2/28/13	1,509,120
	96,000	*	$30.00	2/28/13	279,360
	20,000	*	$10.00	4/29/13	116,000
	16,000	*	$20.00	4/29/13	63,680
	4,000	*	$30.00	4/29/13	11,840
	50,000	*	$13.00	12/1/13	377,500
	40,000	*	$16.25	12/1/13	272,000
	10,000	*	$30.00	12/1/13	47,100
Peter J. Lake	300,000	3.0	$10.00	2/28/13	$1,722,000
	240,000	2.4	$20.00	2/28/13	943,200
	60,000	*	$30.00	2/28/13	174,600
	35,000	*	$13.00	12/1/13	264,250
	28,000	*	$16.25	12/1/13	190,400
	7,000	*	$30.00	12/1/13	32,970
Joseph S. Cantie	250,000	2.5	$10.00	2/28/13	$1,435,000
	200,000	2.0	$20.00	2/28/13	786,000
	50,000	*	$30.00	2/28/13	145,500
	60,000	*	$13.00	12/1/13	453,000
	48,000	*	$16.25	12/1/13	326,400
	12,000	*	$30.00	12/1/13	56,520
David L. Bialosky	200,000	2.0	$10.00	2/28/13	$1,148,000
	160,000	1.6	$20.00	2/28/13	628,800
	40,000	*	$30.00	2/28/13	116,400
	35,000	*	$13.00	12/1/13	264,250
	28,000	*	$16.25	12/1/13	190,400
	7,000	*	$30.00	12/1/13	32,970

*	Less than one percent

(1)	Effective as of the closing of the Acquisition, we established the TRW Automotive Holdings Corp. 2003 Stock Incentive Plan, which is described below under “— Stock Incentive Plan.” Executive officers have received grants of options to purchase shares that will generally vest in 20% equal annual installments over a five-year period from the date of grant pursuant to the plan. For grants prior to the December 1, 2003 grant, fifty percent of the shares subject to the options have an exercise price per share equal to the per share acquisition price paid by Blackstone, forty percent have an exercise price at two times the acquisition price and ten percent have an exercise price at three times the acquisition price. For the December 1, 2003 grant, fifty percent of the shares subject to the options have an exercise price of $13.00 per share, forty percent have an exercise price of $16.25 per share and ten percent have an exercise price of $30.00 per share. If the executive officer’s employment is terminated due to his death or “disability”, or, in the case of Messrs. Lunn, Lake, Cantie and Bialosky, if the executive officer’s employment is terminated by us without “cause” or by the executive for “good reason,” as such terms are defined in the applicable option agreement, the unvested portion of each option grant will become vested and exercisable with respect to the number of shares that otherwise would have become vested and exercisable on the next scheduled vesting date following such termination. If, in the case of Mr. Plant, the executive officer’s employment is terminated by us without “cause” or by the executive for “good reason”, as such terms are defined in the applicable option grant agreement, and, in the case of all the named executive officers, upon the occurrence of a “change of control” as defined in the plan, the unvested portion of any option granted to an executive officer will immediately become vested and exercisable.

(2)	These values were determined based on the Black-Scholes option pricing model. Calculation of the Grant Date Present Value was based on the following assumptions: Stock price at grant of $10.00 for all options except the options granted on December 1, 2003, for which the stock price at grant was $13.00; exercise of an option in the tenth year after its grant; price volatility of 39.730%; a dividend yield of 0.000% and a risk free rate of return of 4.037% for those options granted on February 28, 2003 and 4.258% for those options granted on April 29, 2003 and 4.25% for those options granted on December 1, 2003. We looked to our peer group for the volatility index, as our common stock was not publicly traded prior to the offering. No adjustments were made for non-transferability and the lack of liquidity. Our use of this model does not necessarily mean that we believe that this model accurately determines the value of options. The ultimate value of the options in this table depends upon each holder’s individual investment decisions and the actual performance of our common stock.

      Aggregated option exercises in last fiscal year and fiscal year-end option values. The following table shows information concerning the values of options held by each of the executive officers named in the Summary Compensation Table at the end of 2003. No stock appreciation rights are held by any executive officer.

			Number of Securities		Value of Unexercised In-the-
			Underlying Unexercised		Money Options at Fiscal
	Shares		Options at Fiscal Year-End		Year-End(2)
	Acquired on	Value
Name	Exercise(1)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John C. Plant	0	$—	390,000	1,910,000	$585,000	$2,415,000
Steven Lunn	0	$—	0	1,100,000	$—	$1,500,000
Peter J. Lake	0	$—	0	670,000	$—	$900,000
Joseph S. Cantie	0	$—	0	620,000	$—	$750,000
David L. Bialosky	0	$—	0	470,000	$—	$600,000

(1)	In 2003, none of the named executive officers exercised options granted for shares of our common stock.

(2)	These year-end values represent the difference between the fair market value of our common stock underlying options and the exercise prices of the options. The fair market value of our common stock was $13.00 based on an internal valuation and determination of the Compensation Committee related to a private management equity offering. “In-the-money” means that the fair market value of the underlying stock is greater than the option’s exercise price on the valuation date.

      Pension Plan Information. The following table shows the approximate annual pension benefits payable under our qualified and nonqualified supplemental plans to Messrs. Plant, Cantie and Bialosky.

	Years of Service
Average
Compensation	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years

$ 200,000	$45,000	$60,000	$75,000	$90,000	$105,000	$120,000
$ 400,000	$90,000	$120,000	$150,000	$180,000	$210,000	$240,000
$ 600,000	$135,000	$180,000	$225,000	$270,000	$315,000	$355,000
$ 800,000	$180,000	$240,000	$300,000	$360,000	$420,000	$475,000
$1,000,000	$225,000	$300,000	$375,000	$450,000	$525,000	$595,000
$1,200,000	$270,000	$360,000	$450,000	$540,000	$630,000	$710,000
$1,400,000	$315,000	$420,000	$525,000	$630,000	$735,000	$830,000
$1,600,000	$360,000	$480,000	$600,000	$720,000	$840,000	$950,000
$1,800,000	$405,000	$540,000	$675,000	$810,000	$945,000	$1,065,000
$2,000,000	$450,000	$600,000	$750,000	$900,000	$1,050,000	$1,185,000
$2,200,000	$495,000	$660,000	$825,000	$990,000	$1,155,000	$1,305,000
$2,400,000	$540,000	$720,000	$900,000	$1,080,000	$1,260,000	$1,420,000
$2,600,000	$585,000	$780,000	$975,000	$1,170,000	$1,365,000	$1,540,000
$2,800,000	$630,000	$840,000	$1,050,000	$1,260,000	$1,470,000	$1,660,000
$3,000,000	$675,000	$900,000	$1,125,000	$1,350,000	$1,575,000	$1,775,000
$3,500,000	$787,500	$1,050,000	$1,312,500	$1,575,000	$1,837,500	$2,075,000
$4,000,000	$900,000	$1,200,000	$1,500,000	$1,800,000	$2,100,000	$2,370,000
$4,500,000	$1,012,500	$1,350,000	$1,687,500	$2,025,000	$2,362,500	$2,665,000
$5,000,000	$1,125,000	$1,500,000	$1,875,000	$2,250,000	$2,625,000	$2,960,000
$5,500,000	$1,237,500	$1,650,000	$2,062,500	$2,475,000	$2,887,500	$3,255,000

      Average compensation for Mr. Plant is the actual amount of salary for the preceding year (but not less than $1,350,000), plus the greater of (i) $650,000 or (ii) the average of annual performance bonuses earned under Mr. Plant’s employment agreement (not to exceed the previous three years). Average compensation for Messrs. Cantie and Bialosky is the average of the highest five consecutive calendar years of covered compensation, where covered compensation for a given year is the total of actual salary and performance bonus for the preceding year. The estimated pension benefits shown in the table above assume payments in the form of a single life annuity following retirement on or after age 60. Retiree benefits are reduced after the retiree reaches age 62 to reflect Social Security benefits. Benefits payable to Mr. Plant are offset by benefits payable from our plan in the United Kingdom and may commence on an unreduced basis as early as age 57 1/2.

      Our nonqualified supplemental plans consist of two supplemental retirement income plans under which we have undertaken to pay any retirement benefits otherwise payable to certain individuals, including the named executive officers, under the terms of our qualified retirement plan but for the provisions of the Code limiting amounts payable under tax-qualified retirement plans in certain circumstances. The supplemental retirement income plan covering Messrs. Cantie and Bialosky is unfunded. We have established a so-called “rabbi trust” to provide a source of payment for benefits under the supplemental retirement income plan covering Mr. Plant. Amounts are deposited in this trust from time to time to provide a source of payments to Mr. Plant when he retires.

      The following table shows the approximate annual pension benefits payable under our qualified and nonqualified supplemental plans to Messrs. Plant, Lunn and Lake, participants in our plans applicable to senior management employees located in the United Kingdom.

	Years of Service
Final
Compensation	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years

$ 200,000	$100,000	$133,000	$133,000	$133,000	$133,000	$133,000
$ 400,000	$200,000	$266,667	$266,667	$266,667	$266,667	$266,667
$ 600,000	$300,000	$400,000	$400,000	$400,000	$400,000	$400,000
$ 800,000	$400,000	$533,333	$533,333	$533,333	$533,333	$533,333
$1,000,000	$500,000	$666,667	$666,667	$666,667	$666,667	$666,667
$1,200,000	$600,000	$800,000	$800,000	$800,000	$800,000	$800,000
$1,400,000	$700,000	$933,333	$933,333	$933,333	$933,333	$933,333
$1,600,000	$800,000	$1,066,667	$1,066,667	$1,066,667	$1,066,667	$1,066,667
$1,800,000	$900,000	$1,200,000	$1,200,000	$1,200,000	$1,200,000	$1,200,000
$2,000,000	$1,000,000	$1,333,333	$1,333,333	$1,333,333	$1,333,333	$1,333,333

      Final compensation is salary over the 12 months prior to retirement plus the average of pensionable bonus for the last five years prior to retirement. The pensionable bonus in any year is the actual bonus paid for the year, subject to a cap of 10% of the year’s salary.

      The estimated benefits reflect an annual payment assuming payments are made to Mr. Plant on a monthly basis following retirement on or after age 57 1/2 and to Messrs. Lunn and Lake on or after age 62 1/2. The benefits of Messrs. Plant, Lunn and Lake will not be reduced as a result of any state benefits to which they may otherwise be entitled.

      The years of service completed by the named executive officers are approximately as follows: Mr. Plant — 26 years of service; Mr. Lunn — 8 years of service; Mr. Lake — 29 years of service; Mr. Cantie — 9 years of service; and Mr. Bialosky — 15 years of service.

Stock Incentive Plan

      The following contains a summary of the material terms of the TRW Automotive Holdings Corp. 2003 Stock Incentive Plan, which we refer to as the 2003 Stock Incentive Plan. The description of such terms is not complete. For more information we refer you to the full text of the 2003 Stock Incentive Plan, which is filed as an exhibit hereto. We adopted the 2003 Stock Incentive Plan effective as of the closing of the Acquisition on February 28, 2003. On January 26, 2004, we amended the 2003 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan.

      The 2003 Stock Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to our employees, directors, consultants or our affiliates. As a result of the amendment to increase the number of shares reserved, a maximum of 18,500,000 shares of common stock may be subject to awards under the stock incentive plan. The number of shares issued or reserved pursuant to the stock incentive plan (or pursuant to outstanding awards) is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in the common stock. Shares of common stock covered by awards that expire, terminate or lapse will again be available for grant under the stock incentive plan.

      Administrative. The stock incentive plan is administered by a committee of our board of directors; provided that our board of directors may take any action designated to the committee. The committee has the sole discretion to determine the employees, directors and consultants to whom awards may be granted under the 2003 Stock Incentive Plan and the manner in which such awards will vest. Options, stock appreciation rights, restricted stock and other stock-based awards are granted by the committee to employees, directors and consultants in such numbers and at such times during the term of the 2003 Stock Incentive Plan as the committee shall determine. The committee is authorized to interpret the 2003 Stock Incentive Plan, to establish, amend and rescind any rules and regulations relating to the 2003 Stock Incentive Plan, and to make any other determinations that it deems necessary or desirable for the administration of the stock incentive plan. The committee may correct any defect, supply any omission or reconcile any inconsistency in the stock incentive plan in the manner and to the extent the committee deems necessary or desirable.

      Options. The committee determines the exercise price for each option; provided, however, that incentive stock options must have an exercise price that is at least equal to the fair market value of the common stock on the date the option is granted. An option holder may exercise an option by written notice and payment of the exercise price in (i) cash, (ii) by the surrender of a number of shares of common stock already owned by the option holder for at least six months with a fair market value equal to the exercise price, (iii) through the delivery of irrevocable instructions to a broker to sell shares obtained upon the exercise of the option and to deliver to the Company an amount out of the proceeds of the sale equal to the aggregate exercise price for the shares being purchased or (iv) another method approved by the committee.

      Stock Appreciation Rights. The committee may grant stock appreciation rights independent of or in connection with an option. The exercise price per share of a stock appreciation right shall be an amount determined by the committee. Generally, each stock appreciation right shall entitle a participant upon exercise to an amount equal to (i) the excess of (1) the fair market value on the exercise date of one share of common stock over (2) the exercise price, times (ii) the number of shares of common stock covered by the stock appreciation right. Payment shall be made in common stock or in cash, or partly in common stock and partly in cash, all as shall be determined by the committee.

      Other Stock-Based Awards. The committee may grant awards of restricted stock units, rights to purchase stock, restricted stock, phantom stock units and other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, shares of common stock. The other stock-based awards will be subject to the terms and conditions established by the committee.

      Transferability. Unless otherwise determined by the committee, awards granted under the 2003 Stock Incentive Plan are not transferable other than by will or by the laws of descent and distribution.

      Change of Control. In the event of a change of control (as defined in the stock incentive plan), the committee may provide for the (i) termination of an award upon the consummation of the change of control, but only if the award has vested and been paid out or the participant has been permitted to exercise an option in full for a period of not less than 30 days prior to the change of control, (ii) acceleration of all or any portion of an award, (iii) payment in exchange for the cancellation of an award and/or (iv) issuance of substitute awards that will substantially preserve the terms of any awards.

      Amendment and Termination. The committee may amend, alter or discontinue the stock incentive plan in any respect at any time, but no amendment may diminish any of the rights of a participant under any awards previously granted, without his or her consent.

      Federal Income Tax Consequences of Awards Under the Stock Incentive Plan. When a non-qualified stock option is granted, there are no income tax consequences for the option holder or us. When a non-qualified stock option is exercised, in general, the option holder recognizes compensation equal to the excess of the fair market value of the common stock on the date of exercise over the exercise price multiplied by the number of shares of common stock subject to the option that was exercised. We are entitled to a deduction equal to the compensation recognized by the option holder for our taxable year that ends with or within the taxable year in which the option holder recognized the compensation.

      When an incentive stock option is granted, there are no income tax consequences for the option holder or us. When an incentive stock option is exercised, the option holder does not recognize income and we do not receive a deduction. The option holder, however, must treat the excess of the fair market value of the common stock on the date of exercise over the exercise price as an item of adjustment for purposes of the alternative minimum tax.

      If the option holder disposes of the common stock after the option holder has held the common stock for at least two years after the incentive stock option was granted and one year after the incentive stock option was exercised, the amount the option holder receives upon the disposition over the exercise price is treated as long-term capital gain for the option holder. We are not entitled to a deduction. If the option holder makes a “disqualifying disposition” of the common stock by disposing of the common stock before it has been held for at least two years after the date the incentive option was granted and one year after the date the incentive option was exercised, the option holder recognizes compensation income equal to the excess of (i) the fair market value of the common stock on the date the incentive option was exercised or, if less, the amount received on the disposition over (ii) the exercise price. We are entitled to a deduction equal to the compensation recognized by the option holder for our taxable year that ends with or within the taxable year in which the option holder recognized the compensation.

      When a stock appreciation rights is granted, there are no income tax consequences for the participant or us. When a stock appreciation right is exercised, in general, the participant recognizes compensation equal to the cash and/or the fair market value of the shares received upon exercise. We are entitled to a deduction equal to the compensation recognized by the participant.

      Generally, when a restricted stock unit or a share of restricted stock is granted, there are no income tax consequences for the participant or us. Upon the payment to the participant of common shares in respect of restricted share units or the release of restrictions on restricted stock, the participant, generally, recognizes compensation equal to the fair market value of the shares as of the date of delivery or release. We are entitled to a deduction equal to the compensation recognized by the participant.

      Employment Agreements. In connection with the consummation of the Acquisition, employment agreements between certain executives and TRW and its affiliates were terminated. Certain of our wholly-owned subsidiaries entered into new employment agreements with each of Messrs. Plant, Lunn, Bialosky, Cantie and Lake.

      The employment agreement of Mr. Plant extends for an indefinite term, subject to termination of his employment by either Mr. Plant or our wholly-owned subsidiary, TRW Automotive Inc. pursuant to the terms of the agreement, and provides for the payment of a base salary and a bonus opportunity equal to 200% of Mr. Plant’s base salary. The agreement includes a confidentiality provision and a noncompetition and nonsolicitation provision for a term of two years following Mr. Plant’s termination of employment with us for any reason.

      Mr. Plant’s employment agreement also provides that if he is terminated by us without “cause” (other than due to his death or “disability”) or he resigns with “good reason” prior to a “change in control” (as such terms are defined in the agreement), he will be entitled to receive: (1) continued payment of his base salary and a monthly payment equal to the average of his annual bonuses received prior to termination divided by 12 for a period of two years; (2) continued welfare benefit coverage and certain perquisites for a period of 24 months; (3) a pro rata bonus for the year of termination; and (4) a supplemental retirement benefit equal to the excess of (A) the benefit Mr. Plant would have earned under our defined benefit pension plan had Mr. Plant participated and was credited with two additional years of service over (B) the benefit he would have earned under our defined benefit pension plan had he participated, without the benefit of the additional two years of service, payable monthly for a period of 24 months following his termination of employment.

      The agreement additionally provides that if Mr. Plant is terminated by us without cause (other than due to his death or disability) or resigns with good reason prior to a change in control, but during a period of discussion in anticipation of a change in control, and such change in control subsequently occurs, he shall also be entitled to a lump sum payment, upon the change in control, equal to (1) the remainder of the cash severance benefits payable in clause (1) in the preceding paragraph, and (2) the sum of his base salary and average annual bonuses received prior to termination.

      Mr. Plant’s employment agreement also provides that if Mr. Plant is terminated by TRW Automotive Inc. without cause (other than due to his death or disability) or resigns with good reason following a change in control but prior to the first anniversary of such change in control, he will be entitled to receive: (1) a lump sum payment equal to the sum of (A) two times his base salary and average annual bonus and (B) the sum of his base salary and average annual bonus multiplied by a fraction, the numerator of which is the number of months from the date of termination until the first anniversary of the change in control and the denominator of which is 12; (2) continued welfare benefit coverage and certain perquisites for a period of 24 months; (3) a pro rata bonus for the year of termination; and (4) the supplemental retirement benefit described above. In addition, Mr. Plant may resign for any reason during the sixty-day period following the first anniversary of such change in control and will be entitled to receive severance benefits he would be entitled to receive if he was terminated without cause or resigned with good reason prior to a change in control as described above; provided that he would receive his base salary and average annual bonus severance benefit in a lump sum.

      The employment agreement of Mr. Lunn extends for an indefinite term, subject to termination of his employment by either Mr. Lunn, TRW Limited or TRW Automotive Inc. pursuant to the terms of the agreement. The employment agreements of Messrs. Bialosky, Cantie and Lake extend for a three-year term followed by automatic additional one-year terms unless notice of termination of the executive’s employment is provided by TRW Automotive Inc. or TRW Limited (in the case of Mr. Lake) or the executive prior to the expiration of the term. The agreements provide for the payment of a base salary and a bonus opportunity equal to a specified percentage of the executives’ base salary. Each agreement includes a confidentiality provision and a noncompetition and nonsolicitation provision for a term of 18 months (24 months for Mr. Lunn) following the termination of the executive’s employment for any reason other than a termination upon or following the expiration of the employment agreement. The agreements also provide that if the executive is terminated without “cause” or the executive resigns with “good reason” prior to a “change in control” (as such terms are defined in the agreements), such executive will be entitled to receive (1) continued payment of his base salary and a monthly payment equal to the average of his annual bonuses received prior to termination divided by 12 for a period of time equal to (A) two years for Mr. Lunn and (B) 18 months for Messrs. Bialosky, Cantie and Lake; (2) continued welfare benefits coverage for a period of 18 months (two years for Mr. Lunn); and (3) a pro rata bonus for the year of termination. In addition, upon such termination of employment, Mr. Lunn will be entitled to (1) a supplemental retirement benefit equal to the excess of (A) the benefit Mr. Lunn would have earned under our U.K. defined benefit pension plan had Mr. Lunn participated and was credited with two additional years of service over (B) the benefit he would have earned under our U.K. defined benefit pension plan had he participated, without the benefit of the additional two years of service, payable monthly for a period of 24 months following his termination of employment and (2) two additional years of credited service under the Lucas Funded Executive Pension Scheme No. 4.

      The agreements additionally provide that if the executive is terminated without cause (other than due to his death or disability) or resigns with good reason prior to a change in control, but during a period of discussion in anticipation of a change in control, and such change in control subsequently occurs, he shall also be entitled to a lump sum payment, upon the change in control, equal to (1) the remainder of the cash severance benefits payable in clause (1) in the preceding paragraph, and (2) the sum of his base salary and average annual bonuses received prior to termination.

      The employment agreements also provide that if the executive is terminated without cause (other than due to his death or disability) or resigns with good reason following a change in control but prior to the first anniversary of such change in control, he will be entitled to receive: (1) a lump sum payment equal to the sum of (A) 1.5 times his base salary and average annual bonus (two times for Mr. Lunn) and (B) the sum of his base salary and average annual bonus multiplied by a fraction, the numerator of which is the number of months from the date of termination until the first anniversary of the change in control and the denominator of which is 12; (2) continued welfare benefit coverage and certain perquisites for a period of 18 months (24 months for Mr. Lunn); and (3) a pro rata bonus for the year of termination.

      In addition, in the case of the employment agreements for Messrs. Bialosky, Cantie and Lake, if TRW Automotive Inc. or TRW Limited (in the case of Mr. Lake) terminates the executive upon or following the expiration of his employment term, he will be entitled to a lump sum payment equal to his base salary and annual bonus, continued welfare benefits coverage for a period of one year and a pro rata bonus for the year of termination.

      Deferred Compensation Plan. We have adopted a voluntary nonqualified deferred compensation plan for a number of our senior executives. An executive can defer any cash award payable to him as a cash bonus or, if applicable, a cash award/performance unit payable to him pursuant to our wholly-owned subsidiary, TRW Automotive U.S. LLC’s strategic incentive program or similar long-term compensation program or other grant designated as being eligible for deferral that would be paid to him and considered to be “wages” for purposes of U.S. federal income tax withholding. Generally, the plan benefits are payable to the executive upon termination of his employment or at the option of the executive either five or ten years from the date of deposit.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table and accompanying footnotes show information regarding the beneficial ownership of our common stock as of March 8, 2004 by:

•	each person who is known by us to own beneficially more than 5% of our common stock;

•	each member of our board of directors and each of our named executive officers; and

•	all members of our board of directors and our executive officers as a group.

Name of Beneficial Owner	Number	Percent

Blackstone(1)	56,060,285	56.7
Northrop Grumman(2)	17,000,000	17.2
Peter G. Peterson(1)	56,060,285	56.7
Stephen A. Schwarzman(1)	56,060,285	56.7
Robert L. Friedman(1)	56,060,285	56.7
Neil P. Simpkins(1)	56,060,285	56.7
Joshua H. Astrof(3)	—	—
J. Michael Losh	—	—
Michael J. O’Neill	—	—
Paul H. O’Neill	—	—
John C. Plant (4)(5)	590,000	*
Steven Lunn(4)	302,000	*
Peter J. Lake(4)	220,000	*
Joseph S. Cantie(4)	150,000	*
David L. Bialosky(4)	120,000	*
All directors and executive officers as a group (11 persons)	1,382,000	*

*	Less than 1% of shares of common stock outstanding (excluding, in the case of all directors and executive officers as a group, shares beneficially owned by Blackstone).

(1)	Shares shown as beneficially owned by Blackstone are held directly by Automotive Investors L.L.C. (“AIL”), a Delaware limited liability company, Blackstone Family Investment Partnership IV-A L.P., Blackstone Capital Partners IV-A L.P., Blackstone Capital Partners IV L.P. and Blackstone Automotive Co-Invest Capital Partners L.P. are members of AIL and collectively have investment and voting control over our shares held by AIL. Blackstone Management Associates IV L.L.C. is the sole general partner of each of these entities. Messrs. Friedman and Simpkins are members of Blackstone Management Associates IV L.L.C., which has investment and voting control over the shares controlled by each of these entities, and may be deemed to be beneficial owners of such shares. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of Blackstone and, as such may also be deemed to share beneficial ownership of the shares controlled by these entities. Each of Blackstone Management Associates IV L.L.C. and Messrs. Friedman, Simpkins, Peterson and Schwarzman disclaims beneficial ownership of such shares. The address of each of the Blackstone entities is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(2)	Northrop Grumman owns its shares indirectly through one or more of its subsidiaries. The address of Northrop Grumman is 1840 Century Park East, Los Angeles, California 90067.

(3)	Mr. Astrof is an employee of Blackstone, but does not have investment or voting control over the shares beneficially owned by Blackstone.

(4)	Shares shown as beneficially owned by the executive officers include shares underlying stock options which are exercisable or may be exercised within 60 days as follows: (1) 390,000 shares for Mr. Plant, (2) 192,000 shares for Mr. Lunn, (3) 120,000 shares for Mr. Lake, (4) 100,000 shares for Mr. Cantie and (5) 80,000 shares for Mr. Bialosky.

(5)	200,000 of the shares and 360,000 of the options shown as beneficially owned by Mr. Plant are held directly by a limited liability company and a trust, respectively, set up for his estate planning purposes.

Equity Compensation Plan Information

      The following table provides information about our equity compensation plans as of December 31, 2003 (as adjusted to reflect the 100 for 1 stock split effected January 27, 2004).

	Number of Securities to be	Weighted-Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Future Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans(1)

Equity compensation plans approved by security holders(2)	9,644,400	$16.00	7,139,550
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	9,644,400	$16.00	7,139,550

(1)	Excludes securities reflected in the first column, “Number of Securities to be issued upon exercise of outstanding options, warrants and rights.”

(2)	The TRW Automotive Holdings Corp. 2003 Stock Incentive Plan was approved by our stockholders prior to our initial public offering. See “ITEM 11. Executive Compensation — Stock Incentive Plan” for a description of the material terms of the plan.

Item 13.	Certain Relationships and Related Transactions

The Master Purchase Agreement

      On November 18, 2002, Northrop Grumman and BCP Acquisition Company L.L.C., a Delaware limited liability company and an affiliate of Blackstone, signed a master purchase agreement providing for the acquisition by TRW Automotive Inc. (formerly known as TRW Automotive Acquisition Corp.) of the shares of the subsidiaries of TRW Inc. engaged in the automotive business. On December 20, 2002, after completion of the Merger, TRW and the former TRW Automotive Inc. became signatories to the master purchase agreement. The master purchase agreement contains customary representations and warranties, covenants and other agreements and provides for indemnification for losses relating to specified events, circumstances or matters. Northrop Grumman has agreed to indemnify us from certain liabilities, including:

•	any losses or damages arising from the inaccuracy or breach of any representation or warranty of Northrop Grumman, TRW or the former TRW Automotive Inc. contained in the master purchase agreement or any of the ancillary agreements described below;

•	50% of any environmental liabilities (subject to certain exceptions) associated with the operation or ownership of TRW’s automotive business on or prior to the Acquisition, regardless of whether the liabilities arise before or after the Acquisition; and

•	specified tax losses or liabilities, including, among others, those associated with TRW’s automotive business relating to specified tax amounts due on or prior to the Acquisition.

      Northrop Grumman’s indemnification obligation with respect to breaches of representations and warranties referred to above is subject to a $50 million deductible (other than losses from certain specified matters not subject to the deductible) and to a $500 million cap (other than losses from certain specified representations and warranties as to which this cap does not apply).

      In addition, under the master purchase agreement, Northrop Grumman was obligated to indemnify us for certain cash OPEB payments. However, following the occurrence of our initial public offering, such payments with respect to the OPEB indemnity will instead be paid to the stockholders as of the closing of the Acquisition who remain stockholders as of the date of such payment, in proportion to their beneficial ownership of our voting securities as of such date of payment.

      We are also required to indemnify Northrop Grumman, TRW and their respective affiliates from liabilities arising from certain specified matters, including the inaccuracy or breach of any representation or warranty of BCP Acquisition Company L.L.C., the liabilities designated as “Automotive Liabilities” under the master purchase agreement and specified tax losses or liabilities.

Ancillary Agreements to The Master Purchase Agreement

      Pursuant to the master purchase agreement described above, we and our subsidiary, TRW Automotive Inc., entered into the following ancillary agreements with Northrop Grumman or certain of its affiliates on or prior to the closing of the Acquisition.

      Intellectual Property License Agreements. Under the intellectual property license agreements, (1) TRW granted to TRW Automotive Inc., subject to certain restrictions, a perpetual, non-exclusive, royalty-free, worldwide license to use certain intellectual property rights owned by TRW that are necessary to conduct TRW Automotive Inc.’s business in its current form, and (2) TRW Automotive Inc. granted to TRW, subject to certain restrictions, a perpetual, non-exclusive, royalty-free, worldwide license to use certain intellectual property rights, including trademark rights, that TRW Automotive Inc. owns after the Acquisition in all fields outside of the automotive field.

      Transition Services Agreement. The transition services agreement provides for certain administrative, treasury, risk management and other services and support (1) that are provided by TRW to TRW Automotive Inc., and (2) that are provided by TRW Automotive Inc. to TRW, in each case for specified terms of up to one year after the Acquisition.

      Employee Matters Agreement. The employee matters agreement provides for the allocation between TRW and TRW Automotive Inc. of certain assets and liabilities and certain other matters relating to employees, employee benefit plans and compensation agreements. For a period of one year following the closing of the Acquisition, all individuals who become employees of TRW Automotive Inc. as a result of the Acquisition, referred to as the “Transferred Employees,” are provided compensation and employee benefits that are no less favorable, in the aggregate, than the compensation and employee benefits provided by TRW and its affiliates. Pursuant to the employee matters agreement or by operation of law upon the closing date of the Acquisition, TRW Automotive Inc. assumed sponsorship of certain employee benefit plans and arrangements previously maintained by TRW or its subsidiaries for the Transferred Employees prior to the Acquisition, and TRW Automotive Inc. received a transfer of assets from TRW and its affiliates from funding arrangements maintained attendant to such employee benefit plans and arrangements.

      Insurance Allocation Agreement. The insurance allocation agreement allocates between TRW and TRW Automotive Inc. certain rights and obligations with respect to insurance policies of TRW that were in effect prior to the closing of the Acquisition. Generally, insurance coverages related to TRW liabilities were retained by TRW, and insurance coverages related to TRW Automotive Inc.’s liabilities were assigned to TRW Automotive Inc. TRW Automotive Inc. agreed to relinquish any claims to future payments from TRW’s captive insurance companies, and to indemnify TRW against future claims brought against the captive insurance companies with respect to TRW Automotive Inc.’s liabilities. Similarly, TRW Automotive Inc.

agreed to bear certain costs related to reinsurance that had been provided by TRW’s captive insurance company to commercial insurers with respect to TRW Automotive Inc.’s liabilities. TRW is obligated to assist TRW Automotive Inc., if requested, in carrying out certain risk-management-related tasks, and TRW Automotive Inc. is obligated to reimburse TRW for its out-of-pocket costs and expenses reasonably incurred in providing such assistance.

      Stockholders Agreement. We, Automotive Investors L.L.C., or AIL, and Northrop Grumman entered into a stockholders agreement on the closing of the Acquisition. Blackstone and certain other equity investors hold their equity interests in us indirectly through equity interests in AIL. On January 28, 2004, we entered into a second amended and restated stockholders agreement. The amended and restated stockholders agreement provides for our governance and the governance of TRW Automotive Inc., and provides specific restrictions and stockholder rights, such as registration rights and co-sale rights, with respect to certain sales of our capital stock. We refer to the second amended and restated stockholders agreement as the stockholders agreement in this report.

      All significant decisions involving us or our direct or indirect subsidiaries require the approval of our board of directors, acting by a simple majority vote. The stockholders agreement provides that our board of directors initially consist of six members, which, subject to the provision described below, may be increased to not more than nine members at the discretion of the board of directors. AIL is entitled to designate all nominees for election to the board of directors other than a nominee whom Northrop Grumman is entitled to designate and our chief executive officer; provided that the sixth and seventh such nominees shall not be affiliates of Blackstone. Our board of directors currently consists of seven members. In connection with our initial public offering, or as otherwise required by applicable law, the board of directors may be expanded to include such additional independent directors as may be required by the rules of the New York Stock Exchange on which the shares of our common stock are expected to be traded, with such independent directors to be selected by the board of directors.

      Under the stockholders agreement, Northrop Grumman and its affiliates may not sell, dispose of or hedge any of the shares of our common stock held by its affiliate for a period of 180 days after the completion of our initial public offering. We and AIL have agreed with the underwriters not to amend or waive the foregoing provision of the stockholders agreement with regard to any sale, disposition or transfer of shares of our common stock held by Northrop Grumman, except with the prior written consent of Goldman, Sachs & Co., Credit Suisse First Boston LLC and J.P. Morgan Securities Inc.

      The stockholders party to the stockholders agreement have agreed not to transfer their shares of our common stock without offering to each other a right of first refusal, subject to certain exceptions, including registered sales and sales approved by stockholders owning at least a majority of the then-outstanding shares of our common stock. Any stockholder party to this agreement transferring at least a majority of our outstanding stock in a transaction has the right to drag along the other stockholders party to this agreement in such transaction and is subject to the right of such other stockholders to tag along in such transaction.

      The stockholders agreement provides that any stockholder holding shares representing over 18% or, after January 28, 2008, the percentage will be reduced to 10% of the then-outstanding shares of our common stock has the ability to require us to register the resale of such stockholder’s shares. Accordingly, Blackstone, which beneficially owns approximately 56 million shares, or 56.7%, through AIL, will have the ability to require us to register the resale of its shares. If Northrop Grumman becomes a beneficial owner of over 18% of our then-outstanding shares after our initial public offering (other than by acquiring additional shares), it could also require us to register the resale of some or all of its shares. The demand registration rights that the over-18% stockholders have include the right to request us to put up a shelf registration statement permitting the relevant stockholders to sell into the market from time to time over an extended period of time. In addition, Blackstone and Northrop Grumman will have the ability to exercise certain piggyback registration rights in connection with other registered offerings. Pursuant to the stockholders agreement, AIL has agreed for the benefit of Northrop Grumman that AIL would exercise one of its demand registration rights to require us to register a certain number of Northrop Grumman’s shares on or before March 31, 2005, unless Northrop Grumman has been given a prior opportunity to register such number of its shares pursuant to its piggyback rights in connection with a registration initiated by us before that date or unless otherwise agreed between AIL and Northrop Grumman. The number of shares subject to such agreement is equal to the number that would enable Northrop Grumman to retain the same percentage ownership interest in us relative to the percentage ownership interest held by AIL prior to our initial public offering. Thereafter, Northrop Grumman would have a right to participate in any registrations initiated by AIL on a pro rata basis.

      Transaction and Monitoring Fee Agreement. In connection with the Acquisition, Blackstone entered into a transaction and monitoring fee agreement whereby Blackstone agreed to provide us monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with our and our subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. For these services, we paid an upfront transaction and advisory fee of $49 million upon closing of the Acquisition, and have agreed to pay an annual monitoring fee of $5 million. Blackstone may elect, at any time, to receive, in lieu of annual payments of the monitoring fee, a single lump sum cash payment equal to the then-present value of all then-current and future monitoring fees payable under this agreement, assuming the termination date to be the tenth anniversary of the closing date of the Acquisition. We agreed to indemnify Blackstone and its affiliates, directors, officers and representatives for losses relating to the services contemplated by the transaction and monitoring fee agreement and the engagement of Blackstone pursuant to, and the performance by Blackstone of the services contemplated by, the transaction and monitoring fee agreement. The agreement terminates on the earliest of (1) the date on which Blackstone owns less than 5% of the number of shares of our common stock then outstanding, (2) Blackstone elects to receive a single lump sum cash payment in lieu of annual payments of the monitoring fee and (3) such earlier date as we and Blackstone may mutually agree upon.

      Employee Stockholders Agreement. We, AIL, an affiliate of Northrop Grumman and our management group entered into an employee stockholders agreement as of the closing of the Acquisition. The employee stockholders agreement provides for certain restrictions and rights in connection with certain sales of shares of our common stock held by our management stockholders.

      Under the employee stockholders agreement, our management stockholders may not sell, dispose of or hedge any of their shares of our common stock, subject to certain exceptions, for a period of 180 days after the consummation of our initial public offering, without the prior written consent of AIL. We and AIL have agreed with the underwriters not to amend or waive the foregoing provision of the employee stockholders agreement or to consent to any sale, disposition or transfer of shares of our common stock held by our management stockholders, except with the prior written consent of Goldman, Sachs & Co., Credit Suisse First Boston LLC and J.P. Morgan Securities Inc.

      Any stockholders party to this agreement transferring at least a majority of our outstanding stock in a transaction has the right to drag along the other stockholders in such transaction and is subject to the right of such other stockholders to tag along in such transaction. Following 180 days after our initial public offering, our management stockholders are entitled to piggyback registration rights exercisable in connection with any other registrations initiated by us or AIL under the stockholders agreement.

      Prior to six months after our initial public offering, each management stockholder has the right to sell to us his or her shares in the event of death or disability, and we have the right, but not the obligation, to purchase his or her shares in the event of his or her termination of employment with us. In addition, until six months after our initial public offering, each management stockholder has agreed to vote his or her shares consistent with the vote of AIL and approve all actions approved by our board of directors.

      Northrop Grumman Subordinated Note. As part of the consideration for the Acquisition, TRW Automotive Intermediate Holdings issued a $600 million face amount subordinated 8% pay-in-kind note due 2018 to an affiliate of Northrop Grumman.

      The Northrop Grumman subordinated note will mature on the fifteenth anniversary of the issue date, or the twelfth anniversary if, on or at any date after the fifth anniversary of the closing date of the Acquisition, the debt rating on our lowest rated securities is investment grade. The pay-in-kind note bears interest at 8% per year initially, payable in kind at the option of TRW Automotive Intermediate Holdings until maturity, with an increase to 10% per year from the first date on or after the fifth anniversary of the closing date of the Acquisition that the debt rating on our lowest rated securities is investment grade. We have valued the note based on the 15-year life and 8% pay-in-kind interest and determined that the fair value of this note at March 1, 2003 was $348 million using a 12% discount rate. Notwithstanding TRW Automotive Intermediate Holdings’ option to make cash interest payments, the indentures governing the notes prohibit the payment of dividends by TRW Automotive Inc. to TRW Automotive Intermediate Holdings for the purpose of making any payments in respect of, or otherwise servicing the obligations represented by, the Northrop Grumman subordinated note. If TRW Automotive Intermediate Holdings declares and pays a dividend (other than a stock dividend and subject to certain other exceptions) to its stockholders, then commencing on the payment date for such dividend, interest on the note will thereafter be payable in cash, in quarterly installments.

      Share Repurchase Agreement. AIL, an affiliate of Blackstone, has the right to cause us to register for sale the shares to be repurchased under the terms of the stockholders agreement described in this section. In place of registration, we entered into a share repurchase agreement with AIL in connection with entering into an underwriting agreement prior to the consummation of our initial public offering. Under the terms of the share repurchase agreement, we used approximately $331 million of the net proceeds from our initial public offering to repurchase 12,068,965 shares of our common stock held by AIL at a price per share equal to the proceeds per share less the underwriting discounts we received from our offering (or $26.46 per share). AIL paid $10.00 per share for the 12,068,965 shares (after giving effect to the 100 for 1 stock split) which were repurchased by us for a total consideration of $120,689,650, or $681,292,500 for all of the 68,129,250 shares it held prior to the repurchase.

      The share repurchase agreement provides that AIL was utilizing one of its demand registration rights in the offer and shall indemnify us for any losses, claims, damages or liabilities to which we may become subject insofar as such losses, claims, damages or liabilities arise out of, or are based on, statements provided to us by AIL pursuant to Items 403 and 507 of Regulation S-K.

      The shares repurchased were valued at the same price as the shares we offered the public. They were of the same class of common stock as the shares we offered and carry with them the same rights and preferences. AIL had the right to cause to register for sale these shares in connection with the offer under the terms of the stockholders agreement. Consistent with the terms of the stockholders agreement, AIL paid its share of the underwriting discounts relating to the proceeds from the offer used to redeem its shares, and we paid all other expenses relating to this offer. The net proceeds to AIL from the share repurchase were identical to the net proceeds it would have received had it required us to register for sale to the public the same number of shares in our initial public offering.

      After consultation with our advisors, our board of directors carefully considered the possible economic and legal consequences to us of the share repurchase and unanimously determined that a primary offering followed by a share repurchase at a repurchase price equal to the price offered to the public less the underwriting discounts would be no more disadvantageous to us than including the same number of shares held by AIL in our initial public offering registration statement pursuant to AIL’s exercise of one of its demand registration rights under the stockholder’s agreement.

      While our board of directors at the time of the approval of the repurchase included five members who are affiliates with AIL, it also includes (and at the time of the share repurchase included) one director who has been nominated by Northrop Grumman, one director who is a member of our management and one director who is fully independent. In addition, two more fully independent directors will be added within one year of our initial public offering, one of whom will be added within three months of our initial public offering. Our audit committee is currently chaired by our independent director, and in compliance with the New York Stock Exchange Rules for a controlled company, our audit committee will be fully independent within one year of the completion of this offer. Regardless of their affiliation, all of our directors have fiduciary duties under Delaware corporate law. Accordingly, to carry out its fiduciary duty, our board of directors consults its advisors and carefully considers various factors in approving any transaction that we may enter into. In approving a transaction with an affiliate, such as the share repurchase, our board of directors acts in compliance with the safe harbor provided by Section 144(a)(1) of the Delaware General Corporation Law, which generally provides that an interested director transaction shall not be void or voidable solely because the interested director is present at or participates in the board meeting authorizing the transaction if the material facts as to the director’s interest are disclosed or known to the board and the board or committee authorizes the transaction by the affirmative votes of a majority of the disinterested directors. Consistent with this safe harbor, the share repurchase was approved unanimously by our board of directors, which includes disinterested directors.

Item 14.	Principal Accounting Fees and Services

Audit Fees

      The aggregate fees for 2003 audit services provided to the Company and its subsidiaries by Ernst & Young LLP were approximately $7.083 million. Such fees related to its audit of our 2003 financial statements, review of the financial statements included in quarterly reports on Form 10-Q for 2003, statutory audits, reviews of registration statements, issuance of comfort letter and consents and consultations.

Audit-Related Fees

      Audit-related services provided to the Company and its subsidiaries by Ernst & Young LLP for 2003 amounted to $1.719 million, consisting primarily of internal control reviews, audits of carve-out financial statements for operations intended for divestiture, due diligence associated with initial public offering and accounting consultations.

Tax Fees

      Fees for tax-related compliance and tax planning services provided to the Company and its subsidiaries by Ernst & Young LLP during 2003 were $5.32 million.

All Other Fees

      Fees for all other services provided to the Company and its subsidiaries by Ernst & Young LLP in 2003 were $52,000.

      In total, fees of $14.174 million were provided to the Company and its subsidiaries by Ernst & Young LLP in 2003, approximately 62% of which were audit or audit-related.

      The Audit Committee has considered the nature of the above-listed services provided by Ernst & Young LLP and determined that they are compatible with their provision of independent audit services. The Audit Committee has discussed these services with Ernst & Young LLP and management to determine that they are permitted under the Code of Professional Conduct of the American Institute of Certified Public Accountants and the auditor independence requirements of the U.S. Securities and Exchange Commission.

      We have implemented procedures to ensure full compliance with the provisions of the Sarbanes-Oxley Act of 2002, including restrictions on the services which may be provided by Ernst & Young LLP. The Audit Committee believes that these restrictions would have had no significant effect on the nature and scope of services provided by Ernst & Young LLP in 2003 nor on our ability to procure accounting, tax or other professional services as required.

      The Audit Committee has also adopted procedures for pre-approving all audit and non-audit services provided by Ernst & Young LLP. These procedures include reviewing all requested audit and permitted non-audit services and a budget for such services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are recurring in nature and otherwise anticipated at the time the budget is submitted. Further Audit Committee approval is required to exceed the budget amount for a particular category of all audit and non-audit services by more than 10% or $20,000 and to engage the independent auditor for any non-audit services not included in the budget. For both types of pre-approval, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee also considers whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with our business, people, culture, accounting systems, risk profile, and whether the services enhance our ability to manage or control risks and improve audit quality. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee. The Audit Committee periodically monitors the services rendered and actual fees paid to the independent auditors to ensure that such services are within the parameters approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports On Form 8-K

			Page No.

a)	1)	Financial Statements	58
		Reports of Ernst & Young LLP, independent auditors	58
		Consolidated and Combined Statements of Operations for the Ten Months ended December 31, 2003 (Successor), the Two Months ended February 28, 2003 and the Years ended December 31, 2002 and 2001 (Predecessor)	60
		Consolidated and Combined Balance Sheets as of December 31, 2003 (Successor) and December 31, 2002 (Predecessor)	61
		Consolidated and Combined Statements of Cash Flows for the Ten Months ended December 31, 2003 (Successor), the Two Months ended February 28, 2003 and the Years ended December 31, 2002 and 2001 (Predecessor)	62
		Consolidated and Combined Statements of Changes in Stockholders’ Investment for the Ten Months ended December 31, 2003 (Successor), the Two Months ended February 28, 2003 and the Years ended December 31, 2002 and 2001 (Predecessor)	63
		Notes to Consolidated and Combined Financial Statements	64
	2)	Financial Statement Schedules —	127

SCHEDULE II

Valuation and Qualifying Accounts for the Ten months ended
December 31, 2003 and years ended December 31, 2002 and December 31, 2001

		Additions

			Charged
	Balance at	Charged to	(Credited)				Balance at
	Beginning	Costs and	to Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period

	(Dollars in millions)
Ten Months ended December 31, 2003
Allowance for doubtful accounts	$56	$3	$—		$(14	)(a)	$45
Deferred tax asset valuation allowance	315	48	(123	)(b)	(3	)(c)	237
Year ended December 31, 2002
Allowance for doubtful accounts	$41	$16	$—		$(4	)(a)	$53
Deferred tax asset valuation allowance	75	(18)	—		—		57
Year ended December 31, 2001
Allowance for doubtful accounts	$41	$10	$—		$(10	)(a)	$41
Deferred tax asset valuation allowance	103	(28)	—		—		75

(a) Uncollectible accounts charged off, net of recoveries.
(b) Accumulated other comprehensive losses for foreign currency translation relating to undistributed foreign earnings and reclassifications amongst deferred tax accounts.
(c) Goodwill for utilization of net operating losses.
The other schedules have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated and Combined Financial Statements or notes thereto.
3)	Exhibits (including those incorporated by reference)

Exhibit
Number		Exhibit Name

2	.1*	The Master Purchase Agreement, dated as of November 18, 2002, between BCP Acquisition Company L.L.C. and Northrop Grumman Corporation
2	.2*	Amendment No. 1, dated December 20, 2002, to the Master Purchase Agreement, dated as of November 18, 2002, among BCP Acquisition Company L.L.C., Northrop Grumman Corporation, TRW Inc. and TRW Automotive Inc.
2	.3*	Amendment No. 2, dated February 28, 2003, to the Master Purchase Agreement, dated as of November 18, 2002, among BCP Acquisition Company L.L.C., Northrop Grumman Corporation, Northrop Grumman Space & Mission Systems Corp. and TRW Automotive Inc.
3.1		Amended and Restated Certificate of Incorporation of TRW Automotive Holdings Corp.
3	.2*******	Amended and Restated By-Laws of TRW Automotive Holdings Corp.
4	.1******	Form of Certificate of Common Stock
4	.2*	Dollar Senior Notes Indenture dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee
4	.3*	Dollar Senior Notes Supplemental Indenture dated as of February 28, 2003 among the New Guarantors (as defined therein), TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee
4	.4*	Dollar Senior Subordinated Notes Indenture dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee
4	.5*	Dollar Senior Subordinated Notes Supplemental Indenture dated as of February 28, 2003 among the New Guarantors (as defined therein), TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee
4	.6*	Euro Senior Notes Indenture dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee
4	.7*	Euro Senior Notes Supplemental Indenture dated as of February 28, 2003 among the New Guarantors (as defined therein), TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee
4	.8*	Euro Senior Subordinated Notes Indenture dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee
4	.9*	Euro Senior Subordinated Notes Supplemental Indenture dated as of February 28, 2003 among the New Guarantors (as defined therein), TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee
4	.10*	9 3/8% $925,000,000 Senior Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and J.P. Morgan Securities Inc. for itself and on behalf of the Dollar Initial Purchasers (as defined therein)
4	.11*	Joinder to the 9 3/8% $925,000,000 Senior Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 28, 2003 among TRW Automotive Acquisition Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Inc. for itself and on behalf of the Dollar Initial Purchasers (as defined therein)
4	.12*	10 1/8% €200,000,000 Senior Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and J.P. Morgan Securities Ltd. for itself and on behalf of the Euro Initial Purchasers (as defined therein)
4	.13*	Joinder to the 10 1/8% €200,000,000 Senior Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 28, 2003 among TRW Automotive Acquisition Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Ltd. for itself and on behalf of the Euro Initial Purchasers (as defined therein)
4	.14*	11% $300,000,000 Senior Subordinated Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and J.P. Morgan Securities Inc. for itself and on behalf of the Dollar Initial Purchasers (as defined therein)

Exhibit
Number		Exhibit Name

4	.15*	Joinder to the 11% $300,000,000 Senior Subordinated Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 28, 2003 among TRW Automotive Acquisition Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Inc. for itself and on behalf of the Dollar Initial Purchasers (as defined therein)
4	.16*	11 3/4% €125,000,000 Senior Subordinated Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and J.P. Morgan Securities Ltd. for itself and on behalf of the Euro Initial Purchasers (as defined therein)
4	.17*	Joinder to the 11 3/4% €125,000,000 Senior Subordinated Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 28, 2003 among TRW Automotive Acquisition Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Ltd. for itself and on behalf of the Euro Initial Purchasers (as defined therein)
4	.18****	8% $600,000,000 Pay-in-kind Note dated as of February 28, 2003 due February 28, 2018 issued by TRW Automotive Intermediate Holdings Corp. to TRW Automotive Safety Systems Inc.
4	.19*****	Euro Senior Notes Second Supplemental Indenture dated as of December 4, 2003 among the Guarantors (as defined therein), TRW Automotive Inc. (formerly known as TRW Automotive Acquisition Corp.) and The Bank of New York, as Trustee
4	.20*****	Euro Senior Subordinated Notes Second Supplemental Indenture dated as of December 4, 2003 among the Guarantors (as defined therein), TRW Automotive Inc. (formerly known as TRW Automotive Acquisition Corp.) and The Bank of New York, as Trustee
4	.21******	Form of Rights Agreement dated January 23, 2004 between TRW Automotive Holdings Corp. and National City Bank as Rights Agent
10	.1*****	Second Amended and Restatement Credit Agreement dated as of January 9, 2004, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (formerly know as TRW Automotive Acquisition Corp.), the Foreign Subsidiary Borrowers party thereto, the Lenders party thereto from time to time, JP Morgan Chase Bank as Administrative Agent, Credit Suisse First Boston, Lehman Commercial Paper Inc., and Deutsche Bank Securities Inc., as Co-Syndication Agents, and Bank of America, N.A. as Documentation Agent
10	.2*	U.S. Guarantee and Collateral Agreement, dated and effective as of February 28, 2003, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Acquisition Corp., each other subsidiary of TRW Automotive Holdings Corp. party thereto, TRW Automotive Finance (Luxembourg), S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent
10	.3*	Finco Guarantee Agreement, dated as of February 28, 2003, between TRW Automotive Finance (Luxembourg), S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent
10	.4*	First-Tier Subsidiary Pledge Agreement, dated and effective as of February 28, 2003, among TRW Automotive Acquisition Corp., each subsidiary of TRW Automotive Acquisition Corp. party thereto and JP Morgan Chase Bank, as Collateral Agent
10	.5*	Receivables Purchase Agreement, dated as of February 28, 2003, among Kelsey-Hayes Company, TRW Automotive U.S. LLC, TRW Vehicle Safety Systems Inc. and Lake Center Industries Transportation, Inc., as sellers, TRW Automotive U.S. LLC, as seller agent and TRW Automotive Receivables LLC, as buyer
10	.6*	Transfer Agreement, dated as of February 28, 2003, between TRW Automotive Receivables LLC and TRW Automotive Global Receivables LLC
10	.7*	Receivables Loan Agreement, dated as of February 27, 2003, among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders and committed lenders party thereto, Credit Suisse First Boston, Hudson Castle Group Inc., Deutsche Bank AG London and JPMorgan Chase Bank, as funding agents, and JPMorgan Chase Bank as administrative agent

Exhibit
Number		Exhibit Name

10	.8*	Servicing Agreement, dated as of February 28, 2003, among TRW Automotive Global Receivables LLC, TRW Automotive U.S. LLC, as collection agent, the Persons identified on Schedule I thereto, as sub-collection agents, and JPMorgan Chase Bank, as administrative agent
10	.9*	Performance Guaranty, dated as of February 28, 2003, among TRW Automotive Acquisition Corp., the Persons identified on Schedule IV thereto, as performance guarantors, TRW Automotive Receivables LLC, TRW Automotive Global Receivables LLC, and JPMorgan Chase as administrative agent
10	.10**	Trust deed constituting £100,000,000 10% Bonds Due 2020, dated January 10, 1999, between Lucas Industries plc and The Law Debenture Trust Corporation p.l.c.
10	.11*	Intellectual Property License Agreement, dated as of February 28, 2003, between TRW Automotive Acquisition Corp. and Northrop Grumman Space and Missions Corp.
10	.12*	Intellectual Property License Agreement, dated as of February 28, 2003, between Northrop Grumman Space and Missions Corp. and TRW Automotive Acquisition Corp.
10	.13*	Transition Services Agreement, dated as of February 28, 2003, between TRW Inc. and TRW Automotive Acquisition Corp.
10	.14*	Employee Matters Agreement, dated as of February 28, 2003, between TRW Inc. and TRW Automotive Acquisition Corp.
10	.15*	Insurance Allocation Agreement, dated as of February 28, 2003, between TRW Inc. and TRW Automotive Acquisition Corp.
10	.16********	Second Amended and Restated Stockholders Agreement, dated as of January 28, 2004, between TRW Automotive Holdings Corp., Automotive Investors L.L.C. and Northrop Grumman Corporation
10	.17*	Transaction and Monitoring Fee Agreement, dated as of February 28, 2003, between TRW Automotive Acquisition Corp. and Blackstone Management Partners IV L.L.C.
10	.18*	Employee Stockholders Agreement, dated as of February 28, 2003, by and among TRW Automotive Holdings Corp. and the other parties named therein
10	.19*	Consent, dated as of April 4, 2003, between TRW Automotive Holdings Corp. and Automotive Investors L.L.C.
10	.20******	Amended and Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan
10	.21*	Form of General Non-Qualified Stock Option Agreement
10	.22*	Employment Agreement, dated as of February 6, 2003 between TRW Automotive Acquisition Corp., TRW Limited and John C. Plant
10	.23*	Employment Agreement, dated as of February 28, 2003 by and between TRW Automotive Acquisition Corp., TRW Limited and Steven Lunn
10	.24*	Employment Agreement, dated as of February 27, 2003 by and between TRW Limited and Peter J. Lake
10	.25*	Employment Agreement, dated as of February 13, 2003 by and between TRW Automotive Acquisition Corp. and Joseph S. Cantie
10	.26*	Employment Agreement dated as of February 13, 2003 by and between TRW Automotive Acquisition Corp. and David L. Bialosky
10	.27*	Retention Agreement, dated August 9, 2002, by and between Northrop Grumman Corporation and John C. Plant
10	.28**	Retention Agreement, dated August 9, 2002, by and between Northrop Grumman Corporation and Steven Lunn
10	.29**	Retention Agreement, dated August 9, 2002, by and between Northrop Grumman Corporation and Peter J. Lake
10	.30**	Retention Agreement, dated August 9, 2002, by and between Northrop Grumman Corporation and Joseph S. Cantie

Exhibit
Number		Exhibit Name

10	.31**	Retention Agreement, dated August 9, 2002, by and between Northrop Grumman Corporation and David L. Bialosky
10	.32*	Amended and Restated TRW Automotive Supplemental Retirement Income Plan, dated February 27, 2003
10	.33*	Letter Agreement, dated May 27, 2003, between John C. Plant and TRW Automotive Inc.
10	.34**	Lucas Funded Executive Pension Scheme No. 4
10	.35**	TRW Automotive Benefits Equalization Plan
10	.36**	TRW Automotive Deferred Compensation Plan
10	.37**	Amendment No. 1, dated as of April 30, 2003, to the Receivables Loan Agreement, dated as of February 27, 2003, among TRW Automotive Global Receivables LLC, as borrower, the existing conduit lenders, the new conduit lenders, existing committed lenders, new committed lenders, existing funding agents and new funding agents party thereto, and JPMorgan Chase Bank as administrative agent
10	.38**	Amendment No. 2, dated as of May 19, 2003, to the Receivables Loan Agreement, dated as of February 27, 2003, among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders and the funding agents party thereto and JPMorgan Chase Bank, as administrative agent
10	.39***	Amendment No. 3, dated as of September 26, 2003, to the Receivables Loan Agreement, dated as of February 27, 2003, among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders and the funding agents party thereto and JPMorgan Chase Bank, as administrative agent
10	.40*****	Amendment No. 4, dated as of January 8, 2004, to the Receivables Loan Agreement, dated as of February 27, 2003, among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders and the funding agents party thereto and JPMorgan Chase Bank, as administrative agent
10	.41*****	Amendment No. 5, dated as of January 8, 2004, to the Receivables Loan Agreement, dated as of February 27, 2003, among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders and the funding agents party thereto and JPMorgan Chase Bank, as administrative agent
10	.42******	Form of Share Repurchase Agreement between TRW Automotive Holdings Corp. and Automotive Investors L.L.C.
21.1		List of Subsidiaries
31(a)		Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31(b)		Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32(a)		Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
32(b)		Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.

**	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003.

***	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on October 30, 2003.

****	Incorporated by reference to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on November 14, 2003.

*****	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 15, 2004.

******	Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 26, 2004.

*******	Incorporated by reference to Amendment No. 6 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 27, 2004.

********	Incorporated by reference to Amendment No. 7 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 29, 2004.

      (b) Reports on Form 8-K

      During the last quarter of the period covered, the following reports on Form 8-K were filed:

      None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRW AUTOMOTIVE HOLDINGS CORP.
(Registrant)

By:	/s/ JOSEPH S. CANTIE

Joseph S. Cantie
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 29, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 29, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JOHN C. PLANT John C. Plant	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOSEPH S. CANTIE Joseph S. Cantie	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ TAMMY S. MITCHELL Tammy S. Mitchell	Controller (Principal Accounting Officer)

/s/ ROBERT L. FRIEDMAN Robert L. Friedman	Director

/s/ NEIL P. SIMPKINS Neil P. Simpkins	Director

/s/ JOSHUA H. ASTROF Joshua H. Astrof	Director

/s/ J. MICHAEL LOSH J. Michael Losh	Director

/s/ MICHAEL J. O’NEILL Michael J. O’Neill	Director

/s/ PAUL H. O’NEILL Paul H. O’Neill	Director

10-K EXHIBIT INDEX

Exhibit No		Description

2	.1*	The Master Purchase Agreement, dated as of November 18, 2002, between BCP Acquisition Company L.L.C. and Northrop Grumman Corporation
2	.2*	Amendment No. 1, dated December 20, 2002, to the Master Purchase Agreement, dated as of November 18, 2002, among BCP Acquisition Company L.L.C., Northrop Grumman Corporation, TRW Inc. and TRW Automotive Inc.
2	.3*	Amendment No. 2, dated February 28, 2003, to the Master Purchase Agreement, dated as of November 18, 2002, among BCP Acquisition Company L.L.C., Northrop Grumman Corporation, Northrop Grumman Space & Mission Systems Corp. and TRW Automotive Inc.
3.1		Amended and Restated Certificate of Incorporation of TRW Automotive Holdings Corp.
3	.2*******	Amended and Restated By-Laws of TRW Automotive Holdings Corp.
4	.1******	Form of Certificate of Common Stock
4	.2*	Dollar Senior Notes Indenture dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee
4	.3*	Dollar Senior Notes Supplemental Indenture dated as of February 28, 2003 among the New Guarantors (as defined therein), TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee
4	.4*	Dollar Senior Subordinated Notes Indenture dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee
4	.5*	Dollar Senior Subordinated Notes Supplemental Indenture dated as of February 28, 2003 among the New Guarantors (as defined therein), TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee
4	.6*	Euro Senior Notes Indenture dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee
4	.7*	Euro Senior Notes Supplemental Indenture dated as of February 28, 2003 among the New Guarantors (as defined therein), TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee
4	.8*	Euro Senior Subordinated Notes Indenture dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee
4	.9*	Euro Senior Subordinated Notes Supplemental Indenture dated as of February 28, 2003 among the New Guarantors (as defined therein), TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee
4	.10*	9 3/8% $925,000,000 Senior Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and J.P. Morgan Securities Inc. for itself and on behalf of the Dollar Initial Purchasers (as defined therein)
4	.11*	Joinder to the 9 3/8% $925,000,000 Senior Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 28, 2003 among TRW Automotive Acquisition Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Inc. for itself and on behalf of the Dollar Initial Purchasers (as defined therein)
4	.12*	10 1/8% £200,000,000 Senior Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and J.P. Morgan Securities Ltd. for itself and on behalf of the Euro Initial Purchasers (as defined therein)
4	.13*	Joinder to the 10 1/8% £200,000,000 Senior Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 28, 2003 among TRW Automotive Acquisition Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Ltd. for itself and on behalf of the Euro Initial Purchasers (as defined therein)

Exhibit No		Description

4	.14*	11% $300,000,000 Senior Subordinated Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and J.P. Morgan Securities Inc. for itself and on behalf of the Dollar Initial Purchasers (as defined therein)
4	.15*	Joinder to the 11% $300,000,000 Senior Subordinated Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 28, 2003 among TRW Automotive Acquisition Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Inc. for itself and on behalf of the Dollar Initial Purchasers (as defined therein)
4	.16*	11 3/4% €125,000,000 Senior Subordinated Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and J.P. Morgan Securities Ltd. for itself and on behalf of the Euro Initial Purchasers (as defined therein)
4	.17*	Joinder to the 11 3/4% €125,000,000 Senior Subordinated Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 28, 2003 among TRW Automotive Acquisition Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Ltd. for itself and on behalf of the Euro Initial Purchasers (as defined therein)
4	.18****	8% $600,000,000 Pay-in-kind Note dated as of February 28, 2003 due February 28, 2018 issued by TRW Automotive Intermediate Holdings Corp. to TRW Automotive Safety Systems Inc.
4	.19*****	Euro Senior Notes Second Supplemental Indenture dated as of December 4, 2003 among the Guarantors (as defined therein), TRW Automotive Inc. (formerly known as TRW Automotive Acquisition Corp.) and The Bank of New York, as Trustee
4	.20*****	Euro Senior Subordinated Notes Second Supplemental Indenture dated as of December 4, 2003 among the Guarantors (as defined therein), TRW Automotive Inc. (formerly known as TRW Automotive Acquisition Corp.) and The Bank of New York, as Trustee
4	.21******	Form of Rights Agreement dated January 23, 2004 between TRW Automotive Holdings Corp. and National City Bank as Rights Agent
10	.1*****	Second Amended and Restatement Credit Agreement dated as of January 9, 2004, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (formerly know as TRW Automotive Acquisition Corp.), the Foreign Subsidiary Borrowers party thereto, the Lenders party thereto from time to time, JP Morgan Chase Bank as Administrative Agent, Credit Suisse First Boston, Lehman Commercial Paper Inc., and Deutsche Bank Securities Inc., as Co-Syndication Agents, and Bank of America, N.A. as Documentation Agent
10	.2*	U.S. Guarantee and Collateral Agreement, dated and effective as of February 28, 2003, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Acquisition Corp., each other subsidiary of TRW Automotive Holdings Corp. party thereto, TRW Automotive Finance (Luxembourg) S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent
10	.3*	Finco Guarantee Agreement, dated as of February 28, 2003, between TRW Automotive Finance (Luxembourg) S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent
10	.4*	First-Tier Subsidiary Pledge Agreement, dated and effective as of February 28, 2003, among TRW Automotive Acquisition Corp., each subsidiary of TRW Automotive Acquisition Corp. party thereto and JP Morgan Chase Bank, as Collateral Agent
10	.5*	Receivables Purchase Agreement, dated as of February 28, 2003, among Kelsey-Hayes Company, TRW Automotive U.S. LLC, TRW Vehicle Safety Systems Inc. and Lake Center Industries Transportation, Inc., as sellers, TRW Automotive U.S. LLC, as seller agent and TRW Automotive Receivables LLC, as buyer
10	.6*	Transfer Agreement, dated as of February 28, 2003, between TRW Automotive Receivables LLC and TRW Automotive Global Receivables LLC

Exhibit No		Description

10	.7*	Receivables Loan Agreement, dated as of February 27, 2003, among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders and committed lenders party thereto, Credit Suisse First Boston, Hudson Castle Group Inc., Deutsche Bank AG London and JPMorgan Chase Bank, as funding agents, and JPMorgan Chase Bank as administrative agent
10	.8*	Servicing Agreement, dated as of February 28, 2003, among TRW Automotive Global Receivables LLC, TRW Automotive U.S. LLC, as collection agent, the Persons identified on Schedule I thereto, as sub-collection agents, and JPMorgan Chase Bank, as administrative agent
10	.9*	Performance Guaranty, dated as of February 28, 2003, among TRW Automotive Acquisition Corp., the Persons identified on Schedule IV thereto, as performance guarantors, TRW Automotive Receivables LLC, TRW Automotive Global Receivables LLC, and JPMorgan Chase as administrative agent
10	.10**	Trust deed constituting £100,000,000 10% Bonds Due 2020, dated January 10, 1999, between Lucas Industries plc and The Law Debenture Trust Corporation p.l.c.
10	.11*	Intellectual Property License Agreement, dated as of February 28, 2003, between TRW Automotive Acquisition Corp. and Northrop Grumman Space and Missions Corp.
10	.12*	Intellectual Property License Agreement, dated as of February 28, 2003, between Northrop Grumman Space and Missions Corp. and TRW Automotive Acquisition Corp.
10	.13*	Transition Services Agreement, dated as of February 28, 2003, between TRW Inc. and TRW Automotive Acquisition Corp.
10	.14*	Employee Matters Agreement, dated as of February 28, 2003, between TRW Inc. and TRW Automotive Acquisition Corp.
10	.15*	Insurance Allocation Agreement, dated as of February 28, 2003, between TRW Inc. and TRW Automotive Acquisition Corp.
10	.16********	Second Amended and Restated Stockholders Agreement, dated as of January 28, 2004, between TRW Automotive Holdings Corp., Automotive Investors L.L.C. and Northrop Grumman Corporation
10	.17*	Transaction and Monitoring Fee Agreement, dated as of February 28, 2003, between TRW Automotive Acquisition Corp. and Blackstone Management Partners IV L.L.C.
10	.18*	Employee Stockholders Agreement, dated as of February 28, 2003, by and among TRW Automotive Holdings Corp. and the other parties named therein
10	.19*	Consent, dated as of April 4, 2003, between TRW Automotive Holdings Corp. and Automotive Investors L.L.C.
10	.20******	Amended and Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan
10	.21*	Form of General Non-Qualified Stock Option Agreement
10	.22*	Employment Agreement, dated as of February 6, 2003 between TRW Automotive Acquisition Corp., TRW Limited and John C. Plant
10	.23*	Employment Agreement, dated as of February 28, 2003 by and between TRW Automotive Acquisition Corp., TRW Limited and Steven Lunn
10	.24*	Employment Agreement, dated as of February 27, 2003 by and between TRW Limited and Peter J. Lake
10	.25*	Employment Agreement, dated as of February 13, 2003 by and between TRW Automotive Acquisition Corp. and Joseph S. Cantie
10	.26*	Employment Agreement dated as of February 13, 2003 by and between TRW Automotive Acquisition Corp. and David L. Bialosky
10	.27*	Retention Agreement, dated August 9, 2002, by and between Northrop Grumman Corporation and John C. Plant
10	.28**	Retention Agreement, dated August 9, 2002, by and between Northrop Grumman Corporation and Steven Lunn
10	.29**	Retention Agreement, dated August 9, 2002, by and between Northrop Grumman Corporation and Peter J. Lake

Exhibit No		Description

10	.30**	Retention Agreement, dated August 9, 2002, by and between Northrop Grumman Corporation and Joseph S. Cantie
10	.31**	Retention Agreement, dated August 9, 2002, by and between Northrop Grumman Corporation and David L. Bialosky
10	.32*	Amended and Restated TRW Automotive Supplemental Retirement Income Plan, dated February 27, 2003
10	.33*	Letter Agreement, dated May 27, 2003, between John C. Plant and TRW Automotive Inc.
10	.34**	Lucas Funded Executive Pension Scheme No. 4
10	.35**	TRW Automotive Benefits Equalization Plan
10	.36**	TRW Automotive Deferred Compensation Plan
10	.37**	Amendment No. 1, dated as of April 30, 2003, to the Receivables Loan Agreement, dated as of February 27, 2003, among TRW Automotive Global Receivables LLC, as borrower, the existing conduit lenders, the new conduit lenders, existing committed lenders, new committed lenders, existing funding agents and new funding agents party thereto, and JPMorgan Chase Bank as administrative agent
10	.38**	Amendment No. 2, dated as of May 19, 2003, to the Receivables Loan Agreement, dated as of February 27, 2003, among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders and the funding agents party thereto and JPMorgan Chase Bank, as administrative agent
10	.39***	Amendment No. 3, dated as of September 26, 2003, to the Receivables Loan Agreement, dated as of February 27, 2003, among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders and the funding agents party thereto and JPMorgan Chase Bank, as administrative agent
10	.40*****	Amendment No. 4, dated as of January 8, 2004, to the Receivables Loan Agreement, dated as of February 27, 2003, among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders and the funding agents party thereto and JPMorgan Chase Bank, as administrative agent
10	.41*****	Amendment No. 5, dated as of January 8, 2004, to the Receivables Loan Agreement, dated as of February 27, 2003, among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders and the funding agents party thereto and JPMorgan Chase Bank, as administrative agent
10	.42******	Form of Share Repurchase Agreement between TRW Automotive Holdings Corp. and Automotive Investors L.L.C.
21.1		List of Subsidiaries
31	(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31	(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32	(a)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
32	(b)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.

**	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003.

***	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on October 30, 2003.

****	Incorporated by reference to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on November 14, 2003.

*****	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 15, 2004.

******	Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 26, 2004.

*******	Incorporated by reference to Amendment No. 6 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 27, 2004.

********	Incorporated by reference to Amendment No. 7 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 29, 2004.