Form 10-Q
period 2004-03-31
TRW AUTOMOTIVE HOLDINGS CORP
filed 2004-05-07
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                                            to                                            .

Commission File No. 001-31970

TRW Automotive Holdings Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	81-0597059 (I.R.S. Employer Identification Number)

12025 Tech Center Drive
Livonia, Michigan 48150
(734) 266-2600
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
c
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of March 26, 2004, the number of shares outstanding of the registrant’s Common Stock was 98,914,266 shares.

TRW Automotive Holdings Corp.

Index

		Page
PART I – FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS	1
	Consolidated and Combined Statements of Operations
	Consolidated Balance Sheets
	Consolidated and Combined Statements of Cash Flows
	Consolidated Statement of Changes in Stockholders’ Equity
	Notes to Consolidated and Combined Interim Financial Statements
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39
ITEM 4.	CONTROLS AND PROCEDURES	40
PART II – OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	41
ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	41
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	42
ITEM 5.	OTHER INFORMATION	42
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	43
2003 Stock Incentive Plan
Executive Supplemental Retirement Plan
Amendment to Employment Agreement - David Bialosky
Amendment to Employment Agreement - Joseph Cantie
Amendment to Employment Agreement - Peter Lake
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

TRW Automotive Holdings Corp.

Consolidated and Combined Interim Statements of Operations

	Successor		Predecessor
	Three months	One month	Two months
	ended	ended	ended
	March 26,	March 28,	February 28,
(In millions, except per share amounts)	2004	2003	2003
	(Unaudited)	(Unaudited)
Sales	$2,923	$940	$1,916
Cost of sales	2,604	863	1,686

Gross profit	319	77	230
Administrative and selling expenses	124	38	100
Research and development expenses	37	13	27
Amortization of intangible assets	9	1	2
Other (income) expense — net	(4)	(6)	4

Operating income	153	31	97
Interest expense, net	63	42	47
Loss on retirement of debt	47	—	—
Loss on sales of receivables	—	18	—

Earnings (losses) before income taxes	43	(29)	50
Income tax expense	41	17	19

Net earnings (losses)	$2	$(46)	$31

Basic earnings (losses) per share:
Earnings (losses) per share	$0.02	$(0.53)

Weighted average shares	94.3	86.8

Diluted earnings (losses) per share:
Earnings (losses) per share	$0.02	$(0.53)

Weighted average shares	97.8	86.8

See accompanying notes to consolidated and combined interim financial statements.

TRW Automotive Holdings Corp.

Consolidated Balance Sheets

	As of
	March 26,	December 31,
(Dollars in millions)	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$449	$828
Marketable securities	16	16
Accounts receivable, net	2,115	1,643
Inventories	564	635
Prepaid expenses	93	73
Deferred income taxes	120	120

Total current assets	3,357	3,315
Property, plant and equipment	2,826	2,877
Less accumulated depreciation and amortization	471	378

Total property, plant and equipment — net	2,355	2,499
Intangible assets:
Goodwill	2,487	2,503
Other intangible assets	858	856

	3,345	3,359
Less accumulated amortization	49	37

Total intangible assets — net	3,296	3,322
Prepaid pension cost	134	120
Deferred income taxes	129	129
Other assets	504	522

	$9,775	$9,907

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$66	$76
Current portion of long-term debt	22	24
Trade accounts payable	1,706	1,626
Accrued compensation	325	338
Income taxes	204	187
Other current liabilities	831	875

Total current liabilities	3,154	3,126
Long-term debt	3,226	3,708
Post-retirement benefits other than pensions	934	935
Pension benefits	853	838
Deferred income taxes	222	222
Long-term liabilities	300	300

Total liabilities	8,689	9,129
Minority interests	53	50
Stockholders’ equity:
Capital Stock	1	1
Paid-in-capital	1,184	868
Accumulated deficit	(99)	(101)
Accumulated other comprehensive losses	(53)	(40)

Total stockholders’ equity	1,033	728

	$9,775	$9,907

See accompanying notes to consolidated and combined interim financial statements.

TRW Automotive Holdings Corp.

Consolidated and Combined Statements of Cash Flows

	Successor		Predecessor
	Three months	One month	Two months
	ended	ended	ended
	March 26,	March 28,	February 28,
(Dollars in millions)	2004	2003	2003
	(Unaudited)	(Unaudited)
Operating activities
Net earnings (losses)	$2	$(46)	$31
Adjustments to reconcile net earnings (losses) to net cash provided by (used in) operating activities:
Depreciation and amortization	123	39	84
Interest on pay-in-kind Seller Note	11	4	—
Pension and other post-retirement benefits, net of contributions	(3)	(4)	(28)
Loss on retirement of debt	17	—	—
Deferred income taxes	—	9	(3)
Other — net	1	2	6
Changes in assets and liabilities, net of effects of businesses acquired or divested:
Accounts receivable, net	(524)	(233)	(284)
Securitization of accounts receivable	—	150	—
Inventories	17	48	2
Trade accounts payable	111	54	64
Prepaid expenses and other assets	(9)	(11)	17
Other liabilities	39	70	39
Other — net	6	5	(1)

Net cash (used in) provided by operating activities	(209)	87	(73)
Investing activities
Capital expenditures including other intangibles	(67)	(11)	(66)
Acquisitions, net of cash acquired	—	(3,293)	—
Acquisition transaction fees	—	(56)	—
Proceeds from divestitures	10	—	—
Proceeds from asset sales	97	—	—
Other — net	(2)	2	(2)

Net cash provided by (used in) investing activities	38	(3,358)	(68)
Financing activities
(Decrease) increase in short-term debt	(10)	4	(321)
Proceeds from debt in excess of 90 days	1,268	—	—
Principal payments on debt in excess of 90 days	(1,769)	(2)	(18)
Proceeds from issuance of long-term debt	—	3,085	—
Debt issue costs	(6)	(110)	—
Gross proceeds from initial public offering	638	—	—
Repurchase of capital stock	(319)	—	—
Equity contributions	—	698	—
Net transfers from parent company	—	—	503
Other — net	(3)	1	78

Net cash (used in) provided by financing activities	(201)	3,676	242
Effect of exchange rate changes on cash	(7)	—	(13)

(Decrease) increase in cash and cash equivalents	(379)	405	88
Cash and cash equivalents at beginning of period	828	—	188

Cash and cash equivalents at end of period	$449	$405	$276

See accompanying notes to consolidated and combined interim financial statements.

TRW Automotive Holdings Corp.

Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Capital Stock
					Accumulated
					Other
		Par	Paid-in	Accumulated	Comprehensive
(Dollars in millions, except share information)	Shares	Value	Capital	Deficit	Losses	Total
Balance at December 31, 2003	86,845,300	$1	$868	$(101)	$(40)	$728
Net earnings				2		2
Foreign currency translation loss, net of current and deferred tax liability of $71 million					(17)	(17)
Deferred cash flow hedges, net of tax					4	4
Issuance of capital stock	24,137,931	—	635			635
Repurchase capital stock	(12,068,965)	—	(319)	—	—	(319)

Balance at March 26, 2004	98,914,266	$1	$1,184	$(99)	$(53)	$1,033

See accompanying notes to consolidated and combined interim financial statements.

TRW Automotive Holdings Corp.

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)

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

Change in Ownership

TRW Automotive Inc. (which the Company did not acquire and was renamed Richmond TAI Corp.) (“Automotive” or the “Predecessor”) was incorporated in Delaware on June 3, 2002 as a wholly owned subsidiary of TRW Inc. (“TRW”) in contemplation of the spin-off announced by the TRW Board of Directors in March 2002. Automotive, together with TRW’s other subsidiaries engaged in the automotive business, comprised TRW’s automotive business. Historically, TRW’s automotive business resulted from the combination of the legacy TRW automotive business with the legacy Lucas Varity plc (“Lucas Varity”) automotive business.

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

Additionally, on November 18, 2002, an entity controlled by affiliates of The Blackstone Group, L.P. (“Blackstone”), entered into a Master Purchase Agreement, as amended, pursuant to which the Company, a newly-formed entity, would cause its indirect wholly-owned subsidiary, TRW Automotive Acquisition Corp., to purchase the shares of the subsidiaries of TRW engaged in the automotive business from Northrop (“the Acquisition”). The Predecessor’s 51% interest in the joint venture, TRW Koyo Steering Systems Company (“TKS”), was not transferred to the Company as part of the Acquisition.

The Acquisition was completed on February 28, 2003 for a purchase price of $4,443 million (excluding assumed debt of $210 million), subject to certain post-closing adjustments. Subsequent to the Acquisition, TRW Automotive Acquisition Corp. changed its name to TRW Automotive Inc. (referred to herein as “TRW Automotive”). Upon completion of the Acquisition, a subsidiary of Northrop retained a 19.6% interest in the Company.

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

ITEM 1.	Consolidated and Combined Interim Financial Statements Notes to Consolidated and Combined Interim Financial Statements(unaudited) (continued)

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

The following unaudited historical and pro forma financial data summarizes the results of operations for the three months ended March 26, 2004 and March 28, 2003, respectively. The financial data for three months ended March 28, 2003 reflect pro forma adjustments as if the Acquisition had occurred as of January 1, 2003. Pro forma adjustments include the removal of the results of operations of TKS, elimination of a $35 million inventory write-up recorded as a result of the Acquisition, adjustments to depreciation and amortization to reflect fair value of property, plant and equipment and identified intangible assets (with finite lives), the elimination of the amortization of unrecognized pension and other post retirement benefit losses, adjustments to corporate allocations to reflect estimated stand-alone costs, adjustments to interest expense to reflect the Company’s new capital structure, adjustments to losses on sales of receivables relating to the initiation costs of the Receivables Facility and certain corresponding adjustments to income tax expense. These pro forma amounts are not necessarily indicative of the results that would have been attained if the Acquisition had occurred at January 1, 2003 or that may be attained in the future.

	Three months ended
	Historical	Pro Forma
	March 26,	March 28,
(In millions, except per share amounts)	2004	2003
Sales	$2,923	$2,813
Operating income	153	177
Net earnings	2	48
Basic earnings per share:
Earnings per share	$0.02	$0.55

Weighted average shares	94.3	86.8

Diluted earnings per share:
Earnings per share	$0.02	$0.55

Weighted average shares	97.8	87.8

ITEM 1.	Consolidated and Combined Interim Financial Statements Notes to Consolidated and Combined Interim Financial Statements(unaudited) (continued)

2. Basis of Presentation

These consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission (“SEC”).

The following provides a description of the basis of presentation during all periods presented:

Successor — Represents the consolidated financial position of the Company as of March 26, 2004 and December 31, 2003 and consolidated results of operations and cash flows for the three months ended March 26, 2004 and one month ended March 28, 2003 following the Acquisition. The financial position as of March 26, 2004 and results of operations and cash flows for the three months ended March 26, 2004 and one month ended March 28, 2003 reflect purchase accounting for the Acquisition (as described more fully below).

Predecessor — Represents the combined financial position as of February 28, 2003 and the results of operations and cash flows for the two months ended February 28, 2003 of the automotive business of TRW for the period prior to the Acquisition. This presentation reflects the historical basis of accounting without any application of purchase accounting for the Merger due to the temporary nature of Northrop’s ownership of TRW’s automotive business. Prior to the Merger on December 11, 2002, Northrop entered into the Master Purchase Agreement on November 18, 2002 with affiliates of Blackstone to sell TRW’s automotive business as discussed in Note 1. The extensive representations, warranties and restrictions on Northrop’s conduct prior to the closing of the Acquisition in the Master Purchase Agreement severely limited any actions that could have been taken by Northrop during its brief and temporary ownership of TRW’s automotive business.

The Predecessor’s 51% interest in the joint venture, TKS, was not transferred to the Successor as part of the Acquisition.

The accompanying unaudited consolidated financial statements of the Successor and unaudited combined financial statements of the Predecessor have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three months ended March 26, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004.

The consolidated financial statements of the Successor as of and for the three months ended March 26, 2004 and for the one month ended March 28, 2003 reflect the Acquisition under the purchase method of accounting, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”).

ITEM 1.	Consolidated and Combined Interim Financial Statements Notes to Consolidated and Combined Interim Financial Statements(unaudited) (continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of Acquisition:

As of
(Dollars in millions)	March 1, 2003
Cash and cash equivalents	$276
Accounts receivable	1,623
Inventories	607
Deferred income taxes	391
Other current assets	63
Property, plant and equipment	2,380
Intangible assets not subject to amortization — trademarks	292
Intangible assets subject to amortization:
Developed technology (8 years)	77
Customer relationships (20 years)	452
Other long-term assets	561
Purchased in-process research and development	85
Deferred income taxes	120
Goodwill	2,484

Total assets acquired	9,411

Accounts payable and other current liabilities	2,555
Long-term debt assumed	210
Deferred income taxes	473
Post-retirement benefits other than pensions	946
Other long-term liabilities	1,036

Total liabilities assumed	5,220

Net assets acquired	$4,191

Net assets acquired as presented above includes the effect of the discount to fair value of the Seller Note as of the Acquisition date (see Note 1). Cash and cash equivalents, accounts receivable, other current assets, and accounts payable and other current liabilities were stated at historical carrying values, given the short-term nature of these assets and liabilities. The Company’s projected pension, post-retirement and post-employment benefit obligations and assets have been reflected in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on computations of independent actuaries engaged by the Company. Deferred income taxes have been provided in the consolidated balance sheet based on the Company’s estimates of the tax versus book basis of the assets acquired and liabilities assumed, as adjusted to estimated fair values. Valuation allowances have been established against those assets for which realization is not likely, namely in the U.S., as losses are currently being generated in that tax jurisdiction. Property, plant and equipment have been recorded at fair value based on a valuation prepared by independent appraisers, and inventory and debt outstanding as of the effective date of the Acquisition based on management’s judgments and estimates. The Company also recorded a $39 million reserve, primarily for severance related to strategic restructurings, plant closings and involuntary employee termination arrangements outside the U.S. to be paid over the next several years in accordance with local law.

The Company engaged independent appraisers to provide fair values of intangible assets acquired; including purchased in-process research and development, trademarks, developed technology and customer relationships.

ITEM 1.	Consolidated and Combined Interim Financial Statements Notes to Consolidated and Combined Interim Financial Statements(unaudited) (continued)

The Company recorded a one-time charge for purchased in-process research and development (“Purchased IPR&D”) expenses of $85 million. The value of Purchased IPR&D was comprised of 21 ongoing development projects, which ranged from 5% to 95% complete at the Acquisition date. Purchased IPR&D was derived by assigning values to those projects identified by management as having economic value, but that had not yet reached technological feasibility and had no alternative future use. These products had not been released to the market as of the date of the Acquisition, but the features and functionality of the products had been defined.

Developed technology and trademarks were valued based on the relief of royalty approach. This method allocates value based on what the Company would be willing to pay as a royalty to a third-party owner of the technology or trademark in order to exploit the economic benefits. The technologies that have been valued under this approach are innovative and technological advancements within the safety business. A total value of $77 million has been allocated to developed technologies and will be amortized over 8 years.

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

Customer relationships were valued using an excess earnings approach after considering a fair return on fixed assets, working capital, trademarks, technology, and assembled workforce. A value of $452 million has been assigned to customer relationships and will be amortized on a straight-line basis over 20 years.

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

The consolidated statement of operations for the one month ended March 28, 2003 includes $35 million in cost of sales representing the write-off of the inventory adjustment recorded in purchase accounting relating to the sale of inventory on hand as of the Acquisition date that was sold during this period.

Earnings per share. Basic earnings (losses) per share are calculated by dividing net earnings (losses) by the weighted average shares outstanding during the period. Diluted earnings (losses) per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance.

For the three months ended March 26, 2004, basic and diluted earnings per share have been calculated based on the weighted average shares outstanding for the period of 94,283,151 and 97,790,923, respectively. Basic and diluted losses per share for the one month ended March 28, 2003 have been calculated based on the weighted average shares outstanding for the period of 86,800,000,retroactively adjusted to reflect the 100 for 1 stock split effected on January 27, 2004. Shares issuable pursuant to outstanding common stock options under the Company’s 2003 Stock Incentive Plan have been excluded from the computation of diluted losses per share for the one month period because their effect is antidilutive.

Earnings per share are not calculated for the Predecessor period as there were no shares outstanding during the period.

ITEM 1.	Consolidated and Combined Interim Financial Statements Notes to Consolidated and Combined Interim Financial Statements(unaudited) (continued)

Warranties. Product warranty liabilities are recorded based upon management estimates including such factors as the written agreement with the customer, the length of the warranty period, the historical performance of the product and likely changes in performance of newer products and the mix and volume of products sold. The liability is reviewed on a regular basis and adjusted to reflect actual experience.

The following table presents the movement in the product warranty liability for the three months ended March 26, 2004, the one month ended March 28, 2003 and the two months ended February 28, 2003:

				Change in
		Current	Used for	Estimates
	Beginning	Period	Purposes	and	Ending
(Dollars in millions)	Balance	Accruals	Intended	Translation	Balance
Three months ended March 26, 2004	$74	$19	$(7)	$—	$86
One month ended March 28, 2003	46	2	(2)	—	46
Two months ended February 28, 2003	43	8	(5)	—	46

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

The following table illustrates the effect on net earnings (losses) as if the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” had been applied to stock-based employee compensation:

	Successor		Predecessor
	Three months	One month	Two months
	ended	ended	ended
	March 26,	March 28,	February 28,
(In millions, except per share amounts)	2004	2003	2003
Net earnings (losses), as reported	$2	$(46)	$31
Add: Stock-based compensation as reported	—	—	—
Deduct: Stock-based compensation under SFAS 123 fair value method, net of related tax effects	(2)	(1)	—

Adjusted net (losses) earnings, fair value method	$—	$(47)	$31

Basic and diluted earnings (losses) per share:
Losses per share	$—	$(0.54)	NA

Weighted average shares	94.3	86.8	NA

Recent accounting pronouncements. In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”). FSP 106-1, permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, the FSP requires certain disclosures in financial statements of fiscal years ending after December 7, 2003 pending further consideration of the underlying accounting issues. The Company has elected to defer financial recognition of this legislation and has included the required disclosures in Note 13.

ITEM 1.	Consolidated and Combined Interim Financial Statements Notes to Consolidated and Combined Interim Financial Statements(unaudited) (continued)

3. Subsequent Event

On April 19, 2004, the Company paid down approximately $51 million equivalent principal amount under its senior secured credit facilities on the euro-denominated term loan D-2 with available cash on hand. The outstanding principal balance after this payment is €50 million.

4. Supplemental Cash Flow Information

A portion of the Acquisition purchase price was financed with non-cash consideration. As described in Note 1, Intermediate issued the Seller Note to an affiliate of Northrop to acquire the stock of certain TRW automotive subsidiaries. Intermediate contributed these acquired subsidiaries, with a deemed fair value of $348 million (excluding related deferred tax), to TRW Automotive. Intermediate also contributed the $170 million of the Company’s common stock to TRW Automotive. TRW Automotive transferred these shares of the Company’s common stock to a subsidiary of Northrop as part of the purchase price. In addition, the purchase price included a preliminary post-closing adjustment estimate recorded by TRW Automotive as short-term debt. Net cash used in operating activities has been adjusted by the non-cash interest on the pay-in-kind Seller Note of $11 million for the three months ended March 26, 2004.

5. Acquisitions and Divestitures

On January 9, 2004 the Company completed the disposal of its North American Independent Aftermarket business, (“Autospecialty”), which had sales of approximately $55 million in 2003. Proceeds from the sale were approximately $10 million, net of cash retained in the business. Through the sale date, Autospecialty’s financial position and results of operations were included in the Company’s consolidated and combined financial statements.

During the three months ended March 26, 2004, the Company completed two sale-leaseback transactions involving certain land and buildings used for corporate and engineering activities in Shirley, England and Livonia, Michigan. The Company received cash on the disposals of approximately $90 million (including unremitted VAT of approximately $14 million) and $7 million, respectively. The Shirley transaction included a capital lease component due to the retention of interest by the Company in certain buildings.

6. Restructuring

For the two months ended February 28, 2003, Chassis Systems and Occupant Safety Systems recorded charges of $2 million and $1 million, respectively, for severance and costs related to the consolidation of certain facilities. For the one month ended March 28, 2003, Chassis Systems recorded charges totaling $1 million for severance and costs related to the consolidation of certain facilities.

In connection with the Acquisition, the Company assumed liabilities (subject to certain exceptions) totaling approximately $51 million for various restructuring activities, primarily related to involuntary severance obligations and costs to exit certain activities.

For the three months ended March 26, 2004, Chassis Systems recorded charges of $5 million for severance and costs related to the consolidation of certain facilities. The Company also recorded an additional $2 million reserve in purchase accounting primarily for severance related to strategic restructurings and plant closings.

ITEM 1.	Consolidated and Combined Interim Financial Statements Notes to Consolidated and Combined Interim Financial Statements(unaudited) (continued)

The following table illustrates the movement of the restructuring reserves:

		Provision
				Purchase	Used for
	Beginning	Administrative	Cost of	Price	Purposes	Ending
(Dollars in millions)	Balance	and Selling	Sales	Allocation	Intended	Balance
Three months ended March 26, 2004	$79	$—	$5	$2	$(27)	$59
One month ended March 28, 2003	51	—	1	30	(3)	79
Two months ended February 28, 2003	61	1	2	—	(13)	51

Of the $59 million restructuring reserve accrued at March 26, 2004, approximately $36 million is expected to be paid through 2004, and approximately $19 million relates to involuntary employee termination arrangements outside the United States to be paid over the next several years in accordance with local law.

7. Inventories

	As of
	March 26,	December 31,
(Dollars in millions)	2004	2003
Finished products and work in process	$324	$385
Raw materials and supplies	240	250

	$564	$635

8. Goodwill and Other Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components
(Dollars in millions)	Segment	Segment	Segment	Total
Balance as of December 31, 2003	$1,001	$971	$531	$2,503
Purchase price adjustments	(6)	(10)	—	(16)

Balance as of March 26, 2004	$995	$961	$531	$2,487

ITEM 1.	Consolidated and Combined Interim Financial Statements Notes to Consolidated and Combined Interim Financial Statements(unaudited) (continued)

Intangible Assets

     The following table reflects intangible assets, and related amortization information:

	As of		As of
	March 26, 2004		December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Capitalized software	$34	$(14)	$34	$(10)
Customer relationships	452	(24)	451	(19)
Developed technology	80	(11)	79	(8)

Total	566	$(49)	564	$(37)

Intangible assets not subject to amortization
Trademarks	292		292

Total	$858		$856

Aggregate Amortization Expense
For the three months ended March 26, 2004	$12
Amortization of capitalized software is included in cost of sales and administrative and selling expenses

The estimated annual amortization expense is: 2004 - $46 million; 2005 - $40 million; 2006 - $34 million; 2007 - $33 million; and 2008 - $33 million.

9. Other (Income) Expense — Net

	Successor		Predecessor
	Three months	One month	Two months
	ended	ended	ended
	March 26,	March 28,	February 28,
(Dollars in millions)	2004	2003	2003
Minority interest	$3	$1	$4
Asset impairments	—	—	1
Earnings of affiliates	(4)	—	(1)
Foreign currency exchange	3	(4)	4
Miscellaneous other income	(6)	(3)	(4)

	$(4)	$(6)	$4

ITEM 1.	Consolidated and Combined Interim Financial Statements Notes to Consolidated and Combined Interim Financial Statements(unaudited) (continued)

10. Operating Segments

	Successor		Predecessor
	Three months	One month
	ended	ended	Two months ended
	March 26,	March 28,	February 28,
(Dollars in millions)	2004	2003	2003
Sales to external customers:
Chassis Systems	$1,662	$537	$1,110
Occupant Safety Systems	859	275	555
Automotive Components	402	128	251

	$2,923	$940	$1,916

Segment profit before taxes:
Chassis Systems	$70	$9	$46
Occupant Safety Systems	84	25	53
Automotive Components	35	9	26

Segment profit before taxes	189	43	125
Corporate expense and other	(32)	(6)	(44)
Financing costs	(64)	(61)	(47)
Loss on retirement of debt	(47)	—	—
Net employee benefits income (expense)	(3)	(5)	16

Profit before taxes	$43	$(29)	$50

Intersegment sales:
Chassis Systems	$—	$—	$—
Occupant Safety Systems	4	—	1
Automotive Components	13	4	7

	$17	$4	$8

11. Accounts Receivable Securitization

At December 31, 2003, the Receivables Facility provided up to $600 million in funding. On January 8, 2004, the Company completed an amendment to the Receivables Facility, which reduced the amount of committed funding thereunder from $600 million to $400 million. During the quarter, the Company caused one of its subsidiaries to enter into a new receivables financing program in Europe.

Approximately $317 million of the Company’s total reported accounts receivable balance as of March 26, 2004 was considered eligible for borrowings under the Receivables Facility, of which approximately $216 million would have been available for funding. As these amounts were collected from customers and no amounts were securitized at March 26, 2004, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of the borrower’s assets and, therefore, the financial statements of the borrower were included in the consolidated financial statements as of March 26, 2004.

12. Income Taxes

For the three months ended March 26, 2004, the Company recorded income tax expense of $41 million on pre-tax income of $43 million, or 95%, as compared to income tax expense of $17 million on a pre-tax loss of $29 million, or (59%), for the one month ended March 28, 2003 and income tax expense of $19 million on

ITEM 1.	Consolidated and Combined Interim Financial Statements Notes to Consolidated and Combined Interim Financial Statements(unaudited) (continued)

pre-tax income of $50 million, or 38%, for the two months ended February 28, 2003. The income tax rates vary from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit and higher than United States statutory effective income tax rates in certain foreign jurisdictions. Included in the tax provision calculation for the three months ended March 26, 2004 is a one-time charge of $47 million resulting from the refinancing of our term loans and prepayment of a portion of our senior and senior subordinated notes with no recognition of a corresponding tax benefit due to the valuation allowance position in the United States.

Income tax expense for the one month ended March 28, 2003 resulted primarily from not providing a tax benefit for the losses in the United States and certain foreign countries. For the two months ended February 28, 2003 the combined statements of operations include an allocation to the Predecessor of Northrop’s income taxes, in amounts generally equivalent to the provisions that would have resulted had these entities filed separate income tax returns for the period presented.

13. Pension Plans and Post-Retirement Benefits Other Than Pensions (“OPEB”)

The following table provides the components of net pension cost (income) for the Company’s defined benefit pension plans for the three months ended March 26, 2004, the one month ended March 28, 2003, and the two months ended February 28, 2003:

	Successor				Predecessor
	Three months		One month		Two months
	ended		ended		ended
	March 26,		March 28,		February 28,
(Dollars in millions)	2004		2003		2003
	U.S.	Non-U.S.	U.S.	Non- U.S.	U.S.	Non- U.S.
Defined benefit plans
Service cost	$8	$13	$3	$3	$5	$7
Interest cost on projected benefit obligations	17	61	6	18	10	37
Expected return on plan assets	(13)	(78)	(5)	(23)	(13)	(80)
Amortization of recognized loss	—	—	—	—	1	10

Net pension cost (income)	$12	$(4)	$4	$(2)	$3	$(26)

The following table provides the components of net post-retirement benefit cost for the plans for the three months ended March 26, 2004, the one month ended March 28, 2003, and the two months ended February 28, 2003:

	Successor		Predecessor
	Three months	One month	Two months
	ended	ended	ended
	March 26,	March 28,	February 28,
(Dollars in millions)	2004	2003	2003
Service cost	$2	$1	$2
Interest cost	16	6	10
Amortization of recognized income	—	—	1

Net post-retirement benefit cost	$18	$7	$13

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

ITEM 1.	Consolidated and Combined Interim Financial Statements Notes to Consolidated and Combined Interim Financial Statements(unaudited) (continued)

Company’s investigation into its response to the legislation is preliminary, as we await guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured.

Because of the various uncertainties related to the Company’s response to this legislation and the appropriate accounting for this event, the Company has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. As such, measures of the accumulated post-retirement benefits obligation and net periodic post-retirement benefits cost included in these financial statements do not reflect the effects of the MPD Act. When issued, that final guidance could require the Company to change previously reported information. This deferral election is permitted under FSP 106-1.

14. Debt and Credit Agreements

Total outstanding debt of the Company as of March 26, 2004 and December 31, 2003 consisted of the following:

(Dollars in millions)	March 26, 2004	December 31, 2003
Short-term debt	$66	$76

Long-term debt
Senior Notes	$1,049	$1,178
Senior Subordinated Notes	294	458
Term Loan facilities	1,263	1,480
Revolving credit facility	—	—
10.875% Lucas Industries Limited debentures due 2020	190	189
Seller Note	393	382
Capitalized leases	38	19
Other borrowings	21	26

Total long-term debt	3,248	3,732
Less current portion	22	24

	$3,226	$3,708

On January 9, 2004, the Company refinanced all of the borrowings under its existing term loan facilities with the proceeds of new term loan facilities, together with approximately $213 million of available cash on hand. Deferred debt issuance costs associated with the existing term loan facilities of $11 million were expensed in the first quarter of 2004. The new term loan facilities consist of tranche A-1 term loan issued in a face amount of $350 million maturing February 2009 and tranche D term loans issued in face amounts of $800 million and €93 million maturing February 2011.

In January 2004 the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. As of March 26, 2004, approximately $7 million was added to the Company’s debt reflecting the mark-to-market adjustment of the interest rate swap agreements.

On February 6, 2004, the Company completed an initial public offering of 24,137,931 shares of common stock registered on Form S-1, registration statement number 333-110513, as amended. Net proceeds from the offering, after deducting underwriting discounts and offering expenses, were approximately $635 million. The Company used approximately $319 million of the net proceeds from the offering to repurchase 12,068,965 shares of common stock held by an affiliate of Blackstone and approximately $317 million of such proceeds

ITEM 1.	Consolidated and Combined Interim Financial Statements Notes to Consolidated and Combined Interim Financial Statements(unaudited) (continued)

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

The related redemption premiums totaling $30 million and deferred debt costs totaling $6 million were expensed in the first quarter of 2004.

On April 19, 2004, the Company paid down approximately $51 million equivalent principal amount under its senior secured credit facilities on the euro-denominated term loan D-2 with available cash on hand. The outstanding principal balance after this payment is €50 million.

As of March 26, 2004, TRW Automotive had approximately $54 million in outstanding letters of credit, none of which had been drawn against.

15. Other Comprehensive Losses

The components of accumulated other comprehensive losses are as follows:

	As of
	March 26,	December 31,
(Dollars in millions)	2004	2003
Foreign currency translation loss (net of current and deferred tax liability of $71 million in 2004 and 2003)	$(51)	$(34)
Unrealized losses on cash flow hedges (net of tax)	(2)	(6)

	$(53)	$(40)

The components of comprehensive losses, net of related tax, are as follows:

	Successor		Predecessor
	Three months	One month	Two months
	ended	ended	ended
	March 26,	March 28,	February 28,
(Dollars in millions)	2004	2003	2003
Net earnings (losses)	$2	$(46)	$31
Foreign currency translation (losses) gains, net	(17)	8	(58)

Realized net gains on cash flow hedges	4	—	—

Comprehensive losses	$(11)	$(38)	$(27)

ITEM 1.	Consolidated and Combined Interim Financial Statements Notes to Consolidated and Combined Interim Financial Statements(unaudited) (continued)

16. Related Party Transactions

As part of the Acquisition, the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company paid Blackstone a transaction fee of $49 million at the time of the Acquisition. The Company has agreed to pay an annual monitoring fee of $5 million for these services, approximately $1 million of which is included in the unaudited consolidated statement of operations for the three months ended March 26, 2004 and approximately $0.5 million for the one month ended March 28, 2003.

The combined statements of operations for the two months ended February 28, 2003 include $8 million of administrative and selling expenses and $48 million of interest expense allocated from Northrop.

The Company used approximately $319 million of the net proceeds from the Company’s initial public offering to repurchase 12,068,965 shares of the Company’s common stock held by Automotive Investors L.L.C., an affiliate of Blackstone, at a price per share equal to $26.46, which is the proceeds per share received by the Company less the underwriting discounts.

As of March 26, 2004, the Company has recorded certain receivables from Northrop related to certain indemnities in the Master Purchase Agreement.

Under the Master Purchase Agreement related to the Acquisition, Northrop was obligated to indemnify the Company for certain cash OPEB payments. Also under the Master Purchase Agreement, the occurrence of the Company’s initial public offering caused such payments with respect to the OPEB indemnity instead to be directed (when they are paid) to the non-employee shareholders as of the closing of the Acquisition who remain shareholders as of the date of such payment in proportion to their beneficial ownership of the Company’s voting securities as of such date of payment. In addition, in the first quarter of 2004, Automotive Investors L.L.C. (the affiliate of Blackstone that owns the Company’s shares directly) agreed to share its portion of such indemnity payment with the employee shareholders who purchased their shares on or prior to March 25, 2003, including the executive officers of the Company, in proportion to their ownership of the shares, provided such shareholders are employees of the Company or its subsidiaries on the date of payment.

17. Contingencies

Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, covering a wide range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and environmental matters. In addition, the Company and its subsidiaries are conducting a number of environmental investigations and remedial actions at current and former locations of certain of the Company’s subsidiaries. Along with other companies, certain subsidiaries of the Company have been named potentially responsible parties for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably with respect to the Company or the relevant subsidiary. A reserve estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of Company environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. At March 26, 2004, the Company had reserves for environmental matters of $89 million. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the

ITEM 1.	Consolidated and Combined Interim Financial Statements Notes to Consolidated and Combined Interim Financial Statements(unaudited) (continued)

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

Further, product liability claims may be asserted in the future for events not currently known by management. Although the ultimate liability from these potential claims cannot be ascertained at March 26, 2004, management does not anticipate that any related liability, after consideration of insurance recovery, would have a material adverse effect on the Company’s financial position.

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

ITEM 1.	Consolidated and Combined Interim Financial Statements Notes to Consolidated and Combined Interim Financial Statements(unaudited) (continued)

18. Capital Stock

On February 6, 2004, the Company completed an initial public offering of 24,137,931 shares of common stock registered on Form S-1, registration statement number 333-110513, as amended. Net proceeds from the offering, after deducting underwriting discounts and offering expenses, were approximately $636 million. The Company used approximately $319 million of the net proceeds from the proposed offering to repurchase 12,068,965 shares of common stock held by an affiliate of Blackstone and approximately $317 million of such proceeds to repay a portion of each of the dollar and euro Senior Notes and Senior Subordinated Notes in each case, including the payment of a related redemption premium.

In connection with the offering, the Company effected a 100 for 1 stock split of outstanding shares of common stock on January 27, 2004. All share and per share amounts in the consolidated financial statements and these notes thereto have been retroactively adjusted to reflect the 100 for 1 stock split.

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share, of which 98,914,266 shares are issued and outstanding as of March 26, 2004 and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock of which no shares are currently issued and outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers periods prior and subsequent to the Acquisition. Accordingly, the discussion and analysis of historical operations of the Predecessor during the periods prior to the consummation of the Acquisition do not reflect the significant impact that the Acquisition has had and will have on us. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Forward-Looking Statements” section. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Forward-Looking Statements,” and the historical consolidated and combined financial statements included elsewhere in this report.

Executive Overview

Our first quarter 2004 net sales were just over $2.9 billion, up $110 million or approximately 4 percent from pro forma first quarter 2003. The increase can be attributed to a stronger Euro and sales of new products, partially offset by pricing provided to customers, lower volume and mix, and a reduction in sales due to divestitures. Net earnings for the first quarter 2004 were $2 million, down $46 million from pro forma first quarter 2003 due primarily to $47 million of one-time charges associated with debt repayment transactions in the first quarter 2004. The quarter also reflected a decline in net pension and OPEB income of $39 million resulting primarily from the application of purchase accounting in first quarter 2003 to reflect the fair value of plan assets at the time of the Acquisition.

Debt reductions during the first quarter totaled $494 million, including a January 2004 pay down of bank term debt and the use of proceeds from our initial public offering to redeem a portion of our senior notes and senior subordinated notes. See “Liquidity and Capital Resources” below. A major accomplishment of the first quarter, of course, was that we completed our initial public offering on February 6, 2004.

During the quarter we have worked with our suppliers and customers to mitigate the impact of increasing costs of steel such that our operating results were not materially impacted by these increased costs. However, we cannot assure you that we will not experience increased costs or disruptions in supply over the remainder of the year or longer term, or that such increased costs will not adversely impact earnings.

Basis of Presentation

The Predecessor did not historically operate as a stand-alone business, but as part of TRW Inc. (“TRW”), which became a subsidiary of Northrop Grumman Corporation (“Northrop”) on December 11, 2002. TRW Automotive Acquisition Corp. acquired the shares of the subsidiaries of TRW engaged in the automotive business upon consummation of the February 28, 2003 acquisition (the “Acquisition”). Subsequent to the Acquisition, TRW Automotive Acquisition Corp. changed its name to TRW Automotive Inc. (referred to herein as “TRW Automotive”).

Due to a change in ownership, and the resultant application of purchase accounting, the historical financial statements of the Predecessor and the Successor included in this report have been prepared on different bases for the periods presented and are not comparable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following provides a description of the basis of presentation during all periods presented:

Successor — Represents our consolidated financial position as of March 26, 2004 and our consolidated results of operations and cash flows for the three months ended March 26, 2004 following the Acquisition. The financial position as of March 26, 2004 and results of operations and cash flows for the three months ended March 26, 2004 reflect the application of purchase accounting, described below, relating to the Acquisition.

Predecessor — Represents the combined financial position as of February 28, 2003 and the results of operations and cash flows for the two months ended February 28, 2003 of the automotive business of TRW for the period prior to the Acquisition. This presentation is on the historical basis of accounting without the application of purchase accounting related to the acquisition of TRW by Northrop on December 11, 2002 (the “Merger”) in any period presented, due to the temporary nature of Northrop’s ownership of TRW’s automotive business. Prior to the Merger, Northrop entered into the master purchase agreement on November 18, 2002 with affiliates of The Blackstone Group L.P. (“Blackstone”) to sell TRW’s automotive business. The extensive representations, warranties and covenants contained in the master purchase agreement restricting Northrop’s conduct prior to the closing of the Acquisition severely limited any actions that could have been taken by Northrop during its brief and temporary ownership of TRW’s automotive business.

The unaudited pro forma information for the three months ended March 28, 2003 is based on the historical assets, liabilities, sales and expenses of the Predecessor for the two month period ended February 28, 2003 and of the Successor for the one month period ended March 28, 2003. The pro forma adjustments reflect the effect of the Transactions (which means, collectively, the Acquisition and the related financings described elsewhere in this report, including the subsequent refinancing of the senior secured credit facilities) as if they had occurred on January 1, 2003.

The financial position, results of operations and cash flows of the Successor exclude, while those of the Predecessor include, for all periods presented, the assets, liabilities, results of operations and cash flows of the joint venture, TRW Koyo Steering Systems Company (“TKS”), which was not transferred to us as part of the Acquisition.

As a result, the historical and other financial information of the Predecessor included in this report may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone company for the periods presented.

Results of Operations on a Historical and Pro Forma Basis

The following unaudited pro forma consolidated and combined statements of operations for three months ended March 28, 2003 include adjustments to reflect the effect of the Transactions as if they have occurred on January 1, 2003. These unaudited pro forma consolidated and combined statements of operations and related notes are provided for informational purposes only and do not purport to be indicative of the results which would have actually been attained had the Transactions occurred on January 1, 2003 or that may be attained in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total Company Results of Operations

HISTORICAL AND PRO FORMA
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Historical					Pro Forma
	Successor		Predecessor
	Three months	One month	Two months			Three months
	ended	ended	ended			ended
	March 26,	March 28,	February 28,	Pro Forma		March 28,
(Dollars in millions)	2004	2003	2003	Adjustments		2003
Sales	$2,923	$940	$1,916	$(43	) (a)	$2,813
Cost of sales	2,604	863	1,686	(92	) (b)	2,457

Gross profit	319	77	230	49		356
Administrative and selling expenses	124	38	100	(2	) (c)	136
Research and development expenses	37	13	27	—		40
Amortization of intangible assets	9	1	2	3	(d)	6
Other (income) expense — net	(4)	(6)	4	(1	) (e)	(3)

Operating income	153	31	97	49		177
Interest expense, net	63	42	47	(12	) (f)	77
Loss on retirement of debt	47	—	—	—		—
Loss on sales of receivables	—	18	—	(17	) (f)	1

Earnings (losses) before income taxes	43	(29)	50	78		99
Income tax expense	41	17	19	15	(g)	51

Net earnings (losses)	$2	$(46)	$31	$63		$48

(a)	Reflects the elimination of the sales of TKS, which was not transferred to us as part of the Acquisition. See Note 1 of the Notes to Combined and Consolidated Interim Financial Statements.

(b)	Reflects the elimination of $40 million of cost of sales of TKS, $12 million in pension and OPEB adjustments as a result of purchase accounting, the elimination of the effects of a $35 million inventory write-up recorded as a result of the Acquisition and $5 million net decrease in depreciation and amortization expense resulting from fair value adjustments to fixed assets and certain intangibles.

(c)	Reflects the elimination of $1 million administrative and selling expense of TKS, the addition of $1 million in the annual monitoring fee payable to an affiliate of Blackstone and $2 million decrease in depreciation and amortization expense resulting from fair value adjustments to fixed assets and capitalized software.

(d)	Reflects the incremental increase in amortization resulting from assignment of fair value to certain intangibles.

(e)	Reflects elimination of $1 million other expense related to TKS.

(f)	Reflects adjustments to present pro forma net financing costs based upon our new capital structure and the initiation of our receivables facility.

(g)	Reflects the tax effect of the above adjustments at the applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The historical and pro forma results of operations of the Predecessor and the Successor reflect the impact of various unusual items during the periods discussed. Pretax earnings for the historical three months ended March 26, 2004 and for the pro forma three months ended March 28, 2003 were negatively impacted by the effects of these unusual items as presented in the following table:

	Historical	Pro Forma
	Three months	Three months
	ended	ended
	March 26,	March 28,
(Dollars in millions)	2004	2003
Restructuring charges — Severance and other (cash)	$(5)	$(4)
Northrop/TRW merger-related transaction costs	—	(6)

Unusual items pre-tax earnings (losses)	$(5)	$(10)

     These unusual items are classified in the statements of operations as follows:

	Historical	Pro Forma
	Three months	Three months
	ended	ended
	March 26,	March 28,
(Dollars in millions)	2004	2003
Cost of sales	$5	$4
Administrative and selling expenses	—	5
Other expense (income) — net	—	1

Reduction in earnings (losses) before income taxes	5	10
Income tax (benefit)	2	3

Reduction in earnings (losses)	$3	$7

Historical three months ended March 26, 2004 compared to pro forma three months ended March 28, 2003

Sales for the three months ended March 26, 2004 of $2.9 billion increased $110 million from $2.8 billion for the pro forma three months ended March 28, 2003. Higher sales resulted primarily from the favorable impact of foreign currency exchange of $241 million partially offset by the combination of price reductions to our customers and lower volume totaling $90 million and by the effect of business divestitures of $41 million.

Gross profit for the three months ended March 26, 2004 of $319 million declined $37 million from $356 million for the pro forma three months ended March 28, 2003. The decrease resulted from a decline in net pension and OPEB income of $37 million, the unfavorable impact of adverse product mix and lower volume totaling $12 million, an increase in product warranty costs, primarily in Europe, of $9 million, and the unfavorable effect of business divestitures of $2 million, partially offset by the favorable impact of foreign currency exchange of $20 million, and savings from cost reduction programs, net of price reductions to our customers and inflation, of $3 million. Gross profit for the three months ended March 26, 2004 was reduced by $5 million of restructuring charges, primarily severance. Net pension and OPEB expense included in gross profit for the pro forma three months ended March 26, 2004 was approximately $19 million compared to income of $18 million for the pro forma three months ended March 28, 2003. Gross profit for the pro forma three months ended March 28, 2003 was reduced by unusual items totaling $4 million, which included $3 million of restructuring expenses mainly for severance costs and $1 million for costs associated with our separation from Northrop. Gross profit as a

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

percentage of sales for the three months ended March 26, 2004 was 10.9% compared to 12.7% for the pro forma three months ended March 28, 2003.

Administrative and selling expenses for the three months ended March 26, 2004 of $124 million declined $12 million from $136 million for the pro forma three months ended March 28, 2003. The decline resulted primarily from cost savings and lower expenditures totaling $16 million, a reduction in charges for unusual items of $5 million and the effect of business divestitures of $3 million, partially offset by the unfavorable effect of foreign currency exchange of $9 million and an increase in net pension and OPEB expense of $2 million. Net pension and OPEB expense included in administrative and selling expenses for the three months ended March 26, 2004 was $7 million compared to $5 million for the pro forma three months ended March 28, 2003. Administrative and selling expenses for the pro forma three months ended March 28, 2003 included $5 million of charges for unusual items, which were primarily costs associated with our separation from Northrop. Administrative and selling expenses as a percentage of sales for the three months ended March 26, 2004 were 4.2% and 4.8 % for the pro forma three months ended March 28, 2003.

Research and development expenses were $37 million for the three months ended March 26, 2004 compared to $40 million for the pro forma three months ended March 28, 2003. The decrease in expenses reflected cost savings and lower spending of $7 million, partly offset by the unfavorable effect of foreign currency exchange of $4 million. Research and development expenses as a percentage of sales were 1.3% for the three months ended March 26, 2004 and 1.4% for the pro forma three months ended March 28, 2003.

Other (income) expense — net for the three months ended March 26, 2004 was income of $4 million compared to income of $3 million for the pro forma three months ended March 28, 2003. Other income for the three months ended March 26, 2004 consisted of earnings of affiliates of $4 million, net miscellaneous other income of $3 million and foreign currency exchange loss of $3 million. Other income for the pro forma three months ended March 28, 2003 consisted of net earnings of affiliates of $1 million, miscellaneous other income of $3 million, and an asset impairment charge of $1 million.

Interest expense, net for the three months ended March 26, 2004 was $63 million compared to $77 million for the pro forma three months ended March 28, 2003.

Loss on retirement of debt for the three months ended March 26, 2004 totaled $47 million. The loss resulted from the refinancing of all of the borrowings under our existing term loan facilities with proceeds of new term loan facilities together with available cash on hand and the repayment of a portion of each of the dollar and euro Senior Notes and Senior Subordinated Notes with proceeds from our initial public offering. We expensed $11 million of debt issuance costs related to the existing term loan facilities, $30 million of redemption premiums and $6 million of deferred debt issuance costs related to the senior notes and senior subordinated notes.

Income tax expense for the three months ended March 26, 2004, was $41 million on pre-tax income of $43 million, or 95%, as compared to income tax expense of $51 million on a pre-tax income of $99 million, or 52%, for the pro forma three months ended March 28, 2003. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit and higher than United States statutory effective income tax rates in certain foreign jurisdictions. Included in the tax provision calculation for the three months ended March 26, 2004 is a one-time charge of $47 million resulting from the refinancing of our term loans and prepayment of a portion of our senior and senior subordinated notes with no recognition of a corresponding tax benefit due to the valuation allowance in the United States. We expect an effective tax rate of approximately 55% for the full year 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Earnings before interest, taxes, depreciation and amortization (EBITDA): EBITDA is defined as earnings (losses) before interest, losses on sales of receivables, gain (loss) on retirement of debt, taxes, depreciation and amortization (“EBITDA”). EBITDA for the three months ended March 26, 2004 was $276 million compared to $295 million for the pro forma three months ended March 28, 2003. The decline of EBITDA resulted primarily from the changes in operating income line items (Gross profit, Administrative and selling expenses, Research and development expenses, and Other (income) expense-net) previously described.

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

The following table provides a reconciliation of historical and pro forma net earnings to EBITDA:

	Historical	Pro Forma
	Three months	Three months
	ended	ended
	March 26,	March 28,
(Dollars in millions)	2004	2003
Net earnings	$2	$48
Depreciation and amortization	123	118
Interest expense, net	63	77
Loss on retirement of debt	47	—
Loss on sales of receivables	—	1
Income tax expense	41	51

EBITDA	$276	$295

Short Period Discussions on a Historical Basis

As a result of the Acquisition, our historical results of operations for the one month ended March 28, 2003 are reported on a different basis under the purchase method of accounting and thus are not comparable to previous periods of the Predecessor. Following is a discussion of the results of operations of the Predecessor for the two months ended February 28, 2003 and of the Successor for the one month ended March 28, 2003 on a historical basis.

Two Months Ended February 28, 2003

For the two months ended February 28, 2003, the Predecessor generated sales of $1,916 million, with cost of sales of $1,686 million, resulting in a gross profit of $230 million and a gross profit margin of 12.0%. Administrative and selling expenses were $100 million or 5.2% of sales. Research and development

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

expenses were $27 million or 1.4% of sales. Amortization of intangible assets was $2 million, other expense was $4 million and operating income was $97 million or 5.1% of sales. Interest expense was $48 million, interest income was $1 million and income tax expense was $19 million. Net earnings were $31 million or 1.6% of sales.

One Month Ended March 28, 2003

For the one month ended March 28, 2003, the Successor generated sales of $940 million, with cost of sales of $863 million, resulting in a gross profit of $77 million and a gross profit margin of 8.2%. Administrative and selling expenses were $38 million or 4.0% of sales. Research and development expenses were $13 million or 1.4% of sales. Amortization of intangible assets was $1 million, other income was $6 million and operating income was $31 million or 3.3% of sales. Interest expense was $43 million, interest income was $1 million, losses on sales of receivables was $18 million, and income tax expense was $17 million. Net losses were $46 million or 4.9% of sales. Included in cost of sales for the one month ended March 28, 2003 was a $35 million charge for the reversal of inventory fair value write-up recorded as of the Acquisition date, relating to inventory sold during the period. Included in interest expense was $11 million related to bridge commitment fees and $5 million of net interest expense on borrowed funds held in escrow prior to the closing of the Acquisition. Included in losses on sales of receivables were $18 million of one-time fees related to the establishment of the receivables facility.

Segment Results of Operations

The following table reconciles historical and pro forma segment sales and profit before taxes to historical and pro forma consolidated sales and profit before taxes for the three months ended March 26, 2004 and March 28, 2003, respectively. See Note 10 to the consolidated and combined interim financial statements for the reconciliation of historical segment sales and profit before taxes to historical amounts.

	Historical	Pro Forma
	Three months	Three months
	ended	ended
	March 26,	March 28,
(Dollars in millions)	2004	2003
Sales:
Chassis Systems	$1,662	$1,604
Occupant Safety Systems	859	830
Automotive Components	402	379

	$2,923	$2,813

Profit before taxes:
Chassis Systems	$70	$78
Occupant Safety Systems	84	85
Automotive Components	35	39

Segment profit before taxes	189	202
Corporate expense and other	(32)	(48)
Financing costs	(64)	(78)
Loss on retirement of debt	(47)	—
Net employee benefits income (expense)	(3)	23

Profit before taxes	$43	$99

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Chassis Systems

	Historical				Pro Forma
	Successor		Predecessor
	Three
	months	One month	Two months		Three months
	ended	ended	ended		ended
	March 26,	March 28,	February 28,	Pro Forma	March 28,
(Dollars in millions)	2004	2003	2003	Adjustments	2003
Sales	$1,662	$537	$1,110	$(43)	$1,604
Profit before taxes	70	9	46	23	78
Unusual items — expense included in profit before taxes	(5)	(1)	(2)	—	(3)

Historical Three Months Ended March 26, 2004 Compared to Pro Forma Three Months Ended March 28, 2003

Sales for the three months ended March 26, 2004 of $1,662 million increased $58 million from $1,604 million for the pro forma three months ended March 28, 2003. The increase resulted from the favorable impact of foreign currency exchange of $139 million, partially offset by the net combined unfavorable impact of price reductions to our customers and lower volume totaling $67 million and business divestitures of $14 million.

Profit before taxes for the three months ended March 26, 2004 of $70 million declined $8 million from $78 million for the pro forma three months ended March 28, 2003. The decrease resulted primarily from the combined impact of unfavorable product mix and lower volume totaling $11 million, an increase in warranty costs, primarily in Europe, of $6 million, and an increase in net pension and OPEB expense of $9 million, partially offset by savings from cost reduction activities in excess of inflation and lower pricing totaling $17 million, and the favorable impact of divested businesses of $2 million. Unusual items for the three months ended March 26, 2004 of $5 million were restructuring expenses primarily for severance. Unusual items for the pro forma three months ended March 28, 2003 totaled $3 million and were primarily restructuring expenses for severance due to workforce reduction actions.

Occupant Safety Systems

	Historical				Pro Forma
	Successor		Predecessor
	Three	One	Two months
	months	month	ended		Three months
	ended	ended	February		ended
	March 26,	March 28,	28,	Pro Forma	March 28,
(Dollars in millions)	2004	2003	2003	Adjustments	2003
Sales	$859	$275	$555	$—	$830
Profit before taxes	84	25	53	7	85
Unusual items — expense included in profit before taxes	—	—	(1)	—	(1)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Historical Three Months Ended March 26, 2004 Compared to Pro Forma Three Months Ended March 28, 2003

Sales for the three months ended March 26, 2004 of $859 million increased $29 million from $830 million for the pro forma three months ended March 28, 2003. The increase resulted from the favorable impact of foreign currency exchange of $67 million that was partially offset by the unfavorable impact of price reductions to our customers in excess of higher volume totaling $11 million and the effect of a business divestiture completed in 2003 of $27 million.

Profit before taxes for the three months ended March 26, 2004 of $84 million decreased $1 million from $85 million for the pro forma three months ended March 28, 2003. The decrease reflected the unfavorable impact of inflation and pricing provided to our customers in excess of savings from cost reductions of $4 million, and an increase in net pension and OPEB expense of $2 million, partly offset by the favorable effect of foreign currency exchange of $3 million, and the favorable impact of higher volume, net of unfavorable product mix, of $2 million. Unusual items for the pro forma three months ended March 28, 2003 totaled $1 million for restructuring and asset impairment charges.

Automotive Components

	Historical				Pro Forma
	Successor		Predecessor
	Three	One	Two months
	months	month	ended		Three months
	ended	ended	February		ended
	March 26,	March 28,	28,	Pro Forma	March 28,
(Dollars in millions)	2004	2003	2003	Adjustments	2003
Sales	$402	$128	$251	$—	$379
Profit before taxes	35	9	26	4	39
Unusual items — expense included in profit before taxes	—	—	—	—	—

Historical Three Months Ended March 26, 2004 Compared to Pro Forma Three Months Ended March 28, 2003

Sales for the three months ended March 26, 2004 of $402 million increased $23 million from $379 million for the pro forma three months ended March 28, 2003. The increase resulted primarily from the favorable impact of foreign currency exchange of $35 million, which was partially offset by lower volume and price reductions to our customers of $12 million.

Profit before taxes for the three months ended March 26, 2004 of $35 million decreased $4 million from $39 million for the pro forma three months ended March 28, 2003. The decrease resulted from an increase in net pension and OPEB expense of $3 million, the unfavorable impact of price givebacks and inflation in excess of savings from cost reduction activities of $3 million, and the unfavorable effect of adverse product mix and lower volume totaling $3 million, partially offset by the favorable impact of foreign currency exchange of $4 million.

Liquidity and Capital Resources

Debt and Commitments

Our primary source of liquidity is cash flow generated from operations. We also have availability under our revolving credit facility and receivables facility, subject to certain conditions, described below. See

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

“— Off-balance Sheet Arrangements.” Our primary liquidity requirements are expected to be for debt service, working capital, capital expenditures and research and development.

We are significantly leveraged. In connection with the Acquisition, TRW Automotive Intermediate Holdings Corp., our direct subsidiary (“Intermediate”), issued the Northrop subordinated note (the “Seller Note”) to an affiliate of Northrop. TRW Automotive issued the senior notes and the senior subordinated notes, entered into senior credit facilities, consisting of a revolving credit facility and term loan facilities, and initiated a trade accounts receivable securitization program, or the receivables facility. As of March 26, 2004, we had outstanding $3,314 million in aggregate indebtedness, with an additional $444 million of borrowing capacity available under our revolving credit facility, after giving effect to $56 million in outstanding letters of credit, which reduced the amount available. As of March 26, 2004, approximately $317 million of our total reported accounts receivable balance was considered eligible for borrowings under our receivables facility, of which approximately $216 million would have been available for funding, and we had no advance outstanding under our receivables facility. See “— Off-balance Sheet Arrangements.” Our liquidity requirements will be significant, primarily due to debt service requirements and costs incurred in connection with our receivables facility.

Seller Note. The Seller Note will mature on the fifteenth anniversary of the issue date, or the twelfth anniversary if, on or at any date after the fifth anniversary of the closing date of the Acquisition, the debt rating on our lowest rated securities is investment grade. The Seller Note bears interest at 8% per year initially, payable in kind at the option of Intermediate until maturity, with an increase to 10% per year from the first date on or after the fifth anniversary of the closing date of the Acquisition that the debt rating on our lowest rated securities is investment grade. We have valued the note based on the 15-year life and 8% pay-in-kind interest and determined that the fair value of this note at March 1, 2003 was $348 million using a 12% discount rate. Notwithstanding Intermediate’s option to make cash interest payments, our indentures governing the notes prohibit the payment of dividends by TRW Automotive to Intermediate for the purpose of making any payments in respect of, or otherwise servicing the obligations represented by, the Seller Note. If Intermediate declares and pays a dividend (other than a stock dividend and subject to certain other exceptions) to its stockholders, then commencing on the payment date for such dividend, interest on the Seller Note will thereafter be payable in cash, in quarterly installments.

Senior Secured Credit Facilities. The senior secured credit facilities consist of a secured revolving credit facility and various senior secured term loan facilities. The revolving credit facility, through a syndication of lenders, provides for borrowings of up to $500 million including the availability of letters of credit, and is available in U.S. dollars, euros, pounds sterling and other currencies. The revolving credit facility matures on February 28, 2009. The term loan facilities consist of a $350 million term loan A-1 facility that matures on February 28, 2009 and term loan D facilities that mature on February 28, 2011 consisting of an $800 million dollar-denominated term loan D-1 and €93 million euro-denominated term loan D-2. On April 19, 2004, the Company paid down approximately $51 million equivalent principal amount under its senior secured credit facilities on the euro-denominated term loan D-2 with available cash on hand. The outstanding balance after this payment is €50 million.

The senior credit facilities are unconditionally guaranteed on a senior secured basis, in each case, by us, substantially all our existing and future wholly owned domestic subsidiaries, including Intermediate, and by TRW Automotive Finance (Luxembourg), S.à.r.l. (“TRW Automotive Luxembourg”). In addition, all obligations under the senior credit facilities, and the guarantees of those obligations, are secured by substantially all of our assets and all the assets of TRW Automotive and each U.S. guarantor, subject to certain exceptions. The obligations of the foreign subsidiary borrowers under the senior credit facilities, and foreign guarantees of such obligations are, subject to certain exceptions and only to the extent permitted by applicable legal and contractual provisions and to the extent that it does not result in adverse tax consequences, secured by substantially all of the assets of the foreign subsidiary borrowers and foreign subsidiary guarantors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Borrowings under the senior credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) JPMorgan Chase Bank’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR or a eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. At March 26, 2004, the applicable margin under the term loan A-1 facility was 0.75% with respect to base rate borrowings and 1.75% with respect to eurocurrency borrowings and the applicable margins for borrowings under the term loan D facilities was 1.25% with respect to base rate borrowings and 2.25% with respect to eurocurrency borrowings. The applicable margin for the borrowings under the term loan A-1 facility may be reduced or increased based on our attaining certain leverage ratios. The applicable margin for the borrowings under the term loan D-1 facilities may be reduced or increased based on our attaining certain leverage ratios or certain ratings for our senior secured debt. The applicable margin for the borrowings under the term loan D-2 facilities may be increased but will not be decreased.

In addition to paying interest on outstanding principal under the senior credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder currently at a rate equal to 0.75% per annum (which may be reduced or increased under certain circumstances). We also pay customary letter of credit fees.

The term loans amortize each year in the following approximate aggregate principal amounts (in millions) as set forth below:

		Term	Term
	Term	Loan D-1	Loan D-2
	Loan A-1	Dollar Denominated	Euro Denominated
Years Ending December 31,	Facility	Facility	Facility
2004	$—	$6	€—
2005	—	8	1
2006	—	8	—
2007	141	8	1
2008	166	8	—
2009	43	8	1
Thereafter	—	754	47

Total	$350	$800	€50

Notes. As a result of our use of proceeds from our initial public offering to repay a portion of our notes in the first quarter 2004, our senior notes currently consist of $825 million principal amount of 9 3/8% Senior Notes due 2013 and €178 million principal amount of 10 1/8% Senior Notes due 2013. Our senior subordinated notes currently consist of $195 million principal amount of 11% Senior Subordinated Notes due 2013 and €81 million principal amount of 11 3/4% Senior Subordinated Notes due 2013. Interest is payable semi-annually on February 15 and August 15. Our senior notes are unconditionally guaranteed on a senior unsecured basis and our senior subordinated notes are unconditionally guaranteed on a senior subordinated unsecured basis, in each case, by substantially all existing and future wholly owned domestic subsidiaries of TRW Automotive and by TRW Automotive Luxembourg, our restricted Luxembourg subsidiary.

Debt Restrictions. The senior credit facilities, senior notes and senior subordinated notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of our subsidiaries to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including, in the case of the senior credit facilities, the senior notes and senior subordinated notes, as well as the Seller Note), pay dividends and distributions or repurchase capital stock, create liens on assets,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

The senior credit facilities and the indentures governing the notes generally restrict the payment of dividends or other distributions by TRW Automotive, subject to specified exceptions. The exceptions include, among others, the making of payments or distributions in respect of expenses required for us and Intermediate to maintain our corporate existence, general corporate overhead expenses, tax liabilities and legal and accounting fees. Since we are a holding company without any independent operations, we do not have significant cash obligations, and are able to meet our limited cash obligations under the exceptions to our debt covenants.

Interest Rate Swap Agreements. In January 2004 the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. As of March 26, 2004, approximately $7 million was added to the Company’s debt reflecting the mark-to-market adjustment of the interest rate swaps.

Other Commitments. We are subject to increased OPEB cash costs due to, among other factors, rising health care costs. Any indemnification from Northrop for certain cash OPEB payments under the master purchase agreement will go to certain of our shareholders as of the closing date of the Acquisition instead of to us as a result of the occurrence of our initial public offering. See Note 16 to our consolidated and combined interim financial statements. In addition, we expect to have substantially increased pension funding obligations in the future.

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

As previously disclosed, under the master purchase agreement relating to the Acquisition, we are required to indemnify Northrop for certain tax losses or liabilities. This indemnification obligation is capped at $67 million (with no more than $49 million payable this year). Although we have made no payments to date, we expect to make payments on this indemnification in the remainder of 2004.

Funding our Requirements. We believe that funds generated from operations and planned borrowing capacity will be adequate to fund debt service requirements, capital expenditures, working capital requirements and company-sponsored research and development programs. Our ability to continue to fund these items and continue to reduce debt may be affected by general economic, financial, competitive,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Cash Flows

Cash used in operating activities for the three months ended March 26, 2004 was $209 million as compared to cash provided by operating activities of $14 million for the two months ended February 28, 2003, and the one month ended March 28, 2003 combined. The $223 million decrease was due primarily to proceeds from the securitization of accounts receivable in 2003, which did not occur in the current period, as well as obligations, ordinarily settled in the first quarter of each year, being paid in December 2002 prior to the Merger.

Cash provided by investing activities in the first three months of 2004 increased by approximately $3.4 billion over the comparable period in 2003. Cash used to fund the Acquisition, including related fees, in 2003 accounts for the majority of the improvement. Proceeds from asset sales and divestitures totaled approximately $107 million (including unremitted VAT of approximately $14 million) for the three months ended March 26, 2004 compared to zero in the prior year.

Cash used in financing activities was approximately $201 million in the first quarter of 2004 compared to cash provided by financing activities of approximately $3.9 billion in the comparable period of 2003. During the three months ended March 26, 2004, we sold shares in an initial public offering for approximately $636 million, net of fees, repurchased shares from Blackstone for approximately $319 million and paid down a portion of principal on our senior notes and senior subordinated notes of approximately $287 million. In addition, we used approximately $200 million in cash on hand to pay down a portion of principal on our senior secured credit facilities, including issue costs. In the same period last year, we received approximately $500 million in net transfers from our former parent company associated with participation in their cash management system. In addition, in the first quarter 2003, we repaid approximately $300 million in short term debt, issued shares for approximately $698 million and borrowed approximately $3 billion, net of issue costs, all in connection with the Acquisition.

Capital Expenditures

Through March 2004, we have spent approximately $67 million in capital expenditures, primarily in connection with the continuation of new product launches started in 2003, upgrading existing products, additional new product launches in 2004 and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $360 million in such capital expenditures during the remainder of 2004.

Contractual Obligations and Commitments

Since December 31, 2003, we reduced principal outstanding on our senior secured credit facilities by $213 million in January 2004 and $51 million in April 2004 with available cash on hand and principal outstanding on our senior notes and senior subordinated notes by $287 million in February 2004 with the proceeds of our initial public offering. The impact of these transactions on our long-term debt obligations due less than one year is a decrease of $4 million, due one to three years is a decrease of $7 million, due three to five years an increase of $114 million and due thereafter a decrease of $652 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Off-Balance Sheet Arrangements

We do not have guarantees related to unconsolidated entities, which have, or are reasonably likely to have, a material current or future effect on our financial position, results of operations or cash flows.

In connection with the Acquisition, TRW Automotive entered into a receivables facility, which, as amended, provides up to $400 million in funding from commercial paper conduits sponsored by several commercial lenders, based on availability of eligible receivables and other customary factors.

Certain of our subsidiaries (the “sellers”) sell trade accounts receivables (the “receivables”) originated by them in the United States through the receivables facility. Receivables are sold to TRW Automotive Receivables LLC (the “transferor”) at a discount. The transferor is a bankruptcy-remote special purpose limited liability company that is our wholly owned consolidated subsidiary. The transferor’s purchase of receivables is financed through a transfer agreement with TRW Automotive Global Receivables LLC (the “borrower”). Under the terms of the transfer agreement, the borrower purchases all receivables sold to the transferor. The borrower is a bankruptcy-remote qualifying special purpose limited liability company that is wholly owned by the transferor and is not consolidated when certain requirements are met as further described below.

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

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance for the week as of Friday of the previous week. This balance is reported no later than the third business day of the subsequent week to the lenders. Availability is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on the terms of this facility and on the criteria described above, as of March 26, 2004, approximately $317 million of our accounts receivable balance was considered eligible for borrowings under the program, of which approximately $216 million would have been available for funding. We had no outstanding borrowings under this facility as of March 26, 2004.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

our retained interest in the receivables approximates fair market value due to the current nature of the receivables.

However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the borrower’s assets, we are required to consolidate the borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense. As there were no borrowings outstanding under the receivables facility on March 26, 2004, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the borrower’s assets and, therefore, the financial position and results of operations of the borrower were included in our consolidated financial statements as of March 26, 2004.

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

At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. At March 26, 2004, we had reserves for environmental matters of $89 million.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

We believe that the ultimate resolution of the foregoing matters will not have a material effect on our financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Accounting Pronouncements

See Note 2 for a discussion of recent accounting pronouncements.

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

We expect an effective annual tax rate of approximately 55% for 2004, including the negative impact of the previously mentioned debt repayment charges of $47 million, which are U.S. based and therefore carry zero tax benefit due to our U.S. tax loss position and related valuation allowances. This effective tax rate guidance is dependent on several assumptions, including the level of future income by taxing jurisdiction and static global corporate tax rates and laws.

Annually, we purchase large quantities of ferrous metals for use in our manufacturing process either indirectly as part of purchased components, or directly as raw materials and therefore we are exposed to the recent inflationary pressures impacting the ferrous metal markets. We are monitoring the situation closely and where applicable, working with suppliers and customers to mitigate the potential effect on our financial results. However, our efforts to mitigate the effects may be insufficient and the pressures may worsen, thus potentially having a negative impact on our financial results.

For the second quarter, 2004, we expect revenue of approximately $3 billion and earnings per share in the range of $0.57 to $0.65, which includes pre-tax restructuring charges of approximately $8 million.

Forward-Looking Statements

This report includes “forward-looking statements”. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors which could cause our actual results to differ materially from those suggested by our forward-looking statements are set forth in our final prospectus dated as of February 2, 2004 (the “Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) and our Report on Form 10-K for the fiscal year ended December 31, 2003 (the “10-K”) and include:

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	our substantial leverage;

•	limitations on flexibility in operating our business imposed by our debt agreements;

•	increases in interest rates;

•	our dependence on our largest customers;

•	the possibility that our owners’ interests will conflict with ours;

•	the highly competitive automotive parts industry;

•	the cyclicality of automotive production and sales;

•	pricing pressures from our customers;

•	risks associated with our non-U.S. operations;

•	risks related to our ability to operate on a stand-alone basis, separate from our former parent, TRW;

•	fluctuations in currency exchange rates;

•	product liability and customer warranty and recall claims;

•	changes to environmental and automotive safety regulations;

•	increasing costs for purchased components and raw materials;

•	non-performance by, or insolvency of, our suppliers;

•	work stoppages;

•	changes in our relationships with our employees and the unions that represent them;

•	our ability to attract and retain skilled employees, particularly engineers and other employees with electronics and software expertise;

•	economic, regulatory and political conditions domestically and internationally; and

•	other risks and uncertainties set forth under “Risk Factors” in the Prospectus, in the 10-K and in our other SEC filings.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report, in the 10-K, in the Prospectus and in our other SEC filings. We undertake no obligation to update or revise forward-looking statements, which may be made to reflect events, or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Based on our exposure to foreign currency exchange rate risk relating to derivative foreign currency instruments outstanding at March 26, 2004, a 10% uniform strengthening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in an increase in fair value of approximately $35 million.

As a result of the refinancing on January 9, 2004, we are no longer required under the senior secured credit facilities to maintain interest protection and hedging arrangements to ensure that at least 50% of our consolidated indebtedness would effectively bear interest at a fixed rate for a period of three years. At March 26, 2004, approximately 55% of our total debt was at variable interest rates compared to 40% at December 31, 2003. Based on our interest rate exposure on variable rate borrowings outstanding at March 26, 2004, a one-percentage-point increase in the average interest rate would increase future interest expense by approximately $18 million per year.

At March 26, 2004 approximately 20% of our total debt was in foreign currencies compared to 21% at December 31, 2003. Based on our foreign currency exposure on foreign currency denominated borrowings outstanding at December 31, 2003, a 10% increase in foreign currency rates would increase future interest expense by approximately $6.5 million per year.

Our sensitivity analyses of the effects of changes in foreign currency exchange rates do not reflect the effect of such changes on the related hedged transactions or on other operating transactions. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 26, 2004, have concluded that the Company’s disclosure controls and procedures are adequate and effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed under the Securities Exchange Act of 1934.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Except as set forth in this Quarterly Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies,” there have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

			Total	Maximum Number (Or Approximate
			Number of Shares	Dollar Value)
		Average	Purchased as Part	of Shares
	Total	Price	of Publicly	That May Yet Be
	number of shares	Paid per	Announced Plans	Purchased Under the
Period	purchased	Share	or Programs	Plans or Programs
Month #1 (January 1, 2004 to January 30, 2004)	70 (1)	$1,300	—	—
Month #2 (January 31, 2004 to February 27, 2004)	—	—	—	—
Month #3 (February 28, 2004 to March 26, 2004)	—	—	—	—

Total	70	$91,000	—	—

(1)	Such shares of common stock were repurchased prior to the initial public offering of our shares from one former employee following his termination of employment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its 2004 Annual Meeting of Stockholders on January 26, 2004. At the meeting, the following matters were submitted to a vote of the stockholders of the Company (all share amounts set forth below are on pre-stock split basis):

(1)	Approval of an amendment and restatement of TRW Automotive Holdings Corp. 2003 Stock Incentive Plan:

FOR	AGAINST	ABSTAIN
698,453	0	0

(2)	Approval of an amendment and restatement of the Company’s Amended and Restated Certificate of Incorporation:

FOR	AGAINST	ABSTAIN
698,453	0	0

(3)	The election of eight directors to be divided into three classes of staggered terms as follows:

Class I directors for a term expiring at the 2005 annual meeting of stockholders:

Joshua H. Astrof Mark Johnson Paul H. O’Neill

Class II directors for a term expiring at the 2006 annual meeting of stockholders:

Robert Friedman J. Michael Losh Michael J. O’Neill

Class III directors for a term expiring at the 2007 annual meeting of stockholders:

John C. Plant Neil Simpkins

FOR	AGAINST	ABSTAIN
698,453	0	0

ITEM 5. OTHER INFORMATION

On February 23, 2004, Mark Johnson resigned from the Company’s Board of Directors. On April 19, 2004, Francois J. Castaing was elected to the Company’s Board of Directors to serve as a Class I director for a term expiring at the 2005 annual meeting of stockholders. Mr. Castaing joins the Board as an independent director and will serve with Mr. Losh on the Audit Committee of the Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)

     1) Exhibits (including those incorporated by reference)

Exhibit
Number	Exhibit Name
10.1	Restricted Stock Unit Agreement with J. Michael Losh

10.2	Executive Supplemental Retirement Plan for John Plant

10.3	Amendment to Employment Agreement for David L. Bialosky

10.4	Amendment to Employment Agreement for Joseph S. Cantie

10.5	Amendment to Employment Agreement for Peter J. Lake

31 (a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 (b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 (b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the quarter for which this report is filed, the following reports on Form 8-K were filed:

February 17, 2004, Form 8-K reporting under “ITEM 12. Results of Operations and Financial Condition” the filing of financial information for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRW Automotive Holdings Corp.

(Registrant)

	By:	/s/ Joseph S. Cantie

Joseph S. Cantie
Date: May 7, 2004		Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

Exhibit
Number	Exhibit Name
10.1	Restricted Stock Unit Agreement with J. Michael Losh

10.2	Executive Supplemental Retirement Plan for John Plant

10.3	Amendment to Employment Agreement for David L. Bialosky

10.4	Amendment to Employment Agreement for Joseph S. Cantie

10.5	Amendment to Employment Agreement for Peter J. Lake

31 (a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 (b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 (b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002