Form 10-Q
period 2004-06-30
TRW AUTOMOTIVE HOLDINGS CORP
filed 2004-07-28
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2004

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

Yes ☐ No ☒

As of July 28, 2004, the number of shares outstanding of the registrant’s Common Stock was 98,918,266 shares.

TRW Automotive Holdings Corp.
Index

Page
PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS	2
Consolidated Statements of Operations for the Three Months Ended June 25, 2004 and June 27, 2003
Consolidated and Combined Statements of Operations for the Six Months Ended June 25, 2004, the Four Months Ended June 27, 2003, and the Two Months Ended February 28, 2003
Consolidated Balance Sheets – June 25, 2004 and December 31, 2003
Consolidated and Combined Statements of Cash Flows for the Six Months Ended June 25, 2004, the Four Months Ended June 27, 2003, and the Two Months Ended February 28, 2003
Notes to Consolidated and Combined Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36
ITEM 4. CONTROLS AND PROCEDURES	37
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	38
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	38
8% $600,000,000 Pay-in-kind Note dated February 28, 2003
Letter Agreement dated June 23, 2004 between Richmond TASSI Inc.
Amendment No.1 dated as of May 6, 2004 to the Second Amended & Restated Credit Agreement
Amendment No.1 dated as of May 18, 2004 to Performance Guaranty
Restricted Stock Unit Agreement with Francois J. Castaing
Certification of Chief Executive Officer pursuant to Section 302
Certification of Chief Financial Officer pursuant to Section 302
Certification of Chief Executive Officer pursuant to Section 906
Certification of Chief Financial Officer pursuant to Section 906

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

TRW Automotive Holdings Corp.

Consolidated Statements of Operations (unaudited)

	Three months ended
	June 25,	June 27,
(In millions, except per share amounts)	2004	2003
Sales	$3,163	$2,977
Cost of sales	2,790	2,625

Gross profit	373	352
Administrative and selling expenses	134	137
Research and development expenses	42	41
Purchased in-process research and development	—	85
Amortization of intangible assets	8	9
Other income — net	(12)	(18)

Operating income	201	98
Interest expense, net	60	78
Loss on retirement of debt	1	—
Loss on sales of receivables	—	7

Earnings before income taxes	140	13
Income tax expense	65	33

Net earnings (losses)	$75	$(20)

Basic earnings (losses) per share:
Earnings (losses) per share	$0.76	$(0.23)

Weighted average shares	98.9	86.8

Diluted earnings (losses) per share:
Earnings (losses) per share	$0.74	$(0.23)

Weighted average shares	101.3	86.8

See accompanying notes to consolidated and combined financial statements.

TRW Automotive Holdings Corp.

Consolidated and Combined Statements of Operations

	Successor		Predecessor
	Six months	Four months	Two months
	ended	ended	ended
	June 25,	June 27,	February 28,
(In millions, except per share amounts)	2004	2003	2003
	(unaudited)	(unaudited)
Sales	$6,086	$3,917	$1,916
Cost of sales	5,394	3,488	1,686

Gross profit	692	429	230
Administrative and selling expenses	258	175	100
Research and development expenses	79	54	27
Purchased in-process research and development.	—	85	—
Amortization of intangible assets	17	10	2
Other (income) expense — net	(16)	(24)	4

Operating income	354	129	97
Interest expense, net	123	120	47
Loss on retirement of debt	48	—	—
Loss on sales of receivables	—	25	—

Earnings (losses) before income taxes	183	(16)	50
Income tax expense	106	50	19

Net earnings (losses)	$77	$(66)	$31

Basic earnings (losses) per share:
Earnings (losses) per share	$0.80	$(0.76)

Weighted average shares	96.6	86.8

Diluted earnings (losses) per share:
Earnings (losses) per share	$0.77	$(0.76)

Weighted average shares	99.5	86.8

See accompanying notes to consolidated and combined financial statements.

TRW Automotive Holdings Corp.

Consolidated Balance Sheets

	As of
	June 25,	December 31,
(Dollars in millions)	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$519	$828
Marketable securities	15	16
Accounts receivable, net	2,274	1,643
Inventories	578	635
Prepaid expenses	103	73
Deferred income taxes	118	120

Total current assets	3,607	3,315
Property, plant and equipment	2,920	2,877
Less accumulated depreciation and amortization	577	378

Total property, plant and equipment — net	2,343	2,499
Intangible assets:
Goodwill	2,487	2,503
Other intangible assets	865	856

	3,352	3,359
Less accumulated amortization	66	37

Total intangible assets — net	3,286	3,322
Prepaid pension cost	149	120
Deferred income taxes	122	129
Other assets	481	522

	$9,988	$9,907

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$65	$76
Current portion of long-term debt	23	24
Trade accounts payable	1,756	1,626
Accrued compensation	358	338
Income taxes	267	187
Other current liabilities	938	875

Total current liabilities	3,407	3,126
Long-term debt	3,155	3,708
Post-retirement benefits other than pensions	933	935
Pension benefits	821	838
Deferred income taxes	223	222
Long-term liabilities	296	300

Total liabilities	8,835	9,129
Minority interests	62	50
Stockholders’ equity:
Capital stock	1	1
Paid-in-capital	1,183	868
Accumulated deficit	(24)	(101)
Accumulated other comprehensive losses	(69)	(40)

Total stockholders’ equity	1,091	728

	$9,988	$9,907

See accompanying notes to consolidated and combined financial statements.

TRW Automotive Holdings Corp.

Consolidated and Combined Statements of Cash Flows

	Successor		Predecessor
	Six months	Four months	Two months
	ended	ended	ended
	June 25,	June 27,	February 28,
(Dollars in millions)	2004	2003	2003
	(unaudited)	(unaudited)
Operating activities
Net earnings (losses)	$77	$(66)	$31
Adjustments to reconcile net earnings (losses) to net cash provided by (used in) operating activities:
Depreciation and amortization	246	161	84
Interest on pay-in-kind Seller Note	22	13	—
Purchased in-process research and development	—	85	—
Pension and other post-retirement benefits, net of contributions	(23)	4	(28)
Amortization of deferred financing fees	4	5	—
Loss on retirement of debt	18	—	—
Deferred income taxes	4	—	(3)
Other — net	(6)	5	6
Changes in assets and liabilities, net of effects of businesses acquired or divested:
Accounts receivable, net	(677)	(495)	(284)
Securitization of accounts receivable	—	150	—
Inventories	4	73	2
Trade accounts payable	143	185	64
Prepaid expenses and other assets	(14)	32	17
Other liabilities	193	182	39
Other — net	7	(31)	(1)

Net cash provided by (used in) operating activities	(2)	303	(73)
Investing activities
Capital expenditures including other intangibles	(162)	(65)	(66)
Acquisitions, net of cash acquired	(5)	(3,293)	—
Acquisition transaction fees	—	(56)	—
Net proceeds from divestitures	10	31	—
Proceeds from asset sales	98	—	—
Other — net	—	6	(2)

Net cash used in investing activities	(59)	(3,377)	(68)
Financing activities
Increase (decrease) in short-term debt	4	9	(321)
Proceeds from debt in excess of 90 days	1,268	—	—
Principal payments on debt in excess of 90 days	(1,822)	(4)	(18)
Proceeds from issuance of long-term debt	—	3,085	—
Debt issue costs	(7)	(110)	—
Proceeds from initial public offering	638	—	—
Repurchase of capital stock	(319)	—	—
Equity contributions	—	698	—
Net transfers from parent company	—	—	503
Other — net	(3)	1	78

Net cash provided by (used in) financing activities	(241)	3,679	242
Effect of exchange rate changes on cash	(7)	12	(13)

Increase (decrease) in cash and cash equivalents	(309)	617	88
Cash and cash equivalents at beginning of period	828	—	188

Cash and cash equivalents at end of period	$519	$617	$276

See accompanying notes to consolidated and combined financial statements.

TRW Automotive Holdings Corp.

Notes to Consolidated and Combined Financial Statements

1. Description of Business and Change in Ownership

Description of Business

TRW Automotive Holdings Corp. (also referred to herein as the “Company” or the “Successor”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive vehicle manufacturers (“VMs”) and related aftermarkets. The Company conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and crash sensors. The Company is primarily a “Tier-1” supplier (a supplier which sells directly to VMs), with over 85% of its sales in 2003 made directly to VMs.

Change in Ownership

TRW Automotive Inc. (which the Company did not acquire and was renamed Richmond TAI Corp.) (“Automotive”) was incorporated in Delaware on June 3, 2002 as a wholly owned subsidiary of TRW Inc. (“TRW”) in contemplation of the spin-off announced by the TRW Board of Directors in March 2002. Automotive, together with TRW’s other subsidiaries engaged in the automotive business, comprised TRW’s automotive business. This automotive business is referred to herein as the Company’s predecessor and financial information related to this automotive business is included in the predecessor financial statements included herein.

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

The Acquisition was completed on February 28, 2003. Subsequent to the Acquisition, TRW Automotive Acquisition Corp. changed its name to TRW Automotive Inc. (referred to herein as “TRW Automotive”). Upon completion of the Acquisition, a subsidiary of Northrop retained a 19.6% interest in the Company.

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

ITEM 1. Consolidated and Combined Financial Statements

                Notes to Consolidated and Combined Financial Statements(unaudited)(continued)

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

As a result of the Acquisition on February 28, 2003, the consolidated financial statements of the Company reflect the Acquisition under the purchase method of accounting, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). For periods following the Acquisition, the consolidated financial statements of the Company are presented as “Successor.” For periods preceding the Acquisition, the combined financial statements are presented as “Predecessor.”

The accompanying unaudited consolidated financial statements of the Successor and predecessor unaudited combined financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the six months ended June 25, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

Earnings per share. Basic earnings (losses) per share are calculated by dividing net earnings (losses) by the weighted average shares outstanding during the period. Diluted earnings (losses) per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings per share were:

	Successor
	Three months
	ended		Six months ended	Four months ended
	June 25,	June 27,	June 25,	June 27,
(In millions)	2004	2003	2004	2003
Weighted average shares outstanding	98.9	86.8	96.6	86.8
Effect of dilutive securities	2.4	—	2.9	—

Diluted shares outstanding	101.3	86.8	99.5	86.8

Basic and diluted losses per share for the three and four months ended June 27, 2003 have been retroactively adjusted to reflect the 100 for 1 stock split effected on January 27, 2004.

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

ITEM 1. Consolidated and Combined Financial Statements

                Notes to Consolidated and Combined Financial Statements(unaudited)(continued)

The following table presents the movement in the product warranty liability for the three and six months ended June 25, 2004, the three and four months ended June 27, 2003, and the two months ended February 28, 2003:

				Change in
		Current	Used for	Estimates
	Beginning	Period	Purposes	and	Ending
(Dollars in millions)	Balance	Accruals	Intended	Translation	Balance
Three months ended June 25, 2004	$86	$14	$(7)	$(1)	$92
Six months ended June 25, 2004	74	33	(14)	(1)	92
Three months ended June 27, 2003	46	11	(9)	2	50
Four months ended June 27, 2003	46	13	(11)	2	50
Two months ended February 28, 2003	43	8	(5)	—	46

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

The following table illustrates the effect on net earnings (losses) as if the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” had been applied to stock-based employee compensation:

	Successor				Predecessor
	Three months
	ended		Six months ended	Four months ended	Two months ended
	June 25,	June 27,	June 25,	June 27,	February 28,
(In millions, except per share amounts)	2004	2003	2004	2003	2003
Net earnings (losses), as reported	$75	$(20)	$77	$(66)	$31
Add: Stock-based compensation as reported	—	—	—	—	—
Deduct: Stock-based compensation under SFAS 123 fair value method, net of related tax effects	(2)	(2)	(4)	(3)	—

Adjusted net earnings (losses), fair value method	$73	$(22)	$73	$(69)	$31

Basic earnings (losses) per share:
Earnings (losses) per share	$0.74	$(0.25)	$0.76	$(0.79)	NA

Weighted average shares	98.9	86.8	96.6	86.8	NA

Diluted earnings (losses) per share:
Earnings (losses) per share	$0.72	$(0.25)	$0.73	$(0.79)	NA

Weighted average shares	101.3	86.8	99.5	86.8	NA

Recent accounting pronouncements. In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”). FSP 106-1, permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPD Act”). Regardless of whether a sponsor elects that deferral, the FSP required certain disclosures in financial statements of fiscal years ending after December 7, 2003 pending further consideration of the underlying

ITEM 1. Consolidated and Combined Financial Statements

                Notes to Consolidated and Combined Financial Statements(unaudited)(continued)

accounting issues. The Company has elected to defer financial recognition of this legislation and has included the required disclosures in Note 10.

In May 2004, the FASB issued FASB Staff Position No. FAS 106-2 (“FSP 106-2”), which superseded FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy provided by the MPD Act and specifies the disclosure requirements for employers who have adopted FSP 106-2. Detailed regulations necessary to implement the MPD Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency and the documentation requirements necessary to be entitled to the subsidy. The Company is currently evaluating the effect that the adoption of FSP 106-2 will have on its results of operations and financial condition. Accounting for the effect of the MPD Act may be made either retroactively (as was required under FSP 106-1), or prospectively only, at the Company’s option. The accounting guidance must be adopted no later than the third quarter 2004.

3. Acquisitions and Divestitures

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

On January 9, 2004, the Company completed the disposal of its North American Independent Aftermarket business, (“Autospecialty”) which had sales of approximately $55 million in 2003. Proceeds from the sale were approximately $10 million, net of cash retained in the business. Through the sale date, Autospecialty’s financial position and results of operations were included in the Company’s consolidated and combined financial statements.

4. Restructuring

For the three months ended June 25, 2004, Chassis Systems, Occupant Safety Systems and Automotive Components recorded charges of $5 million, $1 million and $2 million, respectively, for severance and costs related to the consolidation of certain facilities.

For the six months ended June 25, 2004, Chassis Systems, Occupant Safety Systems and Automotive Components recorded charges of $10 million, $1 million, and $2 million, respectively, for severance and costs related to the consolidation of certain facilities.

For the two months ended February 28, 2003, Chassis Systems and Occupant Safety Systems recorded charges of $2 million and $1 million, respectively, for severance and costs related to the consolidation of certain facilities. For the four months ended June 27, 2003, Chassis Systems recorded charges totaling $3 million for severance and costs related to the consolidation of certain facilities.

In connection with the Acquisition, the Company assumed liabilities (subject to certain exceptions) totaling approximately $51 million for various restructuring activities, primarily related to involuntary severance obligations and costs to exit certain activities.

ITEM 1. Consolidated and Combined Financial Statements

                Notes to Consolidated and Combined Financial Statements(unaudited)(continued)

The following table illustrates the movement of the restructuring reserves:

		Provision
		Administrative	Cost	Purchase	Used for
	Beginning	and	of	Price	Purposes	Ending
(Dollars in millions)	Balance	Selling	Sales	Allocation	Intended	Balance
Three months ended June 25, 2004	$59	$2	$6	$—	$(13)	$54
Six months ended June 25, 2004	79	2	11	2	(40)	54
Three months ended June 27, 2003	79	3	(1)	7	(8)	80
Four months ended June 27, 2003	51	3	—	37	(11)	80
Two months ended February 28, 2003	61	1	2	—	(13)	51

Of the $54 million restructuring reserve accrued at June 25, 2004, approximately $27 million is expected to be paid through the remainder of 2004, and approximately $17 million relates to involuntary employee termination arrangements outside the United States to be paid over the next several years in accordance with local law.

5. Inventories

	As of
	June 25,	December 31,
(Dollars in millions)	2004	2003
Finished products and work in process	$326	$385
Raw materials and supplies	252	250

	$578	$635

6. Goodwill and Other Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components
(Dollars in millions)	Segment	Segment	Segment	Total
Balance as of December 31, 2003	$1,001	$971	$531	$2,503
First quarter purchase price adjustments	(6)	(10)	—	(16)

Balance as of June 25, 2004	$995	$961	$531	$2,487

ITEM 1. Consolidated and Combined Financial Statements

                Notes to Consolidated and Combined Financial Statements(unaudited)(continued)

Intangible Assets

The following table reflects intangible assets and related amortization information:

	As of		As of
	June 25, 2004		December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Capitalized software	$41	$(23)	$34	$(10)
Customer relationships	452	(30)	451	(19)
Developed technology	80	(13)	79	(8)

Total	573	$(66)	564	$(37)

Intangible assets not subject to amortization
Trademarks	292		292

Total	$865		$856

Aggregate Amortization Expense
For the six months ended June 25, 2004	$24
Amortization of capitalized software is included in cost of sales and administrative and selling expenses.

The estimated annual amortization expense is: 2004 — $46 million; 2005 — $40 million; 2006 — $34 million; 2007 — $33 million; and 2008 — $33 million.

7. Other (Income) Expense — Net

	Successor				Predecessor
	Three months
	ended		Six months ended	Four months ended	Two months ended
	June 25,	June 27,	June 25,	June 27,	February 28,
(Dollars in millions)	2004	2003	2004	2003	2003
Minority interest	$4	$4	$7	$5	$4
Asset impairments	—	—	—	—	1
Earnings of affiliates	(4)	(3)	(8)	(3)	(1)
Foreign currency exchange.	(3)	(15)	—	(20)	4
Miscellaneous other income	(9)	(4)	(15)	(6)	(4)

	$(12)	$(18)	$(16)	$(24)	$4

ITEM 1. Consolidated and Combined Financial Statements

                Notes to Consolidated and Combined Financial Statements(unaudited)(continued)

8. Operating Segments

	Successor				Predecessor
	Three months
	ended		Six months ended	Four months ended	Two months ended
	June 25,	June 27,	June 25,	June 27,	February 28,
(Dollars in millions)	2004	2003	2004	2003	2003
Sales to external customers:
Chassis Systems	$1,844	$1,705	$3,506	$2,242	$1,110
Occupant Safety Systems	894	871	1,753	1,146	555
Automotive Components	425	401	827	529	251

	$3,163	$2,977	$6,086	$3,917	$1,916

Segment profit before taxes:
Chassis Systems	$105	$22	$175	$31	$46
Occupant Safety Systems	99	54	183	79	53
Automotive Components	28	32	63	41	26

Segment profit before taxes	232	108	421	151	125
Corporate expense and other	(27)	(9)	(59)	(15)	(44)
Financing costs	(61)	(87)	(125)	(148)	(47)
Loss on retirement of debt	(1)	—	(48)	—	—
Net employee benefits (expense) income.	(3)	1	(6)	(4)	16

Earnings (losses) before income taxes	$140	$13	$183	$(16)	$50

Intersegment sales:
Chassis Systems	$1	$—	$1	$—	$—
Occupant Safety Systems	5	1	9	1	1
Automotive Components	13	11	26	15	7

	$19	$12	$36	$16	$8

9. Income Taxes

Under Accounting Principles Board Opinion No, 28, “Interim Financial Reporting”, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The provision for income taxes for the three months ended June 25, 2004, was $65 million on pre-tax income of $140 million as compared to $33 million on pre-tax income of $13 million in the same period a year ago. For the six months ended June 25, 2004, the Company recorded income tax expense of $106 million on pre-tax income of $183 million as compared to income tax expense of $50 million on a pre-tax loss of $16 million for the four months ended June 27, 2003 and income tax expense of $19 million on pre-tax income of $50 million for the two months ended February 28, 2003. The income tax rate varies from the United States statutory income tax rate due primarily to losses in the United States without recognition of a corresponding income tax benefit and higher than United States statutory effective income tax rates in certain foreign jurisdictions. Included in the tax provision calculation for the six months ended June 25, 2004, are charges of $48 million related to debt prepayment and debt refinancing on which no corresponding tax benefit was recorded due to the valuation allowance in the United States.

Income tax expense for the four month period ended June 27, 2003, resulted primarily from not providing a tax benefit for the losses in the United States and certain foreign countries. For the two months ended February 28, 2003, the combined statements of operations include an allocation to the Predecessor of

ITEM 1. Consolidated and Combined Financial Statements

                Notes to Consolidated and Combined Financial Statements(unaudited)(continued)

Northrop’s income taxes, in amounts generally equivalent to the provisions that would have resulted had these entities filed separate income tax returns for the period presented.

10. Pension Plans and Post-Retirement Benefits Other Than Pensions (“OPEB”)

The following table provides the components of net pension cost (income) for the Company’s defined benefit pension plans for the three and six months ended June 25, 2004, the three and four months ended June 27, 2003, and the two months ended February 28, 2003:

	Successor								Predecessor
		Three months
	ended				Six months ended		Four months ended		Two months ended
	June 25,		June 27,		June 25,		June 27,		February 28,
(Dollars in millions)	2004		2003		2004		2003		2003
		Non-		Non-		Non-		Non-		Non-
	U.S.	U.S.	U.S.	U.S.	U.S.	U.S.	U.S.	U.S.	U.S.	U.S.
Defined benefit plans
Service cost	$8	$13	$10	$11	$16	$26	$13	$14	$5	$7
Interest cost on projected benefit obligations	17	61	17	55	34	122	23	73	10	37
Expected return on plan assets	(13)	(77)	(14)	(72)	(26)	(155)	(19)	(95)	(13)	(80)
Amortization of unrecognized loss.	—	—	—	—	—	—	—	—	1	10

Net pension cost (income)	$12	$(3)	$13	$(6)	$24	$(7)	$17	$(8)	$3	$(26)

The following table provides the components of net post-retirement benefit cost for the plans for the three and six months ended June 25, 2004, the three and four months ended June 27, 2003, and the two months ended February 28, 2003:

	Successor				Predecessor
	Three months
	ended		Six months ended	Four months ended	Two months ended
	June 25,	June 27,	June 25,	June 27,	February 28,
(Dollars in millions)	2004	2003	2004	2003	2003
Service cost	$1	$2	$3	$3	$2
Interest cost	16	16	32	22	10
Amortization of unrecognized income	—	—	—	—	1

Net post-retirement benefit cost	$17	$18	$35	$25	$13

On December 8, 2003, President Bush signed into law the MPD Act. The MPD Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company sponsors retiree welfare programs and the Company expects that this legislation will eventually reduce the Company’s costs for some of these programs. At this point, the Company’s investigation into its response to the legislation is preliminary, as we await guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions.

Because of the various uncertainties related to the Company’s response to this legislation, the Company has elected to defer financial recognition of this legislation until the third quarter of 2004 in accordance with FSP 106-2. As such, measures of the accumulated post-retirement benefits obligation and net periodic post-retirement benefits cost included in these financial statements do not reflect the effects of the MPD Act. When issued, that final guidance could require the Company to change previously reported information. See Note 2, “Recent Accounting Pronouncements,” for further discussion.

ITEM 1. Consolidated and Combined Financial Statements

                Notes to Consolidated and Combined Financial Statements(unaudited)(continued)

11. Debt and Credit Agreements and Capital Stock

Total outstanding debt of the Company as of June 25, 2004, and December 31, 2003, consisted of the following:

(Dollars in millions)	June 25, 2004	December 31, 2003
Short-term debt	$65	$76

Long-term debt
Senior Notes	$1,017	$1,178
Senior Subordinated Notes	294	458
Term Loan facilities	1,211	1,480
Revolving credit facility	—	—
Lucas Industries Limited debentures due 2020	192	189
Seller Note	405	382
Capitalized leases	37	19
Other borrowings	22	26

Total long-term debt	3,178	3,732
Less current portion	23	24

	$3,155	$3,708

On January 9, 2004, the Company refinanced all of the borrowings under its then-existing term loan facilities with the proceeds of new term loan facilities, together with approximately $213 million of available cash on hand. Deferred debt issuance costs associated with the then-existing term loan facilities of $11 million were expensed in the first quarter of 2004. The new term loan facilities consist of tranche A-1 term loan issued in a face amount of $350 million maturing February 2009 and tranche D term loans issued in face amounts of $800 million and €93 million maturing February 2011.

On April 19, 2004, the Company paid down approximately $51 million equivalent principal amount under its senior secured credit facilities on the euro-denominated term loan D-2 with available cash on hand. The outstanding principal balance after this payment is €50 million. Deferred debt issuance costs of $1 million were expensed in the second quarter of 2004.

In January 2004, the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. As of June 25, 2004, approximately $25 million was reduced from the Company’s debt reflecting the mark-to-market adjustment of the interest rate swap agreements.

On February 6, 2004, the Company completed an initial public offering of 24,137,931 shares of common stock. Net proceeds from the offering, after deducting underwriting discounts and offering expenses, were approximately $636 million. The Company used approximately $319 million of the net proceeds from the offering to repurchase 12,068,965 shares of common stock held by an affiliate of Blackstone and approximately $317 million of such proceeds to repay a portion of each of the dollar and euro Senior Notes and Senior Subordinated Notes, in each case including the payment of a related redemption premium thereon. The related redemption premiums totaling $30 million and deferred debt costs totaling $6 million were expensed in the first quarter of 2004.

ITEM 1. Consolidated and Combined Financial Statements

                Notes to Consolidated and Combined Financial Statements (unaudited) (continued)

As of June 25, 2004, TRW Automotive had approximately $54 million in outstanding letters of credit, none of which had been drawn against.

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share, of which 98,918,266 shares are issued and outstanding as of June 25, 2004, and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock of which no shares are currently issued and outstanding.

12. Other Comprehensive Earnings (Losses)

The components of comprehensive earnings (losses), net of related tax, are as follows:

	Successor				Predecessor
	Three months
	ended		Six months ended	Four months ended	Two months ended
	June 25,	June 27,	June 25,	June 27,	February 28,
(Dollars in millions)	2004	2003	2004	2003	2003
Net earnings (losses)	$75	$(20)	$77	$(66)	$31
Foreign currency translation (losses) gains, net	(16)	44	(38)	49	(58)
Realized net gains on cash flow hedges, net	—	1	9	1	—

Comprehensive earnings (losses)	$59	$25	$48	$(16)	$(27)

13. Related Party Transactions

As part of the Acquisition, the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company paid Blackstone a transaction fee of $49 million at the time of the Acquisition. The Company has agreed to pay an annual monitoring fee of $5 million for these services, approximately $3 million of which is included in the unaudited consolidated statement of operations for the six months ended June 25, 2004, and approximately $2 million for the four months ended June 27, 2003.

The combined statements of operations for the two months ended February 28, 2003, include $8 million of administrative and selling expenses and $48 million of interest expense allocated from Northrop.

The Company used approximately $319 million of the net proceeds from the Company’s initial public offering to repurchase 12,068,965 shares of the Company’s common stock held by Automotive Investors L.L.C., an affiliate of Blackstone, at a price per share equal to $26.46, which is the proceeds per share received by the Company less the underwriting discounts.

As of June 25, 2004, the Company has recorded certain receivables from Northrop related to tax, environmental and other indemnities in the Master Purchase Agreement.

In the second quarter of 2004, Intermediate entered into a letter agreement with subsidiaries of Northrop to amend the Seller Note. The amendment provides for the delivery of certain financial statements of Intermediate upon request in exchange for a fee and for certain management support in connection with any

ITEM 1. Consolidated and Combined Financial Statements

                Notes to Consolidated and Combined Financial Statements (unaudited) (continued)

efforts by the holder of the note to assign a portion of the note. No such fees have been paid by Northrop as of June 25, 2004.

Under the Master Purchase Agreement related to the Acquisition, Northrop was obligated to indemnify the Company for certain cash OPEB payments. Also under the Master Purchase Agreement, the occurrence of the Company’s initial public offering caused such payments with respect to the OPEB indemnity instead to be directed (when they are paid) to the non-employee shareholders as of the closing of the Acquisition who remain shareholders as of the date of such payment in proportion to their beneficial ownership of the Company’s voting securities as of such date of payment. In addition, in the first quarter of 2004, Automotive Investors L.L.C. (the affiliate of Blackstone that owns the Company’s shares directly) agreed to share its portion of such indemnity payment with the employee shareholders who purchased their shares on or prior to March 25, 2003, including the executive officers of the Company, in proportion to their ownership of the shares, provided such shareholders are employees of the Company or its subsidiaries on the date of payment. No such payment has been made as of June 25, 2004.

14. Contingencies

Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, covering a wide range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and environmental matters. In addition, the Company and its subsidiaries are conducting a number of environmental investigations and remedial actions at current and former locations of certain of the Company’s subsidiaries. Along with other companies, certain subsidiaries of the Company have been named potentially responsible parties for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably with respect to the Company or the relevant subsidiary. A reserve estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of Company environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. At June 25, 2004, the Company had reserves for environmental matters of $87 million. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position or results of operations. However, the Company cannot predict the effect on the Company’s financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

Further, product liability claims may be asserted in the future for events not currently known by management. Although the ultimate liability from these potential claims cannot be ascertained at June 25, 2004, management does not anticipate that any related liability, after consideration of insurance recovery, would have a material adverse effect on the Company’s financial position.

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

ITEM 1. Consolidated and Combined Financial Statements

                Notes to Consolidated and Combined Financial Statements (unaudited) (continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 29, 2004, and the other information included herein.

Executive Overview

We achieved strong second quarter 2004 results, with net sales of approximately $3.2 billion, up $186 million or approximately 6.2% from second quarter 2003. The increase can be attributed to higher customer volume, new product growth, and favorable currency translation, partially offset by pricing provided to customers, and a reduction in sales due to divestitures. Net earnings for the second quarter 2004 were $75 million, up from a net loss of $20 million from second quarter 2003 due primarily to the absence of purchase accounting adjustments related to the Acquisition, favorable operating performance due to the higher customer volume and favorable currency translation. Additionally, we experienced interest savings resulting from debt repayment, refinancing actions and swapping fixed rate debt for floating rate debt.

During the second quarter and first half of 2004, we continued to work with our suppliers and customers to mitigate the impact of increasing costs of ferrous metals and as a result, our operating results were not materially impacted by these increased costs. However, inflationary pressures on metals continue and have begun extending into oil and gas based commodities such as resins and textile yarns. Consequently, we cannot assure you that we will not experience increased costs or disruptions in supply over the remainder of the year or longer term, or that such increased costs will not adversely impact our future earnings. Additionally, we believe the third quarter will be a difficult production quarter in North America, as we expect customer production to be down as compared to prior year.

Basis of Presentation

We did not historically operate as a stand-alone business, but as part of TRW Inc. (“TRW”), which became a subsidiary of Northrop Grumman Corporation (“Northrop”) on December 11, 2002. TRW Automotive Acquisition Corp. acquired the shares of the subsidiaries of TRW engaged in the automotive business upon consummation of the February 28, 2003, Acquisition (the “Acquisition”). Subsequent to the Acquisition, TRW Automotive Acquisition Corp. changed its name to TRW Automotive Inc. (referred to herein as “TRW Automotive”). Our predecessor’s 51% interest in the joint venture, TRW Koyo Steering Systems Company (“TKS”), was not transferred to us as part of the Acquisition.

Due to the change in ownership, and the resultant application of purchase accounting, our predecessor’s pre-Acquisition and our post-Acquisition financial statements have been prepared on a different basis for the periods presented and are not comparable. For purposes of the periods presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the results of operations of our predecessor for the two months ended February 28, 2003, prior to the Acquisition, and our results of operations for the four months ended June 27, 2003, have been combined for convenience of discussion and are collectively referred to as “six months ended June 27, 2003.”

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
                (continued)

Results of Operations

The following consolidated and combined statements of operations compare the results of operations for three and six months ended June 25, 2004, to the three and six months ended June 27, 2003.

The related variances include not only the effects of our operations, but also the estimated effect of the Transactions. Transactions means, collectively, the Acquisition, (including the issuance of the senior notes and senior secured notes, entering into the revolving credit and term loan facilities and the initiation of the trade accounts receivables securitization program) and the July 22, 2003, refinancing of our senior secured credit facilities as if they had occurred on January 1, 2003.

Total Company Results of Operations

CONSOLIDATED
STATEMENTS OF OPERATIONS (unaudited)

			Variance Increase (Decrease)
	Three months ended
	June 25,	June 27,
(Dollars in millions)	2004	2003	Transactions			Operations	Total
Sales	$3,163	$2,977	$—			$186	$186
Cost of sales	2,790	2,625	(7)	(a	)	172	165

Gross profit	373	352	7			14	21
Administrative and selling expenses	134	137	—			(3)	(3)
Research and development expenses	42	41	—			1	1
Purchased in-process research and development	—	85	(85)	(b	)	—	(85)
Amortization of intangible assets	8	9	—			(1)	(1)
Other income — net	(12)	(18)	—			(6)	(6)

Operating income	201	98	92			11	103
Interest expense, net	60	78	(5)	(c	)	(13)	(18)
Loss on retirement of debt	1	—	—			1	1
Loss on sales of receivables	—	7	—			(7)	(7)

Earnings before income taxes	140	13	97			30	127
Income tax expense	65	33	23	(d	)	9	32

Net earnings (losses)	$75	$(20)	$74			$21	$95

(a)	Reflects the effects of a $7 million inventory write-up recorded as a result of the Acquisition.

(b)	Reflects the fair value of purchased in-process research and development expensed as a result of purchase accounting.

(c)	Reflects net financing costs based upon our new capital structure.

(d)	Reflects the tax effect of the above variances at the applicable tax rates.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

CONSOLIDATED AND COMBINED
STATEMENTS OF OPERATIONS (unaudited)

			Variance Increase (Decrease)
	Six months ended
	June 25,	June 27,
(Dollars in millions)	2004	2003	Transactions		Operations	Total
Sales	$6,086	$5,833	$(43	)(a)	$296	$253
Cost of sales	5,394	5,174	(99	)(b)	319	220

Gross profit	692	659	56		(23)	33
Administrative and selling expenses	258	275	(2	)(c)	(15)	(17)
Research and development expenses	79	81	—		(2)	(2)
Purchased in-process research and development	—	85	(85	)(d)	—	(85)
Amortization of intangible assets	17	12	3	(e)	2	5
Other income— net	(16)	(20)	1	(f)	(5)	(4)

Operating income	354	226	141		(13)	128
Interest expense, net	123	167	(17	)(g)	(27)	(44)
Loss on retirement of debt	48	—	—		48	48
Loss on sales of receivables	—	25	(17	)(g)	(8)	(25)

Earnings (losses) before income taxes	183	34	175		(26)	149
Income tax expense	106	69	38	(h)	(1)	37

Net earnings (losses)	$77	$(35)	$137		$(25)	$112

(a)	Reflects the sales of TKS, which was not transferred to us as part of the Acquisition.

(b)	Reflects $40 million of cost of sales of TKS, $12 million in pension and OPEB adjustments as a result of purchase accounting, the effects of a $42 million inventory write-up recorded as a result of the Acquisition and $5 million net decrease in depreciation and amortization expense resulting from fair value adjustments to fixed assets and certain intangibles.

(c)	Reflects $1 million of administrative and selling expense of TKS, the addition of $1 million in the annual monitoring fee payable to an affiliate of Blackstone and $2 million decrease in depreciation and amortization expense resulting from fair value adjustments to fixed assets and capitalized software.

(d)	Reflects the fair value of purchased in-process research and development expensed as a result of purchase accounting.

(e)	Reflects the incremental increase in amortization resulting from assignment of fair value to certain intangibles.

(f)	Reflects $1 million of other expense related to TKS.

(g)	Reflects net financing costs based upon our new capital structure and the initiation of our receivables facility.

(h)	Reflects the tax effect of the above variances at the applicable tax rates.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

The results of operations reflect the impact of various unusual items during the periods discussed. Pretax earnings for the three and six months ended June 25, 2004, and for the three and six months ended June 27, 2003, were negatively impacted by the effects of these unusual items as presented in the following table:

	Three months ended		Six months ended
	June 25,	June 27,	June 25,	June 27,
(Dollars in millions)	2004	2003	2004	2003
Restructuring charges — Severance and other (cash)	$(8)	$(2)	$(13)	$(6)
Northrop/TRW merger-related transaction costs	—	—	—	(6)

Unusual items pre-tax earnings (losses)	$(8)	$(2)	$(13)	$(12)

These unusual items are classified in the statements of operations as follows:

	Three months ended		Six months ended
	June 25,	June 27,	June 25,	June 27,
(Dollars in millions)	2004	2003	2004	2003
Cost of sales	$6	$(1)	$11	$3
Administrative and selling expenses	2	3	2	8
Other expense (income) — net	—	—	—	1

Reduction in earnings (losses) before income taxes	8	2	13	12
Income tax benefit	—	—	2	3

Reduction in earnings (losses)	$8	$2	$11	$9

Three Months Ended June 25, 2004 Compared to Three Months Ended June 27, 2003

Sales for the three months ended June 25, 2004, of $3.2 billion increased $186 million from $3.0 billion for the three months ended June 27, 2003. Higher sales resulted from the net combination of higher customer volume and new product growth in excess of price reductions to our customers of $117 million, and the favorable effect of foreign currency exchange of $100 million. These increases were primarily offset by a reduction in sales due to net divestitures of $31 million.

Gross profit for the three months ended June 25, 2004, of $373 million increased $21 million from $352 million for the three months ended June 27, 2003. Gross profit increased primarily as a result of the positive impact of higher volume, net of adverse mix, of $37 million, the favorable effect of foreign currency exchange of $9 million and the absence of costs associated with the Transactions of $7 million. These increases were partially offset by the net unfavorable impact of price reductions to our customers and inflation (which included the effects of higher costs for ferrous metals) in excess of cost savings of $13 million, a reduction in gross profit due to divested operations of $5 million and other increased costs of $13 million including restructuring, net pension and OPEB, and warranty. Gross profit for the three months ended June 25, 2004, included restructuring charges of $6 million primarily for severance compared to $1 million income in the three months ended June 27, 2003. Gross profit as a percentage of sales was 11.8% for each of the three months ended June 25, 2004, and June 27, 2003.

Administrative and selling expenses for the three months ended June 25, 2004, of $134 million declined $3 million from $137 million for the three months ended June 27, 2003. The decline resulted primarily from a reduction in expenses due to divested operations of $5 million, partially offset by the unfavorable effect of foreign currency exchange. Administrative and selling expenses as a percentage of sales for the

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

three months ended June 25, 2004, were 4.2% compared to 4.6% for the three months ended June 27, 2003.

Research and development expenses were $42 million for the three months ended June 25, 2004, compared to $41 million for the three months ended June 27, 2003. The increase primarily reflected the unfavorable effect of foreign currency exchange. Research and development expenses as a percentage of sales were 1.3% for the three months ended June 25, 2004, and 1.4% for the three months ended June 27, 2003.

Purchased in-process research and development for the three months ended June 27, 2003 was $85 million. This expense reflected a write-off of the fair value of purchased in-process research and development expenses related to the Acquisition.

Other income — net for the three months ended June 25, 2004, was $12 million compared to $18 million for the three months ended June 27, 2003. The decrease was primarily the result of a lower foreign currency exchange gain in the current period.

Interest expense, net for the three months ended June 25, 2004, was $60 million compared to $78 million for the three months ended June 27, 2003. The decline in interest expense resulted primarily from the pay down of debt with the proceeds from our initial public offering and available cash, the refinancing of the term loan facilities, and the use of interest rate swap agreements.

Loss on retirement of debt for the three months ended June 25, 2004, was $1 million due to the expensing of deferred debt issuance costs in connection with the repayment of a portion of the term loan facilities.

Income tax expense for the three months ended June 25, 2004, was $65 million on pre-tax income of $140 million as compared to income tax expense of $33 million on a pre-tax income of $13 million for the three months ended June 27, 2003. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit and higher than United States statutory effective income tax rates in certain foreign jurisdictions.

Earnings before interest, taxes, depreciation and amortization (EBITDA): EBITDA is defined as earnings (losses) before interest, losses on sales of receivables, gain (loss) on retirement of debt, taxes, depreciation and amortization (“EBITDA”). EBITDA for the three months ended June 25, 2004, was $324 million compared to $220 million for the three months ended June 27, 2003. The increase in EBITDA resulted primarily from the changes in operating income line items (gross profit, administrative and selling expenses, research and development expenses, and other (income) expense-net) previously described and includes $92 million in expenses associated with the Transactions in 2003.

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

The following table provides a reconciliation of net earnings to EBITDA:

	Three months ended
(Dollars in millions)	June 25, 2004	June 27, 2003
Net earnings (losses)	$75	$(20)
Depreciation and amortization	123	122
Interest expense, net	60	78
Loss on retirement of debt	1	—
Loss on sales of receivables.	—	7
Income tax expense	65	33

EBITDA	$324	$220

Six Months Ended June 25, 2004 Compared to Six Months Ended June 27, 2003

Sales for the six months ended June 25, 2004, of $6.1 billion increased $253 million from $5.8 billion for the six months ended June 27, 2003. The increase reflected the favorable impact of foreign currency exchange of $341 million, and the combination of higher volume and sales of new products, net of price reductions provided to customers, of $27 million. These increases were reduced by the net loss of sales from divestitures of $72 million and the loss of TKS sales of $43 million. Our predecessor’s interest in TKS was not transferred to us as part of the Acquisition.

Gross profit for the six months ended June 25, 2004, of $692 million increased $33 million from $659 million for the six months ended June 27, 2003. The increase resulted primarily from net higher costs incurred in 2003 associated with the Transactions of $56 million (which included $12 million of net pension and OPEB income), the favorable effect of foreign currency exchange of $29 million, and the positive impact of higher volume, net of adverse product mix, of $25 million. These increases were partially offset by an increase in net pension and OPEB expenses of $39 million, higher warranty expenses primarily in Europe of $11 million, and the net combined unfavorable impact of price reductions to our customers and inflation (which included the effects of increased costs for ferrous metals), net of cost savings, of $10 million. Gross profit for the six months ended June 25, 2004, was reduced by restructuring charges of $11 million primarily for severance compared to $3 million of restructuring and unusual charges for the six months ended June 27, 2003. Gross profit as a percentage of sales for the six months ended June 25, 2004, was 11.4% compared to 11.3% for the six months ended June 27, 2003.

Administrative and selling expenses for the six months ended June 25, 2004, of $258 million declined $17 million from $275 million for the six months ended June 27, 2003. The decline resulted primarily from cost savings and lower expenditures of $14 million, lower expenses due to divested operations of $7 million, a reduction in unusual charges of $6 million and absence of costs incurred in connection with the Transactions of $2 million partially offset by the unfavorable effect of foreign currency exchange of $12 million. Administrative and selling expenses for the six months ended June 25, 2004, included restructuring charges of $2 million related to severance compared to $8 million in restructuring and unusual charges for the six months ended June 27, 2003. Administrative and selling expenses as a percentage of sales for the six months ended June 25, 2004, was 4.2% compared to 4.7% for the six months ended June 27, 2003.

Research and development expenses were $79 million for the six months ended June 25, 2004, compared to $81 million for the six months ended June 27, 2003. The reduction in expenses reflected cost savings and lower spending partially offset by the unfavorable impact of foreign currency exchange. Research

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

and development expenses as a percentage of sales were 1.3% for the six months ended June 25, 2004, and 1.4% for the six months ended June 27, 2003.

Purchased in-process research and development for the six months ended June 27, 2003 was $85 million. This expense reflected a write-off of the fair value of purchased in-process research and development expenses related to the Acquisition.

Other income – net for the six months ended June 25, 2004, was $16 million compared to $20 million for the six months ended June 27, 2003. The decrease was primarily the result of a lower foreign currency exchange gain partially offset by other miscellaneous income.

Interest expense, net for the six months ended June 25, 2004, was $123 million compared to $167 million for the six months ended June 27, 2003. The decline in interest expense resulted primarily from the pay down of debt with proceeds from our initial public offering and available cash, the refinancing of the term loan facilities, and the use of interest rate swap agreements.

Loss on retirement of debt for the six months ended June 25, 2004, totaled $48 million. The loss resulted from the refinancing of all of the borrowings under our then-existing term loan facilities with proceeds of new term loan facilities together with available cash on hand, the repayment of a portion of each of the dollar and euro senior notes and senior subordinated notes with proceeds from our initial public offering and a repayment of a portion of the new term loan facilities. We expensed $11 million of debt issuance costs related to the then-existing loan facilities, $1 million of debt issuance costs related to the new loan facilities, $30 million of redemption premiums and $6 million of deferred debt issuance costs related to the senior notes and senior subordinated notes.

Income tax expense for the six months ended June 25, 2004, was $106 million on pre-tax income of $183 million as compared to income tax expense of $69 million on pre-tax income $34 million for the six months ended June 27, 2003. The income tax rate varies from the United States statutory income tax rate due primarily to losses in the United States without recognition of a corresponding income tax benefit and higher than United States statutory effective income tax rates in certain foreign jurisdictions. Included in the six months ended June 25, 2004, pre-tax income is a one-time refinancing charge of $48 million in which no corresponding tax benefit was recorded due to the valuation allowance in the United States.

EBITDA for the six months ended June 25, 2004, was $600 million compared to $471 million for the six months ended June 27, 2003. The increase in EBITDA resulted primarily from the changes in operating line items (gross profit, administrative and selling expenses, research and development expenses, and other (income) expense – net) previously described and includes $141 million in expenses associated with the Transactions in 2003.

The following table provides a reconciliation of net earnings to EBITDA:

	Six months ended
(Dollars in millions)	June 25, 2004	June 27, 2003
Net earnings (losses)	$77	$(35)
Depreciation and amortization	246	245
Interest expense, net	123	167
Loss on retirement of debt	48	—
Loss on sales of receivables.	—	25
Income tax expense	106	69

EBITDA	$600	$471

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

CHASSIS SYSTEMS

For the three months ended:

	June 25,	June 27,	Variance Increase (Decrease)
(Dollars in millions)	2004	2003	Transactions	Operations	Total
Sales	$1,844	$1,705	$—	$139	$139
Profit before taxes	105	22	66	17	83
Restructuring charges included in profit before taxes	(5)	(2)	—	(3)	(3)

For the six months ended:

	June 25,	June 27,	Variance Increase (Decrease)
(Dollars in millions)	2004	2003	Transactions	Operations	Total
Sales	$3,506	$3,352	$(43)	$197	$154
Profit before taxes	175	77	89	9	98
Restructuring charges included in profit before taxes	(10)	(5)	—	(5)	(5)

Three Months Ended June 25, 2004 Compared to Three Months Ended June 27, 2003

Sales for the three months ended June 25, 2004, of $1,844 million increased $139 million from $1,705 million for the three months ended June 27, 2003. The increase primarily resulted from higher volume and new product growth, net of pricing provided to customers, of $78 million and the favorable impact of foreign currency exchange of $58 million.

Profit before taxes for the three months ended June 25, 2004, of $105 million increased $83 million from $22 million for the three months ended June 27, 2003. Profit before taxes for the three months ended June 27, 2003 included $66 million of expenses resulting from the Transactions. These expenses consisted of a write-off of the fair value of purchased in-process research and development of $59 million and the unfavorable effect of an inventory write-up of $7 million. In addition to the absence of these Transactions related costs, the increase resulted primarily from the favorable impact of higher sales volume, net of negative product mix, of $19 million and the favorable effect of foreign currency exchange. These increases were partially offset by the net unfavorable impact of price reductions to our customers and inflation (which included the effect of higher costs for ferrous metals) net of savings from cost reductions and an increase in restructuring charges. Profit before tax for the three months ended June 25, 2004, included restructuring charges for severance of $5 million compared to $2 million for the three months ended June 27, 2003.

Six Months Ended June 25, 2004 Compared to Six Months Ended June 27, 2003

Sales for the six months ended June 25, 2004, of $3,506 million increased $154 million from $3,352 million for the six months ended June 27, 2003. Higher sales resulted primarily from the favorable impact of foreign currency exchange of $197 million, the impact of higher volume and sales of new products in excess of price reductions provided to customers of $11 million, partially offset by a reduction in sales due to divestitures of $11 million and the absence of $43 million of TKS sales. Our predecessor’s interest in TKS was not transferred to us as part of the Acquisition.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Profit before taxes for the six months ended June 25, 2004, of $175 million increased $98 million from $77 million for the six months ended June 27, 2003. Profit before tax for the six months ended June 27, 2003 included expenses that totaled $89 million due the Transactions. Net Transactions costs consisted of a write-off of the fair value of purchased in-process research and development of $59 million, the unfavorable effect of an inventory write-up of $26 million, higher depreciation and amortization expenses of $5 million and TKS profit before tax of $1 million. Increased profit before tax also reflected primarily savings from cost reductions, net of price reductions to our customers and inflation (which included increased costs of ferrous metals) of $11 million, the favorable impact of higher volume in excess of adverse product mix of $8 million and the favorable impact of foreign currency exchange. These increases were partially offset by higher net pension and OPEB expenses of $5 million, an increase in warranty costs of $6 million, and an increase in restructuring charges of $5 million. Profit before tax for the six months ended June 25, 2004, included restructuring charges for severance of $10 million compared to $5 million of restructuring charges for severance for the six months ended June 27, 2003.

OCCUPANT SAFETY SYSTEMS

For the three months ended:

	June 25,	June 27,	Variance Increase (Decrease)
(Dollars in millions)	2004	2003	Transactions	Operations	Total
Sales	$894	$871	$—	$23	$23
Profit before taxes	99	54	26	19	45
Restructuring charges included in profit before taxes	(1)	—	—	(1)	(1)

For the six months ended:

	June 25,	June 27,	Variance Increase (Decrease)
(Dollars in millions)	2004	2003	Transactions	Operations	Total
Sales	$1,753	$1,701	$—	$52	$52
Profit before taxes	183	132	32	19	51
Restructuring charges included in profit before taxes	(1)	(1)	—	—	—

Three Months Ended June 25, 2004 Compared to Three Months Ended June 27, 2003

Sales for the three months ended June 25, 2004, of $894 million increased $23 million from $871 million for the three months ended June 27, 2003. The increase resulted primarily from the favorable impact of foreign currency exchange of $29 million and higher volume in excess of pricing provided to customers of $28 million, partially offset by a reduction in sales due to the divestiture of our interest in a joint venture in 2003 of $34 million.

Profit before taxes for the three months ended June 25, 2004, of $99 million increased $45 million from $54 million for the three months ended June 27, 2003. Profit before tax for the three months ended June 27, 2003 included a $26 million write-off for the fair value of purchased in-process research and development due to the Acquisition. In addition, the increase also primarily resulted from the favorable impact of higher sales volume, net of adverse product mix, of $15 million and savings from cost reductions in excess of price reductions and inflation and the favorable effect of foreign currency exchange. Restructuring charges for the three months ended June 25, 2004, totaled $1 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Six Months Ended June 25, 2004 Compared to Six Months Ended June 27, 2003

Sales for the six months ended June 25, 2004, of $1,753 million increased $52 million from $1,701 million for the six months ended June 27, 2003. The increase resulted primarily from the favorable impact of foreign currency exchange of $96 million, and higher volume, net of price reductions to our customers, of $16 million, partially offset by a reduction in sales due to the divestiture of our interest in a joint venture in 2003 of $61 million.

Profit before taxes for the six months ended June 25, 2004, of $183 million increased $51 million from $132 million for the six months ended June 27, 2003. Profit before taxes for the six months ended June 27, 2003 included net expenses related to the Transactions of $32 million. Net Transactions charges consisted of a write-off of purchased in-process research and development of $26 million, the unfavorable effect of an inventory write-up of $9 million offset by lower depreciation and amortization expenses of $3 million. In addition, profit before taxes also increased primarily due to the favorable impact of higher sales volume, net of adverse product mix, of $16 million, and the favorable impact of foreign currency exchange. Profit before tax for the six months ended June 25, 2004 and June 27, 2003, included restructuring charges for severance of $1 million.

AUTOMOTIVE COMPONENTS

For the three months ended:

	June 25,	June 27,	Variance Increase (Decrease)
(Dollars in millions)	2004	2003	Transactions	Operations	Total
Sales	$425	$401	$—	$24	$24
Profit before taxes	28	32	—	(4)	(4)
Restructuring charges included in profit before taxes	(2)	—	—	(2)	(2)

For the six months ended:

	June 25,	June 27,	Variance Increase (Decrease)
(Dollars in millions)	2004	2003	Transactions	Operations	Total
Sales	$827	$780	$—	$47	$47
Profit before taxes	63	67	4	(8)	(4)
Restructuring charges included in profit before taxes	(2)	—	—	(2)	(2)

Three Months Ended June 25, 2004 Compared to Three Months Ended June 27, 2003

Sales for the three months ended June 25, 2004, of $425 million increased $24 million from $401 million for the three months ended June 27, 2003. The increase resulted from the favorable impact of foreign currency exchange of $13 million and higher volume, net of price reductions to our customers, of $11 million.

Profit before taxes for the three months ended June 25, 2004, of $28 million decreased $4 million from $32 million for the three months ended June 27, 2003. The decline resulted primarily from price reductions to our customers and inflation in excess of savings from cost reduction activities partially offset by the favorable impact of higher sales volume and the favorable effect of foreign currency

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

exchange. Profit before tax for the three months ended June 25, 2004, included restructuring charges of $2 million for severance and costs to consolidate facilities.

Six Months Ended June 25, 2004 Compared to Six Months Ended June 27, 2003

Sales for the six months ended June 25, 2004, of $827 million increased $47 million from $780 million for the six months ended June 27, 2003. Higher sales primarily resulted from the favorable impact of foreign currency exchange.

Profit before taxes for the six months ended June 25, 2004, of $63 million declined $4 million from $67 million for the six months ended June 27, 2003. The decline resulted primarily from price reductions and inflation, net of cost savings, partially offset by the favorable effect of foreign currency exchange and the absence of costs related to the Transactions. Profit before tax for the six months ended June 25, 2004, included restructuring charges primarily for severance of $2 million.

Liquidity and Capital Resources

Debt and Commitments

Our primary source of liquidity is cash flow generated from operations. We also have availability under our revolving credit facility and receivables facility, subject to certain conditions, described below. See “Off-Balance Sheet Arrangements.” Our primary liquidity requirements are expected to be for debt service, working capital, capital expenditures and research and development.

We are significantly leveraged. In connection with the Acquisition, TRW Automotive Intermediate Holdings Corp., our direct subsidiary (“Intermediate”), issued the Northrop subordinated note (the “Seller Note”) to an affiliate of Northrop. TRW Automotive issued the senior notes and the senior subordinated notes, entered into senior credit facilities, consisting of a revolving credit facility and term loan facilities, and initiated a trade accounts receivable securitization program, or the receivables facility. As of June 25, 2004, we had outstanding $3,243 million in aggregate indebtedness, with an additional $443 million of borrowing capacity available under our revolving credit facility, after giving effect to $57 million in outstanding letters of credit and guarantees, which reduced the amount available. As of June 25, 2004, approximately $305 million of our total reported accounts receivable balance was considered eligible for borrowings under our receivables facility, of which approximately $222 million would have been available for funding, and we had no advance outstanding under our receivables facility. See “Off-Balance Sheet Arrangements” for further discussion of our European facilities, which have approximately €150 million of funding availability. Our liquidity requirements will be significant, primarily due to debt service requirements and costs incurred in connection with our receivables facility.

Senior Secured Credit Facilities. The senior secured credit facilities consist of a secured revolving credit facility and various senior secured term loan facilities. The revolving credit facility matures in 2009 and provides for borrowings of up to $500 million including the availability of letters of credit, and is available in U.S. dollars, euros, pounds sterling and other currencies. The term loan facilities, with maturities ranging from 2009 to 2011, consist of an aggregate of $1.15 billion dollar-denominated term loans and €93 million euro-denominated term loan. On April 19, 2004, the Company paid down approximately $51 million equivalent principal amount under its senior secured credit facilities on the euro-denominated term loan with available cash on hand. The outstanding balance after this payment is €50 million.

Interest payments. Borrowings under the senior credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) JPMorgan Chase Bank’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR or a

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. At June 25, 2004, the applicable margin for $350 million of the term loans was 0.75% with respect to base rate borrowings and 1.75% with respect to eurocurrency borrowings and the applicable margins for borrowings for the remainder of the term loans was 1.25% with respect to base rate borrowings and 2.25% with respect to eurocurrency borrowings. The applicable margin for certain of these borrowings may be reduced or increased based on our attaining certain leverage ratios or increased based on certain credit ratings for the senior credit facilities. In addition to paying interest on outstanding principal under the senior credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder currently at a rate equal to 0.50% per annum (which may be reduced or increased under certain circumstances). We also pay customary letter of credit fees.

Our senior notes and senior subordinated notes, which mature in 2013, bear interest (payable semi-annually on February 15 and August 15) at fixed rates ranging from 9-3/8% to 11-3/4%. The Seller Note, which matures in 2018 (or 2015 in certain circumstances), bears interest at 8% per year initially, payable in kind at the option of Intermediate until maturity.

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

The senior credit facilities and the indentures governing the notes generally restrict the payment of dividends or other distributions by TRW Automotive, subject to specified exceptions. The exceptions include, among others, the making of payments or distributions in respect of expenses required for us and Intermediate to maintain our corporate existence, general corporate overhead expenses, tax liabilities and legal and accounting fees. Since we are a holding company without any independent operations, we do not have significant cash obligations, and are able to meet our limited cash obligations under the exceptions to our debt covenants. In addition, notwithstanding Intermediate’s option to make cash interest payments on the Seller Note, the indentures prohibit the payment of dividends by TRW Automotive to Intermediate for the purpose of making any payments in respect of, or otherwise servicing the obligations represented by, the Seller Note. If Intermediate declares and pays a dividend (other than a stock dividend and subject to certain other exceptions) to its stockholders, then commencing on the payment date for such dividend, interest on the Seller Note will thereafter be payable in cash, in quarterly installments.

Interest Rate Swap Agreements. In January 2004 the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. As of June 25, 2004, debt was reduced by

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

approximately $25 million as a result of reflecting a $25 million obligation associated with marking to market interest rate swaps.

Other Commitments. We are subject to increased OPEB cash costs due to, among other factors, rising health care costs. Any indemnification from Northrop for certain cash OPEB payments under the master purchase agreement will go to certain of our shareholders as of the closing date of the Acquisition instead of to us as a result of the occurrence of our initial public offering. See Note 13 to our consolidated and combined financial statements. In addition, we expect to have substantially increased pension funding obligations in the future.

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

As previously disclosed, under the master purchase agreement relating to the Acquisition, we are required to indemnify Northrop for certain tax losses or liabilities. This indemnification obligation is capped at $67 million (with no more than $49 million payable this year). Although we have made no payments to date, we expect to make an initial payment on this indemnification in 2004.

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

Cash Flows

Cash used in operating activities for the six months ended June 25, 2004, was $2 million as compared to net cash provided by operating activities of $230 million for the four months ended June 27, 2003 and the two months ended February 28, 2003 combined. The $232 million decrease was due primarily to proceeds from the securitization of accounts receivable in 2003, which did not occur in the current period, as well as obligations, ordinarily settled in the first quarter of each year, being paid in December 2002 prior to the Merger.

Cash used in investing activities in the first six months of 2004 decreased by approximately $3.4 billion over the comparable period in 2003. Cash used to fund the Acquisition, including related fees, in 2003 accounts for the majority of the improvement. Proceeds from asset sales and divestitures totaled approximately $108 million (including VAT of approximately $14 million which was subsequently

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

remitted to the taxing authorities) for the six months ended June 25, 2004, compared to $31 million in the prior year.

Cash used in financing activities was approximately $241 million in the first six months of 2004 compared to cash provided by financing activities of approximately $3.9 billion in the comparable period of 2003. During the six months ended June 25, 2004, we sold shares in an initial public offering for approximately $636 million, net of fees and expenses, repurchased shares from Blackstone for approximately $319 million and paid down a portion of principal on our senior notes and senior subordinated notes of approximately $287 million. In addition, we used approximately $250 million in cash on hand to pay down a portion of principal on our senior secured credit facilities. In the same period last year, we received approximately $500 million in net transfers from our former parent company associated with participation in their cash management system. In addition, in the first six months of 2003, we repaid approximately $300 million in short term debt, issued shares for approximately $698 million and borrowed approximately $3 billion, net of issue costs, all in connection with the Acquisition.

Capital Expenditures

Through June 2004, we have spent $162 million in capital expenditures, primarily in connection with the continuation of new product launches started in 2003, upgrading existing products, additional new product launches in 2004 and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $275 million in such capital expenditures during the remainder of 2004.

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

In connection with the Acquisition, TRW Automotive entered into a receivables facility, which, as amended, provides up to $400 million in funding from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors.

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

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on the terms of this facility and on the criteria described above, as of June 25, 2004, approximately $305 million of our accounts receivable balance was considered eligible for borrowings under the program, of which approximately $222 million would have been available for funding. We had no outstanding borrowings under this facility as of June 25, 2004.

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

However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the borrower’s assets, we are required to consolidate the borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense. As there were no borrowings outstanding under the receivables facility on June 25, 2004, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the borrower’s assets and, therefore, the financial position and results of operations of the borrower were included in our consolidated financial statements as of June 25, 2004.

In addition to the receivables facility described above, which was entered into in connection with the Acquisition, certain of our European subsidiaries entered into receivables financing arrangements in December 2003 and January 2004. We have approximately €75 million available for a term of two years through factoring arrangements in which customers send bills of exchange directly to the bank. We also have €75 million available for a term of one year through an arrangement involving a wholly-owned special purpose vehicle which purchases trade receivables from its domestic affiliates and sells those trade receivables to a domestic bank. In the second half of 2004, we expect to enter into an additional receivables financing arrangement in Europe with an availability of approximately £40 million and a term of one year. These financing arrangements provide or will provide, as the case may be, short-term financing to meet our liquidity needs.

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

At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. At June 25, 2004, we had reserves for environmental matters of $87 million.

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

Outlook

We expect full-year 2004 revenue in the range of $11.6 to $11.8 billion and diluted earnings per share in the range of $1.22 to $1.32, including year-to-date charges of approximately $48 million, or $0.48 per share, on a fully diluted basis, for expenses primarily related to debt repayment transactions in conjunction with the initial public offering and a January 2004 bank debt refinancing. Further, our guidance includes pre-tax expenses of approximately $33 million for amortization of intangibles (principally customer relationships) and approximately $35 million related to restructuring initiatives.

Full year EBITDA is expected to be in the range of $1,070 to $1,090 million, which is based on expected operating income in the range of $570 to $590 million, adding back expected depreciation and amortization of approximately $500 million.

We expect an effective annual tax rate of approximately 54% for 2004, including the negative impact of the previously mentioned debt repayment charges of $48 million, which are U.S. based and therefore carry zero tax benefit due to our U.S. tax loss position and related valuation allowances. This effective tax rate guidance is dependent on several assumptions, including the level of future income by taxing jurisdiction and static global corporate tax rates and laws.

Annually, we purchase large quantities of ferrous metals for use in our manufacturing process either indirectly as part of purchased components, or directly as raw materials and therefore we are exposed to the recent inflationary pressures impacting the ferrous metal markets on a worldwide basis. In addition, and to a much lesser extent, inflationary pressure is now extending into resins and textile yarns and other oil and gas based commodities. We are monitoring the situation closely and where applicable, working with suppliers and customers to mitigate the potential effect on our financial results. However, our efforts

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

to mitigate the effects may be insufficient and the pressures may worsen, thus potentially having a negative impact on our financial results.

For the third quarter 2004, we expect revenue of approximately $2.7 billion and diluted earnings per share in the range of $0.09 to $0.14, which includes pre-tax restructuring charges of approximately $10 million and amortization of intangibles principally customer relationships, of approximately $8 million.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors which could cause our actual results to differ materially from those suggested by our forward-looking statements are set forth in our final prospectus dated as of February 2, 2004 (the “Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4), our Report on Form 10-K for the fiscal year ended December 31, 2003 (the “10-K”) and our Report on Form 10-Q for the quarter ended March 26, 2004 and include: our substantial leverage; limitations on flexibility in operating our business imposed by our debt agreements; increases in interest rates; our dependence on our largest customers; the possibility that our owners’ interests will conflict with ours; the highly competitive automotive parts industry; the cyclicality of automotive production and sales; pricing pressures from our customers; risks associated with our non-U.S. operations; risks related to our ability to operate on a stand-alone basis, separate from our former parent, TRW; fluctuations in currency exchange rates; product liability and customer warranty and recall claims; changes to environmental and automotive safety regulations; increasing costs for purchased components and raw materials; non-performance by, or insolvency of, our suppliers; work stoppages; changes in our relationships with our employees and the unions that represent them; our ability to attract and retain skilled employees, particularly engineers and other employees with electronics and software expertise; economic, regulatory and political conditions domestically and internationally; and other risks and uncertainties set forth under “Risk Factors” in the Prospectus and in the 10-K and in our other SEC filings.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report, in the 10-K, in the Prospectus and in our other SEC filings. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to inherent risks attributed to operating in a global economy. Our practice is to utilize derivative financial instruments to manage foreign currency exchange rate risks. Historically, the predecessor managed cash flow transactional foreign currency exchange risk pursuant to TRW’s written corporate policy. Forward contracts and, to a lesser extent, options are utilized to protect our cash flow from adverse movements in exchange rates. Forward contracts and options are only used to hedge transaction exposures and are accounted for according to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Risk associated with translation exposures are not hedged. Transactional currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. Following the Acquisition, we are operating in accordance with written polices regarding the use of derivative financial instruments that are similar to those historically maintained by TRW, but we are continuing to evaluate these policies.

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

Based on our exposure to foreign currency exchange rate risk relating to derivative foreign currency instruments outstanding at June 25, 2004, a 10% uniform strengthening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in an increase in fair value of approximately $21 million.

Our sensitivity analyses of the effects of changes in foreign currency exchange rates do not reflect the effect of such changes on the related hedged transactions or on other operating transactions. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed.

As a result of the refinancing on January 9, 2004, we are no longer required under the senior secured credit facilities to maintain interest protection and hedging arrangements to ensure that at least 50% of our consolidated indebtedness would effectively bear interest at a fixed rate for a period of three years. At June 25, 2004, approximately 55% of our total debt was at variable interest rates compared to 40% at December 31, 2003. Based on our interest rate exposure on variable rate borrowings outstanding at June 25, 2004, a one-percentage-point increase in the average interest rate would increase future interest expense by approximately $18 million per year.

At June 25, 2004, approximately 20% of our total debt was in foreign currencies compared to 21% at December 31, 2003. Based on our foreign currency exposure on foreign currency denominated borrowings outstanding at December 31, 2003, a 10% increase in foreign currency rates would increase future interest expense by approximately $5 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 25, 2004, have concluded that the Company’s disclosure controls and procedures are adequate and effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed under the Securities Exchange Act of 1934.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth in this Quarterly Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies,” there have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Form 10-Q for the quarter ended March 26, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits:

Exhibit Number	Exhibit Name
4.1	8% $600,000,000 Pay-in-kind Note dated February 28, 2003, as amended and restated on June 23, 2004 due February 28, 2018 issued by TRW Automotive Intermediate Holdings Corp. to Richmond TASSI Inc. (formerly known as TRW Automotive Safety Systems Inc.) and transferred to Northrop Grumman Space & Mission Systems Corp.

4.2	Letter Agreement dated June 23, 2004 between Richmond TASSI Inc. (formerly known as TRW Automotive Safety Systems Inc.), TRW Automotive Intermediate Holdings Corp. and Northrop Grumman Space and Mission Systems Corp.

10.1	Amendment No. 1 dated as of May 6, 2004 to the Second Amended and Restated Credit Agreement dated as of January 9, 2004, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (formerly known as TRW Automotive Acquisition Corp.), the Foreign Subsidiary Borrowers party thereto, the Lenders party thereto, JP Morgan Chase Bank, as Administrative Agent, Credit Suisse First Boston, Lehman Commercial Paper Inc. and Deutsche Bank Securities Inc., as Co-Syndication Agents and Bank of America N.A., as Documentation Agent

10.2	Amendment No. 1 dated as of May 18, 2004 to Performance Guaranty dated as of February 28, 2003 entered into by and among TRW Automotive Inc. (formerly known as TRW Automotive Acquisition Corp.) and the other Performance Guarantors party thereto, TRW Automotive Receivables LLC, TRW Automotive Global Receivables LLC, the Conduit Lenders, Committed Lenders and Funding Agents party thereto and JPMorgan Chase Bank, as administrative agent

10.3	Restricted Stock Unit Agreement with Francois J. Castaing dated June 18, 2004

31(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K:

During the quarter for which this report is filed, the following reports on Form 8-K were filed:

May 5, 2004 Form 8-K reporting under “Item 12. Results of Operations and Financial Condition”, the filing of financial information for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRW Automotive Holdings Corp. (Registrant)

	By:	/s/ Joseph S. Cantie
Joseph S. Cantie
Date: July 28, 2004		Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name
4.1	8% $600,000,000 Pay-in-kind Note dated February 28, 2003, as amended and restated on June 23, 2004 due February 28, 2018 issued by TRW Automotive Intermediate Holdings Corp. to Richmond TASSI Inc. (formerly known as TRW Automotive Safety Systems Inc.) and transferred to Northrop Grumman Space & Mission Systems Corp.

4.2	Letter Agreement dated June 23, 2004 between Richmond TASSI Inc. (formerly known as TRW Automotive Safety Systems Inc.), TRW Automotive Intermediate Holdings Corp. and Northrop Grumman Space and Mission Systems Corp.

10.1	Amendment No. 1 dated as of May 6, 2004 to the Second Amended and Restated Credit Agreement dated as of January 9, 2004, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (formerly known as TRW Automotive Acquisition Corp.), the Foreign Subsidiary Borrowers party thereto, the Lenders party thereto, JP Morgan Chase Bank, as Administrative Agent, Credit Suisse First Boston, Lehman Commercial Paper Inc. and Deutsche Bank Securities Inc., as Co-Syndication Agents and Bank of America N.A., as Documentation Agent

10.2	Amendment No. 1 dated as of May 18, 2004 to Performance Guaranty dated as of February 28, 2003 entered into by and among TRW Automotive Inc. (formerly known as TRW Automotive Acquisition Corp.) and the other Performance Guarantors party thereto, TRW Automotive Receivables LLC, TRW Automotive Global Receivables LLC, the Conduit Lenders, Committed Lenders and Funding Agents party thereto and JPMorgan Chase Bank, as administrative agent

10.3	Restricted Stock Unit Agreement with Francois J. Castaing dated June 18, 2004

31(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002