Form 10-Q
period 2004-09-24
TRW AUTOMOTIVE HOLDINGS CORP
filed 2004-11-04
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended September 24, 2004

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

12025 Tech Center Drive
Livonia, Michigan 48150
(734) 855-2600

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
Yes ☐ No ☒

As of October 27, 2004, the number of shares outstanding of the registrant’s Common Stock was 98,936,697 shares.

TRW Automotive Holdings Corp.
Index

Page
PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS	2
Consolidated Statements of Operations for the Three Months Ended September 24, 2004 and September 26, 2003
Consolidated and Combined Statements of Operations for the Nine Months Ended September 24, 2004, the Seven Months Ended September 26, 2003, and the Two Months Ended February 28, 2003
Consolidated Balance Sheets — September 24, 2004 and December 31, 2003
Consolidated and Combined Statements of Cash Flows for the Nine Months Ended September 24, 2004, the Seven Months Ended September 26, 2003, and the Two Months Ended February 28, 2003
Notes to Consolidated and Combined Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40
ITEM 4. CONTROLS AND PROCEDURES	41
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	42
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	42
ITEM 5. OTHER INFORMATION	42
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	43
Employment Agreement for Neil E. Marchuk
Restricted Stock Agreement
Restricted Stock Unit Agreement
Note Purchase and Settlement Agreement
Lucas Funded Executive Pension Scheme No.4
Third Amended and Restated Credit Agreement
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

TRW Automotive Holdings Corp.

Consolidated Statements of Operations
(unaudited)

	Three months ended
	September 24,	September 26,
(In millions, except per share amounts)	2004	2003
Sales	$2,739	$2,536
Cost of sales	2,462	2,294

Gross profit	277	242
Administrative and selling expenses	131	127
Research and development expenses	36	38
Amortization of intangible assets	8	9
Other (income) expense — net	7	(4)

Operating income	95	72
Interest expense, net	60	84
Loss on retirement of debt	—	31

Earnings (losses) before income taxes	35	(43)
Income tax expense (benefit)	22	(9)

Net earnings (losses)	$13	$(34)

Basic earnings (losses) per share:
Earnings (losses) per share	$0.13	$(0.39)

Weighted average shares	98.9	86.8

Diluted earnings (losses) per share:
Earnings (losses) per share	$0.13	$(0.39)

Weighted average shares	101.2	86.8

See accompanying notes to consolidated and combined financial statements.

TRW Automotive Holdings Corp.

Consolidated and Combined Statements of Operations

	Successor		Predecessor
	Nine months	Seven months	Two months
	ended	ended	ended
	September 24,	September 26,	February 28,
(In millions, except per share amounts)	2004	2003	2003
	(unaudited)	(unaudited)
Sales	$8,825	$6,453	$1,916
Cost of sales	7,855	5,782	1,686

Gross profit	970	671	230
Administrative and selling expenses	389	302	100
Research and development expenses	115	92	27
Purchased in-process research and development	—	85	—
Amortization of intangible assets	25	19	2
Other (income) expense — net	(9)	(28)	4

Operating income	450	201	97
Interest expense, net	183	204	47
Loss on retirement of debt	48	31	—
Loss on sales of receivables	—	25	—

Earnings (losses) before income taxes	219	(59)	50
Income tax expense	128	41	19

Net earnings (losses)	$91	$(100)	$31

Basic earnings (losses) per share:
Earnings (losses) per share	$0.93	$(1.15)

Weighted average shares	97.4	86.8

Diluted earnings (losses) per share:
Earnings (losses) per share	$0.91	$(1.15)

Weighted average shares	100.2	86.8

See accompanying notes to consolidated and combined financial statements.

TRW Automotive Holdings Corp.

Consolidated Balance Sheets

	As of
	September 24,	December 31,
(Dollars in millions)	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$438	$828
Marketable securities	16	16
Accounts receivable — net	2,192	1,643
Inventories	617	635
Prepaid expenses	102	65
Deferred income taxes	118	120

Total current assets	3,483	3,307
Property, plant and equipment	3,064	2,911
Less accumulated depreciation and amortization	702	388

Total property, plant and equipment — net	2,362	2,523
Goodwill	2,359	2,503
Intangible assets — net	772	795
Prepaid pension cost	163	120
Deferred income taxes	121	129
Other assets	522	530

	$9,782	$9,907

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$27	$76
Current portion of long-term debt	23	24
Trade accounts payable	1,651	1,626
Accrued compensation	319	282
Income taxes	237	187
Other current liabilities	913	931

Total current liabilities	3,170	3,126
Long-term debt	3,189	3,708
Post-retirement benefits other than pensions	937	935
Pension benefits	823	838
Deferred income taxes	223	222
Long-term liabilities	293	300

Total liabilities	8,635	9,129
Minority interests	62	50
Stockholders’ equity:
Capital stock	1	1
Paid-in-capital	1,131	868
Accumulated deficit	(10)	(101)
Accumulated other comprehensive losses	(37)	(40)

Total stockholders’ equity	1,085	728

	$9,782	$9,907

See accompanying notes to consolidated and combined financial statements.

TRW Automotive Holdings Corp.

Consolidated and Combined Statements of Cash Flows

	Successor		Predecessor
	Nine months	Seven months	Two months
	ended	ended	ended
	September 24,	September 26,	February 28,
(Dollars in millions)	2004	2003	2003
	(unaudited)	(unaudited)
Operating activities
Net earnings (losses)	$91	$(100)	$31
Adjustments to reconcile net earnings (losses) to net cash provided by (used in) operating activities:
Depreciation and amortization	366	278	84
Interest on pay-in-kind Seller Note	34	24	—
Purchased in-process research and development	—	85	—
Pension and other post-retirement benefits, net of contributions	(35)	3	(28)
Amortization of deferred financing fees	7	7	—
Loss on retirement of debt	48	31	—
Deferred income taxes	5	—	(3)
Other — net	5	9	6
Changes in assets and liabilities, net of effects of businesses acquired or divested:
Accounts receivable, net	(582)	(322)	(284)
Inventories	(31)	65	2
Trade accounts payable	25	(37)	64
Other assets	(13)	67	17
Other liabilities	116	187	38

Net cash provided by (used in) operating activities	36	297	(73)
Investing activities
Capital expenditures including other intangibles	(248)	(152)	(66)
Acquisitions, net of cash acquired	(5)	(3,291)	—
Acquisition transaction fees	—	(56)	—
Net proceeds from divestitures	10	31	—
Proceeds from asset sales	69	—	—
Other — net	—	17	(2)

Net cash used in investing activities	(174)	(3,451)	(68)
Financing activities
Increase (decrease) in short-term debt	6	(58)	(321)
Redemption of long-term debt	(1,855)	(46)	(18)
Proceeds from issuance of long-term debt	1,290	3,085	—
Debt issue costs	(7)	(114)	—
Proceeds from initial public offering	638	—	—
Repurchase of capital stock	(319)	—	—
Equity contributions	—	698	—
Net transfers from parent company	—	—	503
Other — net	(3)	1	78

Net cash provided by (used in) financing activities	(250)	3,566	242
Effect of exchange rate changes on cash	(2)	(13)	(13)

Increase (decrease) in cash and cash equivalents	(390)	399	88
Cash and cash equivalents at beginning of period	828	—	188

Cash and cash equivalents at end of period	$438	$399	$276

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

Change in Ownership

TRW Automotive Inc. (which the Company did not acquire and was renamed Richmond TAI Corp.) (“Automotive”) was incorporated in Delaware on June 3, 2002 as a wholly owned subsidiary of TRW Inc. (“Old TRW”) in contemplation of the spin-off announced by the Old TRW Board of Directors in March 2002. Automotive, together with Old TRW’s other subsidiaries engaged in the automotive business, comprised Old TRW’s automotive business. This automotive business is referred to herein as the Company’s predecessor and financial information related to this automotive business is included in the predecessor financial statements included herein.

Prior to the consummation of the planned spin-off, Old TRW entered into an Agreement and Plan of Merger with Northrop Grumman Corporation (“Northrop”), dated June 30, 2002, whereby Northrop would acquire all of the outstanding common stock of Old TRW, including Old TRW’s automotive business, in exchange for Northrop shares. The acquisition of Old TRW by Northrop was completed on December 11, 2002 (the “Merger”).

Additionally, on November 18, 2002, an entity controlled by affiliates of The Blackstone Group, L.P. (“Blackstone”), entered into a master purchase agreement, as amended, (the “Master Purchase Agreement”) pursuant to which the Company, a newly-formed entity, would cause its indirect wholly-owned subsidiary, TRW Automotive Acquisition Corp., to purchase the shares of the subsidiaries of Old TRW engaged in the automotive business from Northrop (“the Acquisition”). The predecessor’s 51% interest in the joint venture, TRW Koyo Steering Systems Company (“TKS”), was not transferred to the Company as part of the Acquisition.

The Acquisition was completed on February 28, 2003. Subsequent to the Acquisition, TRW Automotive Acquisition Corp. changed its name to TRW Automotive Inc. (referred to herein as “TRW Automotive”). Upon completion of the Acquisition, a subsidiary of Northrop retained a 19.6% interest in the Company.

The Company was capitalized by cash equity contributions totaling $698 million (further described below) and contributed the $698 million in cash plus newly issued shares of its common stock having an implied value of $170 million to TRW Automotive Intermediate Holdings Corp. (“Intermediate”), which is the direct parent of TRW Automotive. Intermediate issued a $600 million face amount subordinated 8% pay-in-kind note due 2018 (the “Seller Note”) to an affiliate of Northrop to acquire a portion of the stock of certain Old TRW automotive subsidiaries. The Seller Note had an estimated fair value of $348 million (excluding related deferred tax) as of the Acquisition date. Intermediate contributed such stock together with cash equity contributions of $698 million and the $170 million of the Company’s common stock to TRW Automotive for

ITEM 1.	Consolidated and Combined Financial Statements
Notes to Consolidated and Combined Financial Statements (unaudited) (continued)

100% of TRW Automotive’s stock. Intermediate has no independent operations or investments other than its investment in TRW Automotive. The Company reached an agreement with Northrop on October 10, 2004 to purchase the Seller Note, subject to financing, and to settle various contractual issues stemming from the Acquisition. See Note 3.

2. Basis of Presentation

These consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission (“SEC”). Certain prior period amounts have been reclassified to conform to current year presentation.

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

The accompanying unaudited consolidated financial statements of the Successor and the unaudited combined financial statements of the Predecessor have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the nine months ended September 24, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

Earnings per share. Basic earnings (losses) per share are calculated by dividing net earnings (losses) by the weighted average shares outstanding during the period. Diluted earnings (losses) per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings per share were:

	Successor
	Three months
	ended		Nine months ended	Seven months ended
	September 24,	September 26,	September 24,	September 26,
(In millions)	2004	2003	2004	2003
Weighted average shares outstanding	98.9	86.8	97.4	86.8
Effect of dilutive securities	2.3	—	2.8	—

Diluted shares outstanding	101.2	86.8	100.2	86.8

Basic and diluted losses per share for the three and seven months ended September 26, 2003 have been retroactively adjusted to reflect the 100 for one stock split effected on January 27, 2004.

Earnings per share are not calculated for the Predecessor period as there were no shares outstanding during the period.

ITEM 1.	Consolidated and Combined Financial Statements
Notes to Consolidated and Combined Financial Statements (unaudited) (continued)

Warranties. Product warranty liabilities are recorded based upon management estimates including such factors as written agreements with customers, the length of the warranty periods, the historical performance of the products and likely changes in performance of newer products and the mix and volume of products sold. The liabilities are reviewed on a regular basis and adjusted to reflect actual experience.

The following table presents the movement in the product warranty liabilities for the three and nine months ended September 24, 2004, the three and seven months ended September 26, 2003, and the two months ended February 28, 2003:

				Change in
		Current	Used for	Estimates
	Beginning	Period	Purposes	and	Ending
(Dollars in millions)	Balance	Accruals	Intended	Translation	Balance
Three months ended September 24, 2004	$92	$16	$(9)	$(4)	$95
Nine months ended September 24, 2004	74	49	(23)	(5)	95
Three months ended September 26, 2003	50	7	(4)	(1)	52
Seven months ended September 26, 2003	46	20	(15)	1	52
Two months ended February 28, 2003	43	8	(5)	—	46

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

The following table illustrates the effect on net earnings (losses) as if the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” had been applied to stock-based employee compensation:

	Successor				Predecessor
	Three months
	ended		Nine months	Seven months	Two months
			ended	ended	ended
	September 24,	September 26,	September 24,	September 26,	February 28,
(In millions, except per share amounts)	2004	2003	2004	2003	2003
Net earnings (losses), as reported	$13	$(34)	$91	$(100)	$31
Add: Stock-based compensation as reported	—	—	—	—	—
Deduct: Stock-based compensation under SFAS 123 fair value method, net of related tax effects	(2)	(2)	(6)	(5)	—

Adjusted net earnings (losses), fair value method	$11	$(36)	$85	$(105)	$31

Basic earnings (losses) per share:
Earnings (losses) per share	$0.11	$(0.41)	$0.87	$(1.21)	NA

Weighted average shares	98.9	86.8	97.4	86.8	NA

Diluted earnings (losses) per share:
Earnings (losses) per share	$0.11	$(0.41)	$0.85	$(1.21)	NA

Weighted average shares	101.2	86.8	100.2	86.8	NA

ITEM 1.	Consolidated and Combined Financial Statements
Notes to Consolidated and Combined Financial Statements (unaudited) (continued)

Recent accounting pronouncements. In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”). FSP 106-1 permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPD Act”).

In May 2004, the FASB issued FASB Staff Position No. FAS 106-2 (“FSP 106-2”), which superseded FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy provided by the MPD Act and specifies the disclosure requirements for employers who have adopted FSP 106-2. The Centers for Medicare and Medicaid Services (“CMS”), the administrative body for implementation and maintenance of the prescription drug benefit portion of the MPD Act, have issued preliminary regulatory guidance on calculation of the federal subsidy. In accordance with such guidance from the CMS and the guidance provided by the FASB, the Company has adopted the provisions of FSP 106-2 in the third quarter of 2004 and has elected to recognize the effect of the subsidy retroactively. See Note 11.

3. Subsequent Event

On October 10, 2004, the Company entered into a note purchase and settlement agreement (the “Note Purchase and Settlement Agreement”) with Northrop, a subsidiary of Northrop, Intermediate and Automotive Investors L.L.C. (“AI LLC”), an affiliate of Blackstone. The Note Purchase and Settlement Agreement provides for (i) mutual releases by Northrop and the Company from certain potential indemnification claims under certain agreements entered into in connection with the Acquisition (the “Released Claims”) and (ii) Intermediate to make a net cash payment of approximately $494 million to Northrop in respect of the purchase of the Seller Note. The cash payment of approximately $494 million for the Seller Note is net of a credit of approximately $41 million ascribed to the Released Claims. On November 2, 2004, the Company amended and restated its existing credit agreement in order to add a six-year tranche E term loan, which was issued in the amount of $300 million and bears interest at variable interest rates. The proceeds from the new term loan, together with available cash on hand and, to the extent needed, funds obtained under existing liquidity arrangements, will be used by Intermediate to purchase the Seller Note pursuant to the Note Purchase and Settlement Agreement on or prior to November 22, 2004.

As of September 24, 2004, the Company’s third quarter close date, the book value of the Seller Note, including accrued interest, was $417 million. Additionally, as of September 24, 2004, the Seller Note had a face value, including accrued interest, of $678 million. The Company expects to record a fourth quarter pre-tax charge of approximately $115 million for loss on retirement of debt resulting primarily from the difference between the purchase price ascribed to the Seller Note and the book value of the Seller Note on the Company’s balance sheet. This loss is U.S. based and therefore carries zero tax benefit due to the Company’s tax loss position in this jurisdiction.

In addition, Northrop agreed to pay directly to AI LLC (for the benefit of AI LLC and certain other stockholders) an aggregate of approximately $53 million in respect of a contractual indemnification obligation relating to the settlement of certain cash OPEB payments. Under the terms of the Master Purchase Agreement, Northrop was required to make such payments, following the Company’s initial public offering, to the Company’s non-employee stockholders as of the date of the closing of the Acquisition who remain stockholders as of the date of such payment, in proportion to their beneficial ownership of the Company’s voting securities as of such date of payment. AI LLC in turn had agreed to share such payments with certain other pre-initial public offering stockholders. Of the $53 million payment from Northrop to AI LLC, an aggregate of approximately $1 million is to be paid by AI LLC to certain pre-initial public offering stockholders (including employees and executive officers) in proportion to their share ownership as a return of their initial capital investment.

ITEM 1.	Consolidated and Combined Financial Statements
Notes to Consolidated and Combined Financial Statements (unaudited) (continued)

In addition, pursuant to the Note Purchase and Settlement Agreement, (i) the Company caused its salaried pension plan to pay approximately $21 million (plus associated earnings since the Acquisition) to the salaried pension plan of a subsidiary of Northrop in connection with the original agreement (at the time of the Acquisition) regarding the split of pension assets at the time of the Acquisition and (ii) the Company’s salaried pension plan reimbursed such Northrop subsidiary’s salaried pension plan for approximately $5 million in benefits which it paid to the Company’s plan participants. Such payments had no impact on the Company’s financial statements as the payments were trust-to-trust transfers.

The Note Purchase and Settlement Agreement also clarifies certain ongoing indemnification matters under the Master Purchase Agreement entered into in connection with the Acquisition, amends certain terms under the related employee matters agreement to clarify the intent of the parties and settles certain matters relating to such agreement. The settlement of the matters relating to the employee matters agreement resulted in the reduction in short-term debt as of September 24, 2004 referenced below.

The Company reduced goodwill by $128 million as of September 24, 2004 related to settlement of the foregoing matters. The $128 million consisted of $34 million reduction in short-term debt for settlement of certain matters relating to the employee matters agreement, net of other receivables for contractual matters recorded at the Acquisition, $41 million ascribed to the Released Claims and $53 million for the cash OPEB payments. See Note 7.

The Note Purchase and Settlement Agreement contains such other releases and terms as are customary for agreements of this kind.

4. Divestitures and Asset Sales

During the three months ended March 26, 2004, the Company completed two sale-leaseback transactions involving certain land and buildings used for corporate and engineering activities in Shirley, England and Livonia, Michigan. The Company received cash on the disposals of approximately $90 million (including unremitted VAT of approximately $14 million) and $7 million, respectively. The Shirley transaction included a capital lease component of $21 million due to the retention of interest by the Company in certain buildings.

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

5. Restructuring

For the three months ended September 24, 2004, Chassis Systems, Occupant Safety Systems and Automotive Components recorded charges of $1 million, $2 million and $2 million, respectively, for severance and costs related to the consolidation of certain facilities.

For the nine months ended September 24, 2004, Chassis Systems, Occupant Safety Systems and Automotive Components recorded charges of $11 million, $3 million, and $4 million, respectively, for severance and costs related to the consolidation of certain facilities.

For the three and seven months ended September 26, 2003, Chassis Systems recorded charges totaling $13 million and $16 million, respectively, for severance costs related to the consolidation of certain entities. For the two months ended February 28, 2003, Chassis Systems and Occupant Safety Systems recorded charges of $2 million and $1 million, respectively, for severance and costs related to the consolidation of certain facilities.

ITEM 1.	Consolidated and Combined Financial Statements
Notes to Consolidated and Combined Financial Statements (unaudited) (continued)

The following table illustrates the movement of the restructuring reserves:

		Provision
		Administrative	Cost	Purchase
	Beginning	and	of	Price	Used for Purposes	Ending
(Dollars in millions)	Balance	Selling	Sales	Allocation	Intended	Balance
Three months ended September 24, 2004	$54	$1	$4	$—	$(13)	$46
Nine months ended September 24, 2004	79	3	15	2	(53)	46
Three months ended September 26, 2003	79	5	8	—	(17)	75
Seven months ended September 26, 2003	51	8	8	37	(29)	75
Two months ended February 28, 2003	61	1	2	—	(13)	51

Of the $46 million restructuring reserve accrued at September 24, 2004, approximately $15 million is expected to be paid through the remainder of 2004, and approximately $15 million relates to involuntary employee termination arrangements outside the United States to be paid over the next several years in accordance with local law.

6. Inventories

	As of
	September 24,	December 31,
(Dollars in millions)	2004	2003
Finished products and work in process	$334	$385
Raw materials and supplies	283	250

	$617	$635

7. Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components
(Dollars in millions)	Segment	Segment	Segment	Total
Balance as of December 31, 2003	$1,001	$971	$531	$2,503
First quarter purchase price adjustments	(6)	(10)	—	(16)
Third quarter purchase price adjustments (Northrop settlement — See Note 3)	(52)	(49)	(27)	(128)

Balance as of September 24, 2004	$943	$912	$504	$2,359

The Company reduced goodwill by $128 million as of September 24, 2004 related to settlement of the matters in the Note Purchase and Settlement Agreement. The $128 million consisted of $34 million reduction in short-term debt for settlement of certain matters relating to the employee matters agreement, net of other receivables for contractual matters recorded at the Acquisition, $41 million ascribed to the Released Claims and $53 million for the cash OPEB payments. See Note 3.

ITEM 1.	Consolidated and Combined Financial Statements
Notes to Consolidated and Combined Financial Statements (unaudited) (continued)

Intangible Assets

The following table reflects intangible assets and related amortization information:

	As of		As of
	September 24, 2004		December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Customer relationships	$452	$(36)	451	(19)
Developed technology	80	(16)	79	(8)

Total	532	$(52)	530	$(27)

Intangible assets not subject to amortization
Trademarks	292		292

Total	$824		$822

Aggregate Amortization Expense
For the nine months ended September 24, 2004	$25

The estimated annual amortization expense for 2004 through 2008 is $33 million.

8. Other (Income) Expense — Net

	Successor				Predecessor
	Three months
	ended		Nine months ended	Seven months ended	Two months ended
	September 24,	September 26,	September 24,	September 26,	February 28,
(Dollars in millions)	2004	2003	2004	2003	2003
Minority interest	$3	$3	$10	$8	$4
Asset impairments	—	—	—	—	1
Earnings of affiliates	(3)	(3)	(11)	(5)	(1)
Foreign currency exchange (gains) losses	3	—	3	(16)	4
Miscellaneous other (income) expense	4	(4)	(11)	(15)	(4)

	$7	$(4)	$(9)	$(28)	$4

ITEM 1.	Consolidated and Combined Financial Statements
Notes to Consolidated and Combined Financial Statements (unaudited) (continued)

9. Operating Segments

	Successor				Predecessor
	Three months
	ended		Nine months ended	Seven months ended	Two months ended
	September 24,	September 26,	September 24,	September 25,	February 28,
(Dollars in millions)	2004	2003	2004	2003	2003
Sales to external customers:
Chassis Systems	$1,620	$1,473	$5,126	$3,715	$1,110
Occupant Safety Systems	751	725	2,504	1,871	555
Automotive Components	368	338	1,195	867	251

	$2,739	$2,536	$8,825	$6,453	$1,916

Segment profit before taxes:
Chassis Systems	$67	$29	$242	$60	$46
Occupant Safety Systems	48	53	231	132	53
Automotive Components	17	24	80	65	26

Segment profit before taxes	132	106	553	257	125
Corporate expense and other	(37)	(34)	(103)	(56)	(28)
Financing costs	(60)	(84)	(183)	(229)	(47)
Loss on retirement of debt	—	(31)	(48)	(31)	—

Earnings (losses) before income taxes	$35	$(43)	$219	$(59)	$50

Intersegment sales:
Chassis Systems	$1	$1	$2	$1	$—
Occupant Safety Systems	7	3	16	4	1
Automotive Components	14	11	40	26	7

	$22	$15	$58	$31	$8

10. Income Taxes

Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The provision for income taxes for the three months ended September 24, 2004, was $22 million on pre-tax income of $35 million as compared to income tax benefit of $9 million on pre-tax loss of $43 million in the same period a year ago. For the nine months ended September 24, 2004, the Company recorded income tax expense of $128 million on pre-tax income of $219 million as compared to income tax expense of $41 million on a pre-tax loss of $59 million for the seven months ended September 26, 2003 and income tax expense of $19 million on pre-tax income of $50 million for the two months ended February 28, 2003. The income tax rate varies from the United States statutory income tax rate due primarily to losses in the United States without recognition of a corresponding income tax benefit and higher than United States statutory effective income tax rates in certain foreign jurisdictions. Included in the tax provision calculation for the nine months ended September 24, 2004, are charges of $48 million related to debt prepayment and debt refinancing and $12 million in other charges on which no corresponding tax benefit was recorded due to the valuation allowance in the United States. Excluding these items, the Company's estimated annual effective tax rate will be approximately 46%.

ITEM 1.	Consolidated and Combined Financial Statements
Notes to Consolidated and Combined Financial Statements (unaudited) (continued)

Income tax expense for the seven month period ended September 26, 2003, resulted primarily from not providing a tax benefit for the losses in the United States and certain foreign countries. For the two months ended February 28, 2003, the combined statements of operations include an allocation to the Predecessor of Northrop’s income taxes, in amounts generally equivalent to the provisions that would have resulted had these entities filed separate income tax returns for the period presented.

11. Pension Plans and Post-Retirement Benefits Other Than Pensions (“OPEB”)

The following table provides the components of net pension cost (income) for the Company’s defined benefit pension plans for the three and nine months ended September 24, 2004, the three and seven months ended September 26, 2003, and the two months ended February 28, 2003:

	Successor								Predecessor
	Three months
	ended				Nine months ended		Seven months ended		Two months ended
	September 24,		September 26,		September 24,		September 26,		February 28,
	2004		2003		2004		2003		2003
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non- U.S.	U.S.	Non- U.S.
Defined benefit plans
Service cost	$8	$15	$8	$12	$24	$39	$21	$26	$5	$7
Interest cost on projected benefit obligations	17	69	14	60	51	184	37	133	10	37
Expected return on plan assets	(13)	(87)	(12)	(78)	(39)	(233)	(31)	(173)	(13)	(80)
Amortization of unrecognized loss	—	—	—	—	—	—	—	—	1	10

Net pension cost (income)	$12	$(3)	$10	$(6)	$36	$(10)	$27	$(14)	$3	$(26)

The following table provides the components of net post-retirement benefit cost for the plans for the three and nine months ended September 24, 2004, the three and seven months ended September 26, 2003, and the two months ended February 28, 2003. The net post-retirement benefit cost for the nine months ended September 24, 2004 includes the retroactive recognition of the prescription drug subsidy provided for in the MPD Act as discussed below:

	Successor				Predecessor
	Three months
	ended		Nine months ended	Seven months ended	Two months ended
	September 24,	September 26,	September 24,	September 26,	February 28,
(Dollars in millions)	2004	2003	2004	2003	2003
Service cost	$3	$3	$6	$6	$2
Interest cost	14	16	46	38	10
Amortization of unrecognized income	—	—	—	—	1

Net post-retirement benefit cost	$17	$19	$52	$44	$13

The MPD Act, which was signed into law on December 8, 2003, expanded Medicare to include, for the first time, coverage for prescription drugs. The Company sponsors retiree welfare programs and has determined that this legislation reduces the Company’s costs for some of these programs. In accordance with guidance from the CMS and the FASB, the Company has adopted the provisions of FSP 106-2 in the third quarter of 2004 and has elected to recognize the effect of the subsidy retroactively.

ITEM 1.	Consolidated and Combined Financial Statements
Notes to Consolidated and Combined Financial Statements (unaudited) (continued)

Retroactive recognition of the subsidy reduced expense by $1 million in the first six months of 2004, which has been reflected in the accompanying consolidated statement of operations for the nine months ended September 24, 2004. Additionally, recognition of the subsidy reduced expense for the third quarter of 2004 by $1 million, and has been reflected in the accompanying consolidated statement of operations for the three and nine months ended September 24, 2004. The impact on net post-retirement benefit cost for the fourth quarter of 2004 is expected to be an additional $1 million.

The reductions in expense are applicable to service cost, interest cost and amortization of a portion of the reduction in obligations. The total impact of the MPD Act on the Company’s actuarial liability is expected to be $53 million, and is being accounted for as an actuarial gain in accordance with guidance from the FASB. As a result, the gain will be aggregated with other unrecognized gains and losses, with the portion of such net amount in excess of 10% of the underlying obligations being amortized over various periods relating to the expected lifetimes or expected future working lifetimes of the related participants, depending on the plan. Future authoritative regulations issued by the CMS, including further guidance on determining eligibility for the subsidy, could require the Company to re-determine the impact of this legislation. See Note 2 for further discussion.

The assumptions used in the measurement of the post-retirement benefit obligation as of the measurement date of October 31, 2003 were:

Discount rate	5.50 - 6.25%

For the ten months ended December 31, 2003, the following assumptions were used to determine net post-retirement benefit cost:

Discount rate	5.50 - 6.50%

The assumed healthcare cost trend rates as of the measurement date of October 31, 2003 were:

Initial rate at end of year	8.00 - 10.00%
Ultimate rate	2.25 - 5.00%
Year in which ultimate rate is reached	2010

A one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One Percentage Point
(Dollars in millions)	Increase	Decrease
Effect on total of service and interest cost components for the ten months ended December 31, 2003	$8	$(7)
Effect on post-retirement benefit obligations as of December 31, 2003	$112	$(97)

ITEM 1.	Consolidated and Combined Financial Statements
Notes to Consolidated and Combined Financial Statements (unaudited) (continued)

12. Debt and Capital Stock

Total outstanding debt of the Company as of September 24, 2004, and December 31, 2003, consisted of the following:

(Dollars in millions)	September 24, 2004	December 31, 2003
Short-term debt	$27	$76

Long-term debt
Senior Notes	$1,044	$1,178
Senior Subordinated Notes	295	458
Term Loan facilities	1,209	1,480
Revolving credit facility	—	—
Lucas Industries Limited debentures due 2020	189	189
Seller Note	417	382
Capitalized leases	37	19
Other borrowings	21	26

Total long-term debt	3,212	3,732
Less current portion	23	24

	$3,189	$3,708

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

See Note 3 for a discussion of the settlement agreement reached with Northrop that reduced short-term debt and provides for the expected purchase of the Seller Note by Intermediate. Also, see Note 3 for a discussion of the new $300 million tranche E term loan that was entered into in connection with the expected purchase of the Seller Note.

In January 2004, the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. As of September 24, 2004, approximately $1 million was reduced from the Company’s debt reflecting the mark-to-market adjustment of the interest rate swap agreements.

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

As of September 24, 2004, TRW Automotive had approximately $54 million in outstanding letters of credit, none of which had been drawn against.

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share, of which 98,934,897 shares are issued and outstanding as of September 24, 2004, and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock of which no shares are currently issued or outstanding.

In the quarter ended September 24, 2004, paid-in capital was reduced by $53 million pursuant to the OPEB indemnity payments from Northrop. See Note 3.

13. Other Comprehensive Earnings (Losses)

The components of comprehensive earnings (losses), net of related tax, are as follows:

	Successor				Predecessor
	Three months
	ended		Nine months ended	Seven months ended	Two months ended
	September 24,	September 26,	September 24,	September 26,	February 28,
(Dollars in millions)	2004	2003	2004	2003	2003
Net earnings (losses)	$13	$(34)	$91	$(100)	$31
Foreign currency translation (losses) gains, net	34	10	(4)	59	(58)
Realized gains (losses) on cash flow hedges, net	(2)	(5)	7	(4)	—

Comprehensive earnings (losses)	$45	$(29)	$94	$(45)	$(27)

14. Related Party Transactions

As part of the Acquisition, the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company paid Blackstone a transaction fee of $49 million at the time of the Acquisition. The Company has agreed to pay an annual monitoring fee of $5 million for these services, approximately $4 million of which is included in the unaudited consolidated statement of operations for the nine months ended September 24, 2004, and approximately $3 million of which is included for the seven months ended September 26, 2003.

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
Notes to Consolidated and Combined Financial Statements (unaudited) (continued)

As of September 24, 2004, the Company has recorded certain receivables from Northrop related to tax, environmental and other indemnities in the Master Purchase Agreement.

See Note 3 for discussion of an agreement reached with Northrop and certain payments to pre-initial public offering stockholders, including employees and executive officers, subsequent to September 24, 2004.

15. Contingencies

Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, covering a wide range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and environmental matters. In addition, the Company and its subsidiaries are conducting a number of environmental investigations and remedial actions at current and former locations of certain of the Company’s subsidiaries. Along with other companies, certain subsidiaries of the Company have been named potentially responsible parties for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably with respect to the Company or the relevant subsidiary. A reserve estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of Company environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. At September 24, 2004, the Company had reserves for environmental matters of $85 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position or results of operations. However, the Company cannot predict the effect on the Company’s financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

Further, product liability claims may be asserted in the future for events not currently known by management. Although the ultimate liability from these potential claims cannot be ascertained at September 24, 2004, management does not anticipate that any related liability, after consideration of insurance recovery, would have a material adverse effect on the Company’s financial condition or results of operations.

In October 2000, Kelsey-Hayes Company (formerly known as Fruehauf Corporation) was served with a grand jury subpoena relating to a criminal investigation being conducted by the U.S. Attorney for the Southern District of Illinois. The U.S. Attorney has informed the Company that the investigation relates to possible wrongdoing by Kelsey-Hayes Company and others involving certain loans made by Kelsey-Hayes Company’s then-parent corporation to Fruehauf Trailer Corporation, the handling of the trailing liabilities of Fruehauf Corporation and actions in connection with the 1996 bankruptcy of Fruehauf Trailer Corporation. Kelsey-Hayes Company became a wholly owned subsidiary of Old TRW upon Old TRW’s acquisition of Lucas Varity in 1999 and became a subsidiary of the Company upon the Acquisition. The Company has cooperated with the investigation and is unable to predict the outcome of the investigation at this time.

On May 6, 2002, ArvinMeritor Inc. filed suit against Old TRW in the United States District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty in connection with certain tie rod ends that Old TRW supplied to ArvinMeritor and the recall of some of these tie rod ends. ArvinMeritor subsequently recalled all of the tie rod ends, and claims that it is entitled to reimbursement from Old TRW for the costs associated with both the products recalled by Old TRW and those recalled by ArvinMeritor on its own. The parties are engaged in settlement discussions and the Company currently

ITEM 1.	Consolidated and Combined Financial Statements
Notes to Consolidated and Combined Financial Statements (unaudited) (continued)

expects that a settlement of this matter will be achieved. The Company established a reserve for this matter in a prior quarter and believes this reserve is adequate.

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

Executive Overview

We achieved strong third quarter 2004 results, with net sales of approximately $2.7 billion, up $203 million or approximately 8% from third quarter 2003. The increase resulted primarily from a higher level of sales from new product areas and foreign currency translation, partially offset by pricing provided to customers and a reduction in sales due to a first quarter 2004 divestiture. Operating income for third quarter 2004 was $95 million, an increase of $23 million, compared to the prior year operating income. This increase resulted primarily from an increased level of sales, a higher level of cost savings and lower restructuring charges, partially offset by pricing provided to customers, inflation (primarily in the area of ferrous metals) and reserves for pending litigation among other matters.

We achieved our third quarter results despite a decrease in North American production of 1% (4% at the Big Three where we have higher sales volume) from the prior year quarter and the continued rapid rise in inflationary pressures impacting ferrous metals, and most recently, other commodities. In the third quarter, we continued to work with our suppliers and customers to mitigate the impact of increasing costs of ferrous metals and other commodities. However, these inflationary pressures have placed a significant operational and financial burden on the Company this year and are expected to continue for the remainder of the year and into 2005. Consequently, we cannot assure you that we will not experience increased costs or disruptions in supply over the remainder of the year or longer term, or that such increased costs will not adversely impact our future earnings.

On November 2, 2004, the Company amended and restated its existing credit agreement to provide for a new $300 million tranche E term loan, the proceeds of which, as previously announced, will be used along with a combination of available cash and, to the extent needed, funds obtained under existing liquidity arrangements to purchase its acquisition-related 8% pay-in-kind seller note (“Seller Note”) with a face value, including accrued interest, of $678 million, from a subsidiary of Northrop Grumman Corporation (“Northrop”).

Basis of Presentation

We did not historically operate as a stand-alone business, but as part of TRW Inc. (“Old TRW”), which became a subsidiary of Northrop on December 11, 2002. TRW Automotive Acquisition Corp. acquired the shares of the subsidiaries of TRW engaged in the automotive business upon consummation of the February 28, 2003 acquisition (the “Acquisition”). Subsequent to the Acquisition, TRW Automotive Acquisition Corp. changed its name to TRW Automotive Inc. (referred to herein as “TRW Automotive”). Our predecessor’s 51% interest in the joint venture, TRW Koyo Steering Systems Company (“TKS”), was not transferred to us as part of the Acquisition.

Due to the change in ownership, and the resultant application of purchase accounting, our predecessor’s pre-Acquisition and our post-Acquisition financial statements have been prepared on a different basis for the periods presented and are not comparable. For purposes of the periods presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the results of operations of our predecessor for the two months ended February 28, 2003, prior to the Acquisition, and our results of operations for the seven months ended September 26, 2003, have been combined for convenience of discussion and are collectively referred to as “nine months ended September 26, 2003.”

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following consolidated and combined statements of operations compare the results of operations for three and nine months ended September 24, 2004 and September 26, 2003.

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

Total Company Results of Operations

CONSOLIDATED
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Variance Increase (Decrease)
	September 24,	September 26,
(Dollars in millions)	2004	2003	Transactions		Operations	Total
Sales	$2,739	$2,536	$—		$203	$203
Cost of sales	2,462	2,294	(1	) (a)	169	168

Gross profit	277	242	1		34	35
Administrative and selling expenses	131	127	—		4	4
Research and development expenses	36	38	—		(2)	(2)
Amortization of intangible assets	8	9	—		(1)	(1)
Other (income) expense — net	7	(4)	—		(11)	(11)

Operating income	95	72	1		22	23
Interest expense, net	60	84	(1	) (b)	(23)	(24)
Loss on retirement of debt	—	31	(31	) (b)	—	(31)

Earnings (losses) before income taxes	35	(43)	33		45	78
Income tax expense	22	(9)	4	(c)	27	31

Net earnings (losses)	$13	$(34)	$29		$18	$47

(a)	Reflects the elimination of a $1 million inventory write-up recorded as a result of the Acquisition. The related inventory was sold in the third quarter of 2003.

(b)	Reflects net financing costs based upon our new capital structure.

(c)	Reflects the tax effect of the above variances at the applicable tax rates.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CONSOLIDATED AND COMBINED
STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended		Variance Increase (Decrease)
	September 24,	September 26,
(Dollars in millions)	2004	2003	Transactions		Operations	Total
Sales	$8,825	$8,369	$(43	) (a)	$499	$456
Cost of sales	7,855	7,468	(100	) (b)	487	387

Gross profit	970	901	57		12	69
Administrative and selling expenses	389	402	(2	) (c)	(11)	(13)
Research and development expenses	115	119	—		(4)	(4)
Purchased in-process research and development	—	85	(85	) (d)	—	(85)
Amortization of intangible assets	25	21	3	(e)	1	4
Other income— net	(9)	(24)	1	(f)	(16)	(15)

Operating income	450	298	142		10	152
Interest expense, net	183	251	(18	) (g)	(50)	(68)
Loss on retirement of debt	48	31	(31	) (g)	48	17
Loss on sales of receivables	—	25	(17	) (g)	(8)	(25)

Earnings (losses) before income taxes	219	(9)	208		20	228
Income tax expense	128	60	42	(h)	26	68

Net earnings (losses)	$91	$(69)	$166		$(6)	$160

(a)	Reflects the sales of TKS, which was not transferred to us as part of the Acquisition.

(b)	Reflects $40 million of cost of sales of TKS, $12 million in pension and OPEB adjustments as a result of purchase accounting, the effects of a $43 million inventory write-up recorded as a result of the Acquisition and $5 million net decrease in depreciation and amortization expense resulting from fair value adjustments to fixed assets and certain intangibles.

(c)	Reflects the elimination of $1 million of administrative and selling expense in respect of TKS, the addition of $1 million in the annual monitoring fee payable to an affiliate of Blackstone and $2 million decrease in depreciation and amortization expense resulting from fair value adjustments to fixed assets and capital software.

(d)	Reflects the fair value of purchased in-process research and development expensed as a result of purchase accounting.

(e)	Reflects the incremental increase in amortization resulting from assignment of fair value to certain intangibles.

(f)	Reflects $1 million of other expense related to TKS.

(g)	Reflects net financing costs based upon our new capital structure and the initiation of our receivables facility.

(h)	Reflects the tax effect of the above variances at the applicable tax rates.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The results of operations reflect the impact of various unusual items during the periods discussed. Pretax earnings for the three and nine months ended September 24, 2004 and September 26, 2003, were negatively impacted by the effects of these unusual items as presented in the following table:

	Three months ended		Nine months ended
	September 24,	September 26,	September 24,	September 26,
(Dollars in millions)	2004	2003	2004	2003
Restructuring charges — Severance and other (cash)	$(5)	$(13)	$(18)	$(19)
Loss on retirement of debt	—	(31)	(48)	(31)
Northrop/Old TRW merger-related transaction costs	—	—	—	(6)

Unusual items pre-tax earnings (losses)	$(5)	$(44)	$(66)	$(56)

These unusual items are classified in the statements of operations as follows:

	Three months ended		Nine months ended
	September 24,	September 26,	September 24,	September 26,
(Dollars in millions)	2004	2003	2004	2003
Cost of sales	$4	$8	$15	$11
Administrative and selling expenses	1	5	3	13
Other expense (income) — net	—	—	—	1
Loss on retirement of debt	—	31	48	31

Reduction in earnings (losses) before income taxes	5	44	66	56
Income tax benefit	2	11	4	16

Reduction in earnings (losses)	$3	$33	$62	$40

Three Months Ended September 24, 2004 Compared to Three Months Ended September 26, 2003

Sales for the three months ended September 24, 2004 of $2.7 billion increased $203 million from $2.5 billion for the three months ended September 26, 2003. Sales increased primarily due to the favorable effect of foreign currency exchange of $121 million. The increase was also attributable to higher sales of new products, net of price reductions provided to customers, of $99 million. Increased sales were partially offset by a net loss of sales of $17 million due to a first quarter 2004 divestiture.

Gross profit for the three months ended September 24, 2004 of $277 million increased $35 million from $242 million for the three months ended September 26, 2003. Gross profit increased primarily as a result of cost savings net of price reductions provided to customers and inflation (which included the effects of higher costs for ferrous metals) of $28 million, and the positive impact of higher volume, net of adverse product mix, of $15 million. These increases were partially offset by $11 million resulting from a combination of higher warranty expenses and a net increase in litigation reserves. Gross profit for the three months ended September 24, 2004 and September 26, 2003 included restructuring charges, primarily for severance, of $4 million and $8 million, respectively. Gross profit for the three months ended September 24, 2004 was 10.1% compared to 9.5% for the three months ended September 26, 2003.

Administrative and selling expenses for the three months ended September 24, 2004 were $131 million compared to $127 million for the three months ended September 26, 2003. Administrative and selling expenses primarily increased due to the unfavorable impact of foreign currency exchange and inflation partially offset by a reduction in restructuring charges. Administrative and selling expenses for the three months ended September 24, 2004 included restructuring charges primarily for severance of $1 million compared to $5 million for the three months ended September 26, 2003. Administrative and selling

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

expenses as a percentage of sales for the three months ended September 24, 2004, were 4.8% compared to 5.0% for the three months ended September 26, 2003.

Research and development expenses for the three months ended September 24, 2004 were $36 million compared to $38 million for the three months ended September 26, 2003. The reduction in expenses reflected cost savings partially offset by the unfavorable effect of foreign currency exchange. Research and development expenses as a percentage of sales were 1.3% for the three months ended September 24, 2004, and 1.5% for the three months ended September 26, 2003.

Other (income) expense — net for the three months ended September 24, 2004 was expense of $7 million compared to income of $4 million for the three months ended September 26, 2003. The decline was primarily a result of foreign currency exchange losses and lower miscellaneous other income.

Interest expense, net for the three months ended September 24, 2004 was $60 million compared to $84 million for the three months ended September 26, 2003. The decline in interest expense resulted primarily from the March 2004 pay down of debt with the proceeds from our initial public offering and available cash, the January 2004 refinancing, and the use of interest rate swaps.

Loss on retirement of debt for the three months ended September 26, 2003 of $31 million was primarily due to the expensing of unamortized deferred debt issuance costs in connection with the July 2003 refinancing of the then-existing term loan bank facilities.

Income tax expense for the three months ended September 24, 2004 was $22 million on pre-tax income of $35 million as compared to income tax benefit of $9 million on pre-tax losses of $43 million for the three months ended September 26, 2003. The income tax rate varies from the United States statutory income tax rate due primarily to losses in the United States without recognition of a corresponding income tax benefit and higher than United States statutory effective income tax rates in certain foreign jurisdictions.

Earnings before interest, taxes, depreciation and amortization (EBITDA): EBITDA is defined as earnings (losses) before interest, losses on sales of receivables, gain (loss) on retirement of debt, taxes, depreciation and amortization (“EBITDA”). EBITDA for the three months ended September 24, 2004 was $215 million compared to $189 million for the three months ended September 26, 2003.

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

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides a reconciliation of net earnings (losses) to EBITDA:

	Three months ended
(Dollars in millions)	September 24, 2004	September 26, 2003
Net earnings (losses)	$13	$(34)
Depreciation and amortization	120	117
Interest expense, net	60	84
Loss on retirement of debt	—	31
Income tax expense (benefit)	22	(9)

EBITDA	$215	$189

Nine Months Ended September 24, 2004 Compared to Nine Months Ended September 26, 2003

Sales for the nine months ended September 24, 2004 of $8.8 billion increased $456 million from $8.4 billion for the nine months ended September 26, 2003. The increase primarily resulted from the favorable effect of foreign currency exchange of $462 million and sales of new products, net of price reductions provided to customers, of $126 million. These increases were offset by the net loss of sales from divestitures of $89 million and the absence of TKS sales of $43 million. Our predecessor’s interest in TKS was not transferred to us as part of the Acquisition.

Gross profit for the nine months ended September 24, 2004 of $970 million increased $69 million from $901 million for the nine months ended September 26, 2003. The increase resulted primarily from higher net costs incurred in 2003 associated with the Transactions of $57 million (which included $12 million of net pension and OPEB income), the positive impact of higher volume, net of adverse product mix, of $40 million, the favorable effect of foreign currency exchange of $33 million, and cost savings in excess of price reductions provided to customers and inflation (which included the effects of increased costs for ferrous metals) of $18 million. These increases were partially offset by a $41 million increase in net pension and OPEB expense, and $22 million resulting from a combination of higher expenses for warranty and a net increase in litigation reserves and increased costs of $9 million including restructuring and charges relating to one of our Mexican plants including an inventory obsolescence adjustment and operational issues. Gross profit for the nine months ended September 24, 2004 included restructuring charges of $15 million, primarily for severance and costs to consolidate facilities, compared to $11 million of restructuring and unusual charges for the nine months ended September 26, 2003. Gross profit as a percentage of sales for the nine months ended September 24, 2004 was 11.0% compared to 10.8% for the nine months ended September 26, 2003.

Administrative and selling expenses for the nine months ended September 24, 2004 of $389 million declined $13 million from $402 million for the nine months ended September 26, 2003. Lower expenses primarily reflected net cost savings of $12 million, a reduction in unusual charges of $10 million and lower expenses due to divested operations of $9 million, partially offset by the unfavorable impact of foreign currency exchange of $17 million. Administrative and selling expenses for the nine months ended September 24, 2004 included restructuring charges of $3 million related to severance compared to $13 million in restructuring and unusual charges for the nine months ended September 26, 2003. Administrative and selling expenses as a percentage of sales for the nine months ended September 24, 2004 was 4.4% compared to 4.8% for the nine months ended September 26, 2003.

Research and development expenses were $115 million for the nine months ended September 24, 2004 compared to $119 million for the nine months ended September 26, 2003. The reduction in expenses primarily resulted from net cost savings partially offset by the unfavorable impact of foreign currency

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

exchange. Research and development expenses as a percentage of sales were 1.3% for the nine months ended September 24, 2004 and 1.4% for the nine months ended September 26, 2003.

Purchased in-process research and development for the nine months ended September 26, 2003 was $85 million. This reflected a write-off of the fair value of purchased in-process research and development expenses related to the Acquisition.

Other income – net for the nine months ended September 24, 2004 was income of $9 million compared to income of $24 million for the nine months ended September 26, 2003. The decrease was primarily the result of lower foreign currency exchange gains and lower other miscellaneous income, partially offset by an increase in earnings from affiliates.

Interest expense, net for the nine months ended September 24, 2004 was $183 million compared to $251 million for the nine months ended September 26, 2003. The reduction in net interest expense was primarily due to the March 2004 pay down of debt with proceeds from our initial public offering and available cash, the January 2004 refinancing, and the use of interest rate swap agreements.

Loss on retirement of debt for the nine months ended September 24, 2004 totaled $48 million compared to $31 million for the nine months ended September 26, 2003. In 2004, we expensed $30 million of redemption fees and $6 million of unamortized debt issuance costs associated with the March 2004 repayment of a portion of each of the dollar and euro-denominated senior notes and senior subordinated notes and $12 million of unamortized debt issuance costs related to the January 2004 refinancing of the then-existing term loan facilities and April 2004 pay down. In 2003, we expensed $31 million of unamortized deferred debt issuance costs in connection with the July 2003 refinancing of the then-existing term loan facilities.

Income tax expense for the nine months ended September 24, 2004 was $128 million on pre-tax income of $219 million as compared to income tax expense of $60 million on a pre-tax loss of $9 million for the nine months ended September 26, 2003. The income tax rate varies from the United States statutory income tax rate due primarily to losses in the United States without recognition of a corresponding income tax benefit and higher than United States statutory effective income tax rates in certain foreign jurisdictions.

EBITDA for the nine months ended September 24, 2004 was $816 million compared to $660 million for the nine months ended September 26, 2003.

The following table provides a reconciliation of net earnings (losses) to EBITDA:

	Nine months ended
(Dollars in millions)	September 24, 2004	September 26, 2003
Net earnings (losses)	$91	$(69)
Depreciation and amortization	366	362
Interest expense, net	183	251
Loss on retirement of debt	48	31
Loss on sales of receivables	—	25
Income tax expense	128	60

EBITDA	$816	$660

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CHASSIS SYSTEMS

For the three months ended:

	September 24,	September 26,	Variance Increase (Decrease)
(Dollars in millions)	2004	2003	Transactions	Operations	Total
Sales	$1,620	$1,473	$—	$147	$147
Profit before taxes	67	29	1	37	38
Unusual items – income (expense) included in profit before taxes	(1)	(13)	—	12	12

For the nine months ended:

	September 24,	September 26,	Variance Increase (Decrease)
(Dollars in millions)	2004	2003	Transactions	Operations	Total
Sales	$5,126	$4,825	$(43)	$344	$301
Profit before taxes	242	106	90	46	136
Unusual items – income (expense) included in profit before taxes	(11)	(18)	—	7	7

Three Months Ended September 24, 2004 Compared to Three Months Ended September 26, 2003

Sales for the three months ended September 24, 2004 of $1,620 million increased $147 million from $1,473 million for the three months ended September 26, 2003. The increase primarily resulted from higher volume and sales of new products, net of pricing provided to customers, of $97 million and the favorable impact of foreign currency exchange of $67 million, partially reduced by the net loss of sales from divestitures of $17 million.

Profit before taxes for the three months ended September 24, 2004 of $67 million increased $38 million from $29 million for the three months ended September 26, 2003. The increase primarily reflected savings from cost reduction activities, net of price reductions to customers and inflation (which included the effects of higher costs for ferrous metals), of $20 million, the positive impact of higher sales volume, net of negative product mix, of $13 million and a decline in restructuring expenses of $12 million. These increases were partially reduced by the unfavorable impact of foreign currency exchange of $6 million. Profit before taxes for the three months ended September 24, 2004 included restructuring charges of $1 million compared to $13 million of restructuring charges primarily for severance for the three months ended September 26, 2003.

Nine Months Ended September 24, 2004 Compared to Nine Months Ended September 26, 2003

Sales for the nine months ended September 24, 2004 of $5,126 million increased $301 million from $4,825 million for the nine months ended September 26, 2003. Increased sales primarily resulted from the favorable impact of foreign currency exchange of $264 million, higher volume and sales of new products, net of price reductions provided to customers, of $108 million, partially offset by a net loss of sales from divested operations of $28 million and the absence of $43 million of TKS sales. Our predecessor’s interest in TKS was not transferred to us as part of the Acquisition.

Profit before taxes for the nine months ended September 24, 2004 of $242 million increased $136 million from $106 million for the nine months ended September 26, 2003. Profit before taxes for the nine months ended September 26, 2003 included net expenses totaling $90 million due to the Transactions. Net costs

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

related to the Transactions consisted of a write-off of the fair value of purchased in-process research and development of $59 million, the unfavorable effect of an inventory write-up of $27 million, higher depreciation and amortization expenses of $5 million and TKS profit before taxes of $1 million. In addition to the absence of these costs related to the Transactions, the increase resulted primarily from the favorable impact of savings from cost reductions, net of price reductions to customers and inflation (which included the effects of higher costs for ferrous metals) of $31 million, the positive effect of higher volume in excess of adverse product mix of $21 million, and a reduction in restructuring charges of $7 million. These increases were partially offset by higher net pension and OPEB expenses of $7 million and increased warranty expenses of $7 million. Profit before taxes for the nine months ended September 24, 2004 and September 26, 2003 included restructuring charges primarily for severance of $11 million and $18 million, respectively.

OCCUPANT SAFETY SYSTEMS

For the three months ended:

	September 24,	September 26,	Variance Increase (Decrease)
(Dollars in millions)	2004	2003	Transactions	Operations	Total
Sales	$751	$725	$—	$26	$26
Profit before taxes	48	53	—	(5)	(5)
Unusual items – income (expense) included in profit before taxes	(2)	—	—	(2)	(2)

For the nine months ended:

	September 24,	September 26,	Variance Increase (Decrease)
(Dollars in millions)	2004	2003	Transactions	Operations	Total
Sales	$2,504	$2,426	$—	$78	$78
Profit before taxes	231	185	32	14	46
Unusual items – income (expense) included in profit before taxes	(3)	(1)	—	(2)	(2)

Three Months Ended September 24, 2004 Compared to Three Months Ended September 26, 2003

Sales for the three months ended September 24, 2004 of $751 million increased $26 million from $725 million for the three months ended September 26, 2003. The increase resulted primarily from the favorable impact of foreign currency exchange of $37 million partially offset by price reductions provided to customers in excess of higher volume of $11 million.

Profit before taxes for the three months ended September 24, 2004 of $48 million declined $5 million from $53 million for the three months ended September 26, 2003. The decrease resulted primarily from a net increase in litigation reserves of $7 million, higher restructuring charges, and the unfavorable effect of adverse product mix, net of the positive effect of higher sales volume, partially offset by cost savings, net of price reductions provided to customers and inflation (which included the effects of higher costs for ferrous metals). Profit before taxes for the three months ended September 24, 2004, included restructuring charges primarily for severance of $2 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended September 24, 2004 Compared to Nine Months Ended September 26, 2003

Sales for the nine months ended September 24, 2004 of $2,504 million increased $78 million from $2,426 million for the nine months ended September 26, 2003. The increase resulted primarily from the favorable impact of foreign currency exchange of $133 million, and higher volume, net of price reductions provided to customers, of $6 million, partially offset by a reduction in sales of $61 million due to the divestiture of our interest in a joint venture in 2003.

Profit before taxes for the nine months ended September 24, 2004 of $231 million increased $46 million from $185 million for the nine months ended September 26, 2003. Profit before taxes for the nine months ended September 26, 2003 included net expenses related to the Transactions of $32 million. Net charges related to the Transactions consisted of a write-off of the fair value of purchased in-process research and development of $26 million and the unfavorable effect of an inventory write-up of $9 million partially offset by lower depreciation and amortization expenses of $3 million. In addition to the absence of the costs related to the Transactions, the increase resulted primarily from the positive impact of higher volume, net of adverse product mix, of $14 million, and cost savings, net of price reductions to customers and inflation (which included the effects of higher costs for ferrous metals), of $8 million. These increases were partially offset by an increase in costs of $10 million including an increase in litigation reserves, and higher net pension and OPEB expenses. Profit before taxes for the nine months ended September 24, 2004 and September 26, 2003 included restructuring charges primarily for severance of $3 million and $1 million, respectively.

AUTOMOTIVE COMPONENTS

For the three months ended:

	September 24,	September 26,	Variance Increase (Decrease)
(Dollars in millions)	2004	2003	Transactions	Operations	Total
Sales	$368	$338	$—	$30	$30
Profit before taxes	17	24	—	(7)	(7)
Unusual items – income (expense) included in profit before taxes	(2)	—	—	(2)	(2)

For the nine months ended:

	September 24,	September 26,	Variance Increase (Decrease)
(Dollars in millions)	2004	2003	Transactions	Operations	Total
Sales	$1,195	$1,118	$—	$77	$77
Profit before taxes	80	91	4	(15)	(11)
Unusual items – income (expense) included in profit before taxes	(4)	—	—	(4)	(4)

Three Months Ended September 24, 2004 Compared to Three Months Ended September 26, 2003

Sales for the three months ended September 24, 2004 of $368 million increased $30 million from $338 million for the three months ended September 26, 2003. The increase resulted primarily from the favorable effect of foreign currency exchange of $17 million and higher volume in excess of price reductions provided to customers of $13 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Profit before taxes for the three months ended September 24, 2004 of $17 million decreased $7 million from $24 million for the three months ended September 26, 2003. The decrease resulted primarily from an increase in restructuring costs, a higher level of warranty and pension and OPEB costs and charges relating to one of our Mexican plants including an inventory obsolescence adjustment and operational issues. These higher costs were partially offset by cost savings, net of price reductions to customers and inflation (which included the effects of higher costs for ferrous metals), and the positive impact of higher volume, net of adverse product mix. Profit before taxes for the three months ended September 24, 2004 included restructuring charges of $2 million for severance and costs to consolidate certain facilities.

Nine Months Ended September 24, 2004 Compared to Nine Months Ended September 26, 2003

Sales for the nine months ended September 24, 2004 of $1,195 million increased $77 million from $1,118 million for the nine months ended September 26, 2003. Higher sales primarily resulted from the favorable impact of foreign currency exchange of $65 million and the effect of higher volume, net of price reductions provided to customers, of $12 million.

Profit before taxes for the nine months ended September 24, 2004 of $80 million declined $11 million from $91 million for the nine months ended September 26, 2003. The decline resulted primarily from price reductions to customers and inflation (which included the effects of increases costs for ferrous metals), charges relating to one of our Mexican plants including an inventory obsolescence adjustment and operational issues, an increase in restructuring charges and higher warranty expenses partially offset by cost savings, the absence of costs related to the Transactions, and the favorable impact of foreign currency exchange. Profit before taxes for the nine months ended September 24, 2004 included restructuring charges of $4 million primarily for severance and costs to consolidate certain facilities.

Liquidity and Capital Resources

Debt and Commitments

Our primary source of liquidity is cash flow generated from operations. We also have availability under our revolving credit facility and receivables facilities, subject to certain conditions, described below. See “Off-Balance Sheet Arrangements.” Our primary liquidity requirements, which are significant, are expected to be for debt service, working capital, capital expenditures and research and development costs.

We are significantly leveraged. In connection with the Acquisition, TRW Automotive issued the senior notes and the senior subordinated notes, entered into senior credit facilities, consisting of a revolving credit facility and term loan facilities, and initiated a trade accounts receivable securitization program, or the receivables facility. Also, in connection with the Acquisition, TRW Automotive Intermediate Holdings Corp., our direct subsidiary (“Intermediate”), issued the Northrop subordinated note (the “Seller Note”) to an affiliate of Northrop, which Intermediate expects to purchase on or prior to November 22, 2004. See “Settlement with Northrop and Purchase of Seller Note” below. As of September 24, 2004, prior to the amendment and restatement of the credit agreement described below and the expected purchase of the Seller Note, we had outstanding $3,239 million in aggregate indebtedness, with an additional $443 million of borrowing capacity available under our revolving credit facility, after giving effect to $57 million in outstanding letters of credit and guarantees, which reduced the amount available. As of September 24, 2004, approximately $332 million of our total reported accounts receivable balance was considered eligible for borrowings under our receivables facility, of which approximately $245 million would have been available for funding, and we had no advance outstanding under our receivables facility. See “Off-Balance Sheet Arrangements” for further discussion of our European facilities, which have approximately €145 million of funding availability.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Senior Secured Credit Facilities. The senior secured credit facilities consist of a secured revolving credit facility and various senior secured term loan facilities. The revolving credit facility matures in 2009 and provides for borrowings of up to $500 million including the availability of letters of credit, and is available in U.S. dollars, euros, pounds sterling and other currencies. As of September 24, 2004, the term loan facilities, with maturities ranging from 2009 to 2011, consisted of an aggregate of $1.15 billion dollar-denominated term loans and €50 million euro-denominated term loan. On November 2, 2004, we entered into an amended and restated credit agreement with JP Morgan Chase Bank as agent and the other banks and financial institutions party thereto. The amended and restated credit agreement provides for a new term loan facility, the proceeds of which will be used towards the purchase of the Seller Note. The new term loan facility consists of a $300 million tranche E term loan that matures on October 31, 2010 and will amortize in equal quarterly installments in an amount equal to one percent per annum during the first five years and nine months and in one final installment on the maturity date. The tranche E term loan is guaranteed and secured on the same basis as the existing senior credit facilities, as described below. The senior credit facilities, as used herein, means the senior credit facilities as amended to give effect to the November 2, 2004 amendment and restatement of the credit agreement. After giving effect to the November 2, 2004 amendment and restatement of the existing credit agreement to provide for the issuance of the tranche E term loan, the outstanding balance on the term loan facilities consist of an aggregate of $1.45 billion dollar-denominated term loans and €50 million euro-denominated term loan.

Guarantees and Security of Term Loan Facilities. The senior credit facilities are unconditionally guaranteed on a senior secured basis, in each case, by us, substantially all our existing and future wholly owned domestic subsidiaries, including Intermediate, and by TRW Automotive Finance (Luxembourg), S.à.r.l. In addition, all obligations under the senior credit facilities, including the new tranche E term loan, and the guarantees of those obligations, are secured by substantially all of our assets and all the assets of TRW Automotive and each U.S. guarantor, subject to certain exceptions. The obligations of the foreign subsidiary borrowers under the senior credit facilities, and foreign guarantees of such obligations are, subject to certain exceptions and only to the extent permitted by applicable legal and contractual provisions and to the extent that it does not result in adverse tax consequences, secured by substantially all of the assets of the foreign subsidiary borrowers and foreign subsidiary guarantors.

Interest payments. Borrowings under the senior credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) JPMorgan Chase Bank’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR or a eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. At September 24, 2004, the applicable margin for $350 million of the term loans was 0.75% with respect to base rate borrowings and 1.75% with respect to eurocurrency borrowings and the applicable margins for borrowings for the remainder of the term loans was 1.25% with respect to base rate borrowings and 2.25% with respect to eurocurrency borrowings. At November 2, 2004, the applicable margin for the tranche E term loan was 0.50% with respect to base rate borrowings and 1.50% with respect to LIBOR borrowings. The applicable margin for certain of these borrowings may be reduced based on our attaining certain leverage ratios or increased based on certain credit ratings for the senior credit facilities. In addition to paying interest on outstanding principal under the senior credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder currently at a rate equal to 0.50% per annum (which may be reduced or increased under certain circumstances). We also pay customary letter of credit fees.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our senior notes and senior subordinated notes, which mature in 2013, bear interest (payable semi-annually on February 15 and August 15) at fixed rates ranging from 9-3/8% to 11-3/4%.

Settlement with Northrop and Purchase of Seller Note. On October 10, 2004, the Company entered into a note purchase and settlement agreement (the “Note Purchase and Settlement Agreement”) with Northrop, a subsidiary of Northrop, Intermediate and Automotive Investors L.L.C. (“AI LLC”), an affiliate of The Blackstone Group L.P. (“Blackstone”). The Note Purchase and Settlement Agreement provides for (i) mutual releases by Northrop and the Company from certain (the “Released Claims”) potential indemnification claims under certain agreements entered into in connection with the Acquisition and (ii) Intermediate to make a net cash payment of approximately $494 million to Northrop in respect of the purchase of the Seller Note. The cash payment of approximately $494 million for the Seller Note is net of a credit of approximately $41 million ascribed to the Released Claims. On November 2, 2004, the Company amended and restated its existing credit agreement in order to add a six-year tranche E term loan, which was issued in the amount of $300 million and bears interest at variable interest rates. The proceeds of the new term loan, together with available cash on hand and, to the extent needed, funds obtained under existing liquidity arrangements, will be used by Intermediate to purchase the Seller Note pursuant to the Note Purchase and Settlement Agreement on or prior to November 22, 2004. See “Other Matters – Additional Provisions of the Note Purchase and Settlement Agreement” for a description of other provisions of the settlement with Northrop.

At the time of the Acquisition, the Company valued the Seller Note based on a 15 year life and 8% pay-in-kind interest, and determined that the fair value of the Seller Note, and corresponding book value at March 1, 2003, was $348 million using a 12% discount rate. As of September 24, 2004, the Company’s third quarter close date, the book value of the Seller Note, including accrued interest, was $417 million. Additionally, as of September 24, 2004, the Seller Note had a face value, including accrued interest, of $678 million. The Company expects to record a fourth quarter pre-tax charge of approximately $115 million for loss on retirement of debt resulting primarily from the difference between the purchase price ascribed to the Seller Note and the book value of the Seller Note on the Company’s balance sheet at the time the transaction is completed. This loss is U.S. based and therefore carries zero tax benefit due to the Company’s tax loss position in this jurisdiction.

The new term loan entered into in connection with the purchase of the Seller Note is described above.

Debt Restrictions. The senior credit facilities, senior notes and senior subordinated notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of our subsidiaries to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including, in the case of the senior credit facilities, the senior notes and senior subordinated notes, as well as the Seller Note), pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness (including, in the case of the senior credit facilities, the senior notes, senior subordinated notes and the receivables facility and change the business conducted by us and our subsidiaries. In addition, the senior credit facilities contain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio, and a maximum capital expenditures limitation and require certain prepayments from excess cash flows, as defined, and in connection with certain asset sales and the incurrence of debt not permitted under the senior credit facilities.

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

Interest Rate Swap Agreements. In January 2004 the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. As of September 24, 2004, debt was reduced by approximately $1 million as a result of reflecting a $1 million obligation associated with marking to market interest rate swaps.

Other Commitments. We are subject to increased OPEB cash costs due to, among other factors, rising health care costs. In addition, we expect to continue to have substantial pension funding obligations in the future.

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

As previously disclosed, under the master purchase agreement relating to the Acquisition, we are required to indemnify Northrop for certain tax losses or liabilities. This indemnification obligation is capped at $67 million (with no more than $49 million payable this year). Initial payments of approximately $20 million and approximately $8 million were made in September 2004 and October 2004, respectively.

Funding Our Requirements. We believe that funds generated from operations and planned borrowing capacity will be adequate to fund debt service requirements, capital expenditures, working capital requirements and company-sponsored research and development programs. In addition, we believe that our current financial position and financing plans will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. Our ability to continue to fund these items and continue to reduce debt, however, may be affected by general economic, financial, competitive, legislative and regulatory factors, and the cost of warranty and recall and litigation claims, among other things. Therefore, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility or receivables facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Cash Flows

Cash provided by operating activities for the nine months ended September 24, 2004 was $36 million as compared to net cash provided by operating activities of $224 million for the nine months ended

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

September 26, 2003. The change of approximately $188 million resulted from an increase in working capital requirements primarily related to the timing of customer payments, and normalized accrued expenses following the Acquisition due to the fact that certain obligations typically settled in January and February of each year were paid in December 2002 prior to the Merger.

Cash used in investing activities in the first nine months of 2004 decreased by approximately $3.3 billion over the comparable period in 2003. Cash used to fund the Acquisition, including related fees, in 2003 accounts for the majority of the improvement. Proceeds from asset sales and divestitures totaled approximately $79 million for the nine months ended September 24, 2004, compared to $31 million in the prior year.

Cash used in financing activities was approximately $250 million in the first nine months of 2004 compared to cash provided by financing activities of approximately $3.8 billion in the comparable period of 2003. During the nine months ended September 24, 2004, we sold shares in an initial public offering for approximately $636 million, net of fees and expenses, repurchased shares from Blackstone for approximately $319 million and paid down a portion of principal on our senior notes and senior subordinated notes of approximately $287 million. In addition, we used approximately $250 million in cash on hand to pay down a portion of principal on our senior secured credit facilities. In the same period last year, we received approximately $500 million in net transfers from our former parent company associated with participation in their cash management system. In addition, in the first nine months of 2003, we repaid approximately $300 million in short term debt, issued shares for approximately $698 million and borrowed approximately $3 billion, net of issue costs, all in connection with the Acquisition.

Capital Expenditures

Through September 2004, we have spent $248 million in capital expenditures, primarily in connection with the continuation of new product launches started in 2003, upgrading existing products, additional new product launches in 2004 and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $220 million in such capital expenditures during the remainder of 2004.

Contractual Obligations and Commitments

Since December 31, 2003, we reduced principal outstanding on our senior secured credit facilities by $213 million in January 2004 and $51 million in April 2004 with available cash on hand. We also reduced the principal outstanding on our senior notes and senior subordinated notes by $287 million in February 2004 with the proceeds of our initial public offering. On November 2, 2004, we entered into a new $300 million senior secured credit facility. In addition, in connection with Note Purchase and Settlement Agreement reached with Northrop, we expect to purchase the Seller Note for approximately $494 million, net, on or prior to November 22, 2004. Additionally, the settlement of the matters relating to the employee matters agreement resulted in the reduction in short-term debt as of September 24, 2004.

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

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on the terms of this facility and on the criteria described above, as of September 24, 2004, approximately $332 million of our accounts receivable balance was considered eligible for borrowings under the program, of which approximately $245 million would have been available for funding. We had no outstanding borrowings under this facility as of September 24, 2004.

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

However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the borrower’s assets, we are required to consolidate the borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense. As there were no borrowings outstanding under the receivables facility on September 24, 2004, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the borrower’s assets and, therefore, the financial position and results of operations of the borrower were included in our consolidated financial statements as of September 24, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to the receivables facility described above, which was entered into in connection with the Acquisition, certain of our European subsidiaries entered into receivables financing arrangements in December 2003 and January 2004. We have approximately €70 million available for a term of two years through factoring arrangements in which customers send bills of exchange directly to the bank. We also have €75 million available for a term of one year through an arrangement involving a wholly-owned special purpose vehicle which purchases trade receivables from its domestic affiliates and sells those trade receivables to a domestic bank. In the fourth quarter of 2004, we entered into an additional receivables financing arrangement in Europe with an availability of £40 million and a term of one year. These financing arrangements provide short-term financing to meet our liquidity needs.

Environmental Matters

A reserve estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary.

At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. At September 24, 2004, we had reserves for environmental matters of $85 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of the indemnification provided for in the Master Purchase Agreement.

We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, results of operations or competitive position. Our capital expenditures for environmental control facilities during 2004 and 2005 are not expected to be material to us. We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on our financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future. In connection with the Acquisition, Northrop Grumman has agreed to indemnify us for 50% of any environmental liabilities associated with the operation or ownership of Old TRW’s automotive business existing at or prior to the Acquisition, subject to certain exceptions.

Contingencies

Various claims, lawsuits and administrative proceedings are pending or threatened against our subsidiaries, covering a wide range of matters that arise in the ordinary course of our business activities with respect to commercial, product liability and environmental matters.

In October 2000, Kelsey-Hayes Company (formerly known as Fruehauf Corporation) was served with a grand jury subpoena relating to a criminal investigation being conducted by the U.S. Attorney for the Southern District of Illinois. The U.S. Attorney has informed us that the investigation relates to possible wrongdoing by Kelsey-Hayes Company and others involving certain loans made by Kelsey- Hayes Company’s then parent corporation to Fruehauf Trailer Corporation, the handling of the trailing liabilities of Fruehauf Corporation and actions in connection with the 1996 bankruptcy of Fruehauf Trailer Corporation. Kelsey-Hayes Company became a wholly owned subsidiary of Old TRW upon Old TRW’s acquisition of Lucas Varity in 1999 and became our wholly owned subsidiary in connection with the

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Acquisition. We have cooperated with the investigation and are unable to predict the outcome of the investigation at this time.

On May 6, 2002, ArvinMeritor Inc. filed suit against Old TRW in the United States District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty in connection with certain tie rod ends that Old TRW supplied to ArvinMeritor and the voluntary recall of some of these tie rod ends. ArvinMeritor subsequently recalled all of the tie rod ends, and claims that it is entitled to reimbursement from Old TRW for the costs associated with both the products recalled by Old TRW and those recalled by ArvinMeritor on its own. The parties are engaged in settlement discussions and the Company currently expects that a settlement of this matter will be achieved. The Company established a reserve for this matter in a prior quarter and believes this reserve is adequate.

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

Other Matters

Additional Provisions of the Note Purchase and Settlement Agreement. In addition, Northrop agreed to pay directly to AI LLC (for the benefit of AI LLC and certain other stockholders) an aggregate of approximately $53 million in respect of a contractual indemnification obligation relating to the settlement of certain cash OPEB payments. Under the terms of the Master Purchase Agreement, Northrop was required to make such payments, following the Company’s initial public offering, to the Company’s non-employee stockholders as of the date of the closing of the Acquisition who remain stockholders as of the date of such payment, in proportion to their beneficial ownership of the Company’s voting securities as of such date of payment. AI LLC in turn had agreed to share such payments with certain other pre-initial public offering stockholders. Of the $53 million payment from Northrop to AI LLC, an aggregate of $1.2 million is to be paid by AI LLC to certain pre-initial public offering stockholders (including employees and executive officers) in proportion to their share ownership as a return of their initial capital investment.

In addition, pursuant to the Note Purchase and Settlement Agreement, (i) the Company caused its salaried pension plan to pay approximately $21 million (plus associated earnings since the Acquisition) to the salaried pension plan of a subsidiary of Northrop in connection with the original agreement (at the time of

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

the Acquisition) regarding the split of pension assets at the time of the Acquisition and (ii) the Company’s salaried pension plan reimbursed such Northrop subsidiary’s salaried pension plan for approximately $5 million in benefits which it paid to the Company’s plan participants. Such payments had no impact on the Company’s financial statements as the payments were trust-to-trust transfers.

The Note Purchase and Settlement Agreement also clarifies certain ongoing indemnification matters under the Master Purchase Agreement entered into in connection with the Acquisition amends certain terms under the related employee matters agreement to clarify the intent of the parties and settles certain matters relating to such agreement. The settlement of the matters relating to the employee matters agreement resulted in the reduction in short-term debt as of September 24, 2004 referenced below.

The Company reduced goodwill by $128 million as of September 24, 2004 related to settlement of the foregoing matters. The $128 million consisted of $34 million reduction in short-term debt for settlement of certain matters relating to the employee matters agreement, net of other receivables for contractual matters recorded at the Acquisition, $41 million ascribed to the Released Claims and $53 million for the cash OPEB payments.

The Note Purchase and Settlement Agreement contains such other releases and terms as are customary for agreements of this kind.

Recent Accounting Pronouncements

See Note 2 to the accompanying Consolidated and Combined Financial Statements for a discussion of recent accounting pronouncements.

Outlook

We expect full-year 2004 revenue of approximately $11.8 billion and diluted earnings per share in the range of $0.08 to $0.13, including year-to-date charges of (i) approximately $48 million, or $0.48 per share, on a fully diluted basis, for expenses primarily related to debt repayment transactions in conjunction with the initial public offering and a January 2004 bank debt refinancing and (ii) the expected fourth quarter charge of $115 million relating to the loss on retirement of debt associated with the purchase of the Seller Note or $1.14 per share on a fully-diluted basis. Further, our guidance includes pre-tax expenses of approximately $33 million for amortization of intangibles (principally customer relationships) and approximately $35 million related to restructuring initiatives.

Full year EBITDA is expected to be in the range of $1,060 to $1,075 million, which is based on expected operating income in the range of $572 to $582 million, adding back expected depreciation and amortization of approximately $490 million.

The effective annual tax rate for 2004 will be negatively impacted by the previously mentioned loss on retirement of debt of $48 million, other charges of $12 million and expected loss on retirement of debt of $115 million. Those items are U.S. based and therefore carry zero tax benefit due to our U.S. tax loss position and related valuation allowances. Excluding these items, we estimate our annual effective tax rate will be approximately 46%. The effective tax rate guidance is dependent on several assumptions, including the level of future income by taxing jurisdiction and static global corporate tax rates and laws.

Annually, we purchase large quantities of ferrous metals for use in our manufacturing process either indirectly as part of purchased components, or directly as raw materials, and therefore we are exposed to the recent inflationary pressures impacting the ferrous metal markets on a worldwide basis. In addition, and to a much lesser extent, inflationary pressure is now extending into other commodities. We are also

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

concerned about the viability of the tier two and tier three supply base as they face these inflationary pressures. We are monitoring the situation closely and where applicable, working with suppliers and customers to mitigate the potential effect on our financial results. However, our efforts to mitigate the effects may be insufficient and the pressures may worsen, thus potentially having a negative impact on our financial results.

For the fourth quarter 2004, we expect revenue of approximately $3 billion and diluted losses per share in the range of $(0.83) to $(0.78), which includes loss on retirement of debt of $115 million relating to the purchase of the Seller Note. The Company also expects to incur pre-tax restructuring charges of approximately $17 million and amortization of intangibles (principally customer relationships), of approximately $8 million.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors which could cause our actual results to differ materially from those suggested by our forward-looking statements are set forth in our final prospectus dated as of February 2, 2004 (the “Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4), our Report on Form 10-K for the fiscal year ended December 31, 2003 (the “10-K”) and our Report on Form 10-Q for the quarters ended March 26, 2004 and June 25, 2004 and include: our substantial leverage; limitations on flexibility in operating our business imposed by our debt agreements; increases in interest rates; our dependence on our largest customers; the possibility that our owners’ interests will conflict with ours; the highly competitive automotive parts industry; the cyclicality of automotive production and sales; pricing pressures from our customers; risks associated with our non-U.S. operations; fluctuations in currency exchange rates; product liability and customer warranty and recall claims; changes to environmental and automotive safety regulations; increasing costs for purchased components and raw materials; non-performance by, or insolvency of, our suppliers; work stoppages; changes in our relationships with our employees and the unions that represent them; our ability to attract and retain skilled employees, particularly engineers and other employees with electronics and software expertise; economic, regulatory and political conditions domestically and internationally; and other risks and uncertainties set forth under “Risk Factors” in the Prospectus and in the 10-K and in our other SEC filings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to inherent risks attributed to operating in a global economy. Our practice is to utilize derivative financial instruments to manage foreign currency exchange rate risks. Historically, the predecessor managed cash flow transactional foreign currency exchange risk pursuant to Old TRW’s written corporate policy. Forward contracts and, to a lesser extent, options are utilized to protect our cash flow from adverse movements in exchange rates. Forward contracts and options are only used to hedge transaction exposures and are accounted for according to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Risk associated with translation exposures are not hedged. Transactional currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. Following the Acquisition, we are operating in accordance with written polices regarding the use of derivative financial instruments that are similar to those historically maintained by Old TRW, but we are continuing to evaluate these policies.

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

Based on our exposure to foreign currency exchange rate risk relating to derivative foreign currency instruments outstanding at September 24, 2004, a 10% uniform strengthening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in an increase in fair value of approximately $14 million.

Our sensitivity analyses of the effects of changes in foreign currency exchange rates do not reflect the effect of such changes on the related hedged transactions or on other operating transactions. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed.

As a result of the refinancing on January 9, 2004, we are no longer required under the senior secured credit facilities to maintain interest protection and hedging arrangements to ensure that at least 50% of our consolidated indebtedness would effectively bear interest at a fixed rate for a period of three years. At September 24, 2004, approximately 54% of our total debt was at variable interest rates compared to 40% at December 31, 2003. Based on our interest rate exposure on variable rate borrowings outstanding at September 24, 2004, a one-percentage-point increase in the average interest rate would increase future interest expense by approximately $17 million per year.

At September 24, 2004, approximately 20% of our total debt was in foreign currencies compared to 21% at December 31, 2003. Based on our foreign currency exposure on foreign currency denominated borrowings outstanding at December 31, 2003, a 10% adverse change in foreign currency rates would increase future interest expense by approximately $6 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 24, 2004, have concluded that the Company’s disclosure controls and procedures are adequate and effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed under the Securities Exchange Act of 1934.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth in this Quarterly Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies,” there have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Form 10-Q for the quarters ended March 26, 2004 and June 25, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has no plans or programs to repurchase shares of its common stock. The independent trustee of our 401(k) plans does purchase shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and matching contributions in Company stock to employee investments. In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and for the satisfaction of tax obligations through stock withholding. However, the Company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of this Report on Form 10-Q.

ITEM 5. OTHER INFORMATION

Officer Appointment. On September 7, 2004, the Company appointed Neil E. Marchuk as Vice President, Human Resources of TRW Automotive.

Stockholders’ Proposals. Stockholders’ proposals intended to be presented at the 2005 Annual Meeting of Stockholders must be received between the close of business on January 13, 2005 and the close of business on February 12, 2005, for inclusion in the Company’s proxy statement and form of proxy for that meeting. Any such proposal should be mailed to the attention of David L. Bialosky, Executive Vice President, General Counsel and Secretary at the address set forth on the cover of this Form 10-Q.

Auditor Independence. The Company’s independent auditor, Ernst & Young LLP (“E&Y”), has recently advised the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the Audit Committee of the Company’s Board of Directors that certain non-audit work performed by an E&Y member firm in China (“E&Y China”) has raised questions regarding E&Y’s independence with respect to its performance of audit services.

With respect to the Company, during 2002 and 2001, E&Y China performed tax calculation and return preparation services for certain immaterial subsidiaries and expatriate employees of the Company’s predecessor. E&Y China held tax funds on behalf of such subsidiaries and expatriate employees and paid taxes to the applicable Chinese tax authority. Such services were discontinued in 2002 and a refund of amounts related to such funds, approximately $100,000, was returned to the Company in July 2004. The fees paid by the Company’s predecessor to E&Y China for the payment services were approximately $12,000 and $16,000 in 2002 and 2001, respectively.

Based upon E&Y’s disclosure, the Company has evaluated E&Y’s non-audit services provided to the Company during the relevant time periods and did not identify any additional non-audit services that may compromise E&Y’s independence. The Company and E&Y continue to evaluate and review processes relevant to the maintenance of E&Y’s independence.

The Company’s Audit Committee and E&Y have discussed E&Y’s independence with respect to the Company and its predecessor in light of the foregoing facts. The Audit Committee and E&Y have considered the impact that the holding and paying of these funds may have had on E&Y’s independence with respect to the Company and have concluded that there has been no impairment of E&Y’s independence. In making this determination, the Audit Committee considered the de minimis amount of funds involved, the ministerial nature of the actions, and that the subsidiaries involved were immaterial to the consolidated financial statements of the Company.

Amendment and Restatement of Credit Agreement. On November 2, 2004, the Company entered into an amended and restated credit agreement to provide for a new $300 million term loan, all as described in Part 1 of this Report on Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity”. The amended and restated credit agreement constitutes a “Material Definitive Agreement” and a “Creation of a Direct Financial Obligation” within the meaning of the Form 8-K and, if not previously disclosed in this Form 10-Q prior to the end of the four business day filing deadline of the Form 8-K for the entry into this agreement, would have triggered the filing of a Form 8-K under Item 1.0 1.01 and Item 2.03 thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

Exhibit Number	Exhibit Name
10.1	Employment Agreement for Neil E. Marchuk, dated August 16, 2004

10.2	Restricted Stock Agreement with Neil E. Marchuk dated September 7, 2004

10.3	Restricted Stock Unit Agreement with Neil E. Marchuk dated September 7, 2004

10.4	Note Purchase and Settlement Agreement dated as of October 10, 2004 among TRW Automotive Holdings Corp, Northrop Grumman Corporation and the other parties thereto.

10.5	Lucas Funded Executive Pension Scheme No. 4 – Plan document relating to previously filed Trust Agreement

10.6	Third Amended and Restated Credit Agreement dated as of November 2, 2004, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Foreign Subsidiary Borrowers party thereto, the Lenders Party thereto from time to time, JP Morgan Chase Bank as Administrative Agent, Credit Suisse First Boston, Lehman Commercial Paper Inc., and Deutsche Bank Securities Inc., as Co-Syndication Agents, and Bank of America, N.A. as Documentation Agent

31 (a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 (b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K — continued

b)	Reports on Form 8-K:

During the quarter for which this report is filed, the following reports on Form 8-K were filed:

July 27, 2004 Form 8-K reporting under “Item 12. Results of Operations and Financial Condition”, the filing of financial information for the second quarter of 2004.

September 7, 2004 Form 8-K reporting under “Item 1.01. Entry into a Material Agreement” and “Item 5.02(c). Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers” the entry into an employment agreement and restricted stock agreements with Neil E. Marchuk and the appointment of Mr. Marchuk as Vice President, Human Resources.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRW Automotive Holdings Corp.
(Registrant)

	By:	/s/ Joseph S. Cantie

Joseph S. Cantie
Date: November 4, 2004		Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Name
10.1	Employment Agreement for Neil E. Marchuk, dated August 16, 2004

10.2	Restricted Stock Agreement with Neil E. Marchuk dated September 7, 2004

10.3	Restricted Stock Unit Agreement with Neil E. Marchuk dated September 7, 2004

10.4	Note Purchase and Settlement Agreement dated as of October 10, 2004 among TRW Automotive Holdings Corp, Northrop Grumman Corporation and the other parties thereto.

10.5	Lucas Funded Executive Pension Scheme No. 4 — Plan document relating to previously filed Trust Agreement

10.6	Third Amended and Restated Credit Agreement dated as of November 2, 2004, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Foreign Subsidiary Borrowers party thereto, the Lenders Party thereto from time to time, JP Morgan Chase Bank as Administrative Agent, Credit Suisse First Boston, Lehman Commercial Paper Inc., and Deutsche Bank Securities Inc., as Co-Syndication Agents, and Bank of America, N.A. as Documentation Agent

31(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002