Form 10-K
period 2004-12-31
TRW AUTOMOTIVE HOLDINGS CORP
filed 2005-02-23
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File No. 001-31970
TRW Automotive Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware	81-0597059
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
12001 Tech Center Drive
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
None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.).     Yes ☐          No ☑
      As of June 25, 2004, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $487,887,554. As of February 3, 2005, the number of shares outstanding of the registrant’s Common Stock was 98,971,479.
Documents Incorporated by Reference
      Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2005 Annual Meeting of the Stockholders, to be filed within 120 days of December 31, 2004, are incorporated by reference into Part III, Items 10-14.
Website Access to Company Reports and Other Information
      TRW Automotive Holdings Corp. Internet website address is www.trwauto.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Corporate Governance Guidelines and Standards of Conduct (our code of business conduct and ethics) are also available on our website and available in print to any shareholder who requests it.

TRW Automotive Holdings Corp.
Index

		Page

PART I
Item 1.	Business	1
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	13
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	13
Item 6.	Selected Historical Consolidated and Combined Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risks	44
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	89
Item 9A.	Control and Procedures	89
Item 9B.	Other Information	89
PART III
Item 10.	Directors and Executive Officers of the Registrant	89
Item 11.	Executive Compensation	89
Item 12.	Security Ownership of Certain Beneficial Owners and Management	89
Item 13.	Certain Relationships and Related Transactions	89
Item 14.	Principal Accounting Fees and Services	90
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	90
Fourth Amended and Restated Credit Agreement, Dated as of December 17, 2004
Amended and Restated Transfer Agreement, Dated as of December 31, 2004
Amended and Restated Receivables Loan Agreement, Dated as of December 31, 2004
Amended and Restated Servicing Agreement, Dated as of December 31, 2004
Amended and Restated Performance Guaranty, Dated as of December 31, 2004
Amendment No. 6 to the Receivables Loan Agreement
Amendment dated as of December 16, 2004 to Employment Agreement of John C. Plant
Amendment dated as of December 16, 2004 to Employment Agreement of Steven Lunn
Second Amendment dated as of December 16, 2004 to Employment Agreement of Peter J. Lake
Second Amendment dated as of December 16, 2004 to Employment Agreement of David L. Bialosky
Second Amendment dated as of December 16, 2004 to Employment Agreement of Joseph S. Cantie
Amendment dated as of December 16, 2004 to Employment Agreement of Neil E. Marchuk
Second Amendment dated as of February , 2005 to Employment Agreement of John C. Plant
Director Offer Letter to J. Michael Losh, Dated November 7, 2003
Director Offer Letter to Francois J. Castaing, Dated March 31, 2004
Amendment No. 1 to the Amended and Restated Receivables Loan Agreement
Amendment No. 1 to Receivables Purchase Agreement
List of Subsidiaries
Consent of Ernst and Young LLP
Consent of Ernst and Young LLP
Consent of Ernst and Young LLP
Section 302 Certification
Section 302 Certification
Section 906 Certification
Section 906 Certification

PART I

ITEM 1.	BUSINESS
Company Description
      TRW Automotive Holdings Corp. (the “Company”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers, or OEMs, and related aftermarkets. The Company conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). The Company is primarily a “Tier 1” supplier, with over 85% of our sales in 2004 made directly to OEMs. The Company’s history in the automotive supply business dates back to the early 1900s.
      Predecessor and Successor Company. As a result of the acquisition on February 28, 2003 (as defined and further discussed below), all references in this report to “TRW Automotive,” the “Company,” “we,” “our” and “us” mean, unless the context indicates otherwise, (i) our predecessor, which is the former TRW Automotive Inc. (which we did not acquire and was renamed Richmond TAI Corp.) and its subsidiaries and the other subsidiaries, divisions and affiliates of TRW Inc. (“Old TRW”) that together constituted the automotive business of Old TRW, for the periods prior to February 28, 2003, the date the Acquisition was consummated, and (ii) the successor and registrant, TRW Automotive Holdings Corp. and its subsidiaries, that own and operate the automotive business of Old TRW as a result of the Acquisition. Our predecessor’s 51% interest in the joint venture, TRW Koyo Steering Systems Company (“TKS”), was not transferred to us as part of the Acquisition. In addition, when the context so requires, we use the term “Predecessor” to refer to the historical operations of our predecessor prior to the Acquisition and “Successor” to refer to our historical operations following the Acquisition, and we use the terms “we,” “our” and “us” to refer to the Predecessor and the Successor collectively. The historical financial statements for the periods prior to the Acquisition and summaries thereof appearing in this report are those of our predecessor and represent the combined financial statements of Old TRW’s automotive business. Prior to the Acquisition, our predecessor operated as a segment of Old TRW, which was acquired by Northrop on December 11, 2002.
      Change in Ownership. Old TRW entered into an Agreement and Plan of Merger with Northrop Grumman Corporation (“Northrop”), dated June 30, 2002, whereby Northrop would acquire all of the outstanding common stock of Old TRW, including Old TRW’s automotive business, in exchange for Northrop shares. The acquisition of Old TRW by Northrop was completed on December 11, 2002 (the “Merger”).
      Additionally, on November 18, 2002, an entity controlled by affiliates of The Blackstone Group, L.P. (“Blackstone”), entered into a master purchase agreement, as amended, (the “Master Purchase Agreement”) pursuant to which the Company, a newly-formed entity, would cause its indirect wholly-owned subsidiary, TRW Automotive Acquisition Corp., to purchase the shares of the subsidiaries of Old TRW engaged in the automotive business from Northrop (the “Acquisition”). The Acquisition was completed on February 28, 2003. Subsequent to the Acquisition, TRW Automotive Acquisition Corp. changed its name to TRW Automotive Inc. (referred to herein as “TRW Automotive”). As a result of the Acquisition, Automotive Investors L.L.C., or AIL, an affiliate of Blackstone, held approximately 78.4%, an affiliate of Northrop held approximately 19.6% and our management group held approximately 2.0% of our common stock.
      Initial Public Offering. On February 6, 2004, we completed an initial public offering of 24,137,931 shares of our common stock. In connection with our initial public offering, we effected a 100 for one stock split of our outstanding shares of common stock on January 27, 2004. After our initial public offering, including the use of a portion of the net proceeds from our initial public offering to repurchase a portion of the shares held by AIL, AIL holds approximately 56.7%, an affiliate of Northrop holds approximately 17.2% and our management group holds approximately 1.7% of our common stock.

Financial and Operating Information
      We conduct substantially all of our operations through our subsidiaries and along three operating segments: Chassis Systems, Occupant Safety Systems and Automotive Components. The geographic breakdown of our 2004 sales is 55% derived from Europe, 37% from North America and 8% from the rest of the world. The table below summarizes certain financial information for our operating segments.

	Successor		Predecessor

		Ten Months	Two Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	February 28,	December 31,
	2004	2003	2003	2002

	(Dollars in millions)
Sales to external customers:
Chassis Systems	$6,950	$5,424	$1,110	$6,078
Occupant Safety Systems	3,438	2,751	555	3,143
Automotive Components	1,623	1,260	251	1,409

Total Sales	$12,011	$9,435	$1,916	$10,630

Segment profit before taxes:
Chassis Systems	$285	$129	$46	$256
Occupant Safety Systems	328	216	53	224
Automotive Components	103	90	26	148

Segment profit before taxes	716	435	125	628
Corporate expense and other	(130)	(81)	(44)	(189)
Financing costs	(252)	(312)	(47)	(316)
Loss on retirement of debt	(167)	(31)	—	—
Net employee benefits income (expense)	(3)	(14)	16	179

Earnings (losses) before income taxes	$164	$(3)	$50	$302

      See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22 to the consolidated and combined financial statements for a discussion of segment profit before taxes.
      Sales by product line. Our 2004 sales by product line are as follows:

Product Line	Percentage of Sales

Steering gears and systems	16.5%
Air bags	13.9%
Foundation brakes	13.3%
ABS and other brake control	8.9%
Seat belts	8.2%
Aftermarket	7.2%
Chassis modules	5.3%
Linkage and suspension	5.2%
Engine valves	4.8%
Body controls	4.7%
Crash sensors and other safety and security electronics	4.6%
Engineered fasteners and plastic components	3.3%
Steering wheels	2.8%
Other	1.3%
      See Note 22 to our consolidated and combined financial statements included in this report for additional product sector and geographical information.

Business Developments, Industry Trends and Competition
      Business Development and Strategy. We have become a leader in the global automotive parts industry by capitalizing on the strength of our products, technological capabilities and systems integration skills. Over the last decade, we have experienced sales growth in many of our product lines due to an increasing focus by both governments and consumers on safety and fuel efficiency. We believe that this trend is continuing as evidenced by ongoing regulatory activities and escalating fuel costs, and will enable us to experience growth in the most recent generation of advanced safety and fuel efficient products, such as vehicle stability control systems (“VSC”), curtain and side air bags, occupant sensing systems, electrically assisted power steering systems and tire pressure monitoring systems. Throughout our long history as a leading supplier to major OEMs, we have focused on products where we have a technological advantage. We have extensive technical experience in a broad range of product lines and strong systems integration skills, which enable us to provide comprehensive, systems-based solutions for our OEM customers. We have a broad and established global presence and sell to all major OEMs across the world’s major vehicle producing regions. We believe our diversified business limits our exposure to the risks of any one geographic economy, product line or major customer.
      Industry Trends. The following key trends have been affecting the automotive parts industry over the past several years. (The statements regarding industry outlook, trends, the future development of certain automotive systems and other non-historical statements contained in this section are forward-looking statements):

•	Consumer and Regulatory Focus on Safety. Consumers, and therefore OEMs, are increasingly focused on, and governments are increasingly requiring, improved safety in vehicles. For example, on December 4, 2003, the Alliance of Automobile Manufacturers and the Insurance Institute for Highway Safety announced a new voluntary industry safety commitment to meet new performance criteria designed to enhance occupant protection in front- and side-impact crashes. The announcement indicated that the new performance criteria would encompass a wide range of occupant protection technologies and designs, including enhanced matching of vehicle front structural components and enhanced side-impact protection through the use of features such as side air bags, air bag curtains and revised side-impact structures. By September 1, 2007, at least 50% of all vehicles offered in the United States by participating manufacturers are expected to meet the front-to-side performance criteria, and by September 2009, 100% of the vehicles of participating manufacturers are expected to meet the criteria.
        More recently, in September 2004, the National Highway Safety Traffic Administration (“NHTSA”) released its latest proposal under the Tread Act that mandates the assembly onto vehicles of a direct tire pressure monitoring system, capable of detecting when one or more tires are significantly under-inflated. Under the present proposal, 50% of light vehicles are required to comply in the first year beginning September 2005, with 100% compliance by September 2007. In September 2004, NHTSA also released preliminary results of a study on the effectiveness of electronic stability control that indicated a dramatic reduction in single-vehicle crashes for vehicles equipped with these systems.
        Advances in technology by us and others have led to a number of innovations in our product portfolio, which will allow us to benefit from this trend. Such innovations include electronic vehicle stability control systems, tire pressure monitoring systems, occupant sensing systems, rollover sensing and curtain air bag systems.

•	Globalization of Suppliers. To serve multiple markets more cost effectively, many OEMs are manufacturing global vehicle platforms, which typically are designed in one location but are produced and sold in many different geographic markets around the world. Having operations in the geographic markets in which OEMs produce global platforms enables suppliers to meet OEMs’ needs more economically and efficiently. Few suppliers have this global coverage, and it is a source of significant competitive advantage for those suppliers that do.

•	Shift of Engineering to Suppliers. Increasingly, OEMs are focusing their efforts on consumer brand development and overall vehicle design, as opposed to the design of individual vehicle systems. In order to simplify the vehicle design and assembly processes and reduce their costs, OEMs increasingly look to their suppliers to provide fully engineered, combinations of components in systems and modules rather than individual components. Systems and modules increase the importance of Tier 1 suppliers because they generally increase the Tier 1 suppliers’ percentage of vehicle content.

•	Increased Electronic Content and Electronics Integration. The electronic content of vehicles has been increasing and, we believe, will continue to increase in the future. Consumer and regulatory requirements in Europe and the United States for improved automotive safety and environmental performance, as well as consumer demand for increased vehicle performance and functionality at lower cost largely drive the increase in electronic content. Electronics integration, which generally refers to replacing mechanical with electronic components and integration of mechanical and electrical functions within the vehicle, allows OEMs to achieve a reduction in the weight of vehicles and the number of mechanical parts, resulting in easier assembly, enhanced fuel economy, improved emissions control, increased safety and better vehicle performance. As consumers seek more competitively priced ride and handling performance, safety, security and convenience options in vehicles, such as electronic stability control, active cruise control, air bags, keyless entry and tire pressure monitoring, we believe that electronic content per vehicle will continue to increase.

•	Increased Emphasis on Speed to Market. As OEMs are under increasing pressure to adjust to changing consumer preferences and to incorporate technological advances, they are shortening product development times. Shorter product development times also generally reduce product development costs. We believe suppliers that are able to deliver new products to OEMs in a timely fashion to accommodate the OEMs’ needs will be well positioned to succeed in this evolving marketplace.

•	Escalating Pricing Pressures on Automotive Suppliers. Pricing pressure from customers has been a characteristic of the automotive supply industry in recent years. This pressure has been substantial and is likely to continue. Virtually all OEMs have policies of seeking price reductions each year. Suppliers have been forced to reduce prices in both the initial bidding process and during the terms of contractual arrangements. We have taken steps to reduce costs and resist price reductions; however, price reductions have impacted our sales and profit margins and are expected to do so in the future.

•	Inflationary Pressures and Supply Base. The automotive supply industry has recently experienced significant inflationary pressures, primarily in the ferrous metals and resin/yarn markets. These inflationary pressures placed significant operational and financial burdens on suppliers, and are expected to continue in 2005. We continuously work with our raw material and purchased component suppliers, as well as our customers, to mitigate the impact of increasing costs of ferrous metals and other commodities. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.

The inflationary environment surrounding ferrous metals and certain other commodities has resulted in concern about the viability of the Tier 2 and Tier 3 supply base as they face these inflationary pressures. Because we purchase various types of equipment, raw materials and component parts from suppliers, we may be materially and adversely affected by the failure of those suppliers to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non- performance may also result from the insolvency or bankruptcy of one or more of our suppliers. We have seen the number of these bankruptcies or insolvencies increase, due in part to the recent inflationary pressures in the ferrous metals markets. Consequently, our efforts to continue to mitigate the effects of this inflationary pressure may be insufficient and the pressures may worsen, thus potentially having a negative impact on our financial results.

•	Declining Big Three Market Share. In recent years, the Big Three (Ford Motor Company, General Motors Corporation and the Chrysler unit of DaimlerChrysler AG) have seen a decline in their market share for vehicle sales in North America and Europe, with Asian OEMs especially increasing their share in such markets. Although we do have business with the Asian OEMs, our customer base is more heavily weighted towards the Big Three. We believe that suppliers currently serving Asian OEMs and those suppliers that are able to increase their sales with such customers will be well positioned in the North American and European markets.

•	Recalls. Based on tighter federal requirements for reporting defects, as well as the growing re-use of parts across platforms, OEMs have experienced increasing recall campaigns in recent years, including a record number of such recalls in 2004. OEMs often require suppliers to share in the cost of recalls. Suppliers able to minimize recall expenses through the delivery of high quality products should be well positioned in the marketplace. Therefore, we utilize Six Sigma and Operational Excellence as leading quality improvement programs throughout our operations.

Competition
      The automotive parts industry is extremely competitive. OEMs rigorously evaluate us and other suppliers based on many criteria such as quality, price/cost competitiveness, system and product performance, reliability and timeliness of delivery, new product and technology development capability, excellence and flexibility in operations, degree of global and local presence, effectiveness of customer service and overall management capability. We believe we compete effectively with leading automotive suppliers on all of these criteria. For example, we generally follow manufacturing practices designed to improve efficiency, including but not limited to, one-piece-flow machining and assembly, and just-in-time scheduling of our manufacturing plants, all of which enable us to manage inventory so that we can deliver components and systems to our customers in the quantities and at the times ordered. Our resulting delivery performance, as measured by our customers, generally meets or exceeds our customers’ expectations.
      Within each of our product segments, we face significant competition. Our principal competitors include Delphi, Bosch, Continental-Teves, Visteon, Koyo Seiko, ZF, and Advics in the Chassis Systems segment; Autoliv, Delphi, Takata, Key Safety, and Bosch in the Occupant Safety Systems segment; and ITW, Raymond, Nifco, Textron, Kostal, Delphi, Valeo, Tokai Rika and Eaton in the Automotive Components segment.
Sales and Products by Segment
      Sales. The following table provides sales for each of our operating segments:

	Year Ended December 31,

	2004		2003(1)

	Sales	%	Sales	%

	(Dollars in millions)
Chassis Systems	$6,950	57.9%	$6,534	57.6%
Occupant Safety Systems	3,438	28.6%	3,306	29.1%
Automotive Components	1,623	13.5%	1,511	13.3%

Total Sales	$12,011	100.0%	$11,351	100.0%

(1)	Sales of our predecessor for the two months ended February 28, 2003 prior to the Acquisition, and our results of operations for the ten months ended December 31, 2003, have been combined for convenience of discussion and are collectively referred to as “year ended December 31, 2003.”

      Products. The following tables describe the principal product lines by segment in order of 2004 sales:

Chassis Systems

Product Line	Description

Steering	Electrically assisted power steering systems (column-drive, rack-drive type), electrically powered hydraulic steering systems, hydraulic power and manual rack and pinion steering gears, hydraulic steering pumps, fully integral commercial steering systems, commercial steering columns and pumps
Foundation brakes	Front and rear disc brake calipers, drum brake and drum-in-hat parking brake assemblies, rotors, drums and electric park brake
Brake control	Two-wheel and four-wheel ABS, electronic vehicle stability control systems, active cruise control systems, actuation boosters and master cylinders, electronically controlled actuation
Modules	Brake modules, corner modules, pedal box modules, strut modules, front cross-member modules, rear axle modules
Suspension	Forged steel and aluminum control arms, suspension ball joints, rack and pinion linkage assemblies, conventional linkages, commercial steering linkages and suspension ball joints, active roll control systems

Occupant Safety Systems

Product Line	Description

Air Bags	Driver air bag modules, passenger air bag modules, side air bag modules, curtain air bag modules, single-and dual-stage air bag inflators
Seatbelts	Retractor and buckle assemblies, pretensioning systems, height adjusters, active control retractor systems
Safety electronics	Front and side crash sensors, vehicle rollover sensors, air bag diagnostic modules, weight sensing and vision systems for occupant detection
Steering wheels	Full range of steering wheels from base designs to leather, wood, heated designs, including multifunctional switches and integral air bag modules
Security electronics	Remote keyless entry systems, advanced theft deterrent systems, direct tire pressure monitoring systems

Automotive Components

Product Line	Description

Body controls	Display and heating, ventilating and air conditioning electronics, controls and actuators; motors, power management controls; man/machine interface controls and switches, including a wide array of automotive ergonomic applications such as steering column and wheel switches, rotary connectors, climate controls, seat controls, window lift switches, air bag disable switches; and rain sensors
Engine valves	Engine valves, valve train components, electro-magnetic valve actuation
Engineered fasteners and components	Engineered and plastic fasteners and precision plastic moldings and assemblies

      Chassis Systems. Our Chassis Systems segment focuses on the design, manufacture and sale of product lines relating to steering, foundation brakes, brake control, modules and suspension. We sell our Chassis Systems products primarily to OEMs and other Tier 1 suppliers. We also sell these products to OEM service organizations and in the independent aftermarket, through a licensee in North America, and in the rest of the world, to independent distributors. We believe our Chassis Systems segment is well positioned to capitalize on growth trends towards increasing active safety systems, particularly in the areas of electric steering, electronic vehicle stability control and other advanced braking systems and integrated vehicle control systems.
      Occupant Safety Systems. Our Occupant Safety Systems segment focuses on the design, manufacture and sale of air bags, seat belts, safety electronics, steering wheels and security electronic systems. We sell our Occupant Safety Systems products primarily to OEMs and also to other Tier 1 suppliers. We also sell these products to OEM service organizations for service parts. We believe our Occupant Safety Systems segment is well positioned to capitalize on growth trends toward increasing passive safety systems, particularly in the areas of side and curtain air bag systems, occupant sensing systems, active seat belt pretensioning and retractor systems, and tire pressure monitoring systems.
      Automotive Components. Our Automotive Components segment focuses on the design, manufacture and sale of body controls, engine valves and engineered fasteners and components. We sell our Automotive Components products primarily to OEMs and also to other Tier 1 suppliers. We also sell these products to OEM service organizations. In addition, we sell some engine valve and body control products to independent distributors for the automotive aftermarket. We believe our Automotive Components segment is well positioned to capitalize on growth trends toward multi-valve engines and increasing electronic content per vehicle.
Customers
      We sell to all the major OEM customers across the world’s entire major vehicle producing regions. Our long-standing relationships with our customers have enabled us to understand global customers’ needs and business opportunities. We believe that we will continue to be able to compete effectively for our customers’ business because of the high quality of our products, our ongoing cost reduction efforts, our strong global presence and our product and technology innovations. Although business with any given customer is typically split among numerous contracts, the loss of or a significant reduction in purchases by, one or more of those major customers could materially and adversely affect our business, results of operations and financial condition.
      Customers (by OEM group) that constitute 10% or more of our sales for the years ended December 31, 2004 and 2003 were:

		Percentage of Sales

OEM Group	OEMs	2004	2003

Ford	Ford, Land Rover, Jaguar, Aston-Martin, Volvo, Mazda	17.2%	18.4%
DaimlerChrysler	Chrysler, Mercedes, Smart, Mitsubishi	15.3%	16.3%
Volkswagen	Volkswagen, Audi, Seat, Skoda, Bentley	14.2%	15.0%
General Motors	General Motors, Opel, Saab, Isuzu, Subaru	11.1%	13.2%
All Other		42.2%	37.1%
      We also sell products to the global aftermarket as replacement parts for current production and older vehicles. For the years ended December 31, 2004 and 2003, our sales to the aftermarket represented approximately 7% of our total sales in each year. We sell these products through both OEM service organizations and independent distribution networks.
Sales and Marketing
      We have a sales and marketing organization of dedicated customer teams that provide a consistent interface with our key customers. These teams are located in all major vehicle-producing regions to best represent their respective customers’ interests within our organization, to promote customer programs and to coordinate global customer strategies with the goal of enhancing overall customer service and satisfaction. Our ability to support our customers globally is further enhanced by our broad global presence in terms of sales offices, manufacturing facilities, engineering/technical centers and joint ventures.
      Our sales and marketing organization and activities are designed to create overall awareness and consideration of, and to increase purchases of, our systems, modules and components. To further this objective, we participate in international trade shows in Paris, Frankfurt and Detroit. We also provide on-site technology demonstrations at our major OEM customers on a regular basis.
Customer Support
      Our engineering, sales and production facilities are located in 24 countries. With hundreds of dedicated sales/customer development employees, we provide effective customer solutions, products and service in any region in which these facilities operate or manufacture.
Joint Ventures
      Joint ventures represent an important part of our business, both operationally and strategically. We have often used joint ventures to enter into new geographic markets such as China and India, or to acquire new customers or to develop new technologies such as direct tire pressure monitoring systems.
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
      The following table shows our unconsolidated joint ventures in which we have a 49% or greater interest that are accounted for under the equity method:

		Our %
Country	Name	Ownership	Products	2004 Sales

				(Dollars in millions)
Brazil	SM-Sistemas Modulares Ltd.	50%	Brake modules	$28
China	Shanghai TRW Automotive Safety Systems Co., Ltd.	50%	Seat belt systems, air bags and steering wheels	33
India	Brakes India Limited	49%	Foundation brakes, actuation brakes, valves and hoses	196
	Rane TRW Steering Systems Limited	50%	Steering gears, systems and components and seat belt systems	71
United States	Methode Lucas Controls, Inc.	50%	Multi-functional column-mounted controls (pressed parts and key moldings for column switchgear)	21
	EnTire Solutions, LLC	50%	Direct tire pressure monitoring systems	18

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
      Our patent portfolio of over 10,000 patents and pending patent applications reflects our commitment to invest in technology and covers many aspects of our products and the processes for making those products. In addition, we have developed a substantial body of manufacturing know-how that we believe provides a significant competitive advantage in the marketplace.
      We have entered into several hundred technology license agreements that either strategically exploit our intellectual property rights or provide a conduit for us into third party intellectual property rights useful in our businesses. In many of these agreements, we license technology to our suppliers, joint venture companies and other local manufacturers in support of product production for our customers and us. In other agreements, we license the technology to other companies to obtain royalty income.
      We own a number of secondary trade names and marks applicable to certain of our businesses and products that we view as important to such businesses and products as well.
      As part of the Acquisition, we have entered into intellectual property license agreements with Old TRW.
Seasonality
      Our business is moderately seasonal because our largest North American customers typically halt operations for approximately two weeks in July and one week in December. Additionally, customers in Europe historically shut down vehicle production during portions of August and one week in December. In addition, third quarter automotive production traditionally is lower as new models are introduced. Accordingly, our third and fourth quarter results may reflect these trends.
Research, Development and Engineering
      We operate a global network of technical centers worldwide where we employ approximately 4,800 engineers, researchers, designers, technicians and their supporting functions. This global network allows us to develop automotive active and passive technologies while improving existing products and systems. We utilize sophisticated testing and computer simulation equipment, including computer-aided engineering, noise-vibration-harshness, crash sled, math modeling and vehicle simulations. We have advanced engineering and research and development programs for next-generation components and systems in our chassis, occupant safety and automotive component product areas. We are disciplined in our approach to research and development, employing various tools to improve efficiency and reduce cost, such as Six Sigma, “follow-the-sun,” a 24-hour a day engineering program that utilizes our global network, and other e-Engineering programs, and outsourcing non-core activities.

      Company-funded research, development and engineering costs totaled:

	Successor		Predecessor

		Ten Months	Two Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	February 28,	December 31,
	2004	2003	2003	2002

	(Dollars in millions)
Research and Development	$174	$137	$27	$151
Engineering	474	365	71	388

Total	$648	$502	$98	$539

      We believe that continued research, development and engineering activities are critical to maintaining our leadership position in the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers.
Manufactured Components and Raw Materials
      We purchase various manufactured components and raw materials for use in our manufacturing processes. The principal components and raw materials we purchase include castings, electronic parts, molded plastic parts, finished subcomponents, fabricated metal, aluminum, steel, resins, textiles, leather and wood. All of these components and raw materials are available from numerous sources. We have recently seen significant inflationary pressures in the ferrous metals and resin/yarn markets. At this time, we are working with our suppliers and customers to attempt to mitigate the impact that this inflation may have on our financial results, but there can be no assurance that this will not have a material adverse effect. We have not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally do not carry inventories of these items in excess of those reasonably required to meet our production and shipping schedule.
Employees
      As of December 31, 2004, we had approximately 59,900 employees (including employees of our majority-owned joint ventures but excluding temporary employees and employees who are on approved forms of leave), of whom approximately 20,200 were employed in North America, approximately 32,200 were employed in Europe, approximately 4,200 were employed in South America and approximately 3,300 were employed in Asia. Approximately 16,000 of our employees are salaried and approximately 43,900 are hourly.
Environmental Matters
      Governmental requirements relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had, and will continue to have, an effect on our operations and us. We have made and continue to make expenditures for projects relating to the environment, including pollution control devices for new and existing facilities. We are conducting a number of environmental investigations and remedial actions at current and former locations to comply with applicable requirements and, along with other companies, have been named a potentially responsible party for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to us.
      A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of December 31, 2004, we had reserves for environmental matters of $72 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of the indemnification provided for in the Master Purchase Agreement under which Northrop has agreed to indemnify us for 50% of any environmental liabilities associated with the operation or ownership of Old TRW’s automotive business existing at or prior to the

Acquisition, subject to certain exceptions. During 2004, we received approximately $2 million under such indemnification from Northrop.
      We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, results of operations or competitive position. Our capital expenditures for environmental control facilities during 2005 and 2006 are not expected to be material to us. We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on our financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

ITEM 2.	PROPERTIES
      Our principal executive offices are located in Livonia, Michigan. Our operations include numerous manufacturing, research and development, warehousing facilities and offices. We own or lease principal facilities located in 14 states in the United States and in 23 other countries as follows: Austria, Brazil, Canada, China, the Czech Republic, France, Germany, Italy, Japan, Malaysia, Mexico, Poland, Portugal, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, and the United Kingdom. Approximately 56% of our principal facilities are used by the Chassis Systems segment, 19% are used by the Occupant Safety Systems segment and 25% are used by the Automotive Components segment. Our corporate headquarters are contained within the Chassis Systems numbers below.
      Of the total number of principal facilities operated by us, approximately 56% of such facilities are owned, 40% are leased, and 4% are held by joint ventures in which we have a majority interest.
      A summary of our principal facilities, by segment, type of facility and geographic region, as of February 3, 2005 is set forth in the following tables. Additionally, where more than one segment utilizes a single facility, that facility is categorized by the purposes for which it is primarily used.
Chassis Systems

Principal Use of Facility	North America	Europe	Asia Pacific(2)	Other	Total

Research and Development	4	4	2	1	11
Manufacturing(1)	23	34	12	5	74
Warehouse	1	6	1	1	9
Office	5	8	8	—	21

Total	33	52	23	7	115

Occupant Safety Systems

Principal Use of Facility	North America	Europe	Asia Pacific(2)	Other	Total

Research and Development	3	2	—	—	5
Manufacturing(1)	8	17	—	3	28
Warehouse	1	3	—	—	4
Office	2	—	—	—	2

Total	14	22	—	3	39

Automotive Components

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total

Research and Development	1	—	—	—	1
Manufacturing(1)	8	25	8	3	44
Warehouse	2	1	—	—	3
Office	2	—	—	—	2

Total	13	26	8	3	50

(1)	Although primarily classified as Manufacturing locations, several Occupant Safety Systems — Europe sites, amongst others, maintain a large Research and Development presence located within the same facility as well.

(2)	For management reporting purposes Chassis Systems — Asia Pacific contains several primarily Occupant Safety Systems facilities including a Research and Development Technical Center and three Manufacturing locations.

ITEM 3.	LEGAL PROCEEDINGS
      Various claims, lawsuits and administrative proceedings are pending or threatened against us or our subsidiaries, covering a wide range of matters that arise in the ordinary course of our business activities with respect to commercial, patent, product liability and environmental matters.
      In October 2000, Kelsey-Hayes Company (formerly known as Fruehauf Corporation) was served with a grand jury subpoena relating to a criminal investigation being conducted by the U.S. Attorney for the Southern District of Illinois. The U.S. Attorney has informed us that the investigation relates to possible wrongdoing by Kelsey-Hayes Company and others involving certain loans made by Kelsey-Hayes Company’s then-parent corporation to Fruehauf Trailer Corporation, the handling of the trailing liabilities of Fruehauf Corporation and actions in connection with the 1996 bankruptcy of Fruehauf Trailer Corporation. Kelsey-Hayes Company became a wholly-owned subsidiary of Old TRW upon Old TRW’s acquisition of Lucas Varity in 1999 and became our wholly-owned subsidiary in connection with the Acquisition. We have cooperated with the investigation and are unable to predict the outcome of the investigation at this time.
      On May 6, 2002, ArvinMeritor Inc. filed suit against Old TRW in the United States District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty in connection with certain tie rod ends that Old TRW supplied to ArvinMeritor and the voluntary recall of some of these tie rod ends. ArvinMeritor subsequently recalled all of the tie rod ends, claiming that it was entitled to reimbursement from Old TRW for the costs associated with both the products recalled by Old TRW and those recalled by ArvinMeritor on its own. On December 15, 2004, the parties reached an agreement to settle this dispute with no material effect on our financial condition, results of operations or cash flows.
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
      Our common stock is listed on the New York Stock Exchange under the symbol “TRW”. As of February 3, 2005, we had 98,971,479 shares of common stock, $.01 par value, outstanding (98,976,147 shares issued less 4,668 shares held as treasury stock) and 257 holders of record of such common stock. The transfer agent and registrar for our common stock is National City Bank.
      The table below shows the high and low sales prices for our common stock as reported by the New York Stock Exchange, for each quarter in 2004 since our shares began trading on February 3, 2004.

	Price Range of
	Common Stock

Year Ended December 31, 2004	High	Low

4th Quarter	$21.57	$16.65
3rd Quarter	$21.35	$18.50
2nd Quarter	$22.60	$17.52
1st Quarter	$27.58	$20.29
Issuer Purchases of Equity Securities
      The independent trustee of our 401(k) plans does purchase shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and matching contributions in Company stock to employee investments. In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and for the satisfaction of tax obligations through stock withholding. However, the Company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 5 of this Report on Form 10-K.
Dividend Policy
      We do not currently pay any cash dividends on our common stock, and instead intend to retain any earnings for debt repayment, future operations and expansion. The amounts available to us to pay cash dividends are restricted by our debt agreements. Under TRW Automotive Inc.’s senior credit facilities, we have a limited ability to pay dividends on our common stock pursuant to a formula based on our consolidated net income after January 1, 2005 and our leverage ratio as specified in the amended and restated credit agreement. The indentures governing the notes also limit our ability to pay dividends, except that payment of dividends up to 6.0% per annum of the net proceeds received by TRW Automotive Inc. from any public offering of common stock or contributed to TRW Automotive Inc. by us or TRW Automotive Intermediate Holdings from any public offering of common stock is allowed. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.
Equity Compensation Plan Information
      The following table provides information about our equity compensation plans as of December 31, 2004.

	Number of		Number of Securities
	Securities to be	Weighted-Average	Remaining
	Issued upon Exercise	Exercise Price	Available for
	of Outstanding	of Outstanding	Future Issuance
	Options, Warrants	Options, Warrants	under Equity
Plan Category	and Rights	and Rights	Compensation Plans(1)

Equity compensation plans approved by security holders(2)	9,533,950	$16.05	7,174,469
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	9,533,950	$16.05	7,174,469

(1)	Excludes securities reflected in the first column, “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(2)	The TRW Automotive Holdings Corp. 2003 Stock Incentive Plan was approved by our stockholders prior to our initial public offering.

ITEM 6.	SELECTED HISTORICAL CONSOLIDATED AND COMBINED FINANCIAL DATA
      The selected historical consolidated financial data of the Successor as of and for the year ended December 31, 2004, as of December 31, 2003 and for the ten months ended December 31, 2003 have been derived from our audited consolidated financial statements, and have been prepared on a different basis of accounting than the Predecessor’s annual combined financial statements as a result of the consummation of the Acquisition on February 28, 2003. The selected historical combined financial data of the Predecessor for the two months ended February 28, 2003, and as of December 31, 2002, 2001 and 2000 and for each of the three years in the period ended December 31, 2002 have been derived from the audited combined financial statements of our Predecessor company. Comparisons of items below are also affected by divestitures during the two-year period ended December 31, 2001.

      The table should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements included elsewhere in this report and the combined financial statements of our predecessor company for discussion of items affecting the comparability of results of operations. The following financial information for the periods prior to the Acquisition may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone entity during the periods presented, or what our results of operations, financial position and cash flows will be in the future.

			Predecessor
	Successor
			Two
		Ten Months	Months
	Year Ended	Ended	Ended
	December 31,	December 31,	February 28,	Years Ended December 31,
	2004	2003	2003	2002	2001	2000

	(In millions, except per share amounts)
Statements of Operations Data:
Sales	$12,011	$9,435	$1,916	$10,630	$10,091	$10,920
Earnings (losses) from continuing operations(1)	29	(101)	31	164	(36)	94
Discontinued operations, net of income taxes	—	—	—	—	11	3
Net earnings (losses)	$29	$(101)	$31	$164	$(25)	$97
Earnings (Losses) Per Share(2):
Basic earnings (losses) per share:
Earnings (losses) per share	$0.30	$(1.16)
Weighted average shares	97.8	86.8
Diluted earnings (losses) per share:
Earnings (losses) per share	$0.29	$(1.16)
Weighted average shares	100.5	86.8

	Successor		Predecessor

	As of December 31,
	2004	2003	2002	2001	2000

	(Dollars in millions)
Balance sheet data:
Total assets	$10,114	$9,907	$10,948	$10,287	$11,293
Total liabilities	8,944	9,129	8,476	8,712	9,457
Total debt (including short-term debt and current portion of long-term debt)(3)	3,181	3,808	3,925	4,597	5,053
Off-balance sheet borrowings under receivables facility(4)	—	—	—	327	—

(1)	See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of items affecting the comparability of results of operations.

(2)	Earnings per share are calculated by dividing net earnings (losses) by the weighted average shares outstanding. Earnings per share are not applicable for the historical Predecessor periods as there were no shares outstanding during those periods. Basic and diluted earnings per share for the ten months ended December 31, 2003 have been calculated based on the weighted average shares outstanding for the period adjusted to give effect to the 100 for 1 stock split effected on January 27, 2004. Shares issuable pursuant to outstanding common stock options under our 2003 Stock Incentive Plan have been excluded from the computation of 2003 diluted earnings per share because their effect is antidilutive due to the net loss reflected for such period.

(3)	Total debt excludes any off-balance sheet borrowings under receivables facilities. As of December 31, 2004 and 2003, we had no advances outstanding under our receivables facilities.

(4)	The Predecessor’s receivables facility was an off-balance sheet arrangement. Our receivables facility can be treated as a general financing agreement or as an off-balance sheet arrangement depending on the level of loans to the borrower as further described in “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-balance Sheet Arrangements.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Basis of Presentation
      Prior to February 28, 2003, we did not historically operate as a stand-alone business, but as part of Old TRW, which became a subsidiary of Northrop on December 11, 2002. TRW Automotive Acquisition Corp. acquired the shares of the subsidiaries of Old TRW engaged in the automotive business upon consummation of the Acquisition. Subsequent to the Acquisition, TRW Automotive Acquisition Corp. changed its name to TRW Automotive Inc. (referred to herein as “TRW Automotive”). Our predecessor’s 51% interest in the joint venture, TKS, was not transferred to us as part of the Acquisition.
      Due to the change in ownership, and the resultant application of purchase accounting, our predecessor’s pre-Acquisition financial statements and our post-Acquisition financial statements have been prepared on different bases of accounting that do not straddle the Acquisition date, and therefore are not comparable. For purposes of the periods presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the results of operations of our predecessor for the two months ended February 28, 2003 prior to the Acquisition, and our results of operations for the ten months ended December 31, 2003, have been combined for convenience of discussion and are collectively referred to as “year ended December 31, 2003.”
Executive Overview
      Our Business. We are among the world’s largest and most diversified suppliers of automotive systems, modules and components to global OEMs and related aftermarkets. We are primarily a “Tier 1” supplier (a supplier which sells directly to OEMs), with over 85% of our sales in 2004 made directly to OEMs. We operate our business along three operating segments: Chassis Systems, Occupant Safety Systems and Automotive Components.
      We achieved strong 2004 results, with net sales of approximately $12 billion, up $660 million or approximately 6% from 2003. The increase resulted primarily from a higher level of sales from new product areas and foreign currency translation, partially offset by pricing provided to customers and a reduction in sales due to a first quarter 2004 divestiture. Operating income for 2004 was $583 million, an increase of $146 million compared to the prior year operating income. The increase in operating income resulted from the absence in the current year of Acquisition-related write-offs of in-process research and development of $85 million and fair value adjustments to inventory of $43 million. This increase also resulted from an increased level of sales and a higher level of cost savings, partially offset by pricing provided to customers and inflation (primarily in the area of ferrous metals and other commodities) among other matters. Net earnings for 2004 were $29 million compared with net losses of $70 million in 2003. Results for 2004 included losses on retirement of debt of $167 million incurred in conjunction with various debt refinancing transactions, compared to $31 million in 2003.
      Recent Trends. We achieved our 2004 results despite certain unfavorable trends including a decline in market share for vehicle sales among some of our largest customers, pricing pressure from OEMs, the continued rise in inflationary pressures impacting ferrous metals (and most recently other commodities) and the growing concerns over the economic viability of our Tier 2 and Tier 3 supply base as they face inflationary pressures. During 2004, the effect of these unfavorable trends was mitigated by favorable trends including our sales growth, foreign currency translation and a high level of cost reductions in our businesses. While we continue our efforts to mitigate the risk described above, we cannot assure you that the favorable trends that occurred in 2004 will continue in the future or that we will not experience a decline in sales, increased costs or disruptions in supply, or that these items will not adversely impact our future earnings.
      In recent years, the Big Three (Ford Motor Company, General Motors Corporation and the Chrysler unit of DaimlerChrysler AG) have seen a decline in their market share for vehicle sales in North America and Europe, with Asian OEMs especially increasing their share in such markets. Although we do have business with the Asian OEMs, our customer base is more heavily weighted towards the Big Three. Additionally, pricing pressure from the Big Three and other customers is characteristic of the automotive parts industry. This pressure is substantial and continuing. Virtually all OEMs have policies of seeking price reductions each year. Consequently, we have been forced to reduce our prices in both the initial bidding process and during the terms of contractual arrangements. We have taken steps to reduce costs and resist price reductions; however, price reductions have impacted our sales and profit margins and are expected to do so in the future.
      We continue to work with our suppliers and customers to mitigate the impact of increasing costs of ferrous metals and other commodities. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. These inflationary pressures have placed a significant operational and financial burden on the Company this year and are expected to continue into 2005. Furthermore, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected as a result of being unable to adequately mitigate these inflationary pressures. These pressures have proven to be insurmountable to some of our suppliers and we have seen the number of bankruptcies or insolvencies increase due in part to the recent inflationary pressures. While this has not led to any significant issues thus far, it could lead to delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our supply base for the best source of supply.
      Our Debt and Capital Structure. On an ongoing basis we monitor, and may modify, our debt and capital structure to reduce associated costs and provide greater financial flexibility. During 2004, we continued to reduce our debt levels in addition to amending and restating our credit agreements.
      On November 2, 2004, the Company amended and restated its then existing credit agreement to provide for a new $300 million tranche E term loan, the proceeds of which were used, along with available cash to repurchase its subsidiary’s acquisition-related 8% pay-in-kind seller note (“Seller Note”) with a face value, including accrued interest, of $685 million, from a subsidiary of Northrop. In conjunction with the repurchase of the Seller Note on November 12, 2004, the Company recorded a pre-tax charge of $112 million for loss on retirement of debt resulting from the difference between the purchase price ascribed to the Seller Note and the book value of the Seller Note on the Company’s balance sheet on the repurchase date.
      On December 21, 2004, the Company amended and restated its existing credit agreement to, among other things, provide for $1.9 billion in senior secured credit facilities, consisting of (i) a 5-year $900 million revolving credit facility, (ii) a 5-year $400 million term loan A facility and (iii) a 7.5-year $600 million term loan B facility. The initial draw under the new senior secured facilities occurred on January 10, 2005 as provided for under the amendment. Proceeds from the new senior secured facilities were used to refinance the senior secured credit facilities existing as of December 31, 2004 (with the exception of the term E loan discussed below), and pay fees and expenses related to the refinancing. In December 2004, the Company recorded a loss on retirement of debt of $7 million related to the write-off of debt issuance costs associated with the previously existing revolving facility and certain of the prior syndicated term loans. Additionally, the Company recognized accelerated amortization expense of $3 million on debt issuance costs related to certain of the syndicated term loans not extinguished until the funding date. In 2005, the Company will recognize additional accelerated amortization expense of $3 million on the remaining debt issuance costs related to those certain syndicated term loans not extinguished until the funding date.
      Changes in our debt and capital structure, among other items, may impact our effective tax rate. Our overall effective tax rate is equal to consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional basis.

We are in a position whereby losses incurred in certain tax jurisdictions provide no current financial statement benefit. In addition, certain jurisdictions have statutory rates greater than or less than the United States statutory rate. As such, changes in the mix of earnings between jurisdictions could have a significant impact on our overall effective tax rate in future periods. Changes in tax law and rates could also have a significant impact on the effective rate in future periods.
Automotive Environment
      Our business is greatly affected by the automotive build rates, primarily in North America and Europe. The automobile industry is characterized by short-term volatility, but long-term growth of, light vehicle sales and production. New vehicle demand is driven by macro-economic and other factors such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence and employment and income growth trends. These factors ultimately determine longer-term vehicle production and sales rates.
      One of the current trends in the automotive industry is for OEMs to shift research and development, design and testing responsibility to suppliers. We operate in a difficult pricing environment and our goal is to mitigate the pricing pressure imposed by OEMs by continuing cost reduction efforts and restructuring our business. We also have recently seen significant inflationary pressures in the ferrous metals markets, which has extended into other commodities. We are fully engaged in supply chain management and utilizing Six Sigma and Operational Excellence as leading quality improvement programs throughout our operations and functions.
Restructuring
      In 2004, the Company recorded charges of $38 million for actions that resulted in the closing of two plants and employee reductions of approximately 770. For the year ended December 31, 2004, the cash charges were $37 million for severance and costs related to the consolidation of certain facilities and the non-cash charges were $1 million.
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
      During the two months ended February 28, 2003, the Predecessor recorded cash charges of $3 million for severance and costs related to the consolidation of certain facilities. In 2002, the Predecessor recorded charges of $59 million for actions that resulted in the closing of three plants and employee reductions of approximately 950. For the year ended December 31, 2002, the cash charges were $27 million, and the non-cash charges were $32 million.
      The following table sets forth a summary of the activity in the balance sheet accounts related to the restructuring reserves:

		Provision

		Administrative	Cost	Purchase	Used for
	Beginning	and	of	Price	Purposes	Ending
	Balance	Selling	Sales	Allocation	Intended	Balance

	(Dollars in millions)
Year ended December 31, 2004	$79	$9	$29	$2	$(70)	$49
Ten months ended December 31, 2003	51	13	16	37	(38)	79
Two months ended February 28, 2003	61	1	2	—	(13)	51
Year ended December 31, 2002	145	17	42	—	(143)	61

      Of the $49 million restructuring reserve accrued at December 31, 2004, approximately $19 million is expected to be paid in 2005 and approximately $30 million is expected to be paid in 2006 through 2010. Of the total, approximately $20 million relates to involuntary employee termination arrangements outside the United States which will be paid over the next several years in accordance with local law.
Critical Accounting Estimates
      The critical accounting estimates that affect our financial statements and that use judgments and assumptions are listed below. In addition, the likelihood that materially different amounts could be reported under varied conditions and assumptions is noted.
      Product Recalls. We are at risk for product recall costs. Recall costs are costs incurred when the customer or we decide to recall a product through a formal campaign, soliciting the return of specific products due to a known or suspected safety concern. In addition, the NHTSA has the authority, under certain circumstances, to require recalls to remedy safety concerns. Product recall costs typically include the cost of the product being replaced, customer cost of the recall and labor to remove and replace the defective part.
      During the Predecessor periods, when a decision to recall a product had been made for which we bore some responsibility, we recorded the estimated cost to us of the recall as a charge to net earnings in that period, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (“SFAS 5”). In making estimates relating to product recalls, judgment was required as to the number of units to be returned, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between us and the customer and, in some cases, the extent to which our supplier would share in the recall cost. As a result, our actual recall costs could be significantly different from our estimated costs.
      Effective as of the Acquisition date, we implemented a new methodology for actuarially estimating our recall obligations that differs from that of the Predecessor. We engage independent third-party actuaries to run loss histories for the purpose of establishing loss projections. Under the actuarial estimation methodology, we accrue for recalls when revenues are recognized upon shipment of product. Using an actuarial based estimation will have the effect of better matching revenues and expenses as relative to the methodology employed by the Predecessor. Compared with the Predecessor, we will record higher expenses in a period of minor or no recalls and lower expenses in a period of significant recall since the obligation will have already been accrued as the revenue was recognized. However, due to uncertainties related to the nature of recall claims, if future claims exceed actuarial projections which are based on historical performance, there could be a material effect on the accrual for recalls in future periods.
      Impairment of Long-Lived Assets and Intangibles. We evaluate long-lived assets and definite-lived intangible assets for impairment when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows to be generated by those assets are less than their carrying value. If the undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. We also evaluate the useful lives of intangible assets each reporting period.
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
      We test indefinite-lived intangible assets, other than goodwill, for impairment on an annual basis by comparing the estimated fair values to the carrying values. If the carrying value exceeds the estimated fair value, the asset is written down to its estimated fair value. Estimated fair value is based on cash flows, discussed above, discounted at a risk-adjusted rate of return.
      We are subject to financial statement risk in the event that intangible assets become impaired.

      Goodwill. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In connection with the Acquisition, we have applied the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”). Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $2,357 million as of December 31, 2004, or 23% of our total assets.
      In accordance with SFAS 142, we perform annual impairment testing at a reporting unit level. To test goodwill for impairment, we estimate the fair value of each reporting unit and compare the estimated fair value to the carrying value. If the carrying value exceeds the estimated fair value, then a possible impairment of goodwill exists and requires further evaluation. Estimated fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts (see “— Impairment of Long-Lived Assets and Intangibles”), discounted at a risk-adjusted rate of return.
      As the estimated fair values of our reporting units exceeded their carrying values at each testing date since adoption, we have recorded no goodwill impairment. While we believe our estimates of fair value are reasonable based upon current information and assumptions about future results, changes in our businesses, the markets for our products, the economic environment and numerous other factors could significantly alter our fair value estimates and result in future impairment of recorded goodwill. We are subject to financial statement risk in the event that goodwill becomes impaired.
      Pensions. We account for our defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination involves the selection of an expected rate of return on plan assets and a discount rate.
      The weighted-average assumptions used to calculate the benefit obligations as of the end of the year, and the net periodic benefit cost for the following year are as follows:

	2004			2003

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

Discount rate	5.75%	5.50%	5.34%	6.25%	5.50%	5.61%
Rate of increase in compensation levels	4.00%	3.75%	2.98%	4.00%	3.75%	3.14%
      The weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31, 2004 and for the ten month period ended December 31, 2003 are shown in the following table:

	Year Ended			Ten Months Ended
	December 31, 2004			December 31, 2003

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

Discount rate	6.25%	5.50%	5.61%	6.25%	5.50%	5.87%
Expected long-term return on plan assets	8.50%	7.75%	7.22%	8.50%	7.75%	7.74%
Rate of increase in compensation levels	4.00%	3.75%	3.14%	4.00%	4.00%	3.40%
      Based on our assumptions as of October 31, 2004, as discussed below, a change in these assumptions, holding all other assumptions constant, would have the following effect on our pension costs and obligations on an annual basis:

	Impact on Net Periodic Benefit Cost

	Increase			Decrease

	U.S.	U.K.	All Other	U.S.	U.K.	All Other

	(Dollars in millions)
.25% change in discount rate	$(0.9)	$0.9	$(1.3)	$0.9	$(1.1)	$1.6
.25% change in expected long-term rate of return	(1.7)	(11.3)	(0.4)	1.7	11.5	0.4

	Impact on Obligations

	Increase			Decrease

	U.S.	U.K.	All Other	U.S.	U.K.	All Other

	(Dollars in millions)
.25% change in discount rate	$(37.8)	$(164.0)	$(27.6)	$39.6	$167.8	$29.0
      SFAS 87 and the policies we have used, (most notably the use of a calculated value of plan assets for pensions as further described below), generally reduce the volatility of pension income and expense that would otherwise result from changes in the value of the pension plan assets and pension liability discount rates. A substantial portion of our pension benefits relate to our plans in the United States and the United Kingdom. For the year ended December 31, 2004, and the ten months ended December 31, 2003, our net pension expense reflects a combination of a decreased long-term rate of return assumption on the assets, decreased discount rate and use of fair value of plan assets as of March 1, 2003 in our purchase accounting, as opposed to the five-year market related value used historically. The Predecessor’s results of operations for the periods presented through February 28, 2003 reflect net pension income due to the over-funded status of our U.K. plan, net of pension expense for our U.S. and other plans.
      A key assumption in determining our net pension (income) expense in accordance with SFAS 87 is the expected long-term rate of return on plan assets. We review our long-term rate of return assumptions annually through comparison of our historical actual rates of return with our expectations, and consultation with our actuaries and investment advisors regarding their expectations for future returns. While we believe our assumptions of future returns are reasonable and appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future pension (income) expense.
      The expected return on plan assets that is included in pension (income) expense is determined by applying the expected long-term rate of return on assets to a calculated market-related value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. In computing the expected return on plan assets that was included in the pension expense of the Successor for the ten month period ended December 31, 2003 and for the year ended December 31, 2004, the market-related value of assets was reset at March 1, 2003 to equal the fair value of assets; in subsequent years, asset gains and losses will be amortized over five years in determining the market-related value of assets used to calculate the expected return component of pension income. The Predecessor used this same methodology to calculate the expected return.
      Another key assumption in determining our net pension (income) expense is the assumed discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency, and that have cash flows similar to those of the underlying benefit obligation. Changes in discount rates over the past three years have not materially affected pension income (expense), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are recognized in expense on a deferred basis as allowed by SFAS 87. As a result of the Acquisition and the application of purchase accounting, all unamortized effects of historical changes were immediately recognized in the opening balance sheet.
      Our 2005 pension expense (income) is estimated to be approximately $37 million in the U.S., $(58) million in the U.K. and $43 million for the rest of the world (based on December 31, 2004 exchange rates). We expect to contribute approximately $90 million to our U.S. pension plans and approximately $50 million to our non-U.S. pension plans in 2005.

      Other Post-Retirement Benefits. We account for our Other Post-Retirement Benefits (“OPEB”) in accordance with SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions”, which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination requires the selection of a discount rate and health care cost trend rates used to value benefit obligations. The following are the significant assumptions used in the measurement of the accumulated projected benefit obligations (“APBO”) as of the October 31 measurement date:

	2004		2003

	U.S.	Canada	U.S.	Canada

Discount rate	5.75%	6.00%	6.25%	6.25%
Initial health care cost trend rate at end of year	10.50%	9.00%	10.00%	8.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	4.50%
Year in which ultimate rate is reached	2011	2013	2009	2010
      The discount rate reflects the current rate at which the OPEB liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency and that have cash flows similar to those of the underlying benefit obligation. We develop our estimate of the health care cost trend rates used to value benefit obligations through review of our recent health care cost trend experience and through discussions with our actuary regarding the experience of similar companies. Changes in the assumed discount rate or health care cost trend rate can have a significant impact on our actuarially determined liability and related OPEB expense.
      A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One Percentage
	Point

	Increase	Decrease

	(Dollars in millions)
Effect on total of service and interest cost components for the year ended December 31, 2004	$10	$(8)
Effect on post-retirement benefit obligations as of October 31, 2004	$95	$(79)
      Our 2005 OPEB expense is estimated to be approximately $48 million. We fund our OPEB obligation on a pay-as-you-go basis. We expect to contribute approximately $60 million on a pay-as-you-go basis in 2005.
      Valuation Allowances on Deferred Income Tax Assets. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers historical losses, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We determined that we could not conclude that it was more likely than not that the benefits of certain deferred income tax assets would be realized. The valuation allowance we recorded reduced to zero the net carrying value of all United States and certain foreign net deferred tax assets. We expect the deferred tax assets, net of the valuation allowance, to be realized as a result of the reversal of existing taxable temporary differences in the United States and as a result of projected future taxable income and the reversal of existing taxable temporary differences in certain foreign jurisdictions.
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
RESULTS OF OPERATIONS
      The following consolidated and combined statements of operations compare the results of operations for the years ended December 31, 2004, 2003 and 2002. Due to the change in ownership, and the resultant application of purchase accounting, our predecessor’s pre-Acquisition financial statements and our post-Acquisition financial statements have been prepared on different bases of accounting that do not straddle the Acquisition date, and therefore are not comparable. For purposes of the periods presented in this section, the results of operations of our predecessor for the two months ended February 28, 2003 prior to the Acquisition, and our results of operations for the ten months ended December 31, 2003, have been combined for convenience of discussion and are collectively referred to as “year ended December 31, 2003.”
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
TOTAL COMPANY RESULTS OF OPERATIONS
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004 and 2003

	Years Ended
	December 31,		Variance Increase (Decrease)

	2004	2003	Transactions		Operations	Total

	(Dollars in millions)
Sales	$12,011	$11,351	$(43	)(a)	$703	$660
Cost of sales	10,710	10,142	(100	)(b)	668	568

Gross profit	1,301	1,209	57		35	92
Administrative and selling expenses	522	546	(2	)(c)	(22)	(24)
Research and development expenses	174	164	—		10	10
Purchase in-process research and development	—	85	(85	)(d)	—	(85)
Amortization of intangible assets	33	29	3	(e)	1	4
Other (income) expense — net	(11)	(52)	(1	)(f)	42	41

Operating income	583	437	142		4	146
Interest expense — net	252	334	(15	)(g)	(67)	(82)
Loss on retirement of debt	167	31	(31	)(g)	167	136
Loss on sales of receivables	—	25	(17	)(g)	(8)	(25)

Earnings (losses) before income taxes	164	47	205		(88)	117
Income tax expense	135	117	42	(h)	(24)	18

Net earnings (losses)	$29	$(70)	$163		$(64)	$99

(a)	Reflects the sales of TKS, which was not transferred to us as part of the Acquisition.

(b)	Reflects $40 million in cost of sales of TKS, $12 million in pension and OPEB adjustments as a result of purchase accounting, the effects of a $43 million inventory write-up recorded as a result of the Acquisition and $5 million net decrease in depreciation and amortization expense resulting from fair value adjustments to fixed assets and certain intangibles.

(c)	Reflects the elimination of $1 million of administrative and selling expense in respect of TKS, the addition of $1 million in the annual monitoring fee payable to an affiliate of Blackstone and $2 million decrease in depreciation and amortization expense resulting from fair value adjustments to fixed assets and capital software.

(d)	Reflects the fair value of purchased in-process research and development expensed as a result of purchase accounting.

(e)	Reflects the incremental increase in amortization resulting from assignment of fair value to certain intangibles.

(f)	Reflects $1 million of other expense related to TKS.

(g)	Reflects net financing costs based upon our new capital structure and the initiation of our receivables facility.

(h)	Reflects the tax effect of the above variances at the applicable tax rates.
      The results of operations reflect the impact of various items during the periods discussed. Pretax earnings for the years ended December 31, 2004 and 2003, were negatively impacted by the effects of these items as presented in the following table:

	Years Ended
	December 31,

	2004	2003

	(Dollars in
	millions)
Restructuring charges — Severance and other (cash)	$38	$32
Loss on retirement of debt	167	31
Northrop/ Old TRW merger-related transaction costs	—	6
Other charges	—	1

	$205	$70

      These items are classified in the statements of operations as follows:

	Years Ended
	December 31,

	2004	2003

	(Dollars in
	millions)
Cost of sales	$29	$20
Administrative and selling expenses	9	18
Other expense — net	—	1
Loss on retirement of debt	167	31

	$205	$70

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Sales for the year ended December 31, 2004 of $12.0 billion increased $660 million from $11.4 billion for the year ended December 31, 2003. The increase primarily resulted from the favorable effect of foreign currency exchange of $634 million and sales of new products in excess of price reductions provided to customers of $171 million, partially offset by a net reduction in sales due to lower industry builds and divestitures of $102 million, and the loss of TKS sales of $43 million. Our predecessor’s interest in TKS was not transferred to us as part of the Acquisition.
      Gross profit for the year ended December 31, 2004 of $1,301 million increased $92 million from $1,209 million for the year ended December 31, 2003. The increase resulted primarily from higher net costs incurred in 2003 due to the Transactions of $57 million (which included $12 million of net pension and OPEB income), the favorable effect of foreign currency exchange of $54 million, the positive impact of higher volume in excess of adverse product mix of $53 million and cost savings in excess of price reductions to customers and inflation (which included the effects of increased costs for ferrous metals) of $11 million. These increases were partially offset by an increase in net pension and OPEB expense of $38 million, higher warranty expenses of $12 million, the unfavorable impact of divestitures of $9 million and $24 million of higher expenses primarily related to a combination of litigation reserves, restructuring and charges related to one of our Mexican plants including an inventory obsolescence adjustment and operational issues. Gross profit for the year ended December 31, 2004 included restructuring charges of $29 million, primarily for severance and costs to consolidate facilities, compared to $20 million of restructuring and merger-related transaction costs for the year ended December 31, 2003. Gross profit as a percentage of sales for the year ended December 31, 2004 was 10.8% compared to 10.7% for the year ended December 31, 2003.
      Administrative and selling expenses for the year ended December 31, 2004 were $522 million compared to $546 million for the year ended December 31, 2003. Lower expenses resulted primarily from net cost savings of $24 million, lower costs due to divested operations of $12 million and a reduction in restructuring and other charges of $8 million, partially offset by the unfavorable effect of foreign currency exchange of $24 million. Administrative and selling expenses for the year ended December 31, 2004 included restructuring charges primarily related to severance of $9 million compared to $18 million of restructuring and merger-related transaction costs for the year ended December 31, 2003. Administrative and selling expenses as a percentage of sales for the year ended December 31, 2004, were 4.3% compared to 4.8% for the year ended December 31, 2003.
      Research and development expenses for the year ended December 31, 2004 were $174 million compared to $164 million for the year ended December 31, 2003. The increase in expenses primarily reflected the unfavorable effect of foreign currency exchange partially offset by cost savings. Research and development expenses as a percentage of sales were 1.4% for the years ended December 31, 2004 and December 31, 2003.
      Purchased in-process research and development for the year ended December 31, 2003 was $85 million. This reflected a write-off of the fair value of purchased in-process research and development expenses related to the Acquisition.
      Amortization of intangible assets was $33 million for the year ended December 31, 2004 compared to $29 million for the year ended December 31, 2003. This increase was primarily reflective of twelve months of amortization expense in 2004 on intangible assets recorded under purchase accounting as compared with only ten months of amortization expense in the prior period.
      Other (income) expense — net for the year ended December 31, 2004 was income of $11 million compared to income of $52 million for the year ended December 31, 2003. The decrease primarily resulted from lower foreign currency exchange gains partially offset by an increase in earnings from affiliates. The prior period included approximately $32 million in unrealized foreign exchange gains. In 2004, the Company has implemented hedging programs which mitigate foreign currency exposure.
      Interest expense- net for the year ended December 31, 2004 was $252 million compared to $334 million for the year ended December 31, 2003. The decline in interest expense resulted primarily from the January 2004 refinancing, the use of interest rate swaps, and the March 2004 pay down of debt with the proceeds from our initial public offering and available cash. Included in interest expense for the year ended December 31, 2004 is $3 million of financing expenses related to credit agreement refinancing, as well as an additional $3 million of accelerated amortization of debt issuance costs as a result of the December 21, 2004 amendment and restatement of our credit facilities.

      Loss on retirement of debt for the year ended December 31, 2004 totaled $167 million compared to $31 million for the year ended December 31, 2003. The current year losses and related refinancing transactions were as follows:

•	$11 million write-off of unamortized debt issuance costs in conjunction with our January 2004 refinancing of the then-existing term loan facilities;

•	$30 million of redemption fees and $6 million write-off of unamortized debt issuance costs associated with our dollar and euro-denominated senior notes and senior-subordinated notes which were partially redeemed in March 2004;

•	$1 million write-off of unamortized debt issuance costs in conjunction with our April 2004 pre-payment of certain of our term loan facilities;

•	$7 million write-off of unamortized debt issuance costs in connection with our December 21, 2004 refinancing of the then-existing credit facilities; and

•	a charge of $112 million due to the November 12, 2004 repurchase of the Seller Note resulting from the difference between the purchase price ascribed to the Seller Note and its book value on our balance sheet at the repurchase date.
      In 2003, we expensed $31 million of unamortized deferred debt issuance costs in association with our July 2003 refinancing of the then-existing term loan facilities.
      Income tax expense for the year ended December 31, 2004 was $135 million on pre-tax income of $164 million as compared to income tax expense of $117 million on pre-tax earnings of $47 million for the year ended December 31, 2003. The income tax rate varies from the United States statutory income tax rate due primarily to losses in the United States and certain foreign jurisdictions, where the tax benefit for net operating losses are being fully reserved, as well as non-deductible interest expense in certain foreign jurisdictions.
      Earnings before interest, taxes, depreciation and amortization (“EBITDA”): EBITDA is defined as earnings (losses) before interest, losses on sales of receivables, gain (loss) on retirement of debt, taxes, depreciation and amortization (“EBITDA”). EBITDA for the year ended December 31, 2004 was $1,080 million compared to $928 million for the year ended December 31, 2003.
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

      The following table provides a reconciliation of net earnings (losses) to EBITDA:

	Years Ended
	December 31,

	2004	2003

	(Dollars in
	millions)
Net earnings (losses)	$29	$(70)
Depreciation and amortization	497	491
Interest expense — net	252	334
Loss on retirement of debt	167	31
Loss on sales of receivables	—	25
Income tax expense	135	117

EBITDA	$1,080	$928

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003 and 2002

	Years Ended
	December 31,		Variance Increase (Decrease)

	2003	2002	Transactions		Operations	Total

	(Dollars in millions)
Sales	$11,351	$10,630	$(203	)(a)	$924	$721
Cost of sales	10,142	9,315	(167	)(b)	994	827

Gross profit	1,209	1,315	(36)		(70)	(106)
Administrative and selling expenses	546	541	(38	)(c)	43	5
Research and development expenses	164	151	—		13	13
Purchase in-process research and development	85	—	85	(d)	—	85
Amortization of intangible assets	29	15	15	(e)	(1)	14
Other (income) expense — net	(52)	(6)	(7	)(f)	(39)	(46)

Operating income	437	614	(91)		(86)	(177)
Interest expense — net	334	309	10	(g)	15	25
Loss (gain) on retirement of debt	31	(4)	35	(g)	—	35
Loss on sales of receivables	25	7	15	(g)	3	18

Earnings (losses) before income taxes	47	302	(151)		(104)	(255)
Income tax expense	117	138	(25	)(h)	4	(21)

Net (losses) earnings	$(70)	$164	$(126)		$(108)	$(234)

(a)	Reflects the changes in sales of TKS, which was not transferred to us as part of the Acquisition.

(b)	Reflects changes of $188 million from TKS cost of sales, $2 million increase in pension and OPEB adjustments as a result of purchase accounting, the effects of a $43 million increase in inventory write-up recorded as a result of the Acquisition and $24 million net increase in depreciation and amortization expense resulting from fair value adjustments to fixed assets and certain intangibles.

(c)	Reflects a decrease in the elimination of $2 million of administrative and selling expense in respect of TKS, a decrease of $29 million in the corporate allocation from Old TRW and annual monitoring fee payable to an affiliate of Blackstone and $7 million decrease in depreciation and amortization expense elimination resulting from fair value adjustments to fixed assets and capital software.

(d)	Reflects changes in the fair value of purchased in-process research and development expensed as a result of purchase accounting.

(e)	Reflects changes of the incremental increase in amortization resulting from assignment of fair value to certain intangibles.

(f)	Reflects changes of $7 million of other income related to TKS.

(g)	Reflects changes in net financing costs based upon our new capital structure and the initiation of our receivables facility.

(h)	Reflects changes in the tax effect of the above variances at the applicable tax rates.
      The results of operations reflect the impact of various items during the periods discussed for the years ended December 31, 2003 and 2002 as presented in the following table:

	Years Ended
	December 31,

	2003	2002

	(Dollars in
	millions)
Restructuring charges — Severance and other (cash)	$32	$27
Restructuring charges — Asset impairments (non-cash)	—	32
Asset impairment charges other than restructuring	—	17
Loss (gain) on retirement of debt	31	(4)
Northrop/ Old TRW merger-related transaction costs	6	23
Other charges	1	(10)

	$70	$85

      These items are classified in the statements of operations as follows:

	Years Ended
	December 31,

	2003	2002

	(Dollars in
	millions)
Cost of sales	$20	$61
Administrative and selling expenses	18	35
Amortization of intangible assets	—	1
Other expense (income) — net	1	(8)
Loss (gain) on retirement of debt	31	(4)

	$70	$85

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      Sales for the year ended December 31, 2003 of $11.4 billion increased $721 million from $10.6 billion for the year ended December 31, 2002. Increased sales resulted primarily from the favorable impact of foreign currency exchange of $967 million and the impact of higher volume and product growth in excess of unfavorable pricing of $17 million partially offset by the unfavorable effect of business divestitures completed in 2003 of $60 million and a reduction in TKS sales of $203 million.
      Gross profit for the year ended December 31, 2003 of $1,209 million decreased $106 million from $1,315 million for the year ended December 31, 2002. Gross profit for the year ended December 31, 2003 was reduced by net expenses related to the Transactions of $36 million. These expenses consisted of the reversal of an inventory fair value write-up of $43 million, a reduction in TKS gross profit of $15 million, and higher net pension and OPEB expenses of $2 million partially offset by lower depreciation and amortization expenses of $24 million. In addition, the decrease resulted from a decline in net pension and OPEB income of

$219 million, and the net unfavorable impact of negative product mix in excess of the positive effect of higher volume of $72 million, partially offset by the favorable impact of foreign currency exchange of $101 million, cost reduction savings in excess of inflation and lower pricing of $80 million, and a decrease in restructuring and other charges of $41 million. Gross profit for the year ended December 31, 2003 included restructuring and merger-related transaction costs primarily for severance of $20 million. Gross profit for the year ended December 31, 2002 included restructuring charges primarily for severance and asset impairments of $43 million, asset impairment charges other than restructuring of $14 million and other charges related to employee compensation arising from the Northrop Grumman acquisition of Old TRW of $4 million. Gross profit as a percentage of sales for the year ended December 31, 2003 was 10.7% compared to 12.4% for the year ended December 31, 2002.
      Administrative and selling expenses for the year ended December 31, 2003 were $546 million compared to $541 million for the year ended December 31, 2002. The increase in expenses primarily resulted from the unfavorable impact of foreign currency exchange of $31 million, an increase in net pension and OPEB expense of $5 million, and increases in inflation, advertising costs, professional fees and other net costs of $24 million, partially offset by lower restructuring and other charges of $17 million and a net reduction in costs due to the Transactions of $38 million. Lower costs resulting from the Transactions included a net reduction in corporate costs allocated from Old TRW of $28 million and lower depreciation and amortization expenses and other costs of $10 million. Administrative and selling expenses for the year ended December 31, 2003 included restructuring charges primarily for severance of $13 million and charges of $5 million for costs associated with our separation from Northrop Grumman. Administrative and selling expenses for the year ended December 31, 2002 included restructuring charges primarily for severance of $16 million and other charges of $19 million related to employee compensation arising from the Northrop Grumman acquisition of Old TRW. Administrative and selling expenses as a percentage of sales for the year ended December 31, 2003 was 4.8% compared to 5.1% for the year ended December 31, 2002.
      Research and development expenses were $164 million for the year ended December 31, 2003 and $151 million for the year ended December 31, 2002. Expenses increased primarily due to the unfavorable impact of foreign currency exchange of $14 million. Research and development expenses as a percentage of sales for both the years ended December 31, 2004 and 2003 were 1.4%.
      Other (income) expense — net for the year ended December 31, 2003 was income of $52 million compared to income of $6 million for the year ended December 31, 2002. The increase primarily resulted from an increase in foreign currency exchange gains of $32 million.
      Interest expense — net for the year ended December 31, 2003 was $334 million compared to $309 million for the year ended December 31, 2002.
      Amortization of intangible assets was $29 million for the year ended December 31, 2003 compared to $15 million for the year ended December 31, 2002. The increase in expense primarily resulted from the implementation of purchase accounting.
      Income tax expense for the year ended December 31, 2003 was $117 million on pre-tax income of $47 million as compared to income tax expense of $138 million on pre-tax earnings of $302 million for the year ended December 31, 2002. The income tax rate varies from the United States statutory income tax rate due primarily to losses in the United States and certain foreign jurisdictions, where the tax benefit for net operating losses are being fully reserved, and tax rates in certain foreign jurisdictions that are higher than the United States statutory tax rate.
      Earnings before interest, taxes, depreciation and amortization (EBITDA). EBITDA for the year ended December 31, 2003 was $928 million compared to $1,123 million for the year ended December 31, 2002.

      The following table provides a reconciliation of net earnings (losses) to EBITDA:

	Years Ended
	December 31,

	2003	2002

	(Dollars in
	millions)
Net earnings (losses)	$(70)	$164
Depreciation and amortization	491	509
Interest expense — net	334	309
Loss on retirement of debt	31	(4)
Loss on sales of receivables	25	7
Income tax expense	117	138

EBITDA	$928	$1,123

SEGMENT RESULTS OF OPERATIONS
      The following table reconciles segment sales and profit before taxes to consolidated sales and profit before taxes for 2004, 2003 and 2002. See Note 22 to the consolidated and combined financial statements for the reconciliation of segment sales and profit before taxes to consolidated amounts and a description of segment profit before taxes for the periods presented.

	Years Ended December 31,

	2004	2003	2002

	(Dollars in millions)
Sales:
Chassis Systems	$6,950	$6,534	$6,078
Occupant Safety Systems	3,438	3,306	3,143
Automotive Components	1,623	1,511	1,409

	$12,011	$11,351	$10,630

Profit before taxes:
Chassis Systems	$285	$175	$256
Occupant Safety Systems	328	269	224
Automotive Components	103	116	148

Segment profit before taxes	716	560	628
Corporate expense and other	(130)	(125)	(189)
Financing costs	(252)	(359)	(316)
Loss on retirement of debt	(167)	(31)	—
Net employee benefits income (expense)	(3)	2	179

Profit before taxes	$164	$47	$302

CHASSIS SYSTEMS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Years Ended
	December 31,		Variance Increase (Decrease)

	2004	2003	Transactions	Operations	Total

		(Dollars in millions)
Sales	$6,950	$6,534	$(43)	$459	$416
Profit before taxes	285	175	90	20	110
Restructuring	(25)	(28)	—	3	3
      Sales for the Chassis Systems segment for the year ended December 31, 2004 of $6,950 million increased $416 million from $6,534 million for the year ended December 31, 2003. The increase primarily resulted from the favorable impact of foreign currency exchange of $347 million and higher volume and sales of new products, net of price reductions provided to customers, of $153 million, partially offset by a net reduction of sales due to divested operations of $41 million and the absence of $43 million of TKS sales.
      Profit before taxes for the Chassis Systems segment for the year ended December 31, 2004 of $285 million increased $110 million from $175 million for the year ended December 31, 2003. Profit before taxes for the year ended December 31, 2003 included net expenses related to the Transactions totaling $90 million. These expenses consisted of a write-off of the fair value of purchased in-process research and development of $59 million, the reversal of an inventory fair value write-up of $27 million, higher depreciation and amortization expenses of $5 million and TKS profit before taxes of $1 million. In addition, the increase resulted primarily from the favorable impact of higher volume in excess of adverse product mix of $33 million and the positive impact of divestitures of $6 million. Savings from cost reductions exceeded the unfavorable effect of price reductions provided to customers and inflation (which included the effects of higher costs for ferrous metals). These increases were partially offset by increased warranty expenses of $7 million, higher net pension and OPEB expenses of $7 million and the unfavorable impact of foreign currency exchange of $6 million. Profit before taxes for the year ended December 31, 2004 included restructuring charges primarily for severance and costs to consolidate certain facilities of $25 million compared to $28 million of restructuring charges primarily for severance for the year ended December 31, 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	Years Ended
	December 31,

	2003	2002

	(Dollars in
	millions)
Sales	$6,534	$6,078
Profit before taxes	175	256
Restructuring	(28)	(20)
Asset impairment charges — other	—	(6)
      Sales for the Chassis Systems segment for the year ended December 31, 2003 of $6,534 million increased $456 million from $6,078 million for the year ended December 31, 2002. The increase resulted from the favorable impact of foreign currency exchange of $529 million and $130 million due to the net combined favorable impact of higher customer volume and new product growth, net of pricing. Higher volume was achieved despite a lower level of underlying industry volume in both North America and Europe. The increase was partially offset by a reduction in TKS sales of $203 million.
      Profit before taxes for the Chassis Systems segment for the year ended December 31, 2003 of $175 million decreased $81 million from $256 million for the year ended December 31, 2002. Profit before taxes for the year ended December 31, 2003 included a net increase in costs resulting from the Transactions totaling $63 million. The net increase in costs consisted of a write-off of the fair value of purchased in-process research and development of $59 million, the reversal of an inventory fair value write-up of $27 million, and a reduction in TKS profit before taxes of $8 million partially offset by lower depreciation and amortization expenses of $31 million. In addition, the decrease resulted primarily from the impact of adverse product mix in excess of the positive effect of higher volume of $49 million and an increase in net pension and OPEB expense of approximately $33 million. The decrease was partially offset by savings from cost reduction activities, net of price reductions to customers and inflation, of $59 million and the favorable impact of foreign currency exchange of $9 million. Profit before taxes for the year ended December 31, 2003 included restructuring charges primarily for severance of $28 million compared to $20 million of restructuring charges primarily for severance and $6 million of asset impairment charges other than restructuring for the year ended December 31, 2002.
OCCUPANT SAFETY SYSTEMS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Years Ended
	December 31,		Variance Increase (Decrease)

	2004	2003	Transactions	Operations	Total

	(Dollars in millions)
Sales	$3,438	$3,306	$—	$132	$132
Profit before taxes	328	269	32	27	59
Restructuring	(8)	(2)	—	(6)	(6)
      Sales for the Occupant Safety Systems segment for the year ended December 31, 2004 of $3,438 million increased $132 million from $3,306 million for the year ended December 31, 2003. The increase resulted primarily from the favorable impact of foreign currency exchange of $194 million, partially offset by a reduction in sales of $61 million due to the divestiture of our interest in a joint venture in 2003.
      Profit before taxes for the Occupant Safety Systems segment for the year ended December 31, 2004 of $328 million increased $59 million from $269 million for the year ended December 31, 2003. Profit before taxes for the year ended December 31, 2003 included net charges related to the Transactions of $32 million. Charges related to the Transactions consisted of a write-off of the fair value of purchased in-process research and development of $26 million and the reversal of an inventory fair value write-up of $9 million partially offset by lower depreciation and amortization expenses of $3 million. In addition, the increase resulted primarily from cost reduction savings, net of price reductions and inflation (which included the effects of higher costs for ferrous metals), of $18 million, the positive effect of higher volume in excess of adverse mix of $15 million and the favorable impact of foreign currency exchange of $8 million. These increases were partially offset by a net increase, in expenses primarily for litigation reserves, restructuring charges and net pension and OPEB. Profit before taxes for the years ended December 31, 2004 and December 31, 2003 included restructuring charges primarily for severance of $8 million and $2 million, respectively.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	Years Ended
	December 31,

	2003	2002

	(Dollars in
	millions)
Sales	$3,306	$3,143
Profit before taxes	269	224
Restructuring	(2)	(14)
Asset impairment charges — restructuring	—	(21)
Asset impairment charges — other	—	(12)
      Sales for the Occupant Safety Systems segment for the year ended December 31, 2003 of $3,306 million increased $163 million from $3,143 million for the year ended December 31, 2002. The increase resulted from the favorable impact of foreign currency exchange of $298 million that was partially offset by the unfavorable impact of price reductions in excess of higher volume totaling $75 million and the effect of a business divestiture completed in 2003 of $60 million.
      Profit before taxes for the Occupant Safety Systems segment for the year ended December 31, 2003 of $269 million increased $45 million from $224 million for the year ended December 31, 2002. The increase reflected a reduction in unusual charges of $45 million, the favorable impact of foreign currency exchange of $35 million and savings from cost reduction activities in excess of inflation and pricing givebacks of $23 million, partially offset by a net increase in expenses related to the Transactions totaling $44 million and the net combined unfavorable impact of negative product mix and higher volume of $11 million. Net charges related to the Transactions consisted of a write-off of the fair value of purchased in-process research and development of $26 million, the reversal of an inventory fair value write-up of $9 million and an increase in depreciation and amortization expenses of $9 million. Profit before taxes for the year ended December 31, 2003 included restructuring charges of $2 million, primarily for severance. Profit before taxes for the year ended December 31, 2002 included restructuring charges for asset impairments of $21 million, restructuring charges primarily for severance of $14 million, and asset impairment charges other than restructuring of $12 million.
AUTOMOTIVE COMPONENTS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Years Ended
	December 31,		Variance Increase (Decrease)

	2004	2003	Transactions	Operations	Total

	(Dollars in millions)
Sales	$1,623	$1,511	$—	$112	$112
Profit before taxes	103	116	4	(17)	(13)
Restructuring	(5)	(2)	—	(3)	(3)
      Sales for the Automotive Components segment for the year ended December 31, 2004 of $1,623 million increased $112 million from $1,511 million for the year ended December 31, 2003. The increase resulted primarily from the favorable effect of foreign currency exchange of $93 million and higher volume in excess of price reductions provided to customers of $19 million.
      Profit before taxes for the Automotive Components segment for the year ended December 31, 2004 of $103 million decreased $13 million from $116 million for the year ended December 31, 2003. The decrease resulted primarily from a higher level of warranty and net pension and OPEB costs, an increase in restructuring charges and charges related to one of our Mexican plants including an inventory obsolescence adjustment and operational issues partially offset by the favorable impact of foreign currency exchange and the absence of costs related to the Transactions. Profit before taxes for the year ended December 31, 2004 included restructuring charges of $5 million primarily for severance and costs to consolidate certain facilities compared to restructuring charges primarily for severance of $2 million for the year ended December 31, 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	Years Ended
	December 31,

	2003	2002

	(Dollars in
	millions)
Sales	$1,511	$1,409
Profit before taxes	116	148
Restructuring	(2)	(4)
Asset impairment charges — other	—	(6)
Other income	—	12

      Sales for the Automotive Components segment for the year ended December 31, 2003 of $1,511 million increased $102 million from $1,409 million for the year ended December 31, 2002. The increase resulted primarily from the favorable impact of foreign currency exchange of $140 million, which was partially offset by lower volume and price reductions of $38 million.
      Profit before taxes for the Automotive Components segment for the year ended December 31, 2003 of $116 million decreased $32 million from $148 million for the year ended December 31, 2002. Profit before taxes for the year ended included a net increase in costs resulting from the Transactions of $22 million. These costs consisted of higher depreciation and amortization expenses of $15 million and the reversal of an inventory fair value write-up of $7 million. In addition, the decrease resulted from the combined unfavorable impact of lower volume and adverse product mix of $12 million, an increase in net pension and OPEB expense of $5 million, and an increase in restructuring and other charges of $4 million, partially offset by the favorable impact of foreign currency exchange of $11 million. Profit before taxes for the year ended December 31, 2003 included restructuring charges primarily for severance of $2 million. Profit before taxes for the year ended December 31, 2002 included restructuring charges primarily for severance of $4 million and other charges consisting of a gain on asset sales of $7 million, other income of $5 million and asset impairment charges of $6 million.
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
      Operating activities. Cash provided by operating activities for the year ended December 31, 2004 was $787 million as compared to $772 million for the year ended December 31, 2003. The change of approximately $15 million resulted primarily from higher earnings and changes in working capital.
      Investing activities. Cash used in investing activities for the year 2004 decreased by approximately $3,394 million over the comparable period in 2003. Cash used to fund the Acquisition, including related fees, in 2003 accounts for the majority of the change. Proceeds from asset sales and divestitures totaled approximately $89 million for the year ended December 31, 2004, compared to $57 million in the prior year.
      In 2004, we spent $493 million in capital expenditures, primarily in connection with the continuation of new product launches started in 2003, upgrading existing products, additional new product launches in 2004 and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $500 million, or approximately 4% of sales, in such capital expenditures during 2005.
      Financing activities. Cash used in financing activities was $489 million in the year 2004 compared to cash provided by financing activities of approximately $3,895 million in the comparable period of 2003. During the year ended December 31, 2004, we sold shares in an initial public offering for approximately $635 million, net of fees and expenses and repurchased shares from Blackstone for approximately $319 million. We also borrowed approximately $1,578 million of long-term debt, net of debt issue costs, and repaid approximately $1,867 million of long-term debt during 2004. Additionally, we borrowed approximately $18 million of short-term debt. On November 12, 2004, TRW Intermediate made a net cash payment of approximately $494 million to Northrop in respect of the purchase of the Seller Note. The cash payment of approximately $494 million for the Seller Note is net of a credit of approximately $40 million ascribed to Released Claims.
      In 2003, we received approximately $500 million in net transfers from our former parent company associated with participation in their cash management system. In addition, for the year ended December 31, 2003, we issued shares for approximately $699 million and borrowed approximately $4,263 million, net of debt issue costs and redeemed $1,360 million of long-term debt. Additionally, we repaid approximately $289 million of short-term debt.
Debt and Commitments
      Sources of Liquidity. Our primary source of liquidity is cash flow generated from operations. We also have availability under our revolving credit facility and receivables facilities described below, subject to certain conditions. See “Off-Balance Sheet Arrangements.” Our primary liquidity requirements, which are significant, are expected to be for debt service, working capital, capital expenditures and research and development costs.
      We intend to draw down on, and use proceeds from, the revolving credit facility under our senior secured credit facilities and the Company’s United States and European accounts receivables facilities (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of January 10, 2005, after giving effect to the December 17, 2004 amendment and restatement to the credit agreement as discussed above, we had approximately $834 million of availability under our revolving credit facility, approximately €148 million and £40 million under our European accounts receivable facilities and approximately $218 million of availability under our U.S. accounts receivable facility as further discussed below. During any given month, we anticipate that we will draw as much as an aggregate of $400 million from the Liquidity Facilities. The amounts drawn under the Liquidity Facilities typically will be paid back throughout the month as cash from customers is received. We may then draw upon such facilities again for working capital purposes in the same or succeeding months. These borrowings reflect normal working capital utilization of liquidity.
      In connection with the Acquisition, TRW Automotive issued the senior notes and the senior subordinated notes, entered into senior credit facilities, consisting of a revolving credit facility and term loan facilities, and initiated a trade accounts receivable securitization program, or the receivables facility. As of December 31, 2004, we had outstanding $3,181 million in aggregate indebtedness, with an additional $434 million of borrowing capacity available under our revolving credit facility, after giving effect to $66 million in outstanding letters of credit and guarantees, which reduced the amount available. As of December 31, 2004, approximately $287 million of our total reported accounts receivable balance was considered eligible for borrowings under our United States receivables facility, of which approximately $218 million would have been available for funding. We had no outstanding borrowings under this receivables facility as of December 31, 2004. See “Off-Balance Sheet Arrangements” for further discussion of our European facilities, which have approximately €148 million and £40 million of funding availability and no outstanding borrowings as of December 31, 2004.
      Funding Our Requirements. While we are highly leveraged, we believe that funds generated from operations and planned borrowing capacity will be adequate to fund debt service requirements, capital expenditures, working capital requirements and company-sponsored research and development programs. In addition, we believe that our current financial position and financing plans will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items and continue to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, and the cost of warranty and recall and litigation claims, among other things. Therefore, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility or receivables facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
      Credit Ratings. Set forth below are our credit ratings for Standard & Poor’s and Moody’s as of February 3, 2005.

	S & P	Moody’s

Corporate & Bank Debt Rating	BB+	Ba2
Senior Note Rating	BB-	Ba3
Senior Subordinated Note Rating	BB-	B1
      In the event of a downgrade, we believe we would continue to have access to sufficient liquidity; however, the cost of borrowing would increase and our ability to access certain financial markets could be limited.
      Senior Secured Credit Facilities. The senior secured credit facilities consist of a secured revolving credit facility and various senior secured term loan facilities. As of December 31, 2004, the term loan facilities, with maturities ranging from 2009 to 2011, consisted of an aggregate of $1.44 billion dollar-denominated term loans and €50 million euro-denominated term loan, and the revolving credit facility provided for borrowing of up to $500 million. On November 2, 2004, we entered into an amended and restated credit agreement with JP

Morgan Chase Bank as agent and the other banks and financial institutions party thereto, which was again amended and restated on December 17, 2004. The November amended and restated credit agreement provides for a new term loan E facility, the proceeds of which were used towards the purchase of the Seller Note. The new term loan E facility in the amount of $300 million will amortize in equal quarterly installments in an amount equal to one percent per annum during the first five years and nine months and in one final installment on the maturity date. The tranche E term loan is guaranteed and secured on the same basis as the existing senior credit facilities, as described below. The December amended and restated credit agreement retained the tranche E term loan, but also provided for a five year $400 million term loan A facility, a 7.5 year $600 million term loan B facility and a five year revolving credit facility providing for borrowings up to $900 million. The senior credit facilities, as used herein, means the senior credit facilities as amended to give effect to the November 2, 2004 and the December 17, 2004 amendments and restatements of the credit agreement. After giving effect to the January 10, 2005 funding of the December 17, 2004 amendment, the outstanding balance on the term loan facilities consist of an aggregate of $1,300 million dollar-denominated term loans.
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
      Interest payments. Borrowings under the senior credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) JPMorgan Chase Bank’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR or a eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 31, 2004, the applicable margins with respect to the base rate borrowings were 0.75%, 1.25%, and 0.50% for the term loans A-1, D-1/ D-2, and E, respectively. The applicable margins with respect to the Eurocurrency borrowings were 1.75%, 2.25%, and 1.50% for the A-1, D-1/ D-2, and E, respectively. In addition to paying interest on outstanding principal under the senior credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder currently at a rate equal to 0.50% per annum (which may be reduced or increased under certain circumstances). The commitment fee on the revolving credit facility and the applicable margin on both the revolving credit facility and the term loans will be subject to a leverage based grid. We also pay customary letter of credit fees. Variable rate indebtedness exposes us to the risk of rising interest rates. If interest rates increase, our debt service obligation on variable rate indebtedness would increase, even though amounts borrowed would remain unchanged.
      Our senior notes and senior subordinated notes, which mature in 2013, bear interest (payable semi-annually on February 15 and August 15) at fixed rates ranging from 9 3/8% to 11 3/4%.
      Debt Restrictions. The senior credit facilities, senior notes and senior subordinated notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of our subsidiaries to incur additional indebtedness or issue preferred stock, repay other indebtedness (including, in the case of the senior credit facilities, the senior notes and senior subordinated notes), pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness (including, in the case of the senior credit facilities, the senior notes, senior subordinated notes and the receivables facility) and change the business conducted by us and our subsidiaries. In addition, the senior credit facilities contain financial covenants relating to a maximum total leverage and a minimum interest coverage ratio, and require certain prepayments from excess cash flows, as defined, and in connection with certain asset sales and the incurrence of debt not permitted under the senior credit facilities.
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
      Interest Rate Swap Agreements. In January 2004 the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. As of December 31, 2004, the mark-to-market adjustment for interest rate swaps reduced debt by approximately $6 million as a result of reflecting a $6 million obligation.
      Settlement with Northrop and Purchase of Seller Note. On October 10, 2004, the Company entered into a note purchase and settlement agreement (the “Note Purchase and Settlement Agreement”) with Northrop, a subsidiary of Northrop, Intermediate and Automotive Investors L.L.C. (“AI LLC”), an affiliate of Blackstone. The Note Purchase and Settlement Agreement provides for (i) mutual releases by Northrop and the Company from certain potential indemnification claims under certain agreements entered into in connection with the Acquisition (the “Released Claims”) and (ii) Intermediate to make a net cash payment of approximately $494 million to Northrop in respect of the purchase of the Seller Note. The cash payment of approximately $494 million for the Seller Note is net of a credit of approximately $40 million ascribed to the Released Claims. The proceeds of the new term loan E described above, together with cash on hand, were used by Intermediate to purchase the Seller Note pursuant to the Note Purchase and Settlement Agreement on November 12, 2004. See “Other Matters — Additional Provisions of the Note Purchase and Settlement Agreement” for a description of other provisions of the settlement with Northrop.
      At the time of the Acquisition, the Company valued the Seller Note based on a 15 year life and 8% pay-in-kind interest, and determined that the fair value of the Seller Note, and corresponding book value at March 1, 2003, was $348 million using a 12% discount rate. As of the November 12, 2004 repurchase date, the Seller Note had a book value, including accrued interest, of $422 million and a face value, including accrued interest, of $685 million. The Company recorded a fourth quarter pre-tax charge of $112 million for loss on retirement of debt resulting primarily from the difference between the purchase price ascribed to the Seller Note and the book value of the Seller Note on the Company’s balance sheet at the time the transaction was completed. This loss is U.S. based and therefore carries no current financial statement tax benefit due to the Company’s tax loss position in this jurisdiction.

Contractual Obligations and Commitments
      The following table reflects our significant contractual obligations as of December 31, 2004:

				More
	Less Than			Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(Dollars in millions)
Short-term borrowings	$40	$—	$—	$—	$40
Long-term debt obligations(1)	14	78	313	2,485	2,890
Capital lease obligations	3	7	6	23	39
Operating lease obligations	50	77	55	30	212

Total	$107	$162	$374	$2,538	$3,181

(1)	Long-term debt obligations give effect to refinancing of our term loan facilities as completed on January 10, 2005.
      In addition to the obligations in the table above, we sponsor defined benefit pension plans that cover most of our U.S. employees and certain non-U.S. employees. Our funding practice provides that annual contributions to the pension plans will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. We expect to contribute approximately $90 million to our U.S. pension plans and approximately $50 million to our non-U.S. pension plans in 2005.
      We also sponsor other post-retirement benefit (“OPEB”) plans that cover the majority of our U.S. and certain non-U.S. employees and provide for benefits to eligible employees and dependents upon retirement. We are subject to increased OPEB cash costs due to, among other factors, rising health care costs. We fund our OPEB obligations on a pay-as-you-go basis. We expect to contribute approximately $60 million on a pay-as-you-go basis in 2005.
      We also have liabilities recorded for various environmental matters. As of December 31, 2004, we had reserves for environmental matters of $72 million. Of this amount, we expect to pay approximately $10 million in 2005.
      In addition to the contractual obligations and commitments noted above, we have contingent obligations in the form of severance and bonus payments for our executive officers. Additionally, we have no unconditional purchase obligations other than those related to inventory, services, tooling and property, plant and equipment in the ordinary course of business.
      Other Commitments. Escalating pricing pressure from customers has been a characteristic of the automotive parts industry in recent years. Virtually all OEMs have policies of seeking price reductions each year. We have taken steps to reduce costs and resist price reductions; however, price reductions have impacted our sales and profit margins. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a material adverse effect on our results of operations.
      In addition to pricing concerns, we continue to be approached by our customers for changes in terms and conditions in our contracts concerning warranty and recall participation and payment terms on product shipped. We believe that the likely resolution of these proposed modifications will not have a material adverse effect on our financial condition, results of operations or cash flow.
      As previously disclosed, under the master purchase agreement relating to the Acquisition, we are required to indemnify Northrop for certain tax losses or liabilities pertaining to pre-Acquisition periods. This indemnification obligation is capped at $67 million. Initial payments of approximately $30 million were made in 2004. Our remaining obligation under this indemnity is $37 million, of which $28 million is expected to be paid in 2005.

Off-Balance Sheet Arrangements
      We do not have guarantees related to unconsolidated entities, which have, or are reasonably likely to have, a material current or future effect on our financial position, results of operations or cash flows.
      In connection with the Acquisition, TRW Automotive entered into a receivables facility, which, as amended, provides up to $400 million in funding from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors. Such facility was amended on December 31, 2004, to among other things, extend the term of the facility to December 2009, re-price the program to reflect current market rates, improve the availability of the facility, allow for daily borrowings and make other administrative changes.
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
      Generally, multi-seller commercial paper conduits supported by committed liquidity facilities are available to provide cash funding for the borrowers’ purchase of receivables through secured loans/tranches to the extent desired and permitted under the receivables loan agreement. The borrower issues a note to the transferor for the difference between the purchase price the receivables and cash available to be borrowed through the facility. The sellers of the receivables act as servicing agents per the servicing agreement and continue to service the transferred receivables for which they receive a monthly servicing fee at a rate of 1% per annum of the average daily outstanding balance of receivables. The usage fee under the facility is 0.85% of outstanding borrowings. In addition, we are required to pay a fee of 0.40% on the unused portion of the receivables facility. These rates are per annum and payments of these fees are made to the lenders on the monthly settlement date.
      Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). We had no outstanding borrowings under this facility as of December 31, 2004.
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
      However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the borrower’s assets, we are required to consolidate the borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense. As there were no borrowings outstanding under the receivables facility on December 31, 2004, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the borrower’s assets and, therefore, the financial position and results of operations of the borrower were included in our consolidated financial statements as of December 31, 2004.
      In addition to the receivables facility described above as amended, certain of our European subsidiaries entered into receivables financing arrangements in December 2003, January 2004 and December 2004. We have approximately €78 million available for a term of one year through factoring arrangements in which customers send bills of exchange directly to the bank. We also have two receivable financing arrangements with availabilities of €75 million and £40 million, respectively. Each of these arrangements is available for a term of one year and each involves a separate wholly-owned special purpose vehicle which purchases trade receivables from its domestic affiliates and sells those trade receivables to a domestic bank. These financing arrangements provide short-term financing to meet our liquidity needs.
Contingencies
      Various claims, lawsuits and administrative proceedings are pending or threatened against our subsidiaries, covering a wide range of matters that arise in the ordinary course of our business activities with respect to commercial, patent, product liability, environmental and occupational safety and health law matters. We face an inherent business risk of exposure to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future. In addition, our costs to defend the product liability claims have increased over time.
      In October 2000, Kelsey-Hayes Company (formerly known as Fruehauf Corporation) was served with a grand jury subpoena relating to a criminal investigation being conducted by the U.S. Attorney for the Southern District of Illinois. The U.S. Attorney has informed us that the investigation relates to possible wrongdoing by Kelsey-Hayes Company and others involving certain loans made by Kelsey- Hayes Company’s then-parent corporation to Fruehauf Trailer Corporation, the handling of the trailing liabilities of Fruehauf Corporation and actions in connection with the 1996 bankruptcy of Fruehauf Trailer Corporation. Kelsey-Hayes Company became a wholly owned subsidiary of Old TRW upon Old TRW’s acquisition of Lucas Varity in 1999 and became our wholly owned subsidiary in connection with the Acquisition. We have cooperated with the investigation and are unable to predict the outcome of the investigation at this time.
      On May 6, 2002, ArvinMeritor Inc. filed suit against Old TRW in the United States District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty in connection with certain tie rod ends that Old TRW supplied to ArvinMeritor and the voluntary recall of some of these tie rod ends. ArvinMeritor subsequently recalled all of the tie rod ends, claiming that it was entitled to reimbursement from Old TRW for the costs associated with both the products recalled by Old TRW and those recalled by ArvinMeritor on its own. On December 15, 2004, the parties reached an agreement to settle this dispute with no material effect on our financial condition, results of operations or cash flows.
      In 2001, Ford Motor Company recalled approximately 1.4 million Ford light- and heavy-duty trucks, SUVs, minivans and large passenger vehicles to inspect and, if necessary, to replace certain front seat belt buckle assemblies. Subsequent to the recall, the National Highway Traffic Safety Administration (“NHTSA”) and Ford received complaints and warranty claims alleging seat belt buckle failure after passing the original recall inspection service. On or about February 18, 2005, NHTSA notified Ford that it had opened an Engineering Analysis to analyze field performance of those vehicles that Ford dealers passed (determined to be functioning properly) using the recall inspection test. A subsidiary of the Company supplied the front seat belt assemblies that were involved in the recall and is assisting Ford in responding to the Engineering Analysis. At this time, the Company is unable to predict the outcome of this investigation, or the impact on its results of operations or financial condition, if any.
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
Other Matters
      Additional Provisions of the Note Purchase and Settlement Agreement. Northrop agreed to pay directly to AI LLC (for the benefit of AI LLC and certain other stockholders) an aggregate of approximately $53 million in respect of a contractual indemnification obligation relating to the settlement of certain cash OPEB payments. Under the terms of the Master Purchase Agreement, Northrop was required to make such payments, following the Company’s initial public offering, to the Company’s non-employee stockholders as of the date of the closing of the Acquisition who remain stockholders as of the date of such payment, in proportion to their beneficial ownership of the Company’s voting securities as of such date of payment. AI LLC in turn had agreed to share such payments with certain other pre-initial public offering stockholders. Of the $53 million payment from Northrop to AI LLC, an aggregate of $1.2 million was paid by AI LLC to certain pre-initial public offering stockholders (including employees and executive officers) in proportion to their share ownership as a return of their initial capital investment.
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
      The Note Purchase and Settlement Agreement also clarifies certain ongoing indemnification matters under the Master Purchase Agreement entered into in connection with the Acquisition, amends certain terms under the related employee matters agreement to clarify the intent of the parties and settles certain matters relating to such agreement. The settlement of the matters relating to the employee matters agreement resulted in the reduction in short-term debt as of December 31, 2004 referenced below.
      The Company reduced goodwill by $128 million as of December 31, 2004 related to settlement of the foregoing matters. The $128 million consisted of $35 million in short-term debt for settlement of certain matters relating to the employee matters agreement, net of other receivables for contractual matters recorded at the Acquisition, $40 million ascribed to the Released Claims and $53 million for the cash OPEB payments.
      The Note Purchase and Settlement Agreement contains such other releases and terms as are customary for agreements of this kind.
      Significant Shareholder. Blackstone beneficially owns approximately 57% of our common stock. As a result, Blackstone has the power to control all matters submitted to our stockholders, elect our directors and exercise control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders believe that any such transactions are in their own best interests. For example, Blackstone could cause us to make acquisitions that increase the amount of our indebtedness or sell revenue-generating assets. Additionally, Blackstone is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Blackstone may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Blackstone continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence or effectively control our decisions.
Recent Accounting Pronouncements
      See Note 2 to the accompanying Consolidated and Combined Financial Statements for a discussion of recent accounting pronouncements.
Outlook
      For full-year 2005, the Company expects revenue in the range $12.3 to $12.7 billion and earnings per diluted share in the range of $1.50 to $1.75, reflecting a less favorable production environment and the impact of higher raw material prices as compared to a year ago. This guidance range includes approximately $3 million of expenses related to refinancing transactions initiated in the fourth quarter of 2004. This guidance also includes net charges of approximately $35 million related to various restructuring actions which are partially offset by pension plan curtailment gains recognized as a result of certain restructuring actions. Additionally, the Company expects capital expenditures to total approximately 4% of sales for the year.
      We expect an annual effective tax rate of approximately 45% to 50% for 2005. This effective tax rate guidance is dependent on several assumptions, including the level and mix of future income by taxing jurisdiction, current enacted global corporate tax rates and global corporate tax laws remaining constant. Changes in tax law and rates could have a significant impact on the effective rate. The overall effective tax rate is equal to consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional basis. We are in a position whereby losses incurred in certain jurisdictions provide no current financial statement benefit. In addition, certain taxing jurisdictions have statutory rates greater than or less than the Unites States statutory rate. As such, changes in the mix of projected earnings between jurisdictions could have a significant impact on our overall effective tax rate.
      Annually, we purchase large quantities of ferrous metals, resins and textiles for use in our manufacturing process either indirectly as part of purchased components, or directly as raw materials, and therefore we are exposed to the recent inflationary pressures impacting the ferrous metal and resin/yarn markets on a worldwide basis. In addition, and to a much lesser extent, inflationary pressure is now extending into other commodities. We are also concerned about the viability of the Tier 2 and Tier 3 supply base as they face these inflationary pressures. We are monitoring the situation closely and where applicable are working with suppliers and customers to mitigate the potential effect on our financial results. However, our efforts to mitigate the effects may be insufficient and the pressures may worsen, thus potentially having a negative impact on our financial results.
      For the first quarter of 2005, the Company expects revenue of approximately $3.1 billion and earnings per diluted share in the range of $0.24 to $0.38. This guidance range includes approximately $3 million of expenses related to refinancing transactions initiated in the fourth quarter of 2004. Additionally, first quarter guidance includes restructuring costs of approximately $30 million, which constitutes a major share of the Company’s planned restructuring for the year.
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
      There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors which could cause our actual results to differ materially from those suggested by our forward-looking statements are set forth below.
      All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report and in our other filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to update or revise forward-looking statements which have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.
Risk Factors
      Important factors that could cause actual results to differ materially from the Company’s expectations are disclosed in this report, including, but not limited to, the following:

•	Escalating pricing pressures from our customers may adversely affect our business;

•	Severe inflationary pressures impacting the ferrous metal markets and extending to other commodities may adversely affect our profitability;

•	Our available cash and access to additional capital may be limited by our substantial leverage;

•	Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	The cyclicality of automotive production and sales could adversely affect our business;

•	Our business would be materially and adversely affected if we lost any of our largest customers;

•	Loss of market share by domestic vehicle manufacturers may adversely affect our results in the future;

•	We may incur material losses and costs as a result of product liability and warranty and recall claims that may be brought against us;

•	Our pension and other post-retirement benefits expense and underfunding levels of our pension plans could materially increase;

•	Significant strengthening of the U.S. dollar could materially impact our results of operations;

•	We are subject to other risks associated with our non-U.S. operations including expropriation and terrorism;

•	Deterioration of our supply base could have an adverse effect on our ability to supply products to our customers;

•	Work stoppages or other labor issues at our customers’ facilities or at our facilities could adversely affect our operations;

•	We have recorded a significant amount of goodwill and other identifiable intangible assets, which may be impaired in the future;

•	Our expected annual effective tax rate could be volatile and materially change as a result of changes in mix of earnings and other factors;

•	We may be adversely affected by environmental and safety regulations or concerns;

•	Developments or assertions by or against us relating to intellectual property rights and intellectual property licenses could materially impact our business;

•	Our ability to operate our company effectively could be impaired if we fail to attract and retain key personnel; and

•	Because Blackstone controls us, the influence of our public shareholders over significant corporate actions will be limited, and conflicts of interest between Blackstone and us or our public shareholders could arise in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
      Our primary market risk arises from fluctuations in foreign currency exchange rates, interest rates and commodity prices. We manage foreign currency exchange rate risk, interest rate risk, and to a lesser extent commodity price risk, by utilizing various derivative instruments and limit the use of such instruments to hedging activities. We do not use such instruments for speculative or trading purposes. If we did not use derivative instruments, our exposure to such risk would be higher. We are exposed to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to fully satisfy their obligations under the contracts.
      Foreign Currency Exchange Rate Risk. We utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts and, to a lesser extent, options are utilized to protect our cash flow from adverse movements in exchange rates. These derivative instruments are only used to hedge transactional exposures. Risk associated with translation exposures are not hedged. Transactional currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of December 31, 2004, approximately 23% of our total debt was in foreign currencies compared to 21% at December 31, 2003.
      Interest Rate Risk. We are subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt. In order to manage interest costs, we utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (LIBOR). As a result of the refinancing on January 9, 2004, we are no longer required under the senior secured credit facilities to maintain interest protection and hedging arrangements to ensure that at least 50% of our consolidated indebtedness would effectively bear interest at a fixed rate for a period of three years. As of December 31, 2004, approximately 64% of our total debt was at variable interest rates compared to 40% at December 31, 2003.

      Sensitivity Analysis. We utilize a sensitivity analysis model to calculate the fair value, cash flows or income statement impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of December 31, 2004 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The results of the sensitivity model calculations follow:

	Assuming a 10%	Assuming a 10%	Favorable
	Increase	Decrease	(Unfavorable)
	in Prices/Rates	in Prices/Rates	Change in

	(Dollars in millions)
Market Risk
Foreign Currency Rate Sensitive:
Forwards*
— Long US$	$(23)	$24	Fair value
— Short US$	$29	$(31)	Fair value
Debt
— Foreign currency denominated	$(62)	$62	Fair Value
Interest Rate Sensitive:
Debt
— Fixed rate	$31	$(29)	Fair value
— Variable rate	$(6)	$7	Cash flow
Swaps
— Pay variable/ receive fixed	$(1)	$1	Fair value

*	Includes only the risk related to the derivative instruments that serve as hedges and does not include the related underlying hedged item or on other operating transactions. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
Stockholders and Directors
TRW Automotive Holdings Corp.
      We have audited the accompanying consolidated balance sheets of TRW Automotive Holdings Corp. as of December 31, 2004 and 2003, and the related consolidated and combined statements of operations, cash flows and changes in stockholders’ equity for the year ended December 31, 2004, the ten months ended December 31, 2003, the two months ended February 28, 2003 (predecessor company), and the year ended December 31, 2002 (predecessor company). Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRW Automotive Holdings Corp. at December 31, 2004 and 2003 and the consolidated and combined results of its operations and its cash flows for the year ended December 31, 2004, the ten months ended December 31, 2003, the two months ended February 28, 2003 (predecessor company), and the year ended December 31, 2002 (predecessor company) in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Troy, Michigan
February 21, 2005

TRW Automotive Holdings Corp.
Consolidated and Combined Statements of Operations

	Successor		Predecessor

		Ten Months	Two Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	February 28,	December 31,
	2004	2003	2003	2002

	(In millions, except per share amounts)
Sales	$12,011	$9,435	$1,916	$10,630
Cost of sales	10,710	8,456	1,686	9,315

Gross profit	1,301	979	230	1,315
Administrative and selling expenses	522	446	100	541
Research and development expenses	174	137	27	151
Purchased in-process research and development	—	85	—	—
Amortization of intangible assets	33	27	2	15
Other (income) expense — net	(11)	(56)	4	(6)

Operating income	583	340	97	614
Interest expense — net	252	287	47	309
Loss (gain) on retirement of debt	167	31	—	(4)
Loss on sales of receivables	—	25	—	7

Earnings (losses) before income taxes	164	(3)	50	302
Income tax expense	135	98	19	138

Net earnings (losses)	$29	$(101)	$31	$164

Basic earnings (losses) per share:
Earnings (losses) per share	$0.30	$(1.16)

Weighted average shares	97.8	86.8

Diluted earnings (losses) per share:
Earnings (losses) per share	$0.29	$(1.16)

Weighted average shares	100.5	86.8

See accompanying notes to consolidated and combined financial statements.

TRW Automotive Holdings Corp.
Consolidated Balance Sheets

	As of December 31,

	2004	2003

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$790	$828
Marketable securities	19	16
Accounts receivable — net	1,813	1,643
Inventories	684	635
Prepaid expenses	34	65
Deferred income taxes	176	120

Total current assets	3,516	3,307
Property, plant and equipment — net	2,635	2,523
Goodwill	2,357	2,503
Intangible assets — net	765	795
Prepaid pension cost	190	120
Deferred income taxes	91	129
Other assets	560	530

Total assets	$10,114	$9,907

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$40	$76
Current portion of long-term debt	19	24
Trade accounts payable	1,887	1,626
Accrued compensation	309	282
Income taxes	233	187
Other current liabilities	992	931

Total current liabilities	3,480	3,126
Long-term debt	3,122	3,708
Post-retirement benefits other than pensions	959	935
Pension benefits	843	838
Deferred income taxes	268	222
Long-term liabilities	272	300

Total liabilities	8,944	9,129
Minority interests	65	50
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,131	868
Accumulated deficit	(72)	(101)
Accumulated other comprehensive earnings (losses)	45	(40)

Total stockholders’ equity	1,105	728

Total liabilities, minority interests, and stockholders’ equity	$10,114	$9,907

See accompanying notes to consolidated and combined financial statements.

TRW Automotive Holdings Corp.
Consolidated and Combined Statements of Cash Flows

	Successor		Predecessor

		Ten Months	Two Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	February 28,	December 31,
	2004	2003	2003	2002

	(Dollars in millions)
Operating activities
Net earnings (losses)	$29	$(101)	$31	$164
Adjustments to reconcile net earnings (losses) to net cash provided by (used in) operating activities:
Depreciation and amortization	497	407	84	509
Pension and other post-retirement benefits, net of contributions	(73)	(11)	(28)	(236)
Purchased in-process research and development	—	85	—	—
Net gain on sale of assets	(6)	—	—	(12)
Amortization of deferred financing fees	9	9	—	2
Loss (gain) on retirement of debt	167	31	—	(4)
Asset impairment charges	—	—	1	48
Deferred income taxes	28	7	(3)	105
Other — net	61	14	5	32
Changes in assets and liabilities, net of effects of businesses acquired or divested:
Accounts receivable, net	(76)	134	(284)	78
Securitization of accounts receivable	—	—	—	(327)
Inventories	(51)	48	2	(26)
Trade accounts payable	137	40	64	69
Prepaid expense and other assets	(11)	44	17	194
Other liabilities	76	138	38	(70)

Net cash provided by (used in) operating activities	787	845	(73)	526
Investing activities
Capital expenditures including other intangibles	(493)	(350)	(66)	(427)
Acquisitions, net of cash acquired and related settlements	35	(3,354)	—	—
Acquisition transaction fees	—	(56)	—	—
Net proceeds from asset sales and divestitures	89	57	—	22
Other — net	(1)	7	(2)	(9)

Net cash used in investing activities	(370)	(3,696)	(68)	(414)
Financing activities
Increase (decrease) in short-term debt	18	32	(321)	121
Redemption of long-term debt	(1,867)	(1,342)	(18)	(81)
Repurchase of Seller Note	(534)	—	—	—
Proceeds from issuance of long-term debt	1,593	4,377	—	17
Debt issue costs	(15)	(114)	—	—
Proceeds from initial public offering (net of fees)	635	—	—	—
Repurchase of capital stock	(319)	—	—	—
Equity contributions	—	699	—	—
Net transfers from parent company	—	—	503	(78)
Other — net	—	1	78	26

Net cash provided by (used in) financing activities	(489)	3,653	242	5
Effect of exchange rate changes on cash	34	26	(13)	(47)

Increase (decrease) in cash and cash equivalents	(38)	828	88	70
Cash and cash equivalents at beginning of period	828	—	188	118

Cash and cash equivalents at end of period	$790	$828	$276	$188

Supplemental cash flow information:
Interest paid — net of amount capitalized	$223	$182	$45	$326
Income tax paid (refund) — net	$84	$93	$10	$(129)
See accompanying notes to consolidated and combined financial statements.

TRW Automotive Holdings Corp.
Consolidated and Combined Statements of Changes in Stockholders’ Equity

	Capital Stock		Retained	Accumulated
			Earnings	Other
		Paid in	(Accumulated	Comprehensive
	Shares	Capital(a)	Deficit)	Earnings (Losses)	Total

	(Dollars in millions, except share information)
Predecessor
Balance as of December 31, 2001	—	$1,925	$—	$(421)	$1,504
Comprehensive income (loss):
Net earnings	—	—	164	—	164
Foreign exchange losses	—	—	—	178	178
Minimum pension liability, net of deferred tax of $55 million	—	—	—	(104)	(104)
Unrealized gains on securities, net of tax	—	—	—	1	1
Deferred cash flow hedges, net of tax	—	—	—	(1)	(1)

Total comprehensive income					238
Net transfers from parent company	—	649	—	—	649

Balance as of December 31, 2002	—	$2,574	$164	$(347)	$2,391
Comprehensive income (loss):
Net earnings — two months ended February 28, 2003	—	—	31	—	31
Foreign exchange losses	—	—	—	(58)	(58)

Total comprehensive losses					(27)
Net transfers from parent company	—	290	—	—	290

Balance as of February 28, 2003	—	$2,864	$195	$(405)	$2,654

Successor
Balance as of March 1, 2003	—	$—	$—	$—	$—
Comprehensive income (loss):
Net losses — ten months ended December 31, 2003	—	—	(101)	—	(101)
Foreign exchange loss	—	—	—	(34)	(34)
Deferred cash flow hedges, net of tax	—	—	—	(6)	(6)

Total comprehensive losses					(141)
Equity contributions	69,845,300	699	—	—	699
Issuance of capital stock	17,000,000	170	—	—	170

Balance as of December 31, 2003	86,845,300	$869	$(101)	$(40)	$728
Comprehensive income (loss):
Net earnings	—	—	29	—	29
Foreign exchange gains	—	—	—	114	114
Minimum pension liability adjustments, net of deferred tax of $7 million	—	—	—	(13)	(13)
Deferred cash flows hedges, net of tax	—	—	—	(16)	(16)

Total comprehensive earnings					114
Issuance of capital stock — net of fees	24,137,931	635	—	—	635
Repurchase of common stock	(12,068,965)	(319)	—	—	(319)
Sale of common stock under stock option plans	45,750	—	—	—	—
Issuance of restricted stock	15,381	—	—	—	—
Purchase of treasury stock	(4,668)	—	—	—	—
Return of capital (see Note 17)	—	(53)	—	—	(53)

Balance as of December 31, 2004	98,970,729	$1,132	$(72)	$45	$1,105

(a)	As of December 31, 2003, paid in capital includes $1 million of par value of the Company’s capital stock.
See accompanying notes to consolidated and combined financial statements.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements

1.	Description of Business and Change in Ownership

Description of Business
      TRW Automotive Holdings Corp. (also referred to herein as the “Company” or the “Successor”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and related aftermarkets. The Company conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and crash sensors. The Company is primarily a “Tier 1” supplier (a supplier which sells directly to OEMs), with over 85% of its sales in 2004 made directly to OEMs.

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
      Additionally, on November 18, 2002, an entity controlled by affiliates of The Blackstone Group, L.P. (“Blackstone”), entered into a master purchase agreement, as amended, (the “Master Purchase Agreement”) pursuant to which the Company, a newly-formed entity, would cause its indirect wholly-owned subsidiary, TRW Automotive Acquisition Corp., to purchase the shares of the subsidiaries of Old TRW engaged in the automotive business from Northrop (the “Acquisition”). The predecessor’s 51% interest in the joint venture, TRW Koyo Steering Systems Company (“TKS”), was not transferred to the Company as part of the Acquisition.
      The Acquisition was completed on February 28, 2003. Subsequent to the Acquisition, TRW Automotive Acquisition Corp. changed its name to TRW Automotive Inc. (referred to herein as “TRW Automotive”). Upon completion of the Acquisition, a subsidiary of Northrop retained a 19.6% interest in the Company.
      The Company was capitalized by cash equity contributions approximating $698 million (further described below) and contributed the $698 million in cash plus newly issued shares of its common stock having an implied value of $170 million to TRW Automotive Intermediate Holdings Corp. (“Intermediate”), which is the direct parent of TRW Automotive. Intermediate issued a $600 million face amount subordinated 8% pay-in-kind note due 2018 (the “Seller Note”) to an affiliate of Northrop to acquire a portion of the stock of certain Old TRW automotive subsidiaries. The Seller Note had an estimated fair value of $348 million (excluding related deferred tax) as of the Acquisition date. Intermediate contributed such stock, together with cash equity contributions of approximately $698 million and the $170 million of the Company’s common stock, to TRW Automotive for 100% of TRW Automotive’s stock. Intermediate has no independent operations or investments other than its investment in TRW Automotive. The Company reached an agreement with Northrop on October 10, 2004 to purchase the Seller Note, subject to financing, and to settle

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
various contractual issues stemming from the Acquisition. The Seller Note was repurchased on November 12, 2004. See Note 17.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation
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
      Principles of consolidation. The combined financial statements of the Predecessor represent the automotive business of TRW. The consolidated financial statements of the Successor represent the accounts of the Company. The combined and consolidated financial statements include wholly owned and majority-owned subsidiaries. Investments in 20% to 50% owned affiliates are accounted for under the equity method and presented in other assets in the consolidated balance sheets. Equity in earnings (losses) from these investments are presented in other (income) expense, net in the consolidated and combined statements of operations. Intercompany accounts are eliminated.
      Reclassifications. Certain prior period amounts have been reclassified to conform to the current year presentation.
      Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and reported amounts of revenues and expenses in the consolidated and combined statements of operations. Considerable judgment is often involved in making these determinations; the use of different assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those estimates.
      Foreign currency. The financial statements of foreign subsidiaries are translated to U.S. dollars at end-of-period exchange rates for assets and liabilities and a weighted average exchange rate for each period for revenues and expenses. Translation adjustments for those subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive earnings (losses) in stockholders’ equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred, except for those transactions which hedge purchase commitments and for those intercompany balances which are designated as long-term investments.
      Revenue recognition. Sales are recognized in accordance with accounting principles generally accepted in the United States, including the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which requires that sales be recognized when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collection of related billings is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title under standard commercial terms (typically F.O.B. shipping point). In those limited

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
instances where other terms are negotiated and agreed, revenue is recorded when title is transferred to the customer.
      Earnings (losses) per share. Basic earnings (losses) per share are calculated by dividing net earnings (losses) by the weighted average shares outstanding during the period. Diluted earnings (losses) per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings per share were:

	Year Ended	Ten Months Ended
	December 31,	December 31,
	2004	2003

	(In millions)
Weighted average shares outstanding	97.8	86.8
Effect of dilutive securities	2.7	—

Diluted shares outstanding	100.5	86.8

      Basic and diluted losses per share for the ten months ended December 31, 2003 have been retroactively adjusted to reflect the 100 for one stock split effected on January 27, 2004. For the ten months ended December 31, 2003, approximately 2.8 million shares attributable to options were excluded from the calculation of diluted loss per share as the effect was anti-dilutive due to the net loss reflected for such period.
      Earnings per share are not shown for the Predecessor period as there were no shares outstanding during the period.
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
      Accounts receivable securitization. The accounts receivable securitization facility (the “Receivables Facility”) of the Successor (which is further described in Note 10) can be treated as a general financing agreement or as an off-balance sheet financing arrangement. Whether the funding and related receivables are shown as liabilities and assets, respectively, on the Company’s consolidated balance sheet, or conversely, are removed from the consolidated balance sheet, depends on the level of the multi-seller conduits’ loans to the Borrower. When such level is at least 10% of the fair value of all the Borrower’s assets (consisting principally of receivables sold by the sellers), the securitization transactions are accounted for as a sale of the receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) and are removed from the balance sheet. Costs associated with the off-balance sheet Receivables Facility are recorded as a loss on sales of receivables in the Company’s consolidated statement of operations. The book value of the Company’s retained interest in the receivables approximates fair market value due to the current nature of the receivables. However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the Borrower’s assets, the Company is required to consolidate the Borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on the Company’s consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.
      The Predecessor participated in an accounts receivable securitization arrangement established by Old TRW with a financial institution and several financial conduits in 2002. The Old TRW securitization arrangement was terminated in December 2002.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      Inventories. Inventories are stated at the lower of cost or market, with cost determined principally by the first-in, first-out (FIFO) method. Cost includes the cost of materials, direct labor and the applicable share of manufacturing overhead.
      Depreciation. Depreciation is computed over the assets’ estimated useful lives, using straight-line method for the majority of depreciable assets, including capital leases. The estimated useful lives of buildings, machinery and equipment, and computers and other office equipment are between 30 to 40 years, eight to 12 years and three to five years, respectively. Amortization expense for assets held under capital leases is included in depreciation expense. Depreciation expense was $464 million for the year ended December 31, 2004, $380 million for the ten months ended December 31, 2003, $82 million for the two months ended February 28, 2003 and $494 million for the year ended December 31, 2002.
      Product tooling. Product tooling is special purpose tooling that is limited to the manufacture of a specific part or parts of the same basic design. Product tooling includes dies, patterns, molds and jigs. Emerging Issue Task Force (“EITF”) Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements” requires that design and development costs for products to be sold under long-term supply arrangements be expensed as incurred and costs incurred for molds, dies and other tools that will be used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement.
      Customer-owned tooling for which reimbursement was contractually guaranteed by the customer or for which the Company had a non-cancelable right to use the tooling is classified in Other Assets on the consolidated balance sheets. When approved for billing to the customer, such charges are reclassified into accounts receivable. Tooling owned by the Company is capitalized as property, plant and equipment, and amortized as cost of sales over its estimated economic life, not to exceed five years.
      Goodwill and other intangible assets. Goodwill and other indefinite-lived intangible assets are subject to impairment analysis annually or if an event occurs or circumstances indicate the carrying amount may be impaired. Goodwill impairment testing is performed at the reporting unit level. The fair value of each reporting unit is determined and compared to the carrying value. If the carrying value exceeds the fair value, then a possible goodwill impairment may exist and further evaluation is required.
      Other definite-lived intangible assets continue to be amortized over their estimated useful lives. See Note 8.
      Asset impairment losses. Asset impairment losses are recorded on long-lived assets and intangible assets subject to amortization when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are adjusted to their fair values. Fair value is determined using appraisals or discounted cash flow calculations. Intangible assets not subject to amortization are tested for impairment annually by comparing the fair value to the carrying value. If the carrying value exceeds the fair value, the asset is adjusted to fair value.
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
      Debt issuance costs. The costs related to the issuance of long-term debt are deferred and amortized into interest expense over the life of each debt issue. Deferred amounts associated with debt extinguished prior to maturity are expensed. See Note 15.

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
      The following table presents the movement in the product warranty liability for the year ended December 31, 2004, the ten months ended December 31, 2003, and the two months ended February 28, 2003:

				Change in
				Estimates and
		Current	Used for	Effects of
	Beginning	Period	Purposes	Foreign Currency	Ending
	Balance	Accruals	Intended	Translation	Balance

	(Dollars in millions)
Year ended December 31, 2004	$74	$76	$(40)	$—	$110
Ten months ended December 31, 2003	46	49	(22)	1	74
Two months ended February 28, 2003	43	8	(5)	—	46
      Apart from product warranties, the Predecessor also incurred recall costs when they or the customer decided to recall a product through a formal campaign soliciting the return of specific products due to a known or suspected safety concern. Product recall costs typically include the cost of the product being replaced, customer cost of the recall and labor to remove and replace the defective part. Under the Predecessor’s accounting policy, when a decision to recall a product was made for which the Predecessor had borne some responsibility, the Predecessor recorded the estimated cost of the recall as a charge to net earnings in that period, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (“SFAS 5”). In making estimates relating to product recalls, judgment was required as to the number of units to be returned, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between the Predecessor and the customer and, in some cases, the extent to which its supplier would share in the recall cost. As a result, the Predecessor’s actual recall costs could be significantly different from its estimated costs.
      Effective as of the Acquisition Date, the Company implemented a new methodology for actuarially estimating its recall obligations that differs from that of the Predecessor. The Company engages independent third-party actuaries to run loss histories for the purpose of establishing loss projections. Under the actuarial estimation methodology, the Company accrues for recalls when revenues are recognized upon the shipment of product.
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
      Income taxes. Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized to reduce the deferred tax assets to the amount management believes is more likely than not to be realized. Income tax expense in the Predecessor’s statement of operations was calculated on a separate tax return basis as if the Predecessor had operated as a stand-alone entity.
      Financial instruments. The Company follows SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, in accounting for financial instruments. Under SFAS 133, the gain or loss on derivative instruments that have been designated and qualify as hedges of the exposure to changes in the fair value of an asset or a liability, as well as the offsetting gain or loss on the hedged item, are recognized in net earnings (losses) during the period of the change in fair values. For derivative instruments that have been designated and qualify as hedges of the exposure to variability in expected future cash flows, the gain or loss on the derivative is initially reported as a component of other comprehensive earnings (losses) and reclassified to the consolidated and combined statement of operations when the hedged transaction affects net earnings. Any gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in net earnings (losses) during the period of change. Derivatives not designated as hedges are adjusted to fair value through net earnings (losses).
      Stock-based compensation. Stock options under employee compensation plans are accounted for using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Pursuant to APB 25, no stock-based employee compensation expense is reflected in net earnings (losses) if options granted have exercise prices greater than or equal to the market value of the underlying common stock on the date of grant. See Note 19.
      The following table illustrates the effect on net earnings (losses) as if the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” had been applied to stock-based employee compensation:

	Successor

	Year Ended	Ten Months Ended
	December 31,	December 31,
	2004	2003

	(In millions, except per share
	amounts)
Net earnings (losses), as reported	$29	$(101)
Deduct: Stock-based compensation under SFAS 123 fair value method, net of related tax effects	7	6

Adjusted net earnings (losses), fair value method	$22	$(107)

Basic earnings (losses) per share:
As reported	$0.30	$(1.16)

Pro forma	$0.23	$(1.23)

Diluted earnings (losses) per share:
As reported	$0.29

Pro forma	$0.22

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      Accumulated other comprehensive earnings (losses). The components of accumulated other comprehensive earnings (losses) at December 31, 2004 and 2003 are as follows:

	December 31,

	2004	2003

	(Dollars in
	millions)
Foreign currency exchange gain (loss)	$80	$(34)
Deferred cash flow hedges (net of tax)	(22)	(6)
Minimum pension liability adjustments (net of tax)	(13)	—

	$45	$(40)

      Recent accounting pronouncements. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, as was allowed under APB 25, will no longer be an alternative.
      SFAS 123(R) must be adopted in interim periods beginning after June 15, 2005. We anticipate adopting SFAS 123(R) on July 2, 2005, the first day of our third fiscal quarter. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company plans to adopt SFAS 123(R) using the modified-prospective method.
      As permitted by SFAS 123, the company currently accounts for share-based payments to employees using the intrinsic value method under APB 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. While the impact of adoption of SFAS 123(R) is difficult to predict because it will depend on levels of share-based payments granted in the future, the Company anticipates it will recognize approximately $4 million in compensation expense in the last half of 2005 based on existing grants under its stock option plans. Had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as previously described. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were zero in all periods presented.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      In December 2003, the FASB issued SFAS No. 132 Revised, “Employers’ Disclosures about Pensions and Other Post-retirement Benefits” (“SFAS 132 Revised”). This revision does not change the measurement or recognition of pension and other post-retirement benefit plans. It includes all of the disclosures required by the prior SFAS 132 and adds additional disclosures including information about the assets, obligations, and cash flows. It also requires disclosure of net periodic benefit cost recognized by cost component for interim periods. SFAS No. 132 Revised is effective December 31, 2003 and the additional disclosures are included in Note 13 and Note 14.
      In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPD Act”).
      In May 2004, the FASB issued FASB Staff Position No. FAS 106-2 (“FSP 106-2”), which superseded FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy provided by the MPD Act and specifies the disclosure requirements for employers who have adopted FSP 106-2. The Centers for Medicare and Medicaid Services (“CMS”), the administrative body for implementation and maintenance of the prescription drug benefit portion of the MPD Act, have issued preliminary regulatory guidance on calculation of the federal subsidy. In accordance with such guidance from the CMS and the guidance provided by the FASB, the Company has adopted the provisions of FSP 106-2 in the third quarter of 2004 and has elected to recognize the effect of the subsidy retroactively. See Note 14.
      In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities”(“FIN 46R”) to address certain implementation issues and to make technical corrections to the original interpretation issued January 2003. FIN 46R establishes conditions under which an entity must be consolidated based upon variable interests rather than voting interests. Variable interests are ownership interests or contractual relationships that enable the holder to share in the financial risks and rewards resulting from the activities of a Variable Interest Entity (“VIE”). A VIE can be a corporation, partnership, trust, or any other legal structure used for business purposes. An entity is considered a VIE under FIN 46R if it does not have an equity investment sufficient for it to finance its activities without assistance from variable interests, if its equity investors do not have voting rights, or if the voting rights of equity investors are not proportionate to their economic rights. FIN 46R requires the Company to consolidate VIEs for which it is the primary beneficiary and to disclose certain information about significant variable interests it holds. The primary beneficiary of a VIE is the entity that receives the majority of the entity’s expected losses, residual returns, or both. FIN 46R is effective March 31, 2004 for VIEs except special purpose entities, for which the effective date is December 31, 2003. The Company does not have special purposes entities within the scope of FIN 46R. The adoption of FIN 46R did not have a material effect on the Company’s financial position, results of operations or cash flows.

3.	Subsequent Event
      On January 10, 2005, the Company completed funding of its December 21, 2004 amendment and restatement of its senior secured credit facilities. The Company borrowed $400 million under a new term loan A facility, $600 million under a new term loan B facility and approximately $200 million under a new revolving credit facility. The proceeds were used to repay outstanding borrowings under the then-existing senior secured credit facilities. See Note 15.

4.	Divestiture and Asset Sales
      On January 9, 2004, the Company completed the disposal of its North American Independent Aftermarket business, (“Autospecialty”) which had sales of approximately $55 million in 2003. Proceeds

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
from the sale were approximately $10 million, net of cash retained in the business. Through the sale date, Autospecialty’s financial position and results of operations were included in the Company’s consolidated and combined financial statements. As the purchase price approximated the book value of Autospecialty on the sale date, no gain or loss was incurred in connection with this divestiture.
      During the first quarter of 2004, the Company completed two sale-leaseback transactions involving certain land and buildings used for corporate and engineering activities in Shirley, England and Livonia, Michigan. The Company received cash on the disposals of approximately $90 million (including unremitted VAT of approximately $14 million, which has subsequently been remitted) and $7 million, respectively. The Shirley transaction included a capital lease component of $21 million due to the retention of interest by the Company in certain buildings.

5.	Restructuring
      For the year ended December 31, 2004, Chassis Systems, Occupant Safety Systems and Automotive Components recorded charges of $25 million, $8 million, and $5 million, respectively, for severance and costs related to the consolidation of certain facilities.
      For the ten months ended December 31, 2003, Chassis Systems, Occupant Safety Systems and Automotive Components recorded cash charges of $26 million, $1 million, and $2 million, respectively, for severance and costs related to the consolidation of certain facilities. Additionally, a $37 million reserve was recorded in purchase accounting primarily for severance related to strategic restructurings, plant closings and involuntary employee termination arrangements outside of the United States to be paid over the next several years in accordance with local laws. For the two months ended February 28, 2003, Chassis Systems and Occupant Safety Systems recorded charges of $2 million and $1 million, respectively, for severance and costs related to the consolidation of certain facilities.
      For the year ended December 31, 2002, Chassis Systems, Occupant Safety Systems and Automotive Components recorded charges of $20 million, $35 million and $4 million, respectively, for severance and plant closings.
      The following table illustrates the movement of the restructuring reserves:

		Provision

		Administrative	Cost	Purchase	Used for
	Beginning	and	of	Price	Purposes	Ending
	Balance	Selling	Sales	Allocation	Intended	Balance

	(Dollars in millions)
Year ended December 31, 2004	$79	$9	$29	$2	$(70)	$49
Ten months ended December 31, 2003	51	13	16	37	(38)	79
Two months ended February 28, 2003	61	1	2	—	(13)	51
Year ended December 31, 2002	145	17	42	—	(143)	61
      Of the $49 million restructuring reserve accrued at December 31, 2004, approximately $19 million is expected to be paid in 2005 and approximately $30 million is expected to be paid in 2006 through 2009. Of the total, approximately $20 million relates to involuntary employee termination arrangements outside the United States which will be paid over the next several years in accordance with local law.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

6.	Inventories
      The major classes of inventory are as follows:

	As of
	December 31,

	2004	2003

	(Dollars in
	millions)
Finished products and work in process	$373	$385
Raw materials and supplies	311	250

Total inventories	$684	$635

7.                Property, Plant and Equipment
      The major classes of property, plant and equipment are as follows:

	As of
	December 31,

	2004	2003

	(Dollars in
	millions)
Property, plant and equipment:
Land and improvements	$242	$261
Buildings	646	561
Machinery and equipment	2,590	2,055
Capitalized software	47	34

	3,525	2,911

Accumulated depreciation and amortization:
Land improvements	(22)	(2)
Buildings	(107)	(59)
Machinery and equipment	(731)	(317)
Capitalized software	(30)	(10)

	(890)	(388)
Total property, plant and equipment — net	$2,635	$2,523

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

8.	Goodwill and Intangible Assets

Goodwill
      The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components
	Segment	Segment	Segment	Total

	(Dollars in millions)
Balance as of December 31, 2003	$1,001	$971	$531	$2,503
Purchase price adjustments	(3)	(12)	(3)	(18)
Northrop settlement purchase price adjustments — See Note 17	(52)	(49)	(27)	(128)

Balance as of December 31, 2004	$946	$910	$501	$2,357

      The Company reduced goodwill by $128 million related to settlement of the matters in the Note Purchase and Settlement Agreement. The $128 million reduction consisted of $35 million reduction in short-term debt for settlement of certain matters relating to the employee matters agreement, net of other receivables for contractual matters recorded at the Acquisition, $40 million ascribed to the Released Claims (as defined in Note 17) and $53 million for the cash OPEB payments.

Intangible Assets
      The following table reflects intangible assets and related amortization:

	As of December 31,

	2004			2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Dollars in millions)
Definite-lived intangible assets:
Customer relationships	$452	$(42)	$410	$451	$(19)	$432
Developed technology	81	(18)	63	79	(8)	71

Total	533	(60)	473	530	(27)	503
Indefinite-lived intangible assets:
Trademarks	292	—	292	292	—	292

Total	$825	$(60)	$765	$822	$(27)	$795

      Aggregate amortization expense for the year ended December 31, 2004, the ten months ended December 31, 2003, the two months ended February 28, 2003, and the year-ended December 31, 2002 was $33 million, $27 million, $2 million, and $15 million, respectively. The Company expects that ongoing amortization expense will approximate $33 million in each of the next five years.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

9.	Other (Income) Expense — Net
      The following table provides details of other (income) expense — net:

	Successor		Predecessor

	Year Ended	Ten Months Ended	Two Months Ended	Year Ended
	December 31,	December 31,	February 28,	December 31,
	2004	2003	2003	2002

	(Dollars in millions)
Minority interest	$12	$11	$4	$21
Net gain on sales of assets	(6)	—	—	(12)
Asset impairments	—	—	1	9
Earnings of affiliates	(15)	(8)	(1)	(6)
Foreign currency exchange (gains) losses	8	(41)	4	7
Miscellaneous other (income) expense	(10)	(18)	(4)	(25)

Other (income) expense — net	$(11)	$(56)	$4	$(6)

10.	Accounts Receivable Securitization
      On December 31, 2004, TRW Automotive Inc. entered into an amendment and restatement of the Receivables Facility, which was originally entered into in February 2003. The Receivables Facility provides up to $400 million in funding principally from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors.
      The purpose of the amendment and restatement was to (i) extend the term of the facility to December 2009, (ii) re-price the program to reflect current market rates, (iii) improve the availability of the facility through changes in dilution mechanics and concentration limits, (iv) change the funding mechanics to allow daily borrowings and (v) make certain other administrative changes, including elimination of references to a European facility.
      Under the Receivables Facility, certain subsidiaries of the Company (“the Sellers”) sell trade accounts receivable (the “Receivables”) originated by them and certain of their subsidiaries as sellers in the United States through the Receivables Facility. Receivables are sold to TRW Automotive Receivables LLC (the “Transferor”) at a discount. The Transferor is a bankruptcy remote special purpose limited liability company that is a wholly owned subsidiary of the Company. The Transferor’s purchase of Receivables is financed through a transfer agreement with TRW Automotive Global Receivables LLC (the “Borrower”). Under the terms of the Transfer Agreement, the Borrower purchases all Receivables sold to the Transferor. The Borrower is a bankruptcy remote qualifying special purpose limited liability company that is wholly owned by the Transferor and is not consolidated when certain requirements are met as further described in Note 2.
      Generally, multi-seller commercial paper conduits supported by committed liquidity facilities are available to provide cash funding for the Borrowers’ purchase of Receivables through secured loans/tranches to the extent desired and permitted under the receivables loan agreement. A note is issued for the difference between Receivables purchased and cash borrowed through the facility. The Sellers act as servicing agents per the servicing agreement, and continue to service the transferred receivables for which they receive a monthly servicing fee at a rate of 1% per annum of the average daily outstanding balance of receivables. The usage fee under the Receivables Facility, as amended, is 0.85% of outstanding borrowings. In addition, the Company is required to pay a fee of 0.40% on the unused portion of the Receivables Facility. Both the usage fee and the

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
fee on the unused portion of the facility are subject to a leverage-based grid. These rates are per annum and payments of these fees are made to the Lenders monthly.
      Availability of funding under the Receivables Facility depends primarily upon the outstanding trade accounts receivable balance, and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). As of December 31, 2004, based on the terms of this facility and the criteria described above, approximately $287 million of the Company’s total reported accounts receivable balance was considered eligible for borrowings under this facility, of which approximately $218 million would have been available for funding. The Company had no outstanding borrowings under this facility as of December 31, 2004 or 2003. As such, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of the borrower’s assets and, therefore, the financial statements of the borrower were included in our consolidated financial statements as of December 31, 2004.
      In addition to the receivables facility described above as amended, certain of the Company’s European subsidiaries entered into receivables financing arrangements in December 2003, January 2004 and December 2004. The Company has approximately €78 million available for a term of one year through factoring arrangements in which customers send bills of exchange directly to the bank. The Company also has €75 million available for a term of one year through an arrangement involving a wholly-owned special purpose vehicle which purchases trade receivables from its domestic affiliates and sells those trade receivables to a domestic bank. In the fourth quarter of 2004, the Company entered into an additional receivables financing arrangement in Europe with an availability of £40 million and a term of one year through an arrangement involving a wholly-owned special purpose vehicle. There were no outstanding borrowings under any of these facilities as of December 31, 2004.
      The Company does not own any variable interests in the multi-seller conduits, as that term is defined in FIN 46R.
      Predecessor Accounts Receivable Securitization. Prior to the Merger, Old TRW had a $350 million accounts receivable securitization agreement, later reduced to $325 million, with a financial institution and several financial conduits. Old TRW established a wholly-owned, fully-consolidated, bankruptcy-remote, special purpose subsidiary, TRW Receivables Inc., which is included in the combined historical financial statements of the Predecessor, for the purpose of purchasing accounts receivable of Old TRW and the Predecessor, including receivables purchased by Old TRW from certain of its and the Predecessor’s subsidiaries, and selling an undivided interest in the receivables to the financial conduits. The agreement provided that collections of receivables were to be reinvested in new accounts receivable. In accordance with the agreement, Old TRW serviced and collected the receivables on behalf of the financial conduits. The conduits and the special purpose subsidiary had no recourse to other assets of the Predecessor or of Old TRW for failure of debtors to pay when due. Net cash flows paid to special purpose subsidiary for the year ended December 31, 2002 were $327 million. This accounts receivable securitization program was terminated in December 2002.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

11.	Financial Instruments
      The following table presents financial instruments of the Company:

	As of December 31,

	2004		2003

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(Dollars in millions)
Cash and cash equivalents	$790	$790	$828	$828
Marketable securities	19	19	16	16
Short-term debt	40	40	76	76
Floating rate long-term debt	2,012	2,012	1,480	1,480
Fixed rate long-term debt	1,129	1,314	2,252	2,524
Foreign currency forward contracts — liability	17	17	8	8
Interest rate swaps — liability	6	6	—	—
      The fair value of long-term debt was determined from quoted market prices for publicly traded debt and was estimated using a discounted cash flow analysis based on the Company’s then-current borrowing rates for similar types of borrowing arrangements for long-term debt without a quoted market price. The fair value of foreign currency forward contracts was estimated using a discounted cash flow analysis based on quoted market prices of offsetting contracts. Depending upon their respective settlement dates, derivative financial instruments are recorded in the Company’s balance sheet in either prepaid expenses or other assets for instruments in an asset position, and in either other current liabilities or long-term liabilities for instruments in a liability position.
      Foreign currency forward contracts. The Company manufactures and sells its products in countries throughout the world. As a result, it is exposed to fluctuations in foreign currency exchange rates. The Company enters into forward contracts and, to a lesser extent, purchases currency options to hedge portions of its foreign currency denominated forecasted revenues, purchases and the subsequent cash flows after maximizing natural offsets within the consolidated group. The critical terms of the hedges are the same as the underlying forecasted transactions, and the hedges are considered to be effective to offset the changes in fair value of cash flows from the hedged transactions. Gains or losses on these instruments, which mature at various dates through December 2007, are generally recorded in other comprehensive earnings (losses) until the underlying transaction is recognized in net earnings. The earnings impact is reported either in sales, cost of sales, or other income-net, to match the underlying transaction.
      The amount of gains and losses reclassified into net earnings in 2004 as a result of the discontinuance of cash flow hedges was immaterial.
      In addition, the Company enters into certain foreign currency forward contracts that are not treated as hedges under SFAS 133 to hedge recognized foreign currency transactions. Gains and losses on these contracts are recorded in net earnings and are substantially offset by the effect of the revaluation of the underlying foreign currency denominated transaction.
      The Predecessor placed foreign exchange contracts either through Old TRW, or directly with a number of major financial institutions to minimize credit risk. No collateral was held in relation to the contracts, and the Company anticipated that these financial institutions would satisfy their obligations under the contracts.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      The following table represents the movement of amounts reported in other comprehensive earnings (losses) from deferred cash flow hedges, net of tax, for the year ended December 31, 2004 and the ten months ended December 31, 2003.

	Year Ended
	December 31,	Ten Months Ended
	2004	December 31, 2003

	(Dollars in millions)
Balance at beginning of period	$(6)	$—
Net change in derivative fair value and other movements during the year	(14)	(4)
Net amounts reclassified to statement of operations during the year	(2)	(2)

Other comprehensive losses	$(22)	$(6)

12.	Income Taxes
      Income tax expense for each of the periods presented is determined in accordance with SFAS 109, Accounting for Income Taxes.

	Successor		Predecessor

	Year Ended	Ten Months Ended	Two Months Ended	Year Ended
	December 31,	December 31,	February 28,	December 31,
	2004	2003	2003	2002

	(Dollars in millions)
The components of earnings (losses) before income taxes are as follows:
U.S.	$(87)	$(92)	$(1)	$(120)
Non-U.S.	251	89	51	422

	$164	$(3)	$50	$302

Significant components of the provision for income taxes are as follows:
Current
U.S. Federal	$—	$—	$1	$(214)
Non U.S.	95	103	19	81
U.S. state and local	1	2	5	1

	96	105	25	(132)
Deferred
U.S. federal	—	—	(3)	259
Non-U.S.	39	(7)	(3)	10
U.S. state and local	—	—	—	1

	39	(7)	(6)	270

	$135	$98	$19	$138

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

	Successor		Predecessor

	Year Ended	Ten Months Ended	Two Months Ended	Year Ended
	December 31,	December 31,	February 28,	December 31,
	2004	2003	2003	2002

	(Dollars in millions)
The reconciliation of income taxes calculated at the U.S. Federal statutory income tax rate of 35% to income tax expense is:
Income taxes at U.S. statutory rate	$57	$(1)	$18	$105
U.S. state and local income taxes net of U.S. federal tax benefit	1	1	3	—
Difference in income tax on foreign earnings, losses and remittances	27	37	—	32
Tax holidays and incentives	(22)	(18)	(3)	(11)
Valuation allowance	51	48	—	—
Purchased in-process research and development	—	29	—	—
Prior years’ adjustments	—	—	—	(6)
Nondeductible foreign interest expense	20	—	—	—
Nondeductible expenses	3	5	—	4
Other	(2)	(3)	1	14

	$135	$98	$19	$138

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

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      Deferred tax assets and (liabilities) result from differences in the bases of assets and liabilities for tax and financial statement purposes. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of the deferred tax assets and liabilities follows:

	December 31,

	2004	2003

	(Dollars in millions)
Deferred tax assets:
Pensions and post-retirement benefits other than pensions	$549	$639
Inventory	39	29
Reserves and accruals	289	204
Net operating loss and credit carry forwards	315	335
Fixed assets and intangibles	133	133
Other	—	9

Total deferred tax assets	1,325	1,349
Valuation allowance for deferred tax assets	(320)	(237)

Net deferred tax assets	1,005	1,112

Deferred tax liabilities:
Pensions and post-retirement benefits other than pensions	(98)	(135)
Fixed assets and intangibles	(348)	(470)
Undistributed earnings of foreign subsidiaries	(345)	(243)
Note — value adjustment	—	(88)
Other	(215)	(149)

Total deferred tax liabilities	(1,006)	(1,085)

Net deferred taxes	$(1)	$27

      As of December 31, 2004 and 2003, the Company had deferred tax assets from domestic and foreign net operating loss and tax credit carryforwards of approximately $315 million and $335 million, respectively. Approximately $137 million of these deferred tax assets relate to net operating loss carryforwards that can be carried forward indefinitely with the remainder expiring between 2005 and 2024.
      As of March 1, 2003, deferred tax assets of $224 million for net operating loss carryforwards were acquired with the purchase of the automotive business. A valuation allowance was recorded on $183 million of these purchased deferred tax assets and, to the extent such benefits are ever realized, such benefits will be recorded as a reduction of goodwill.
      SFAS 109, “Accounting for Income Taxes” requires that deferred tax assets be reduced by a valuation allowance, if based on available evidence, it is more likely than not that some portion or all of the recorded tax assets will not be realized in the future periods. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include: net operating loss carryback availability, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Management believes it is more likely than not that the U.S. deferred tax asset may not be realized in the future. Accordingly, the Company recorded a full valuation allowance against the U.S. net deferred tax asset. In addition, the Company evaluated the potential realization of deferred tax assets for foreign locations on a jurisdiction-by-jurisdiction basis. Where management believes it is more likely than not that the foreign deferred tax asset may not be realized in the future, the Company recorded a valuation allowance against the foreign net deferred tax asset.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      The Company has provided deferred income taxes for the estimated U.S. federal income tax and applicable withholding tax effects of earnings of subsidiaries expected to be distributed to the Company. Deferred income taxes have not been provided on $279 million of undistributed earnings of certain foreign subsidiaries as such amounts are considered to be permanently reinvested. It is not practical to estimate the additional income tax and applicable withholding tax that would be payable on the remittance of such undistributed earnings.
      On October 22, 2004 The American Jobs Creation Act of 2004 (the “Act”) was signed into law by the President. The Act provides a temporary incentive in the form of a special one-time deduction of 85% of certain foreign earnings that are repatriated to a U.S. taxpayer, provided certain criteria are met. The deduction is available to the extent cash dividends exceed a base amount and are invested in the United States pursuant to a domestic reinvestment plan. The temporary incentive is available to the Company in 2005.
      The deduction is subject to a number of limitations and uncertainty remains as to the interpretation of numerous provisions in the Act. The U.S. Treasury is in the process of providing clarifying guidance on key elements of the repatriation provision and Congress may introduce legislation that provides for certain technical corrections to the Act. The Company has not completed its analysis of the Act mainly due to the uncertainty associated with the interpretation of the provisions and the lack of clarification on certain provisions within the Act. We expect to complete our analysis of the potential repatriation, if any, and the related tax ramification within a reasonable period of time after additional guidance is issued.

13.	Pension Plans
      Substantially all employees of the Company and its subsidiaries participate in the Company’s defined benefit plans or retirement/termination indemnity plans. The financial statements reflect the pension assets and liabilities related to the active and retired Company-designated employees in the Company’s plans or in Old TRW’s plans based upon a measurement date of October 31.
      The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the year ended December 31, 2004 and the ten months ended December 31, 2003, and a statement of the funded status as of December 31, 2004 and 2003:

	2004			2003

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

	(Dollars in millions)
Total accumulated benefit obligation	$1,098	$4,819	$609	$1,018	$4,331	$517

Change in benefit obligations:
Benefit obligations at beginning of period	$1,114	$4,508	$568	$1,094	$3,698	$480
Service cost	31	39	19	27	24	15
Interest cost	68	245	32	55	171	26
Amendments	(5)	—	—	—	—	3
Actuarial (gains) losses	62	139	38	(16)	250	—
Plan participant contributions	—	6	—	—	6	—
Foreign currency exchange rate changes	—	349	46	—	526	77
Curtailment	3	—	(2)	—	—	—
(Divestiture)/ business combination	—	2	—	—	—	(10)
Benefits paid	(71)	(272)	(37)	(46)	(167)	(23)

Benefit obligations at the measurement date	1,202	5,016	664	1,114	4,508	568

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

	2004			2003

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

	(Dollars in millions)
Change in plan assets:
Fair value of plan assets at beginning of period	684	4,788	171	605	3,755	143
Actual return on plan assets, less plan expense	57	466	12	121	642	15
Foreign currency exchange rate changes	—	372	13	—	552	23
(Divestiture)/ business combination	(1)	1	—	—	—	(6)
Company contributions	59	—	35	4	—	19
Plan participant contributions	—	6	—	—	6	—
Benefits paid	(71)	(272)	(37)	(46)	(167)	(23)

Fair value of plan assets at the measurement date	728	5,361	194	684	4,788	171

Funded status of the plan	(474)	345	(470)	(430)	280	(397)
Company contributions and benefit payments made between measurement date and disclosure date	—	1	5	—	—	6
Unrecognized actuarial (gain) loss	(37)	(159)	31	(97)	(162)	(7)
Unrecognized prior service cost (benefit)	(5)	—	3	—	—	3

Total recognized	$(516)	$187	$(431)	$(527)	$118	$(395)

      The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2004 and 2003:

	2004			2003

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

	(Dollars in millions)
Prepaid benefit cost	$3	$187	$—	$2	$118	$—
Accrued benefit liability	(520)	—	(452)	(529)	—	(397)
Intangible asset and other	—	—	2	—	—	2
Accumulated other comprehensive loss	1	—	19	—	—	—

Total recognized	$(516)	$187	$(431)	$(527)	$118	$(395)

      Information for pension plans with an accumulated benefits obligation in excess of plan assets is as follows:

	2004		2003

		Rest of		Rest of
	U.S.	World	U.S.	World

	(Dollars in millions)
Projected benefits obligation	$1,152	$663	$1,064	$567
Accumulated benefits obligation	1,049	607	969	515
Fair value of assets	668	192	624	170

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      The following table provides the components of net pension cost (income) for the Company’s defined benefit pension plans and defined contribution plans for the year ended December 31, 2004, the ten months ended December 31, 2003, the two months ended February 28, 2003 and the year ended December 31, 2002:

	Successor						Predecessor

	Year Ended			Ten Months Ended			Two Months Ended			Year Ended
	December 31,			December 31,			February 28,			December 31,
	2004			2003			2003			2002

			Rest of			Rest of			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World	U.S.	U.K.	World	U.S.	U.K.	World

	(Dollars in millions)
Defined benefit plans:
Service cost	$31	$39	$19	$27	$24	$15	$5	$4	$3	$25	$39	$15
Interest cost on projected benefit obligations	68	245	32	55	171	26	10	33	4	60	204	22
Miscellaneous expense (income)	—	—	—	—	—	—	—	—	—	5	—	—
Expected return on plan assets	(51)	(341)	(12)	(41)	(243)	(10)	(13)	(78)	(2)	(81)	(509)	(12)
Net amortization	—	1	2	—	—	—	1	9	1	2	5	3

Defined benefit plans	48	(56)	41	41	(48)	31	3	(32)	6	11	(261)	28
Other plans:
Defined contribution plans	13	—	12	14	—	11	3	—	1	1	—	1
Employee stock ownership and savings plan	—	—	—	—	—	—	—	—	—	15	—	—

Net pension cost (income)	$61	$(56)	$53	$55	$(48)	$42	$6	$(32)	$7	$27	$(261)	$29

      The weighted-average assumptions used to calculate the benefit obligations as of the end of the year, and the net periodic benefit cost for the following year were:

	2004			2003

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

Discount rate	5.75%	5.50%	5.34%	6.25%	5.50%	5.61%
Rate of increase in compensation levels	4.00%	3.75%	2.98%	4.00%	3.75%	3.14%
      The weighted-average assumptions used to determine net periodic benefit cost were:

	Successor

	Year Ended			Ten Months Ended
	December 31,			December 31,
	2004			2003

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

Discount rate	6.25%	5.50%	5.61%	6.25%	5.50%	5.87%
Expected long-term return on plan assets	8.50%	7.75%	7.22%	8.50%	7.75%	7.74%
Rate of increase in compensation levels	4.00%	3.75%	3.14%	4.00%	4.00%	3.40%

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

	Predecessor

	Two Months Ended			Year Ended
	February 28,			December 31,
	2003			2002

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

Discount rate	6.50%	5.50%	5.77%	7.25%	5.75%	5.80%
Expected long-term return on plan assets	9.00%	8.75%	7.76%	9.50%	8.75%	7.81%
Rate of increase in compensation levels	4.00%	4.00%	3.22%	4.00%	4.00%	3.27%
      To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.
      Plan Assets. The U.S. and U.K. plan assets represent approximately 97% of the total plan assets of defined benefit plans. All remaining assets are deemed immaterial. The Company’s U.S. and U.K. weighted-average asset allocations and corresponding targets as of December 31, 2004 by asset category are as follows:

	December 31,
	2004		Target

Asset Category	U.S.	U.K.	U.S.	U.K.

Equity	68%	73%	70%	70%
Fixed Income	27%	18%	30%	23%
Real estate	0%	7%	0%	5%
Other	5%	2%	0%	2%

Total	100%	100%	100%	100%

      The goals and investment objectives of the asset strategy are to ensure that there is an adequate level of assets to meet benefit obligations to participants and retirees over the life of the plans and maintain liquidity in the plan’s assets sufficient to cover current benefit obligations. Risk is managed by investing in a broad range of asset classes and, within those asset classes, a broad range of individual securities.
      Contributions. In 2005, the Company expects to contribute approximately $90 million to U.S. pension plans and approximately $50 million to non-U.S. pension plans.
      Expected Future Pension Benefit Payments. The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

			Rest of
	U.S.	U.K.	World

	(Dollars in millions)
2005	$67	$274	$35
2006	68	277	36
2007	69	279	37
2008	70	281	40
2009	73	283	41
2010 - 2014	394	1,479	228
      Other Benefits. The Company also sponsors qualified defined contribution pension plans covering employees at certain operations and an unfunded non-qualified defined contribution plan for a select group of highly compensated employees. These plans allow participants to defer compensation, and generally provide employer matching contributions.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

14.	Post-Retirement Benefits Other Than Pensions (“OPEB”)
      The Company provides health care and life insurance benefits for a majority of its retired employees in the United States and Canada (including those which it assumed responsibility for from the Predecessor), and for certain future retirees. The health care plans provide for the sharing of costs, in the form of retiree contributions, deductibles and coinsurance. Approximately 70% of future retirees are subject to provisions which limit the Company’s contribution toward the cost of benefits. Approximately 80% of inactive plan participants are covered by benefits with no inflationary cap, accounting for a substantial majority of existing post-retirement health care benefit liabilities. Life insurance benefits are generally noncontributory. The Company’s policy is to fund the cost of post-retirement health care and life insurance benefits as those benefits become payable. The Successor assumed sponsorship of all welfare benefit plans previously maintained by Old TRW for TRW Automotive participants.
      The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets during the year ended December 31, 2004 and the ten months ended December 31, 2003, and a statement of the funded status of the programs as of December 31, 2004 and 2003 at the measurement dates of October 31, 2004 and 2003:

	2004	2003

	(Dollars in millions)
Change in benefit obligations:
Benefits obligations at beginning of period	$1,051	$991
Service cost	9	8
Interest cost	60	50
Actuarial loss (gains)	(90)	27
Foreign currency exchange rate changes	11	19
Plan amendments	(76)	—
Settlements	(2)	—
Plan participant contributions	7	3
Benefits paid	(77)	(47)

Benefit obligations at the measurement date	893	1,051
Change in plan assets:
Fair value of plan assets at beginning of period	—	—
Company contributions	70	44
Plan participant contributions	7	3
Benefits paid	(77)	(47)

Fair value of plan assets at measurement date	—	—

Funded status of the plan	(893)	(1,051)
Company contributions and benefit payments made between measurement date and disclosure date	13	11
Unrecognized actuarial (gain) loss	(64)	27
Unrecognized prior service cost (benefit)	(76)	—

Total accrued benefit cost recognized	$(1,020)	$(1,013)

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      The following table provides the components of net post-retirement benefit cost for the plans for the year ended December 31, 2004, the ten months ended December 31, 2003, the two months ended February 28, 2003 and the year ended December 31, 2002. The net post-retirement benefit cost for the year ended December 31, 2004 includes the retroactive recognition of the prescription drug subsidy provided for in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPD Act”) as discussed below:

	Successor		Predecessor

	Year Ended	Ten Months Ended	Two Months Ended	Year Ended
	December 31,	December 31,	February 28,	December 31,
	2004	2003	2003	2002

	(Dollars in millions)
Service cost	$9	$8	$2	$10
Interest cost	60	50	10	59
Settlement	(1)	—	—	—
Amortization	(1)	—	1	—

Net post-retirement benefit cost	$67	$58	$13	$69

      The MPD Act, which was signed into law on December 8, 2003, expanded Medicare to include, for the first time, coverage for prescription drugs. The Company has determined that this legislation will result in a partial subsidy of the Company’s costs for certain of its programs. In accordance with guidance from the CMS and the FASB, the Company has adopted the provisions of FSP 106-2 in the third quarter of 2004 and has elected to recognize the effect of the subsidy retroactively.
      Retroactive recognition of the subsidy-reduced expense by $3 million in 2004, which has been reflected in the accompanying consolidated statement of operations and reduced its post-retirement benefit obligation by $53 million. The reduction in obligation is accounted for as an actuarial gain in accordance with FSP 106-2. As a result, the gain will be aggregated with other unrecognized gains and losses, with the portion of such net amount in excess of 10% of the underlying obligations being amortized over various periods relating to the expected lifetimes or expected future working lifetimes of the related participants, depending on the plan. Future authoritative regulations issued by the CMS, including further guidance on determining eligibility for the subsidy, could require the Company to re-determine the impact of this legislation.
      The weighted-average range of discount rate assumptions used to determine net post-retirement benefit cost were:

	Successor		Predecessor

	Year Ended	Ten Months Ended	Two Months Ended	Year Ended
	December 31,	December 31,	February 28,	December 31,
	2004	2003	2003	2002

Discount rate	6.23%	6.25%	6.34%	6.38%
      The discount rate and assumed health care cost trend rates used in the measurement of the benefit obligation as of the October 31 measurement dates were:

	2004		2003

	U.S.	Canada	U.S.	Canada

Discount rate	5.75%	6.00%	6.25%	6.25%
Initial health care cost trend rate at end of year	10.50%	9.00%	10.00%	8.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	4.50%
Year in which ultimate rate is reached	2011	2013	2009	2010

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      A one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One Percentage
	Point

	Increase	Decrease

	(Dollars in millions)
Effect on total of service and interest cost components for the year ended December 31, 2004	$10	$(8)
Effect on post-retirement benefit obligations as of October 31, 2004	$95	$(79)
      Contributions. The Company funds its OPEB obligations on a pay-as-you-go basis. The Company expects to contribute approximately $60 million on a pay-as-you-go basis in 2005.
      Expected Future Post-Retirement Benefit Payments. The following post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in millions)
2005	$61
2006	59
2007	62
2008	64
2009	65
2010 - 2014	323

15.	Debt
      Total outstanding debt of the Company as of December 31, 2004 and 2003 consisted of the following:

	As of December 31,

	2004	2003

	(Dollars in millions)
Short-term debt	$40	$76

Long-term debt:
Senior Notes	$1,063	$1,178
Senior Subordinated Notes	306	458
Term Loan facilities	1,512	1,480
Revolving credit facility	—	—
Lucas Industries Limited debentures due 2020	202	189
Seller Note	—	382
Capitalized leases	39	19
Other borrowings	19	26

Total long-term debt	3,141	3,732
Less current portion	19	24

Long-term debt, net of current portion	$3,122	$3,708

      The weighted average interest rates on the Company’s debt as of December 31, 2004 and 2003 were 6.9% and 7.6%, respectively. The maturities of long-term debt outstanding as of December 31, 2004 other than the term loan facilities that were subsequently refinanced on January 10, 2005 were: 2005-$8 million;

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
2006-$5 million; 2007-$3 million; and $1,613 million thereafter. See “Credit Facilities” below and Note 3 for term loan refinancing and repayment activity subsequent to December 31, 2004.

Senior Notes and Senior Subordinated Notes
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
      In connection with the Acquisition, TRW Automotive Inc. issued Senior Notes and Senior Subordinated Notes and entered into new senior secured credit facilities as discussed below. In addition, TRW Automotive Inc. assumed certain debt instruments existing at the Acquisition including 10.875% debentures previously issued by Lucas Industries Limited (formerly known as Lucas Industries plc) due 2020 at face amount of $149 million and a fair value at Acquisition of $167 million, and certain other borrowings, including accrued interest, totaling approximately $60 million.
      In the first quarter of 2004, the Company used approximately $319 million of the net proceeds from its initial public offering to repurchase 12,068,965 shares of common stock held by an affiliate of Blackstone and approximately $317 million of such proceeds to repay a portion of each of the dollar and euro Senior Notes and Senior Subordinated Notes in each case, including the payment of a related redemption premium thereon, as follows:

•	$117 million of such proceeds were used to repay 35% of the $300,000,000 aggregate principal amount of 11% Senior Subordinated Notes due 2013;

•	$61 million was used to repay 35% of the €125,000,000 aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2013;

•	$109 million was used to repay 11% of the $925,000,000 aggregate principal amount of 9 3/8% Senior Notes due 2013; and

•	$30 million was used to repay 11% of the €200,000,000 aggregate principal amount of 10 1/8% Senior Notes due 2013.
      The loss on retirement of debt incurred on the above repayments consisted of redemption premiums totaling $30 million and write-off of deferred debt costs totaling $6 million.

Credit Facilities
      Senior Secured Credit Facilities. As of December 31, 2004, the senior secured credit facilities consisted of a secured revolving credit facility and various senior secured term loan facilities (together, the “Senior Secured Credit Facilities”). The revolving credit facility, through a syndication of lenders, provided for borrowings of up to $500 million including the availability of letters of credit and guarantees, a portion of which was available in various foreign currencies. Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to an applicable margin plus, at TRW Automotive Inc.’s option, either (a) a base rate determined by reference to the higher of (1) JPMorgan Chase Bank’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR or an eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 31, 2004, the applicable margin for $350 million of the term loan A-1 was 0.75% with respect to base rate borrowings and 1.75% with respect to eurocurrency borrowings, and the

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
applicable margin for borrowings for the term loan D-1 was 1.25% with respect to base rate borrowings and 2.25% with respect to eurocurrency borrowings under the term loans D-1 and D-2. As of December 31, 2004, the applicable margin for the E term loan was 0.50% with respect to base rate borrowings and 1.50% with respect to LIBOR borrowings. The applicable margin for certain of these borrowings may be reduced based on the Company attaining certain leverage ratios or increased based on certain credit ratings for the Senior Secured Credit Facilities. In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder currently at a rate equal to 0.50% per annum (which may be reduced or increased under certain circumstances). Interest is generally due quarterly in arrears, and is also due upon the expiration of any particular loan. The Company also pays customary letter of credit fees. As of December 31, 2004, TRW Automotive Inc. had approximately $66 million in guarantees and outstanding letters of credit, none of which had been drawn against.
      As of December 31, 2004, there were $350 million, $794 million, €50 million and $300 million outstanding under the term A-1, D-1, D-2 and E term loans, respectively. There were no outstanding borrowings under the revolving facility as of December 31, 2004.
      As discussed below, the Company closed on an amendment and restatement of the existing Senior Secured Credit Facilities on December 21, 2004. The effective funding date as agreed to in the amended and restated credit agreement was January 10, 2005 (the “Funding Date”). (See Note 3, Subsequent Events.)
      December 21, 2004 Refinancing. On December 21, 2004, the Company entered into the Fourth Amended and Restated Credit Agreement dated as of December 17, 2004 with the lenders party thereto. The amended and restated credit agreement provides for $1.9 billion in senior secured credit facilities, consisting of (i) a 5-year $900 million revolving credit facility, (ii) a 5-year $400 million term loan A facility and (iii) a 7.5-year $600 million term loan B facility; (combined with the new revolving credit facility and new term loan A, the “New Senior Secured Facilities”). The initial draw under the New Senior Secured Facilities occurred on the Funding Date as provided for under the amendment. Proceeds from the New Senior Secured Facilities were used to refinance the Senior Secured Credit Facilities existing as of December 31, 2004 (with the exception of the term E loan discussed below), and pay fees and expenses related to the refinancing. In conjunction with the December 21, 2004 refinancing, the Company capitalized $5 million in deferred debt issuance costs in 2004, and will capitalize an additional $4 million in January 2005.
      Further, in December 2004, the Company recorded a loss on retirement of debt of $7 million related to the write-off of debt issuance costs associated with the old revolving facility and certain of the old syndicated term loans. Additionally, the Company recognized accelerated amortization expense of $3 million on debt issuance costs related to certain of the syndicated term loans not extinguished until the Funding Date. Such amortization is reflected in Interest Expense on the consolidated statement of operations. In 2005, the Company will recognize additional accelerated amortization expense of $3 million on the remaining debt issuance costs related to those certain syndicated term loans not extinguished until the Funding Date.
      Borrowings under the New Senior Secured Facilities will bear interest at a rate equal to an applicable margin plus, at TRW Automotive Inc.’s option, either (a) a base rate determined by reference to the higher of (1) the administrative agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR or a eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. At the Funding Date, the term loan A and the revolving credit facility were initially priced at LIBOR plus 1.375% and the term loan B was initially priced at LIBOR plus 1.50%. The commitment fee on the undrawn amounts under the revolving credit facility was 0.35%. The commitment fee on the revolving credit facility and the applicable margin on the New Senior Secured Facilities are subject to a leverage-based grid.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      The term loan A will amortize in equal quarterly amounts, beginning with 15% in the third year after funding, 40% in the fourth year and 45% in the fifth year. The term loan B will amortize in equal quarterly installments in an amount equal to 1% per annum during the first 7 years and three months and in one final installment on the maturity date.
      Like the existing Senior Secured Credit Facilities, the New Senior Secured Facilities will be unconditionally guaranteed by the Company and substantially all existing and subsequently acquired domestic subsidiaries of TRW Automotive Inc. (other than the Company’s receivables subsidiaries). Obligations of the foreign subsidiary borrowers will be unconditionally guaranteed by the Company, TRW Automotive Inc. and certain foreign subsidiaries of TRW Automotive. The New Senior Secured Facilities, like the existing Senior Secured Credit Facilities, will be secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive Inc. and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of TRW Automotive Inc. and substantially all of its domestic subsidiaries, and 65% of the stock of foreign subsidiaries owned by domestic entities. In addition, like the existing Senior Secured Credit Facilities, foreign borrowings under the New Senior Secured Facilities will be secured by assets of the foreign borrowers.
      November 2004 Refinancing. On November 2, 2004, the Company amended and restated its then existing credit agreement to provide for a new $300 million tranche E term loan, the proceeds of which were used along with cash on-hand to purchase the Seller Note with a face value, including accrued interest, of $678 million. (See “Seller Note” below.) The new term loan E matures on October 31, 2010 and will amortize in equal quarterly installments in an amount equal to one percent per annum during the first five years and nine months and in one final installment on the maturity date. The term loan E is currently priced at LIBOR plus 1.50%. The term loan E is guaranteed and secured on the same basis as the existing senior credit facilities, as described above. In November 2004, the Company capitalized $2 million of deferred debt issuance costs and immediately expensed an additional $3 million in financing fees associated with the term loan E.
      January 2004 Refinancing. On January 9, 2004, the Company refinanced all of the borrowings under its then-existing term loan facilities with the proceeds of new term loan facilities, together with approximately $213 million of available cash on hand. Deferred debt issuance costs associated with the then-existing term loan facilities of $11 million were expensed in the first quarter of 2004. The term loan facilities entered into in the January 2004 refinancing consisted of tranche A-1 term loan issued in a face amount of $350 million maturing February 2009 and tranche D term loans issued in face amounts of $800 million and €93 million maturing February 2011.
      April 2004 Repayment. On April 19, 2004, the Company paid down approximately $51 million equivalent principal amount under its senior secured credit facilities on the euro-denominated term loan D-2 with available cash on hand. The outstanding principal balance after this repayment is €50 million. Deferred debt issuance costs of $1 million were expensed in the second quarter of 2004 related to term loan D-2 repayment.
      July 2003 Refinancing. On July 22, 2003, TRW Automotive Inc. refinanced $200 million of the borrowings under its then existing tranche A term loan facility and all of the borrowings under its then existing tranche B term loan facilities with approximately $1,150 million and €95 million in the form of new tranche C term loan facilities under its Senior Secured Credit Facility. The net proceeds from these borrowings, together with approximately $46.2 million of available cash on hand, were used to refinance all of the then-outstanding tranche B term loans and $200 million of the then-outstanding tranche A term loan. In conjunction with the July 2003 refinancing, the Company recorded a loss on retirement of debt of $31 million related to the write-off of debt issuance costs associated with the then-existing A term loan and B term loan.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

Debt Covenants
      The Senior Notes and Senior Subordinated Notes and the existing Senior Secured Credit Facilities, as well as the New Senior Secured Facilities, contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of TRW Automotive Inc. and its subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the Senior Notes and Senior Subordinated Notes), pay certain dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing TRW Automotive Inc.’s indebtedness, including the Senior Notes and Senior Subordinated Notes and the Receivables Facility, and change the business conducted by TRW Automotive Inc. and its subsidiaries. In addition, the new Senior Secured Credit Facilities contain financial covenants relating to: a maximum total leverage ratio and a minimum interest coverage ratio and require certain prepayments from excess cash flows, as defined and in connection with certain asset sales and the incurrence of debt not permitted under the Senior Secured Credit Facilities. The Senior Secured Facilities contained similar financial covenants as the new Senior Secured Credit Facilities. As of December 31, 2004, TRW Automotive Inc. was in compliance with all of its financial covenants.

Seller Note
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
      On October 10, 2004, the Company entered into a note purchase and settlement agreement with Northrop, Intermediate and AI LLC. The Note Purchase and Settlement Agreement provided for, among other things, Intermediate to make a net cash payment of approximately $494 million to Northrop in respect of the purchase of the Seller Note. The cash payment of approximately $494 million for the Seller Note is net of a credit of approximately $40 million ascribed to the Released Claims as defined below. The proceeds of the new term E loan described above, together with cash on hand, were used by Intermediate to purchase the Seller Note pursuant to the Note Purchase and Settlement Agreement on November 12, 2004.
      As of the November 12, 2004 repurchase date, the Seller Note had a book value of $422 million, which included accrued interest and accretion of $74 million, and a face value, including accrued interest, of $685 million. The Company recorded a fourth quarter pre-tax charge of $112 million for loss on retirement of debt resulting primarily from the difference between the purchase price ascribed to the Seller Note and the book value of the Seller Note on the Company’s balance sheet at the time the transaction was completed. This loss is U.S. based and therefore carries no current financial statement tax benefit due to the Company’s tax loss position in this jurisdiction.
      See Note 17 for further discussion of the settlement agreement reached with Northrop.

Other Borrowings
      The Company has borrowings under uncommitted credit agreements in many of the countries in which it operates. These borrowings are primarily in the local foreign currency of the country or region where the Company’s operations are located. The borrowings are from various domestic and international banks at quoted market interest rates. The weighted-average interest rate on short-term borrowings outstanding as of December 31, 2004 and 2003 was 4.0% and 2.2%, respectively.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      Under the Master Purchase Agreement, as amended, the Company was required to use its reasonable best efforts to cause itself or its affiliates to be substituted for Old TRW in automotive related guarantees provided by Old TRW and Northrop prior to February 28, 2003 and to indemnify and hold Old TRW and Northrop harmless from and against any losses resulting from any payment following February 28, 2003 by Old TRW and Northrop or any of their subsidiaries under such guarantees.
      Compensating balance arrangements and fees were not material.
      In January 2004, the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. As of December 31, 2004, the mark-to-market adjustment for interest rate swaps reduced debt by approximately $6 million as a result of reflecting a $6 million obligation.

16.	Capital Stock
      The Successor was incorporated in Delaware on September 4, 2002. The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share, of which 98,970,729 shares are issued and outstanding as of December 31, 2004, net of 4,668 shares of treasury stock withheld to satisfy tax obligations under the Company’s stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.
      On February 6, 2004, the Company completed an initial public offering of 24,137,931 shares of common stock. Net proceeds from the offering, after deducting underwriting discounts and offering expenses, were approximately $636 million. The Company used approximately $319 million of the net proceeds from the offering to repurchase 12,068,965 shares of common stock held by an affiliate of Blackstone and approximately $317 million of such proceeds to repay a portion of each of the dollar and euro Senior Notes and Senior Subordinated Notes (See Note 15). In connection with the offering, the Company effected a 100 for 1 stock split of outstanding shares of common stock on January 27, 2004. All share and per share amounts in the consolidated and combined financial statements and these notes thereto have been retroactively adjusted to reflect the 100 for 1 stock split.
      During the year ended December 31, 2004, paid-in capital was reduced by $53 million pursuant to the OPEB indemnity payments from Northrop. See Note 17.
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

17.	Seller Note Purchase and Settlement Agreement
      On October 10, 2004, the Company entered into the Note Purchase and Settlement Agreement with Northrop, a subsidiary of Northrop, Intermediate and AI LLC, an affiliate of Blackstone. The Note Purchase and Settlement Agreement provides for (i) mutual releases by Northrop and the Company from certain potential indemnification claims under certain agreements entered into in connection with the Acquisition (the “Released Claims”) and (ii) Intermediate to make a net cash payment of approximately $494 million to Northrop in respect of the purchase of the Seller Note. The cash payment of approximately $494 million for the Seller Note is net of a credit of approximately $40 million ascribed to the Released Claims. On November 2, 2004, the Company amended and restated its existing credit agreement in order to add a six-year

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
tranche E term loan, which was issued in the amount of $300 million and bears interest at variable interest rates. The proceeds from the new term loan, together with cash on hand, were used by Intermediate to purchase the Seller Note on November  12, 2004 pursuant to the Note Purchase and Settlement Agreement.
      In addition, Northrop agreed to pay directly to AI LLC (for the benefit of AI LLC and certain other stockholders) an aggregate of approximately $53 million in respect of a contractual indemnification obligation relating to the settlement of certain cash OPEB payments. Under the terms of the Master Purchase Agreement, Northrop was required to make such payments, following the Company’s initial public offering, to the Company’s non-employee stockholders as of the date of the closing of the Acquisition who remain stockholders as of the date of such payment, in proportion to their beneficial ownership of the Company’s voting securities as of such date of payment. AI LLC in turn had agreed to share such payments with certain other pre-initial public offering stockholders. Of the $53 million payment from Northrop to AI LLC, an aggregate of approximately $1 million was paid by AI LLC to certain pre-initial public offering stockholders (including employees and executive officers) in proportion to their share ownership as a return of their initial capital investment.
      In addition, pursuant to the Note Purchase and Settlement Agreement, (i) the Company caused its salaried pension plan to pay approximately $21 million (plus associated earnings since the Acquisition) to the salaried pension plan of a subsidiary of Northrop in connection with the original agreement (at the time of the Acquisition) regarding the split of pension assets at the time of the Acquisition and (ii) the Company’s salaried pension plan reimbursed such Northrop subsidiary’s salaried pension plan for approximately $5 million in benefits which it paid to the Company’s plan participants. Such payments had no impact on the Company’s financial statements as the payments were trust-to-trust transfers. Further, the related assets were never included in the Company’s disclosure of plan assets.
      The Note Purchase and Settlement Agreement also clarifies certain ongoing indemnification matters under the Master Purchase Agreement entered into in connection with the Acquisition, amends certain terms under the related employee matters agreement to clarify the intent of the parties and settles certain matters relating to such agreement. The settlement of the matters relating to the employee matters agreement resulted in the reduction in short-term debt of $35 million as of the settlement date.
      The Note Purchase and Settlement Agreement contains such other releases and terms as are customary for agreements of this kind.

18.	Lease Commitments
      The Company leases certain offices, manufacturing and research buildings, machinery, automobiles and computer and other equipment. Such leases, some of which are noncancelable and in many cases include renewals, are set to expire at various dates. The Company pays most maintenance, insurance and tax expenses relating to leased assets. Rental expense for operating leases was $88 million for the year ended December 31, 2004, $77 million for the ten months ended December 31, 2003, $16 million for the two months for February 28, 2003, and $86 million for year ended December 31, 2002.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      As of December 31, 2004, the future minimum lease payments for noncancelable capital and operating leases with initial or remaining terms in excess of one year were as follows:

	Capital	Operating
	Leases	Leases

	(Dollars in millions)
Years ended December 31,
2005	$5	$50
2006	5	43
2007	4	34
2008	3	29
Thereafter	30	56

Total minimum payments required	$47	$212

Less amounts representing interest	8

Present value of net minimum capital lease payments	39
Less current installments	3

Obligations under capital leases, excluding current installments	$36

19.	Stock-Based Compensation
      Effective as of the closing of the Acquisition, the Successor established the TRW Automotive Holdings Corp. 2003 Stock Incentive Plan, which permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to the employees, directors, consultants of the Company or its affiliates.
      As of December 31, 2004, the Company had 7,174,469 shares of the Company’s common stock available for issuance under the plan, with outstanding options to purchase approximately 9,533,950 shares of common stock granted to certain employees of the Company or its affiliates. These options have a 10-year life and generally vest 20% per year over 5 years.
      The Company applies the recognition and measurement principles of APB 25, and related interpretations in accounting for those plans. No stock-based employee compensation expense has been reflected in net earnings (losses), as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying stock on the date of grant.
      A summary of stock options held by employees follows:

	2004		2003

		Weighted-		Weighted-
	Thousands	Average	Thousands	Average
	of	Exercise	of	Exercise
	Options	Price	Options	Price

Outstanding at beginning of period	9,644	$16.00	—	$—
Granted	100	18.76	9,982	16.00
Exercised	(46)	10.00	—	—
Canceled, expired or terminated	(164)	16.21	(338)	16.00

Outstanding at end of year	9,534	16.05	9,644	16.00

Exercisable	1,850	16.14	450	16.00
Weighted-average grant date fair value		3.85		3.81

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      During 2003, half of the options granted had exercise prices that exceeded the fair value of the stock on the grant date. The weighted average exercise price and weighted average fair value for these options was $21.59 and $2.77, respectively. The remaining options had exercise prices that equaled the fair value of the stock on the grant date. The weighted average exercise price and weighted average fair value for these options was $10.41 and $4.86, respectively.
      The exercise price and weighted average remaining contractual life of options outstanding as of December 31, 2004 follows:

			Weighted
	Thousands	Exercise	Average
	of Options	Price	Remaining Life

Total outstanding	4,038	$10.00	8.20 years
	659	13.00	8.92 years
	527	16.25	8.92 years
	100	18.76	9.76 years
	3,262	20.00	8.20 years
	948	30.00	8.30 years

	9,534

Exercisable	770	10.00	8.19 years
	132	13.00	8.92 years
	105	16.25	8.92 years
	653	20.00	8.20 years
	190	30.00	8.30 years

	1,850

      Fair value was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for 2004 and 2003.

	2004	2003

Risk-free interest rate	3.78%	3.31%
Dividend yield	0.00%	0.00%
Expected volatility	31.0%	40.0%
Expected option life	6.0 years	6.9 years

20.	Related Party Transactions
      Blackstone. In connection with the Acquisition, the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company paid Blackstone a transaction fee of $49 million at the time of the Acquisition. The Company has agreed to pay an annual monitoring fee of $5 million for these services, which is included in the consolidated statement of operations for the year ended December 31, 2004, and approximately $4 million of which is included for the ten months ended December 31, 2003.
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
      Northrop. The combined statements of operations for the two months ended February 28, 2003, include $8 million of administrative and selling expenses and $48 million of interest expense allocated from Northrop.
      As of December 31, 2004, the Company has recorded certain receivables from Northrop related to tax, environmental and other indemnities in the Master Purchase Agreement. During 2004, the Company received approximately $2 million from Northrop under such indemnifications.
      See Note 17 for discussion of an agreement reached with Northrop, including the purchase from Northrop of the seller note and certain payments to pre-initial public offering stockholders, including employees and executive officers.

21.	Contingencies
      Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, covering a wide range of matters that arise in the ordinary course of its business activities with respect to commercial, patent, product liability and environmental matters. In addition, the Company and its subsidiaries are conducting a number of environmental investigations and remedial actions at current and former locations of certain of the Company’s subsidiaries. Along with other companies, certain subsidiaries of the Company have been named potentially responsible parties for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably with respect to the Company or the relevant subsidiary. A reserve estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of Company environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of December 31, 2004, the Company had reserves for environmental matters of $72 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position or results of operations. However, the Company cannot predict the effect on the Company’s financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.
      Further, product liability claims may be asserted in the future for events not currently known by management. Although the ultimate liability from these potential claims cannot be ascertained as of December 31, 2004, management does not anticipate that any related liability, after consideration of insurance recovery, would have a material adverse effect on the Company’s financial condition or results of operations.
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
      On May 6, 2002, ArvinMeritor Inc. filed suit against Old TRW in the United States District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty in connection with certain tie rod ends that Old TRW supplied to ArvinMeritor and the recall of some of these tie rod ends. ArvinMeritor subsequently recalled all of the tie rod ends, claiming that it was entitled to reimbursement from Old TRW for the costs associated with both the products recalled by Old TRW and those recalled by ArvinMeritor on its own. On December 15, 2004, the parties reached an agreement to settle this dispute with no material effect on the Company’s financial condition, results of operations or cash flows.
      In 2001, Ford Motor Company recalled approximately 1.4 million Ford light- and heavy-duty trucks, SUVs, minivans and large passenger vehicles to inspect and, if necessary, to replace certain front seat belt buckle assemblies. Subsequent to the recall, the National Highway Traffic Safety Administration (“NHTSA”) and Ford received complaints and warranty claims alleging seat belt buckle failure after passing the original recall inspection service. On or about February 18, 2005, NHTSA notified Ford that it had opened an Engineering Analysis to analyze field performance of those vehicles that Ford dealers passed (determined to be functioning properly) using the recall inspection test. A subsidiary of the Company supplied the front seat belt assemblies that were involved in the recall and is assisting Ford in responding to the Engineering Analysis. At this time, the Company is unable to predict the outcome of this investigation, or the impact on its results of operations or financial condition, if any.
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

22.	Operating Segments
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
      The Company designs, manufactures and sells a broad range of steering, suspension and braking products, seat belts, air bags, steering wheels, safety electronics, engine valves, engineered fastening body control systems and other components and systems for passenger cars, light trucks and commercial vehicles. A description of the products and services provided by each of the operating segments follows.

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
      The accounting policies of the operating segments were the same as those described in Note 2 under “Summary of Significant Accounting Policies.” The Company evaluates operating performance based on segment profit before taxes and segment assets.
      The following income and expense items are not included in segment profit before taxes:

•	Corporate expense and other, which primarily represents costs associated with corporate staff and related expenses, including certain litigation and net employee benefits income (expense). Corporate expense includes an allocation of TRW and Northrop’s cost to reflect the services provided to the Predecessor or benefits received by the Predecessor.

•	Financing cost, which represents debt-related interest, including interest allocated from TRW and Northrop and losses on the sales of receivables.
      The following table presents certain financial information by segment:

	Successor		Predecessor

		Ten Months	Two Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	February 28,	December 31,
	2004	2003	2003	2002

		(Dollars in millions)
Sales to external customers:
Chassis Systems	$6,950	$5,424	$1,110	$6,078
Occupant Safety Systems	3,438	2,751	555	3,143
Automotive Components	1,623	1,260	251	1,409

Total Sales	$12,011	$9,435	$1,916	$10,630

Segment profit before taxes:
Chassis Systems	$285	$129	$46	$256
Occupant Safety Systems	328	216	53	224
Automotive Components	103	90	26	148

Segment profit before taxes	716	435	125	628
Corporate expense and other	(130)	(81)	(44)	(189)
Financing costs	(252)	(312)	(47)	(316)
Loss on retirement of debt	(167)	(31)	—	—
Net employee benefits income (expense)	(3)	(14)	16	179

Earnings (losses) before income taxes	$164	$(3)	$50	$302

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

	Successor		Predecessor

		Ten Months	Two Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	February 28,	December 31,
	2004	2003	2003	2002

		(Dollars in millions)
Capital expenditures:
Chassis Systems	$286	$206	$30	$269
Occupant Safety Systems	132	65	27	95
Automotive Components	73	76	9	57
Corporate	2	3	—	6

	$493	$350	$66	$427

Depreciation and amortization:
Chassis Systems	$255	$201	$47	$261
Occupant Safety Systems	146	129	22	154
Automotive Components	92	76	10	66
Corporate	4	1	5	28

	$497	$407	$84	$509

Intersegment sales:
Chassis Systems	$5	$1	$—	$2
Occupant Safety Systems	29	8	1	4
Automotive Components	51	39	7	42

	$85	$48	$8	$48

      The Company accounts for intersegment sales or transfers at current market prices.
      The following table presents certain balance sheet information by business segment:

	As of December 31,

	2004	2003

	(Dollars in millions)
Segment assets:
Chassis Systems	$4,156	$3,925
Occupant Safety Systems	2,384	2,352
Automotive Components	1,725	1,685

Segment assets	8,265	7,962
Corporate assets	1,582	1,696

Identifiable assets	9,847	9,658
Deferred tax assets	267	249

Total assets	$10,114	$9,907

      Corporate assets principally consist of cash and cash equivalents and accounts receivable included within our accounts receivable securitization programs.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      Geographic Information. The following table presents certain information concerning principal geographic areas:

	United		United
	States	Germany	Kingdom	All Other	Total

	(Dollars in millions)
Sales to external customers:
Year ended December 31, 2004	$3,798	$2,546	$925	$4,742	$12,011
Ten months ended December 31, 2003	3,382	1,646	603	3,804	9,435
Two months ended February 28, 2003	743	334	115	724	1,916
Year ended December 31, 2002	4,454	1,666	604	3,906	10,630
Property, plant and equipment — net:
As of December 31, 2004	$693	$557	$236	$1,149	$2,635
As of December 31, 2003	$729	$536	$273	$961	$2,499
      Sales are attributable to geographic areas based on the location of the assets generating the sales. Inter-area sales are not significant to the total sales of any geographic area.
      Customer Concentration. Sales to the Company’s four largest customers (including sales within the vehicle manufacturer’s group) on a worldwide basis are as follows:

					Aggregate
	Ford	Daimler	General		Percent of
	Motor	Chrysler	Motors	Volkswagen	Total
	Company	AG	Corporation	AG	Sales

	(Dollars in millions)
Year ended December 31, 2004	$2,071	$1,838	$1,332	$1,710	58%
Ten months ended December 31, 2003	1,736	1,538	1,252	1,446	63%
Two months ended February 28, 2003	347	312	247	252	60%
Year ended December 31, 2002	2,123	1,939	1,487	1,397	65%

23.	Quarterly Financial Information (Unaudited)

	First Quarter

	Successor		Predecessor

	Three Months	One Month	Two Months	Three Months
	Ended	Ended	Ended	Ended
	March 26,	March 27,	February 28,	March 28,
	2004	2003	2003	2002

	(Dollars in millions, except per share amounts)
Sales	$2,923	$940	$1,916	$2,570
Gross profit	319	77	230	321
Restructuring	(5)	(1)	(3)	(3)
Merger-related transaction costs	—	—	(6)	—
Asset impairments	—	—	—	(3)
(Loss) gain on retirement of debt	(47)	—	—	4
Earnings (losses) before income taxes	43	(29)	50	73
Net earnings (losses)	2	(46)	31	47
Basic earnings (losses) per share	$0.02	$(0.53)	N/A	N/A
Diluted earnings (losses) per share	$0.02	$(0.53)	N/A	N/A

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

	Second Quarter

	Successor		Predecessor

	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	June 25,	June 27,	June 28,
	2004	2003	2002

	(Dollars in millions, except per share amounts)
Sales	$3,163	$2,977	$2,841
Gross profit	373	352	392
Restructuring	(8)	(2)	(6)
Asset impairments	—	—	(1)
Loss on retirement of debt	(1)	—	—
Gains on asset sales	—	—	5
Earnings before income taxes	140	13	138
Net earnings (losses)	75	(20)	93
Basic earnings (losses) per share	$0.76	$(0.23)	N/A
Diluted earnings (losses) per share	$0.74	$(0.23)	N/A

	Third Quarter

	Successor		Predecessor

	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	September 24,	September 26,	September 27,
	2004	2003	2002

	(Dollars in millions, except per share amounts)
Sales	$2,739	$2,536	$2,545
Gross profit	277	242	297
Restructuring	(5)	(13)	(7)
Loss on retirement of debt	—	(31)	—
Asset impairments	—	—	(6)
Gains on asset sales	—	—	7
Charge for pending and threatened litigation	—	—	(2)
Earnings (losses) before income taxes	35	(43)	93
Net earnings (losses)	13	(34)	57
Basic earnings (losses) per share	$0.13	$(0.39)	N/A
Diluted earnings (losses) per share	$0.13	$(0.39)	N/A

	Fourth Quarter

	Successor		Predecessor

	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

	(Dollars in millions, except per share amounts)
Sales	$3,186	$2,982	$2,674
Gross profit	332	308	305
Restructuring	(20)	(14)	(43)
Asset impairments	—	—	(7)
Loss on retirement of debt	(119)	—	—
Special compensation arrangements —
Northrop acquisition	—	—	(23)
(Losses) earnings before income taxes	(55)	56	(2)
Net losses	(62)	(1)	(33)
Basic and diluted losses per share	$(0.63)	$(0.01)	N/A

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004, have concluded that the Company’s disclosure controls and procedures are adequate and effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed under the Securities Exchange Act of 1934.
      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting subsequent to the date of their evaluation.

ITEM 9B.	OTHER INFORMATION
      On February 22, 2005, the employment agreement of our President and Chief Executive Officer, John Plant, was amended to provide the retiree medical benefits to Mr. Plant in the United States that he had under his United Kingdom medical plan. The amendment is filed as an exhibit to this Form 10-K.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by Item 10 regarding executive officers, directors and the Company’s controlled company status under the rules of the New York Stock Exchange is incorporated by reference from the information under the captions “Executive Officers” and “The Board of Directors” in TRW’s definitive Proxy Statement for the 2005 Annual Meeting of the Stockholders (the “Proxy Statement”), which will be filed within 120 days after December 31, 2004. The information required by Item 10 regarding audit committee financial expert disclosure and our code of ethics is incorporated by reference from the information under the captions “Committees of the Board of Directors — Audit Committee” and “— Code of Ethics” in the Proxy Statement. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not, to the best of our knowledge, be contained in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by Item 11 is incorporated by reference from the information under the following captions in the Proxy Statement: “Compensation of Directors”, “Compensation of Executive Officers”, “Summary Compensation Table”, “Aggregated Option Exercises in Last Fiscal Year and Option Values at Fiscal Year End”, “Pension Plan information”, “Employment Agreements”, and “Deferred Compensation Plans”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information required by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by Item 13 is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by Item 14 and certain information regarding auditor independence is incorporated by reference from the information under the caption “Independent Auditors Fees” in the Proxy Statement.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
      a) 1. Financial Statements

Page No.

Report of Ernst & Young LLP, independent registered public accounting firm	46
Consolidated and Combined Statements of Operations for the year ended December 31, 2004, the ten months ended December 31, 2003 (Successor), the two months ended February 28, 2003 and the year ended December 31, 2002 (Predecessor)	47
Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003	48
Consolidated and Combined Statements of Cash Flows for the year ended December 31, 2004, the ten months ended December 31, 2003 (Successor), the two months ended February 28, 2003, and the year ended December 31, 2002 (Predecessor)	49
Consolidated and Combined Statements of Changes in Stockholders’ Equity for the year ended December 31, 2004, the ten months ended December 31, 2003 (Successor), the two months ended February 28, 2003 and the year ended December 31, 2002 (Predecessor)	50
Notes to Consolidated and Combined Financial Statements	51
      2. Financial Statement Schedules —
SCHEDULE II
Valuation and Qualifying Accounts for
the year ended December 31, 2004,
the ten months ended December 31, 2003
and year ended December 31, 2002

			Charged
	Balance at	Charged to	(Credited)				Balance at
	Beginning	Costs and	to Other				End of
	of Period	Expenses	Accounts		Deductions		Period

	(Dollars in millions)
Year ended December 31, 2004
Allowance for doubtful accounts	$45	$12	$—		$(18)		$39
Deferred tax asset valuation allowance	237	51	35	(b)(d)	(3	)(c)	320
Ten months ended December 31, 2003
Allowance for doubtful accounts	$56	$3	$—		$(14	)(a)	$45
Deferred tax asset valuation allowance	315	48	(123	)(b)	(3	)(c)	237
Year ended December 31, 2002
Allowance for doubtful accounts	$41	$16	$—		$(4	)(a)	$53
Deferred tax asset valuation allowance	75	(18)	—		—		57

(a)	Uncollectible accounts charged off, net of recoveries.

(b)	Accumulated other comprehensive losses for foreign currency translation relating to undistributed foreign earnings and reclassifications amongst deferred tax accounts.

(c)	Goodwill for utilization of net operating losses.

(d)	Realization of deferred tax liabilities recorded in purchase accounting.
      The other schedules have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated and Combined Financial Statements or notes thereto.
      3. Exhibits (including those incorporated by reference)

Exhibit
Number	Exhibit Name

2.1	The Master Purchase Agreement, dated as of November 18, 2002 between BCP Acquisition Company L.L.C. and Northrop Grumman Corporation (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

2.2	Amendment No. 1, dated December 20, 2002, to the Master Purchase Agreement, dated as of November 18, 2002, among BCP Acquisition Company L.L.C., Northrop Grumman Corporation, TRW Inc. and TRW Automotive Inc. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

2.3	Amendment No. 2, dated February 28, 2003, to the Master Purchase Agreement, dated as of November 18, 2002, among BCP Acquisition Company L.L.C., Northrop Grumman Corporation, Northrop Grumman Space & Mission Systems Corp. and TRW Automotive Inc. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

3.1	Amended and Restated Certificate of Incorporation of TRW Automotive Holdings Corp. (Incorporated by reference to the Annual Report Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2003)

3.2	Third Amended and Restated By-Laws of TRW Automotive Holdings Corp. (Incorporated by reference to the Current Report Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 17, 2004)

4.1	Form of Certificate of Common Stock (Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 26, 2004.)

4.2	Dollar Senior Notes Indenture dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.3	Dollar Senior Notes Supplemental Indenture dated as of February 28, 2003 among the New Guarantors (as defined therein), TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.4	Dollar Senior Subordinated Notes Indenture dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.5	Dollar Senior Subordinated Notes Supplemental Indenture dated as of February 28, 2003 among the New Guarantors (as defined therein), TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.6	Euro Senior Notes Indenture dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.7	Euro Senior Notes Supplemental Indenture dated as of February 28, 2003 among the New Guarantors (as defined therein), TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

Exhibit
Number	Exhibit Name

4.8	Euro Senior Subordinated Notes Indenture dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.9	Euro Senior Subordinated Notes Supplemental Indenture dated as of February 28, 2003 among the New Guarantors (as defined therein), TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.10	9 3/8% $925,000,000 Senior Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and J.P. Morgan Securities Inc. for itself and on behalf of the Dollar Initial Purchases (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.11	Joinder to the 9 3/8% $925,000,000 Senior Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 28, 2003 among TRW Automotive Acquisition Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Inc. for itself and on behalf of the Dollar Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.12	10 1/8% €200,000,000 Senior Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and J.P. Morgan Securities Ltd. for itself and on behalf of the Euro Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.13	Joinder to the 10 1/8% €200,000,000 Senior Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 28, 2003 among TRW Automotive Acquisition Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Ltd. for itself and on behalf of the Euro Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.14	11% $300,000,000 Senior Subordinated Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and J.P. Morgan Securities Inc. for itself and on behalf of the Dollar Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.15	Joinder to the 11% $300,000,000 Senior Subordinated Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 28, 2003 among TRW Automotive Acquisition Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Inc. for itself and on behalf of the Dollar Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.16	11 3/4% €125,000,000 Senior Subordinated Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and J.P. Morgan Securities Ltd. for itself and on behalf of the Euro Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.17	Joinder to the 11 3/4% €125,000,000 Senior Subordinated Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 28, 2003 among TRW Automotive Acquisition Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Ltd. for itself and on behalf of the Euro Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.18	8% $600,000,000 Pay-in-kind Note dated as of February 28, 2003 due February 28, 2018 issued by TRW Automotive Intermediate Holdings Corp. to TRW Automotive Safety Systems Inc. (Incorporated by reference to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on November 14, 2003.)

Exhibit
Number		Exhibit Name

4.19		Euro Senior Notes Second Supplemental Indenture dated as of December 4, 2003 among the Guarantors (as defined therein), TRW Automotive Inc. (formerly known as TRW Automotive Acquisition Corp.) and The Bank of New York, as Trustee (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 15, 2004.)

4.20		Euro Senior Subordinated Notes Second Supplemental Indenture dated as of December 4, 2003 among the Guarantors (as defined therein), TRW Automotive Inc. (formerly known as TRW Automotive Acquisition Corp.) and The Bank of New York, as Trustee (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 15, 2004.)

4.21		Form of Rights Agreement dated January 23, 2004 between TRW Automotive Holdings Corp. and National City Bank as Rights Agent (Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 26, 2004.)

4.22		Letter Agreement dated June 23, 2004 between Richmond TASSI Inc. (formerly known as TRW Automotive Safety Systems Inc.), TRW Automotive Intermediate Holdings Corp. and Northrop Grumman Space and Mission Systems Corp. (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed July 28, 2004)

4.23		8% $600,000,000 Pay-in-kind Note dated February 28, 2003, as amended and restated on June 23, 2004 due February 28, 2018 issued by TRW Automotive Intermediate Holdings Corp. to Richmond TASSI Inc. (formerly known as TRW Automotive Safety Systems Inc.) and transferred to Northrop Grumman Space & Mission Systems Corp. (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed July 28, 2004)

10	.1*	Fourth Amended and Restated Credit Agreement dated as of December 17, 2004, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Foreign Subsidiary Borrowers party hereto, the Lenders party hereto from time to time, JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank) as Administrative Agent and as Collateral Agent for the Lenders, Bank of America, N.A. and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents, and Credit Suisse First Boston and The Bank of Nova Scotia, as Co-Documentation Agents.

10.2		U.S. Guarantee and Collateral Agreement, dated and effective as of February 28, 2003, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Acquisition Corp., each other subsidiary of TRW Automotive Holdings Corp. party thereto, TRW Automotive Finance (Luxembourg), S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.3		Finco Guarantee Agreement, dated as of February 28, 2003, between TRW Automotive Finance (Luxembourg), S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.4		First-Tier Subsidiary Pledge Agreement, dated and effective as of February 28, 2003, among TRW Automotive Acquisition Corp., each subsidiary of TRW Automotive Acquisition Corp. party thereto and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.5		Receivables Purchase Agreement, dated as of February 28, 2003, among Kelsey-Hayes Company, TRW Automotive Receivables U.S. LLC, TRW Vehicle Safety Systems Inc. and Lake Center Industries Transportation, Inc. as sellers, TRW Automotive U.S. LLC, as seller agent and TRW Automotive Receivables LLC, as buyer (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10	.6*	Amended and Restated Transfer Agreement, dated as of December 31, 2004, between TRW Automotive Receivables LLC and TRW Automotive Global Receivables LLC.

Exhibit
Number		Exhibit Name

10	.7*	Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders from time to time parties hereto, the committed lenders from time to time parties hereto, JPMorgan Chase Bank, N.A., Credit Suisse First Boston, The Bank of Nova Scotia, Suntrust Capital Markets, Inc. and Dresdner Bank AG, New York Branch, as funding agents and JPMorgan Chase Bank, N.A. as administrative agent

10	.8*	Amended and Restated Servicing Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, TRW Automotive U.S. LLC, as collection agent, the Persons identified on Schedule I thereto, as sub-collection agents, and JPMorgan Chase Bank, N.A., as administrative agent

10	.9*	Amended and Restated Performance Guaranty, dated as of December 31, 2004, among TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Persons identified on Schedule IV thereto, as performance guarantors, TRW Automotive Receivables LLC, TRW Automotive Global Receivables LLC, and JPMorgan Chase Bank, N.A. as administrative agent

10.10		Trust deed constituting £100,000,000 10% Bonds Due 2020, dated January 10, 1999, between Lucas Industries plc and The Law Debenture Trust Corporation p.l.c. (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003.)

10.11		Intellectual Property License Agreement, dated as of February 28, 2003, between TRW Automotive Acquisition Corp. and Northrop Grumman Space and Missions Corp. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.12		Intellectual Property License Agreement, dated as of February 28, 2003, between Northrop Grumman Space and Missions Corp. and TRW Automotive Acquisition Corp. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.13		Restricted Stock Unit Agreement with Francois J. Castaing dated June 18, 2004 (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp. (File No. 001-31970) filed July 28, 2004.)

10.14		Employee Matters Agreement, dated as of February 28, 2003, between TRW Inc. and TRW Automotive Acquisition Corp. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.15		Insurance Allocation Agreement, dated as of February 28, 2003, between TRW Inc. and TRW Automotive Acquisition Corp. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.16		Second Amended and Restated Stockholders Agreement, dated as of January 28, 2004, between TRW Automotive Holdings Corp., Automotive Investors L.L.C. and Northrop Grumman Corporation (Incorporated by reference to Amendment No. 6 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 27, 2004.)

10.17		Transaction and Monitoring Fee Agreement, dated as of February 28, 2003, between TRW Automotive Acquisition Corp. and Blackstone Management Partners IV L.L.C. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.18		Employee Stockholders Agreement, dated as of February 28, 2003, by and among TRW Automotive Holdings Corp. and the other parties named therein (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.19		Consent, dated as of April 4, 2003, between TRW Automotive Holdings Corp. and Automotive Investors L.L.C. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.20		Amended and Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 26, 2004.)

Exhibit
Number	Exhibit Name

10.21	Form of General Non-Qualified Stock Option Agreement (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.22	Employment Agreement, dated as of February 6, 2003 between TRW Automotive Acquisition Corp., TRW Limited and John C. Plant (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.23	Employment Agreement, dated as of February 28, 2003 by and between TRW Automotive Acquisition Corp., TRW Limited and Steven Lunn (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.24	Employment Agreement, dated as of February 27, 2003 by and between TRW Limited and Peter J. Lake (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.25	Employment Agreement, dated as of February 13, 2003 by and between TRW Automotive Acquisition Corp. and Joseph S. Cantie (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.26	Employment Agreement dated as of February 13, 2003 by and between TRW Automotive Acquisition Corp. and David L. Bialosky (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.27	Retention Agreement, dated August 9, 2002, by and between Northrop Grumman Corporation and John C. Plant (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.28	Retention Agreement, dated August 9, 2002, by and between Northrop Grumman Corporation and Steven Lunn (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003.)

10.29	Retention Agreement, dated August 9, 2002, by and between Northrop Grumman Corporation and Peter J. Lake (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003.)

10.30	Retention Agreement, dated August 9, 2002, by and between Northrop Grumman Corporation and Joseph S. Cantie (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003.)

10.31	Retention Agreement, dated August 9, 2002, by and between Northrop Grumman Corporation and David L. Bialosky (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003.)

10.32	Amended and Restated TRW Automotive Supplemental Retirement Income Plan, dated February 27, 2003 (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.33	Letter Agreement, dated May 27, 2003, between John C. Plant and TRW Automotive Inc. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.34	Lucas Funded Executive Pension Scheme No. 4 (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003.)

10.35	Lucas Funded Executive Pension Scheme No. 4 — Plan document relating to previously filed Trust Agreement (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)

10.36	Executive Supplemental Retirement Plan of TRW Automotive Inc., effective February 28, 2003 (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)

10.37	TRW Automotive Benefits Equalization Plan (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003.)

Exhibit
Number		Exhibit Name

10.38		TRW Automotive Deferred Compensation Plan (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003.)

10.39		Note Purchase and Settlement Agreement dated as of October 10, 2004 among TRW Automotive Holdings Corp, Northrop Grumman Corporation and the other parties thereto (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)

10.40		Form of Share Repurchase Agreement between TRW Automotive Holdings Corp. and Automotive Investors L.L.C. (Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 26, 2004.)

10	.41*	Amendment No. 6, dated as of December 31, 2004, to the Receivables Loan Agreement, dated as of February 27, 2003, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders and the funding agents party thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.42		Amendment dated as of April 30, 2004 to Employment Agreement of Peter J. Lake (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)

10.43		Amendment dated as of April 30, 2004 to Employment Agreement of David L. Bialosky (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)

10.44		Amendment dated as of April 30, 2004 to Employment Agreement of Joseph S. Cantie (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)

10	.45*	Amendment dated as of December 16, 2004 to Employment Agreement of John C. Plant

10	.46*	Amendment dated as of December 16, 2004 to Employment Agreement of Steven Lunn

10	.47*	Second Amendment dated as of December 16, 2004 to Employment Agreement of Peter J. Lake

10	.48*	Second Amendment dated as of December 16, 2004 to Employment Agreement of David L. Bialosky

10	.49*	Second Amendment dated as of December 16, 2004 to Employment Agreement of Joseph S. Cantie

10	.50*	Amendment dated as of December 16, 2004 to Employment Agreement of Neil E. Marchuk

10	.51*	Second Amendment dated as of February 22, 2005 to Employment Agreement of John C. Plant

10.52		Employment Agreement dated as of August 16, 2004 by and between TRW Automotive Inc. and Neil E. Marchuk (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)

10.53		Restricted Stock Unit Agreement by and between TRW Automotive Holdings Corp. and J. Michael Losh, dated April 2, 2004 (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)

10.54		Restricted Stock Unit Agreement by and between TRW Automotive Holdings Corp. and Neil E. Marchuk, dated September 7, 2004 (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)

10.55		Restricted Stock Agreement by and between TRW Automotive Holdings Corp. and Neil E. Marchuk, dated September 7, 2004 (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)

10	.56*	Director Offer Letter to J. Michael Losh, dated November 7, 2003

10	.57*	Director Offer Letter to Francois J. Castaing, dated March 31, 2004

10.58		Director Offer Letter to Jody Miller, dated January 7, 2005 (Incorporated by reference to the Current Report on form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed February 1, 2005)

Exhibit
Number		Exhibit Name

10	.59*	Amendment No. 1 dated as of February 4, 2005 to the Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders from time to time parties hereto, the committed lenders from time to time parties hereto, JPMorgan Chase Bank, N.A., Credit Suisse First Boston, The Bank of Nova Scotia, Suntrust Capital Markets, Inc. and Dresdner Bank A.G., New York Bank, as funding agents and JPMorgan Chase Bank, N.A. as administrative agent

10	.60*	Amendment No. 1, dated as of December 31, 2004 to Receivables Purchase Agreement, dated as of February 28, 2003, among Kelsey-Hayes Company, TRW Automotive U.S. LLC, TRW Vehicle Safety Systems Inc. and Lake Center Industries Transportation, Inc., as sellers, TRW Automotive U.S. LLC, as seller agent and TRW Automotive Receivables LLC, as buyer

21	.1*	List of Subsidiaries

23	.1*	Consent of Ernst and Young LLP

23	.2*	Consent of Ernst and Young LLP

23	.3*	Consent of Ernst and Young LLP

31	(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31	(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32	(a)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

32	(b)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

Filed Herewith
      b) Reports on Form 8-K:

During the quarter for which this report is filed, the following reports on Form 8-K were filed:

•	Form 8-K filed October 13, 2004 reporting under “Item 1.01. Entry into a Material Definitive Agreement” and “Item 8.01 Other Events”, the entry into the Note Purchase and Settlement Agreement.

•	Form 8-K filed November 4, 2004 reporting under “Item 12. Results of Operations and Financial Condition”, the filing of financial information for the third quarter of 2004.

•	Form 8-K filed November 17, 2004 reporting under “Item 5.03. Amendments to Articles of Incorporation or By-laws”, the approval of an amendment to the Company’s By-laws.

•	Form 8-K filed December 22, 2004 reporting under “Item 1.01. Entry into a Material Definitive Agreement” and “Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Arrangement of a Registrant”, the entry into an amended and restated credit agreement and also under “Item 1.011 the entry into amendments to executive officer employment agreements.

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

Joseph S. Cantie
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)
Date: February 23, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 23, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JOHN C. PLANT John C. Plant	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOSEPH S. CANTIE Joseph S. Cantie	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ TAMMY S. MITCHELL Tammy S. Mitchell	Controller (Principal Accounting Officer)

/s/ ROBERT L. FRIEDMAN Robert L. Friedman	Director

/s/ NEIL P. SIMPKINS Neil P. Simpkins	Director

/s/ JOSHUA H. ASTROF Joshua H. Astrof	Director

/s/ J. MICHAEL LOSH J. Michael Losh	Director

/s/ PAUL H. O’NEILL Paul H. O’Neill	Director

/s/ FRANCOIS J. CASTAING Francois J. Castaing	Director

10-K EXHIBIT INDEX

Exhibit
Number	Description

2.1	The Master Purchase Agreement, dated as of November 18, 2002 between BCP Acquisition Company L.L.C. and Northrop Grumman Corporation (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

2.2	Amendment No. 1, dated December 20, 2002, to the Master Purchase Agreement, dated as of November 18, 2002, among BCP Acquisition Company L.L.C., Northrop Grumman Corporation, TRW Inc. and TRW Automotive Inc. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

2.3	Amendment No. 2, dated February 28, 2003, to the Master Purchase Agreement, dated as of November 18, 2002, among BCP Acquisition Company L.L.C., Northrop Grumman Corporation, Northrop Grumman Space & Mission Systems Corp. and TRW Automotive Inc. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

3.1	Amended and Restated Certificate of Incorporation of TRW Automotive Holdings Corp. (Incorporated by reference to the Annual Report Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2003)

3.2	Third Amended and Restated By-Laws of TRW Automotive Holdings Corp. (Incorporated by reference to the Current Report Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 17, 2004)

4.1	Form of Certificate of Common Stock (Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 26, 2004.)

4.2	Dollar Senior Notes Indenture dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.3	Dollar Senior Notes Supplemental Indenture dated as of February 28, 2003 among the New Guarantors (as defined therein), TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.4	Dollar Senior Subordinated Notes Indenture dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.5	Dollar Senior Subordinated Notes Supplemental Indenture dated as of February 28, 2003 among the New Guarantors (as defined therein), TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.6	Euro Senior Notes Indenture dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.7	Euro Senior Notes Supplemental Indenture dated as of February 28, 2003 among the New Guarantors (as defined therein), TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.8	Euro Senior Subordinated Notes Indenture dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

Exhibit
Number	Description

4.9	Euro Senior Subordinated Notes Supplemental Indenture dated as of February 28, 2003 among the New Guarantors (as defined therein), TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.10	9 3/8% $925,000,000 Senior Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and J.P. Morgan Securities Inc. for itself and on behalf of the Dollar Initial Purchases (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.11	Joinder to the 9 3/8% $925,000,000 Senior Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 28, 2003 among TRW Automotive Acquisition Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Inc. for itself and on behalf of the Dollar Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.12	10 1/8% €200,000,000 Senior Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and J.P. Morgan Securities Ltd. for itself and on behalf of the Euro Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.13	Joinder to the 10 1/8% €200,000,000 Senior Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 28, 2003 among TRW Automotive Acquisition Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Ltd. for itself and on behalf of the Euro Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.14	11% $300,000,000 Senior Subordinated Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and J.P. Morgan Securities Inc. for itself and on behalf of the Dollar Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.15	Joinder to the 11% $300,000,000 Senior Subordinated Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 28, 2003 among TRW Automotive Acquisition Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Inc. for itself and on behalf of the Dollar Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.16	11 3/4% €125,000,000 Senior Subordinated Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and J.P. Morgan Securities Ltd. for itself and on behalf of the Euro Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.17	Joinder to the 11 3/4% €125,000,000 Senior Subordinated Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 28, 2003 among TRW Automotive Acquisition Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Ltd. for itself and on behalf of the Euro Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

4.18	8% $600,000,000 Pay-in-kind Note dated as of February 28, 2003 due February 28, 2018 issued by TRW Automotive Intermediate Holdings Corp. to TRW Automotive Safety Systems Inc. (Incorporated by reference to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on November 14, 2003.)

4.19	Euro Senior Notes Second Supplemental Indenture dated as of December 4, 2003 among the Guarantors (as defined therein), TRW Automotive Inc. (formerly known as TRW Automotive Acquisition Corp.) and The Bank of New York, as Trustee (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 15, 2004.)

Exhibit
Number		Description

4.20		Euro Senior Subordinated Notes Second Supplemental Indenture dated as of December 4, 2003 among the Guarantors (as defined therein), TRW Automotive Inc. (formerly known as TRW Automotive Acquisition Corp.) and The Bank of New York, as Trustee (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 15, 2004.)

4.21		Form of Rights Agreement dated January 23, 2004 between TRW Automotive Holdings Corp. and National City Bank as Rights Agent (Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 26, 2004.)

4.22		Letter Agreement dated June 23, 2004 between Richmond TASSI Inc. (formerly known as TRW Automotive Safety Systems Inc.), TRW Automotive Intermediate Holdings Corp. and Northrop Grumman Space and Mission Systems Corp. (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed July 28, 2004)

4.23		8% $600,000,000 Pay-in-kind Note dated February 28, 2003, as amended and restated on June 23, 2004 due February 28, 2018 issued by TRW Automotive Intermediate Holdings Corp. to Richmond TASSI Inc. (formerly known as TRW Automotive Safety Systems Inc.) and transferred to Northrop Grumman Space & Mission Systems Corp. (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed July 28, 2004)

10	.1*	Fourth Amended and Restated Credit Agreement dated as of December 17, 2004, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Foreign Subsidiary Borrowers party hereto, the Lenders party hereto from time to time, JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank) as Administrative Agent and as Collateral Agent for the Lenders, Bank of America, N.A. and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents, and Credit Suisse First Boston and The Bank of Nova Scotia, as Co-Documentation Agents.

10.2		U.S. Guarantee and Collateral Agreement, dated and effective as of February 28, 2003, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Acquisition Corp., each other subsidiary of TRW Automotive Holdings Corp. party thereto, TRW Automotive Finance (Luxembourg), S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.3		Finco Guarantee Agreement, dated as of February 28, 2003, between TRW Automotive Finance (Luxembourg), S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.4		First-Tier Subsidiary Pledge Agreement, dated and effective as of February 28, 2003, among TRW Automotive Acquisition Corp., each subsidiary of TRW Automotive Acquisition Corp. party thereto and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.5		Receivables Purchase Agreement, dated as of February 28, 2003, among Kelsey-Hayes Company, TRW Automotive Receivables U.S. LLC, TRW Vehicle Safety Systems Inc. and Lake Center Industries Transportation, Inc. as sellers, TRW Automotive U.S. LLC, as seller agent and TRW Automotive Receivables LLC, as buyer (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10	.6*	Amended and Restated Transfer Agreement, dated as of December 31, 2004, between TRW Automotive Receivables LLC and TRW Automotive Global Receivables LLC.

10	.7*	Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders from time to time parties hereto, the committed lenders from time to time parties hereto, JPMorgan Chase Bank, N.A., Credit Suisse First Boston, The Bank of Nova Scotia, Suntrust Capital Markets, Inc. and Dresdner Bank AG, New York Branch, as funding agents and JPMorgan Chase Bank, N.A. as administrative agent

Exhibit
Number		Description

10	.8*	Amended and Restated Servicing Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, TRW Automotive U.S. LLC, as collection agent, the Persons identified on Schedule I thereto, as sub-collection agents, and JPMorgan Chase Bank, N.A., as administrative agent

10	.9*	Amended and Restated Performance Guaranty, dated as of December 31, 2004, among TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Persons identified on Schedule IV thereto, as performance guarantors, TRW Automotive Receivables LLC, TRW Automotive Global Receivables LLC, and JPMorgan Chase Bank, N.A. as administrative agent

10.10		Trust deed constituting £100,000,000 10% Bonds Due 2020, dated January 10, 1999, between Lucas Industries plc and The Law Debenture Trust Corporation p.l.c. (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003.)

10.11		Intellectual Property License Agreement, dated as of February 28, 2003, between TRW Automotive Acquisition Corp.and Northrop Grumman Space and Missions Corp. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.12		Intellectual Property License Agreement, dated as of February 28, 2003, between Northrop Grumman Space and Missions Corp. and TRW Automotive Acquisition Corp. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.13		Restricted Stock Unit Agreement with Francois J. Castaing dated June 18, 2004 (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp. (File No. 001-31970) filed July 28, 2004.)

10.14		Employee Matters Agreement, dated as of February 28, 2003, between TRW Inc. and TRW Automotive Acquisition Corp. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.15		Insurance Allocation Agreement, dated as of February 28, 2003, between TRW Inc. and TRW Automotive Acquisition Corp. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.16		Second Amended and Restated Stockholders Agreement, dated as of January 28, 2004, between TRW Automotive Holdings Corp., Automotive Investors L.L.C. and Northrop Grumman Corporation (Incorporated by reference to Amendment No. 6 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 27, 2004.)

10.17		Transaction and Monitoring Fee Agreement, dated as of February 28, 2003, between TRW Automotive Acquisition Corp. and Blackstone Management Partners IV L.L.C. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.18		Employee Stockholders Agreement, dated as of February 28, 2003, by and among TRW Automotive Holdings Corp. and the other parties named therein (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.19		Consent, dated as of April 4, 2003, between TRW Automotive Holdings Corp. and Automotive Investors L.L.C. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.20		Amended and Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 26, 2004.)

10.21		Form of General Non-Qualified Stock Option Agreement (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.22		Employment Agreement, dated as of February 6, 2003 between TRW Automotive Acquisition Corp., TRW Limited and John C.Plant (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

Exhibit
Number	Description

10.23	Employment Agreement, dated as of February 28, 2003 by and between TRW Automotive Acquisition Corp., TRW Limited and Steven Lunn (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.24	Employment Agreement, dated as of February 27, 2003 by and between TRW Limited and Peter J. Lake (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.25	Employment Agreement, dated as of February 13, 2003 by and between TRW Automotive Acquisition Corp. and Joseph S. Cantie (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.26	Employment Agreement dated as of February 13, 2003 by and between TRW Automotive Acquisition Corp. and David L. Bialosky (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.27	Retention Agreement, dated August 9, 2002, by and between Northrop Grumman Corporation and John C. Plant (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.28	Retention Agreement, dated August 9, 2002, by and between Northrop Grumman Corporation and Steven Lunn (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003.)

10.29	Retention Agreement, dated August 9, 2002, by and between Northrop Grumman Corporation and Peter J. Lake (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003.)

10.30	Retention Agreement, dated August 9, 2002, by and between Northrop Grumman Corporation and Joseph S. Cantie (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003.)

10.31	Retention Agreement, dated August 9, 2002, by and between Northrop Grumman Corporation and David L. Bialosky (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003.)

10.32	Amended and Restated TRW Automotive Supplemental Retirement Income Plan, dated February 27, 2003 (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.33	Letter Agreement, dated May 27, 2003, between John C. Plant and TRW Automotive Inc. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003.)

10.34	Lucas Funded Executive Pension Scheme No. 4 (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003.)

10.35	Lucas Funded Executive Pension Scheme No. 4 — Plan document relating to previously filed Trust Agreement (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)

10.36	Executive Supplemental Retirement Plan of TRW Automotive Inc., effective February 28, 2003 (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)

10.37	TRW Automotive Benefits Equalization Plan (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003.)

10.38	TRW Automotive Deferred Compensation Plan (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003.)

Exhibit
Number		Description

10.39		Note Purchase and Settlement Agreement dated as of October 10, 2004 among TRW Automotive Holdings Corp, Northrop Grumman Corporation and the other parties thereto (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)

10.40		Form of Share Repurchase Agreement between TRW Automotive Holdings Corp. and Automotive Investors L.L.C. (Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 26, 2004.)

10	.41*	Amendment No. 6, dated as of December 31, 2004, to the Receivables Loan Agreement, dated as of February 27, 2003, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders and the funding agents party thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.42		Amendment dated as of April 30, 2004 to Employment Agreement of Peter J. Lake (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)

10.43		Amendment dated as of April 30, 2004 to Employment Agreement of David L. Bialosky (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)

10.44		Amendment dated as of April 30, 2004 to Employment Agreement of Joseph S. Cantie (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)

10	.45*	Amendment dated as of December 16, 2004 to Employment Agreement of John C. Plant

10	.46*	Amendment dated as of December 16, 2004 to Employment Agreement of Steven Lunn

10	.47*	Second Amendment dated as of December 16, 2004 to Employment Agreement of Peter J. Lake

10	.48*	Second Amendment dated as of December 16, 2004 to Employment Agreement of David L. Bialosky

10	.49*	Second Amendment dated as of December 16, 2004 to Employment Agreement of Joseph S. Cantie

10	.50*	Amendment dated as of December 16, 2004 to Employment Agreement of Neil E. Marchuk

10	.51*	Second Amendment dated as of February 22, 2005 to Employment Agreement of John C. Plant

10.52		Employment Agreement dated as of August 16, 2004 by and between TRW Automotive Inc. and Neil E. Marchuk (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)

10.53		Restricted Stock Unit Agreement by and between TRW Automotive Holdings Corp. and J. Michael Losh, dated April 2, 2004 (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)

10.54		Restricted Stock Unit Agreement by and between TRW Automotive Holdings Corp. and Neil E. Marchuk, dated September 7, 2004 (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)

10.55		Restricted Stock Agreement by and between TRW Automotive Holdings Corp. and Neil E. Marchuk, dated September 7, 2004 (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)

10	.56*	Director Offer Letter to J. Michael Losh, dated November 7, 2003

10	.57*	Director Offer Letter to Francois J. Castaing, dated March 31, 2004

10.58		Director Offer Letter to Jody Miller, dated January 7, 2005 (Incorporated by reference to the Current Report on form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed February 1, 2005)

10	.59*	Amendment No. 1 dated as of February 4, 2005 to the Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders from time to time parties hereto, the committed lenders from time to time parties hereto, JPMorgan Chase Bank, N.A., Credit Suisse First Boston, The Bank of Nova Scotia, Suntrust Capital Markets, Inc. and Dresdner Bank A.G., New York Bank, as funding agents and JPMorgan Chase Bank, N.A. as administrative agent

Exhibit
Number		Description

10	.60*	Amendment No. 1, dated as of December 31, 2004 to Receivables Purchase Agreement, dated as of February 28, 2003, among Kelsey-Hayes Company, TRW Automotive U.S. LLC, TRW Vehicle Safety Systems Inc. and Lake Center Industries Transportation, Inc., as sellers, TRW Automotive U.S. LLC, as seller agent and TRW Automotive Receivables LLC, as buyer

21	.1*	List of Subsidiaries

23	.1*	Consent of Ernst and Young LLP

23	.2*	Consent of Ernst and Young LLP

23	.3*	Consent of Ernst and Young LLP

31	(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31	(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32	(a)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

32	(b)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Filed Herewith