Form 10-Q
period 2005-04-01
TRW AUTOMOTIVE HOLDINGS CORP
filed 2005-05-05
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

or

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
None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.).     Yes ☐          No ☑
      As of April 22, 2005, the number of shares outstanding of the registrant’s Common Stock was 98,987,529.

TRW Automotive Holdings Corp.

i

PART I

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRW Automotive Holdings Corp.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended

	April 1, 2005	March 26, 2004

	(In millions, except per share
	amounts)
Sales	$3,225	$2,923
Cost of sales	2,861	2,599

Gross profit	364	324
Administrative and selling expenses	136	124
Research and development expenses	54	37
Amortization of intangible assets	8	9
Restructuring charges and asset impairments	8	5
Other (income) expense — net	3	(4)

Operating income	155	153
Interest expense — net	58	62
Loss on retirement of debt	—	47
Accounts receivable securitization costs	1	1

Earnings before income taxes	96	43
Income tax expense	46	41

Net earnings	$50	$2

Basic earnings per share:
Earnings per share	$0.51	$0.02

Weighted average shares	99.0	94.3

Diluted earnings per share:
Earnings per share	$0.50	$0.02

Weighted average shares	101.0	97.8

See accompanying notes to unaudited consolidated financial statements.

TRW Automotive Holdings Corp.
Consolidated Balance Sheets

	As of

	April 1, 2005	December 31, 2004

	(Unaudited)
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$435	$790
Marketable securities	16	19
Accounts receivable — net	1,904	1,813
Inventories	667	684
Prepaid expenses	57	34
Deferred income taxes	170	176

Total current assets	3,249	3,516
Property, plant and equipment — net	2,530	2,635
Goodwill	2,357	2,357
Intangible assets — net	758	765
Prepaid pension cost	201	190
Deferred income taxes	98	91
Other assets	554	560

Total assets	$9,747	$10,114

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Short-term debt	$38	$40
Current portion of long-term debt	17	19
Trade accounts payable	1,794	1,887
Accrued compensation	267	309
Income taxes payable	240	233
Other current liabilities	1,011	992

Total current liabilities	3,367	3,480
Long-term debt	2,875	3,122
Post-retirement benefits other than pensions	953	959
Pension benefits	813	843
Deferred income taxes	267	268
Long-term liabilities	275	272

Total liabilities	8,550	8,944
Minority interests	60	65
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,131	1,131
Accumulated deficit	(22)	(72)
Accumulated other comprehensive earnings	27	45

Total stockholders’ equity	1,137	1,105

Total liabilities, minority interests, and stockholders’ equity	$9,747	$10,114

See accompanying notes to unaudited consolidated financial statements.

TRW Automotive Holdings Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended

	April 1, 2005	March 26, 2004

	(Dollars in millions)
Operating Activities
Net earnings	$50	$2
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	128	123
Pension and other post-retirement benefits contributions, net of expense	(29)	(3)
Amortization of deferred financing fees	5	2
Non-cash portion of loss on retirement of debt	—	17
Deferred income taxes	(2)	—
Other — net	6	16
Changes in assets and liabilities, net of effects of businesses acquired or divested:
Accounts receivable, net	(163)	(524)
Inventories	(2)	17
Trade accounts payable	(45)	111
Prepaid expense and other assets	(19)	(9)
Other liabilities	20	39

Net cash used in operating activities	(51)	(209)
Investing Activities
Capital expenditures	(83)	(67)
Net proceeds from asset sales and divestitures	—	107
Other — net	—	(2)

Net cash (used in) provided by investing activities	(83)	38
Financing Activities
Decrease in short-term debt	(1)	(10)
Proceeds from issuance of long-term debt	1,293	1,268
Redemption of long-term debt	(1,506)	(1,769)
Debt issue costs	(4)	(6)
Issuance of capital stock, net of fees	143	635
Repurchase of capital stock	(143)	(319)

Net cash used in financing activities	(218)	(201)
Effect of exchange rate changes on cash	(3)	(7)

Decrease in cash and cash equivalents	(355)	(379)
Cash and cash equivalents at beginning of period	790	828

Cash and cash equivalents at end of period	$435	$449

See accompanying notes to unaudited consolidated financial statements.

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Description of Business
      TRW Automotive Holdings Corp. (together with its subsidiaries, the “Company”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and related aftermarkets. The Company conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and crash sensors. The Company is primarily a “Tier 1” supplier (a supplier which sells directly to OEMs), with over 85% of its sales in 2004 made directly to OEMs.

2.	Basis of Presentation
      These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2005. Certain prior period amounts have been reclassified to conform to the current year presentation.
      The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three months ended April 1, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005.
      The Company follows a fiscal calendar that ends on December 31. However, each fiscal quarter has three periods consisting of one five week period and two four week periods. Each week ends on a Friday with the possible exception of the final week of the year, which always ends on December 31. As such, the three months ended April 1, 2005 contained five additional calendar days as compared to the three months ended March 26, 2005.
      Earnings per share. Basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings per share were:

	Three Months Ended

	April 1, 2005	March 26, 2004

	(In millions)
Weighted average shares outstanding	99.0	94.3
Effect of dilutive securities	2.0	3.5

Diluted shares outstanding	101.0	97.8

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

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
      The following table presents the movement in the product warranty liability for the three months ended April 1, 2005 and for the three months ended March 26, 2004:

				Changes in
				Estimates And
		Current	Used for	Effects of
	Beginning	Period	Purposes	Foreign Currency	Ending
	Balance	Accruals	Intended	Translation	Balance

	(Dollars in millions)
Three months ended April 1, 2005	$110	$17	$(9)	$(7)	$111
Three months ended March 26, 2004	74	19	(7)	—	86
      Stock-based compensation. Stock options under employee compensation plans are accounted for using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Pursuant to APB 25, no stock-based employee compensation expense is reflected in net earnings if options granted have exercise prices greater than or equal to the market value of the underlying common stock of the Company (“Common Stock”) on the date of grant.
      The following table illustrates the effect on net earnings as if the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” had been applied to stock-based employee compensation:

	Three Months Ended

	April 1, 2005	March 26, 2004

	(In millions, except per share
	amounts)
Net earnings, as reported	$50	$2
Deduct: Stock-based compensation under SFAS 123 fair value method, net of related tax effects	(2)	(2)

Adjusted net earnings, fair value method	$48	$—

Basic earnings per share:
As reported	$0.51	$0.02

Pro forma	$0.49	$—

Diluted earnings per share:
As reported	$0.50	$0.02

Pro forma	$0.48	$—

      Comprehensive earnings (losses). The components of comprehensive earnings (losses), net of related tax, are as follows:

	Three Months Ended

	April 1, 2005	March 26, 2004

	(Dollars in millions)
Net earnings	$50	$2
Foreign currency translation losses, net	(31)	(17)
Realized net gains on cash flow hedges	13	4

Comprehensive earnings (losses)	$32	$(11)

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
      Recent accounting pronouncements. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, as was allowed under APB 25, will no longer be an alternative. On April 14, 2005, the SEC issued a rule delaying the effective date of SFAS 123(R) to annual periods beginning after June 15, 2005. In light of this deferral, the Company is continuing to analyze the impact of the adoption of SFAS 123(R), and has not yet finalized its expected adoption date. Had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as previously described.

3.	Subsequent Event
      On May 3, 2005, the Company repurchased approximately €48 million principal amount of its 10 1/8% Senior Notes due 2013 with a portion of the proceeds from the issuance of capital stock (see Note 13). In the second quarter of 2005, the Company will record a loss on retirement of debt of approximately $6 million for the related redemption premium on the 10 1/8% Senior Notes, and approximately $1 million for the write-off of deferred debt issue costs.

4.	Divestiture and Asset Sales
      On January 9, 2004, the Company completed the disposal of its North American Independent Aftermarket business, (“Autospecialty”) which had sales of approximately $55 million in 2003. Proceeds from the sale were approximately $10 million, net of cash retained in the business. Through the sale date, Autospecialty’s financial position and results of operations were included in the Company’s consolidated financial statements. As the purchase price approximated the book value of Autospeciality on the sale date, no gain or loss was incurred in connection with this divestiture.
      During the first quarter of 2004, the Company also completed two sale-leaseback transactions involving certain land and buildings used for corporate and engineering activities in Shirley, England and Livonia, Michigan. The Company received cash on the disposals of approximately $90 million (including unremitted VAT of approximately $14 million, which has subsequently been remitted) and $7 million, respectively. The Shirley transaction included a capital lease component of $21 million due to the retention of interest by the Company in certain buildings.

5.	Restructuring
      For the three months ended April 1, 2005, Chassis Systems, Occupant Safety Systems and Automotive Components recorded charges of $4 million, $2 million, and $2 million, respectively, for severance and costs related to the consolidation of certain facilities.
      For the three months ended March 26, 2004, Chassis Systems recorded charges of $5 million for severance and costs related to the consolidation of certain facilities. The Company also recorded an additional $2 million reserve in purchase accounting primarily for severance related to strategic restructurings and plant closings.

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
      The following table illustrates the movement of the restructuring reserves:

					Changes in
					Estimates
					and Effects
		Current	Purchase	Used for	of Foreign
	Beginning	Period	Price	Purposes	Currency	Ending
	Balance	Accruals	Allocation	Intended	Translation	Balance

	(Dollars in millions)
Three months ended April 1, 2005	$49	$8	$—	$(12)	$(4)	$41
Three months ended March 26, 2004	79	5	2	(25)	(2)	59
      Of the $41 million restructuring reserve accrued as of April 1, 2005, approximately $18 million is expected to be paid in 2005 and the remainder is expected to be paid in 2006 through 2010. Of the remainder, the Company expects to pay approximately $18 million related to involuntary employee termination arrangements outside the United States over the next several years in accordance with local law.

6.	Inventories
      The major classes of inventory are as follows:

	As of

	April 1, 2005	December 31, 2004

	(Dollars in millions)
Finished products and work in process	$360	$373
Raw materials and supplies	307	311

Total inventories	$667	$684

7.	Goodwill and Intangible Assets

Goodwill
      As of both April 1, 2005 and December 31, 2004, goodwill balances for the Chassis Systems segment, the Occupant Safety Systems segment and the Automotive Components segment were $946 million, $910 million and $501 million, respectively.

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)

Intangible Assets
      The following table reflects intangible assets and related amortization:

	As of April 1, 2005			As of December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Dollars in millions)
Definite-lived intangible assets:
Customer relationships	$452	$(47)	$405	$452	$(42)	$410
Developed technology	82	(21)	61	81	(18)	63

Total	534	(68)	466	533	(60)	473
Indefinite-lived intangible assets:
Trademarks	292	—	292	292	—	292

Total	$826	$(68)	$758	$825	$(60)	$765

      Aggregate amortization expense for the three months ended April 1, 2005 and March 26, 2004 was $8 million and $9 million, respectively. The Company expects that ongoing amortization expense will approximate $33 million in each of the next five years.

8.	Other (Income) Expense — Net
      The following table provides details of other (income) expense — net:

	Three Months Ended

	April 1, 2005	March 26, 2004

	(Dollars in millions)
Minority interest	$2	$3
Earnings of affiliates	(5)	(4)
Foreign currency exchange losses	5	3
Provision for bad debts	13	1
Miscellaneous other income	(12)	(7)

Other (income) expense — net	$3	$(4)

      Provisions for bad debts of approximately $13 million were made during the first three months of 2005, primarily in conjunction with bankruptcy and administration proceedings of certain of the Company’s customers.

9.	Accounts Receivable Securitization
      On December 31, 2004, the Company entered into an amendment and restatement of the Receivables Facility, which was originally entered into in February 2003. The Receivables Facility provides up to $400 million in funding principally from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors.
      The purpose of the amendment and restatement was to (i) extend the term of the facility to December 2009, (ii) re-price the program to reflect current market rates, (iii) improve the availability of the facility through changes in dilution mechanics and concentration limits, (iv) change the funding mechanics to allow

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
daily borrowings and (v) make certain other administrative changes. The Receivables Facility was amended further in the first quarter of 2005 to (i) add an additional conduit to the facility, (ii) adjust the retroactive pricing provisions and (iii) change the manner in which the dilution factor is calculated.
      Under the Receivables Facility, as amended, certain subsidiaries of the Company (“the Sellers”) sell trade accounts receivable (the “Receivables”) originated by them and certain of their subsidiaries as sellers in the United States through the Receivables Facility. Receivables are sold to TRW Automotive Receivables LLC (the “Transferor”) at a discount. The Transferor is a bankruptcy remote special purpose limited liability company that is a wholly-owned subsidiary of the Company. The Transferor’s purchase of Receivables is financed through a transfer agreement with TRW Automotive Global Receivables LLC (the “Borrower”). Under the terms of the Transfer Agreement, the Borrower purchases all Receivables sold to the Transferor. The Borrower is a bankruptcy remote qualifying special purpose limited liability company that is wholly-owned by the Transferor and is not consolidated when certain requirements are met.
      Generally, multi-seller commercial paper conduits supported by committed liquidity facilities are available to provide cash funding for the Borrowers’ purchase of Receivables through secured loans/tranches to the extent desired and permitted under the receivables loan agreement. A note is issued for the difference between Receivables purchased and cash borrowed through the facility. The Sellers act as servicing agents per the servicing agreement, and continue to service the transferred receivables for which they receive a monthly servicing fee at a rate of 1% per annum of the average daily outstanding balance of receivables. The usage fee under the Receivables Facility, as amended, is 0.85% of outstanding borrowings. In addition, the Company is required to pay a fee of 0.40% on the unused portion of the Receivables Facility. Both the usage fee and the fee on the unused portion of the facility are subject to a leverage-based grid. These rates are per annum and payments of these fees are made to the lenders monthly.
      Availability of funding under the Receivables Facility depends primarily upon the outstanding trade accounts receivable balance, and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). As of April 1, 2005, based on the terms of this facility and the criteria described above, approximately $297 million of the Company’s total reported accounts receivable balance was considered eligible for borrowings under this facility, of which approximately $187 million would have been available for funding. The Company had no outstanding borrowings under this facility as of April 1, 2005. As such, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of the borrower’s assets and, therefore, the financial statements of the borrower were included in our unaudited consolidated financial statements as of April 1, 2005.
      In addition to the Receivables Facility described above as amended, certain of the Company’s European subsidiaries entered into receivables financing arrangements in December 2003, January 2004 and December 2004. The Company has approximately €78 million available for a term of one year through factoring arrangements in which customers send bills of exchange directly to the bank. The Company also has €75 million available for a term of one year through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its domestic affiliates and sells those trade receivables to a domestic bank. The Company also has an additional receivables financing arrangement in Europe with an availability of £40 million and a term of one year through an arrangement involving a wholly-owned special purpose vehicle. There were no outstanding borrowings under any of these facilities as of April 1, 2005.
      The Company does not own any variable interests in the multi-seller conduits, as that term is defined in FIN 46R.

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)

10.	Income Taxes
      Under Accounting Principles Board Opinion No. 28. “Interim Financial Reporting”, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. Income tax expense for the three months ended April 1, 2005 was $46 million on pre-tax income of $96 million as compared to income tax expense of $41 million on pre-tax income of $43 million in the same period a year ago. The income tax rate varies from the United States statutory income tax rate due primarily to losses in certain jurisdictions without recognition of a corresponding income tax benefit, as well as non-deductible interest expense in certain foreign jurisdictions.
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

11.	Pension Plans and Post-Retirement Benefits Other Than Pensions (“OPEB”)

Pension Plans
      The following table provides the components of net pension cost (income) for the Company’s defined benefit pension plans for the three months ended April 1, 2005 and March 26, 2004:

	Three Months Ended

	April 1, 2005			March 26, 2004

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

	(Dollars in millions)
Defined benefit plans
Service cost	$7	$9	$5	$8	$8	$5
Interest cost on projected benefit obligations	17	66	8	17	54	7
Expected return on plan assets	(14)	(89)	(3)	(13)	(75)	(3)

Net pension cost (income)	$10	$(14)	$10	$12	$(13)	$9

Post-Retirement Benefits Other Than Pensions (“OPEB”)
      The following table provides the components of net post-retirement benefit cost for the plans for the three months ended April 1, 2005 and March 26, 2004. The net post-retirement benefit cost for the three months ended March 26, 2004 includes the retroactive recognition of the prescription drug subsidy provided for in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPD Act”). Retroactive

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
recognition of the subsidy reduced expense by $0.3 million, which has been reflected in the accompanying unaudited consolidated statement of operations for the three months ended March 26, 2004.

	Three Months Ended

	April 1,	March 26,
	2005	2004

	(Dollars in millions)
Service cost	$2	$2
Interest cost	12	16
Amortization of unrecognized income	(2)	—

Net post-retirement benefit cost	$12	$18

12.	Debt
      Total outstanding debt of the Company as of April 1, 2005 and December 31, 2004 consisted of the following:

	As of

	April 1,	December 31,
	2005	2004

	(Dollars in millions)
Short-term debt	$38	$40

Long-term debt:
Senior Notes	$1,042	$1,063
Senior Subordinated Notes	300	306
Term Loan facilities	1,298	1,512
Revolving credit facility	—	—
Lucas Industries Limited debentures due 2020	198	202
Capitalized leases	36	39
Other borrowings	18	19

Total long-term debt	2,892	3,141
Less current portion	17	19

Long-term debt, net of current portion	$2,875	$3,122

Senior Notes and Senior Subordinated Notes
      The Senior Notes consist of 9 3/8% Senior Notes and 10 1/8% Senior Notes in original principal amounts of $925 million and €200 million, respectively. The Senior Subordinated Notes consist of 11% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes in original principal amounts of $300 million and €125 million, respectively. Interest is payable semi-annually on February 15 and August 15 and maturity is February 15, 2013. The Senior Notes are unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are guaranteed on a senior subordinated unsecured basis, in each case by substantially all existing and future wholly-owned domestic subsidiaries and by TRW Automotive Finance (Luxembourg), S.à.r.l. (“TRW Luxembourg”), a restricted Luxembourg subsidiary.
      In the first quarter of 2004, the Company used approximately $319 million of the net proceeds from its initial public offering to repurchase 12,068,965 shares of Common Stock held by an affiliate of Blackstone and approximately $317 million of such proceeds to repay a portion of each of the dollar and euro Senior Notes

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
and Senior Subordinated Notes, in each case including the payment of a related redemption premium thereon, as follows:

•	$117 million of such proceeds were used to repay 35% of the $300 million aggregate principal amount of 11% Senior Subordinated Notes;

•	$61 million was used to repay 35% of the €125 million aggregate principal amount of 11 3/4% Senior Subordinated Notes;

•	$109 million was used to repay 11% of the $925 million aggregate principal amount of 9 3/8% Senior Notes; and

•	$30 million was used to repay 11% of the €200 million aggregate principal amount of 10 1/8% Senior Notes.
      The loss on retirement of debt incurred on the above repayments consisted of redemption premiums totaling $30 million and write-off of deferred debt costs totaling $6 million.
      As discussed in Note 3, Subsequent Event, on May 3, 2005, the Company repurchased approximately €48 million principal amount of the 10 1/8% Senior Notes.

Credit Facilities
      Senior Secured Credit Facilities. On December 21, 2004, the Company entered into the Fourth Amended and Restated Credit Agreement dated as of December 17, 2004 with the lenders party thereto. The amended and restated credit agreement provides for $1.9 billion in senior secured credit facilities, consisting of (i) a 5-year $900 million revolving credit facility, (ii) a 5-year $400 million term loan A facility and (iii) a 7.5-year $600 million term loan B facility (combined with the new revolving credit facility and new term loan A, the “New Senior Secured Facilities”). The initial draw under the New Senior Secured Facilities occurred on January 10, 2005 (the “Funding Date”). Proceeds from the New Senior Secured Facilities were used to refinance the credit facilities existing as of December 31, 2004 (with the exception of the term loan E discussed below), and pay fees and expenses related to the refinancing. In conjunction with the December 21, 2004 refinancing, the Company capitalized $5 million in deferred debt issuance costs in 2004, and capitalized an additional $4 million in January 2005. In 2005, the Company recognized accelerated amortization expense of $3 million on the remaining debt issuance costs related to those certain syndicated term loans not extinguished until the Funding Date.
      Borrowings under the New Senior Secured Facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the administrative agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR or a eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of April 1, 2005, the applicable margin for the term loan A and the revolving credit facility was 0.375% with respect to base rate borrowings and 1.375% with respect to eurocurrency borrowings, and the applicable margin for the term loan B and the term loan E was 0.50% with respect to base rate borrowings and 1.50% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the revolving credit facility was 0.35%. The commitment fee on the revolving credit facility and the applicable margin on the New Senior Secured Facilities are subject to a leverage-based grid.
      The term loan A will amortize in equal quarterly amounts, beginning with 15% in the third year after funding, 40% in the fourth year and 45% in the fifth year. The term loan B will amortize in equal quarterly installments in an amount equal to 1% per annum during the first seven years and three months and in one final installment on the maturity date.

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
      Like the previous credit facilities, the New Senior Secured Facilities are unconditionally guaranteed by the Company and substantially all existing and subsequently acquired domestic subsidiaries of TRW Automotive Inc. (other than the Company’s receivables subsidiaries). Obligations of the foreign subsidiary borrowers will be unconditionally guaranteed by the Company, TRW Automotive Inc. and certain foreign subsidiaries of TRW Automotive Inc. The New Senior Secured Facilities, like the previous credit facilities, will be secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive Inc. and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of TRW Automotive Inc. and substantially all of its domestic subsidiaries, and 65% of the stock of foreign subsidiaries owned by domestic entities. In addition, like the previous credit facilities, foreign borrowings under the New Senior Secured Facilities will be secured by assets of the foreign borrowers.
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
      November 2004 Refinancing. On November 2, 2004, the Company amended and restated its then existing credit agreement to provide for a new $300 million tranche E term loan, the proceeds of which were used along with cash on-hand to purchase the seller note with a face value, including accrued interest, of $678 million from Northrop Grumman Corporation (“Northrop”). The term loan E matures on October 31, 2010 and will amortize in equal quarterly installments in an amount equal to one percent per annum during the first five years and nine months and in one final installment on the maturity date. The term loan E is guaranteed and secured on the same basis as the new Senior Secured Facilities, as described above.

13.	Capital Stock
      Repurchase of Northrop Shares. On March 8, 2005, the Company entered into two stock purchase agreements (the “Stock Purchase Agreements”) with Northrop and an affiliate of Northrop pursuant to which Northrop and its affiliate agreed to sell to the Company an aggregate of 7,256,500 shares of Common Stock for an aggregate consideration of approximately $143 million in cash. The closing of this sale occurred on March 11, 2005. These shares were immediately retired following the repurchase by the Company.
      Issuance and Registration of Shares. Separately, on March 8, 2005, the Company entered into a Stock Purchase and Registration Rights Agreement (the “T Rowe Agreement”) with T. Rowe Price Group, Inc. (the “First Purchaser”), as investment adviser to the mutual funds and institutional accounts listed therein (the “TRP Investors”). Pursuant to the T Rowe Agreement, the Company sold to the First Purchaser, on behalf of the TRP Investors, 5,256,500 newly issued shares of Common Stock for an aggregate consideration of approximately $103 million in cash on March 11, 2005.
      On March 8, 2005 the Company entered into a Stock Purchase and Registration Rights Agreement (the “Wellington Agreement”) with certain investment advisory clients of Wellington Management Company, llp (each a “Second Purchaser”). Pursuant to the Wellington Agreement, the Company sold to the Second Purchasers an aggregate of 2,000,000 newly issued shares of Common Stock for an aggregate consideration of approximately $40 million in cash on March 11, 2005.
      The proceeds from these share issuances initially were used to return cash and/or reduce liquidity line balances to the levels that existed immediately prior to the time the share purchases from an affiliate of Northrop referenced above took place. As discussed in Note 3, Subsequent Events, on May 3, 2005, a portion

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
of the proceeds from these share issuances was then used to repurchase €48 million principal amount of the Company’s 10 1/8% Senior Notes.
      Pursuant to each of the T Rowe Agreement and the Wellington Agreement, the Company filed a registration statement on Form S-3 with the SEC for the registration of the resale of the shares purchased pursuant to those agreements. The registration statement was declared effective on April 12, 2005. Pursuant to the effective registration statement, the First Purchaser, the TRP Investors and the Second Purchasers will be able to sell their shares of Common Stock into the market from time to time over a maximum period of two years.
      Initial Public Offering. On February 6, 2004, the Company completed an initial public offering of 24,137,931 shares of Common Stock. Net proceeds from the offering, after deducting underwriting discounts and offering expenses, were approximately $636 million. The Company used approximately $319 million of the net proceeds from the offering to repurchase 12,068,965 shares of Common Stock held by an affiliate of The Blackstone Group L.P. (“Blackstone”) and approximately $317 million of such proceeds to repay a portion of each of the dollar and euro Senior Notes and Senior Subordinated Notes. In connection with the offering, the Company effected a 100 for 1 stock split of outstanding shares of Common Stock on January 27, 2004. All share and per share amounts in the consolidated financial statements and these notes thereto have been retroactively adjusted to reflect the 100 for 1 stock split.

14.	Stock-based Compensation
      On March 2, 2005, the Company granted 938,000 stock options and 552,400 restricted stock units to employees and executive officers of the Company pursuant to its 2003 Stock Incentive Plan. Further, on March 2, 2005, the Company granted 4,400 restricted stock units to non-employee independent directors of the Company. The options granted have an 8-year life, vest ratably over three years and have an exercise price equal to the fair value of the stock on the grant date, which was $19.82.
      As of April 1, 2005, the Company had remaining 5,685,669 shares of Common Stock available for issuance under the plan, with outstanding options to purchase approximately 10,451,600 shares of Common Stock granted to certain employees of the Company or employees of its affiliates. These options generally have a 10-year life and generally vest 20% per year over five years.

15.	Related Party Transactions
      Blackstone. In connection with the Acquisition, the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services, of which approximately $1 million is included in each of the three month periods ended April 1, 2005 and March 26, 2004.
      The Company used approximately $319 million of the net proceeds from the Company’s February 2004 initial public offering to repurchase 12,068,965 shares of the Company’s Common Stock held by Automotive Investors L.L.C., an affiliate of Blackstone, at a price per share equal to $26.46, which is the proceeds per share received by the Company less the underwriting discounts.
      Northrop. On March 8, 2005, the Company entered into Stock Purchase Agreements pursuant to which Northrop and its affiliate agreed to sell to the Company an aggregate of 7,256,500 shares of Common Stock for an aggregate consideration of approximately $143 million cash. The closing of this sale occurred on March 11, 2005. Such shares were immediately retired. Following the transaction, Northrop retained

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
ownership of shares representing 9.9% of our outstanding Common Stock. The Company sold 7,256,500 newly issued shares of Common Stock to institutional investors on March 11, 2005. See Note 13.
      Pursuant to the Stock Purchase Agreements, Northrop agreed with the Company to amend and restate the stockholders agreement among Northrop, the Company and an affiliate of Blackstone to (i) delete the right of Northrop with respect to demand registration of certain of its shares and (ii) provide that Northrop and its affiliates shall vote its remaining shares of our Common Stock only in accordance with the instructions provided by such affiliate of Blackstone.
      As of April 1, 2005, the Company has recorded certain receivables from Northrop related to tax, environmental and other indemnities in the master purchase agreement (the “Master Purchase Agreement”) between Northrop and an affiliate of Blackstone relating to the February 2003 acquisition of the shares of the subsidiaries of the former TRW Inc. (“Old TRW”) engaged in the automotive business (the “Acquisition”). During the three months ended April 1, 2005, the Company received approximately $1 million from Northrop pursuant to such indemnifications.

16.	Operating Segments
      The following table presents certain financial information by segment:

	Three Months Ended

	April 1,	March 26,
	2005	2004

	(Dollars in millions)
Sales to external customers:
Chassis Systems	$1,847	$1,662
Occupant Safety Systems	938	859
Automotive Components	440	402

Total Sales	$3,225	$2,923

Segment profit before taxes:
Chassis Systems	$68	$70
Occupant Safety Systems	93	84
Automotive Components	34	35

Segment profit before taxes	195	189
Corporate expense and other	(40)	(36)
Financing costs	(59)	(63)
Loss on retirement of debt	—	(47)

Earnings before income taxes	$96	$43

Intersegment sales:
Chassis Systems	$3	$—
Occupant Safety Systems	14	4
Automotive Components	12	13

	$29	$17

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)

17.	Contingencies
      Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, covering a wide range of matters that arise in the ordinary course of its business activities with respect to commercial, patent, product liability and environmental matters. In addition, the Company and its subsidiaries are conducting a number of environmental investigations and remedial actions at current and former locations of certain of the Company’s subsidiaries. Along with other companies, certain subsidiaries of the Company have been named potentially responsible parties for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably with respect to the Company or the relevant subsidiary. A reserve estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of Company environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of April 1, 2005, the Company had reserves for environmental matters of $70 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position or results of operations. However, the Company cannot predict the effect on the Company’s financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.
      Further, product liability claims may be asserted in the future for events not currently known by management. Although the ultimate liability from these potential claims cannot be ascertained, management does not anticipate that any related liability, after consideration of insurance recovery, would have a material adverse effect on the Company’s financial condition or results of operations.
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
      In 2001, Ford Motor Company recalled approximately 1.4 million Ford light-and heavy-duty trucks, SUVs, minivans and large passenger vehicles to inspect and, if necessary, replace certain front seat belt buckle assemblies. Subsequent to the recall, the National Highway Traffic Administration (“NHTSA”) and Ford received complaints and warranty claims alleging seat belt buckle failure after passing the original recall inspection service. On or about February 18, 2005, NHTSA notified Ford that it had opened an Engineering Analysis to analyze field performance of those vehicles that Ford dealers passed (determined to be functioning properly) using the recall inspection test. A subsidiary of the Company supplied the front seat belt assemblies that were involved in the recall and is assisting Ford in responding to the Engineering Analysis. At this time, the Company is unable to predict the outcome of this investigation, or the impact on its results of operations or financial condition, if any.

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
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
      The following should be read in conjunction with our Annual report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on February 23, 2005, and the other information included herein. References herein to “we,” “our,” or the “Company” refer to TRW Automotive Holdings Corp., together with its subsidiaries.
Executive Overview
      Our Business. We are among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers, or OEMs, and related aftermarkets. We conduct substantially all of our operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). We are primarily a “Tier 1” supplier, with over 85% of our sales in 2004 made directly to OEMs. We operate our business along three operating segments: Chassis Systems, Occupant Safety Systems and Automotive Components.
      We achieved strong first quarter 2005 financial results, with net sales of approximately $3.2 billion, up $302 million or approximately 10% from 2004. The increase resulted primarily from a higher level of sales from new growth in new product areas, increased calendar days and foreign currency translation, partially offset by price reductions to customers and lower vehicle production volumes in North America. Operating income for the three months ended April 1, 2005 was $155 million, an increase of $2 million compared to the three months ended March 26, 2004.
      Recent Trends. We achieved our first quarter 2005 results despite certain unfavorable trends including a decline in market share for vehicle sales among some of our largest customers, pricing pressure from OEMs, the continued rise in inflationary pressures impacting ferrous metals (and other commodities), the growing

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
concerns over the economic viability of our Tier 2 and Tier 3 supply base as they face inflationary pressures and, most recently, the deteriorating financial condition of certain of our customers which has resulted in the recording of provisions for bad debts of approximately $13 million in the first quarter of 2005. During the three months ended April 1, 2005, the effect of these unfavorable trends were mitigated by favorable trends including our sales growth, foreign currency translation and a high level of cost reductions in our businesses. While we continue our efforts to mitigate the risks described above, we cannot assure you that the favorable trends that occurred in 2004 and the first three months of 2005 will continue in the future or that we will not experience a decline in sales, increased costs or disruptions in supply, or that these items will not adversely impact our future earnings. In particular, during 2005, we will continue to evaluate the negative industry trends referred to above, including the deteriorating financial condition of certain of our customers and suppliers, and whether additional actions may be required to mitigate those effects.
      In recent years, the Ford Motor Company, General Motors Corporation and the Chrysler unit of DaimlerChrysler AG (the “Big Three”) have seen a decline in their market share for vehicle sales in North America and Europe, with Asian OEMs increasing their share in such markets. Although we do have business with the Asian OEMs, our customer base is more heavily weighted toward the Big Three. Additionally, pricing pressure from the Big Three and other customers is characteristic of the automotive parts industry. This pressure is substantial and continuing. Virtually all OEMs have policies of seeking price reductions each year. Consequently, we have been forced to reduce our prices in both the initial bidding process and during the terms of contractual arrangements. We have taken steps to reduce costs and resist price reductions; however, price reductions have negatively impacted our sales and profit margins and are expected to do so in the future.
      We continue to work with our suppliers and customers to mitigate the impact of increasing costs of ferrous metals and other commodities. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. These inflationary pressures have placed a significant operational and financial burden on the Company and are expected to continue throughout 2005. Furthermore, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected as a result of being unable to adequately mitigate these inflationary pressures. These pressures have proven to be insurmountable to some of our suppliers and we have seen the number of bankruptcies or insolvencies increase due in part to the recent inflationary pressures. While the unstable condition of some of our suppliers has not led to any significant disruptions thus far, it could lead to delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our supply base for the best source of supply.
      Our Debt and Capital Structure. On an ongoing basis we monitor, and may modify, our debt and capital structure to reduce associated costs and provide greater financial flexibility. During the three months ended April 1, 2005, we continued to reduce our debt levels in addition to drawing down on the amended and restated credit agreements we entered into in December 2004. Further, on May 3, 2005, we repurchased approximately €48 million principal amount of our 10 1/8% Senior Notes with a portion of the proceeds from the issuance of 7,256,500 shares of our common stock (“Common Stock”).
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

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
RESULTS OF OPERATIONS
      The following unaudited consolidated statements of operations compare the results of operations for the three months ended April 1, 2005 and March 26, 2004.

TOTAL COMPANY RESULTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended April 1, 2005 and March 26, 2004
(Unaudited)

	Three Months Ended

	April 1, 2005	March 26, 2004

	(Dollars in millions)
Sales	$3,225	$2,923
Cost of sales	2,861	2,599

Gross profit	364	324
Administrative and selling expenses	136	124
Research and development expenses	54	37
Amortization of intangible assets	8	9
Restructuring charges and asset impairments	8	5
Other (income) expense — net	3	(4)

Operating income	155	153
Interest expense — net	58	62
Loss on retirement of debt	—	47
Accounts receivable securitization costs	1	1

Earnings before income taxes	96	43
Income tax expense	46	41

Net earnings	$50	$2

Three Months Ended April 1, 2005 Compared to Three Months Ended March 26, 2004
      Sales for the three months ended April 1, 2005 of $3.2 billion increased $302 million from $2.9 billion for the three months ended March 26, 2004. The increase resulted primarily from higher volume, the impact of five additional calendar days in the first quarter of 2005, growth in new product areas in excess of price reductions to customers of $170 million and the favorable effect of foreign currency exchange of $132 million. The Company increased sales volume despite significantly lower Big Three production in North America and flat industry production in Europe.
      Gross profit for the three months ended April 1, 2005 of $364 million increased $40 million from $324 million for the three months ended March 26, 2004. The increase resulted primarily from the positive impact of higher volume in excess of adverse product mix of $40 million, a reduction in net pension and OPEB expense of $9 million, and lower product warranty costs primarily in Europe of $5 million. These increases were partially offset by the unfavorable impact of inflation (which included higher commodity prices) and price reductions to our customers, net of savings from cost reductions, of $16 million. Gross profit as a percentage of sales for the three months ended April 1, 2005 was 11.3% compared to 11.1% for the three months ended March 26, 2004.

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
      Administrative and selling expenses for the three months ended April 1, 2005 were $136 million compared to $124 million for the three months ended March 26, 2004. Higher expenses resulted primarily from the combined impact of inflation and lower incentive compensation costs in the first three months of the prior year, as well as the unfavorable effect of foreign currency exchange of $4 million. Administrative and selling expenses as a percentage of sales were 4.2% for the three months ended April 1, 2005 and March 26, 2004.
      Research and development expenses for the three months ended April 1, 2005 were $54 million compared to $37 million for the three months ended March 26, 2004. The increase primarily reflected additional engineering costs to support new programs and growth in emerging markets, the unfavorable effect of foreign currency exchange, lower cost recovery for prototypes and engineering charges, and costs associated with a fire at one of our facilities in Europe. Research and development expenses as a percentage of sales for the three months ended April 1, 2005 were 1.7% compared to 1.3% for the three months ended March 26, 2004.
      Amortization of intangible assets was $8 million for the three months ended April 1, 2005 compared to $9 million for the three months ended March 26, 2004.
      Restructuring charges and asset impairments were $8 million for the three months ended April 1, 2005 compared to $5 million for the three months ended March 26, 2004. For the three months ended April 1, 2005, Chassis Systems, Occupant Safety Systems and Automotive Components recorded charges of $4 million, $2 million, and $2 million respectively, for severance and costs related to the consolidation of certain facilities. For the three months ended March 26, 2004, Chassis Systems recorded charges of $5 million for severance and costs related to the consolidation of certain facilities.
      Other (income) expense — net was expense of $3 million for the three months ended April 1, 2005 compared to income of $(4) million for the three months ended March 26, 2004. The decline in other income reflected higher bad debt expense in connection with bankruptcy and administration proceedings of certain customers of the Company. The decline was partially offset by an increase in miscellaneous other income.
      Interest expense — net for the three months ended April 1, 2005 was $58 million compared to $62 million for the three months ended March 26, 2004. Interest expense for the three months ended April 1, 2005 included approximately $3 million of expenses related to the credit agreement amendment and restatement entered into in December 2004, which was initially drawn on in January 2005. The decrease in net interest expense primarily reflected the impact of the Company’s reduction in debt and various refinancing activities.
      Accounts receivable securitization costs for the three months ended April 1, 2005 were $1 million compared to the $1 million for the three months ended March 26, 2004.
      Loss on retirement of debt for the three months ended March 26, 2004 totaled $47 million. These losses related to the following refinancing transactions:

•	$11 million write-off of unamortized debt issuance costs in conjunction with our January 2004 refinancing of the then-existing term loan facilities; and

•	$30 million of redemption fees and $6 million write-off of unamortized debt issuance costs associated with our dollar and euro-denominated senior notes and senior-subordinated notes which were partially redeemed in March 2004.
      Income tax expense for the three months ended April 1, 2005 was $46 million on pre-tax income of $96 million as compared to income tax expense of $41 million on pre-tax earnings of $43 million for the three months ended March 26, 2004. The income tax rate varies from the United States statutory income tax rate due primarily to losses in certain jurisdictions without recognition of a corresponding income tax benefit, as well as non-deductible interest expense in certain foreign jurisdictions.

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)

SEGMENT RESULTS OF OPERATIONS
      The following table reconciles segment sales and profit before taxes to consolidated sales and profit before taxes for the three months ended April 1, 2005 and March 26, 2004.

	Three Months Ended

	April 1, 2005	March 26, 2004

	(Dollars in millions)
Sales:
Chassis Systems	$1,847	$1,662
Occupant Safety Systems	938	859
Automotive Components	440	402

	$3,225	$2,923

Profit before taxes:
Chassis Systems	$68	$70
Occupant Safety Systems	93	84
Automotive Components	34	35

Segment profit before taxes	195	189
Corporate expense and other	(40)	(36)
Financing costs	(59)	(63)
Loss on retirement of debt	—	(47)

Profit before taxes	$96	$43

CHASSIS SYSTEMS

Three Months Ended April 1, 2005 Compared to Three Months Ended March 26, 2004

	Three Months Ended

	April 1, 2005	March 26, 2004

	(Dollars in millions)
Sales	$1,847	$1,662
Profit before taxes	68	70
Restructuring	(4)	(5)
      Sales for the Chassis Systems segment for the three months ended April 1, 2005 of $1,847 million increased $185 million from $1,662 million for the three months ended March 26, 2004. The increase resulted primarily from the net combined favorable impact of higher customer volume, the impact of five additional calendar days in the first quarter 2005, and growth in new product areas, net of price reductions to customers, of $114 million and the favorable impact of foreign currency exchange of $71 million.
      Profit before taxes for the Chassis Systems segment for the three months ended April 1, 2005 of $68 million decreased $2 million from $70 million for the three months ended March 26, 2004. The decline primarily resulted from price reductions to customers and inflation (which included higher commodity prices) that exceeded savings from cost reductions of $11 million, an increase in bad debt expense due to the bankruptcy and administration proceedings of certain customers totaling $7 million and the unfavorable effect of foreign currency exchange of $5 million. These decreases were partially offset by the positive impact of higher volume, net of adverse product mix, of $21 million. For the three months ended April 1, 2005, Chassis Systems recorded restructuring charges of $4 million in connection with severance and costs related to the consolidation of certain facilities compared to $5 million for the three months ended March 26, 2004.

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)

OCCUPANT SAFETY SYSTEMS

Three Months Ended April 1, 2005 Compared to Three Months Ended March 26, 2004

	Three Months Ended

	April 1, 2005	March 26, 2004

	(Dollars in millions)
Sales	$938	$859
Profit before taxes	93	84
Restructuring	(2)	—
      Sales for the Occupant Safety Systems segment for the three months ended April 1, 2005 of $938 million increased $79 million from $859 million for the three months ended March 26, 2004. The increase primarily reflected the favorable impact of foreign currency exchange of $41 million, the impact of five additional calendar days in the first quarter 2005, and higher customer volume and growth in new product areas, net of price reductions to our customers, of $38 million. Increased customer volume and product growth was mostly in Europe.
      Profit before taxes for the Occupant Safety Systems segment for the three months ended April 1, 2005 of $93 million increased $9 million from $84 million for the three months ended March 26, 2004. The increase resulted primarily from the net favorable impact of higher volume and adverse product mix of $16 million. This increase was partially offset by price reductions to customers and inflation (which included higher commodity prices) that exceeded cost reductions by $7 million. For the three months ended April 1, 2005, Occupant Safety Systems recorded charges of $2 million for severance and costs related to the consolidation of certain facilities.

AUTOMOTIVE COMPONENTS

Three Months Ended April 1, 2005 Compared to Three Months Ended March 26, 2004

	Three Months Ended

	April 1, 2005	March 26, 2004

	(Dollars in millions)
Sales	$440	$402
Profit before taxes	34	35
Restructuring	(2)	—
      Sales for the Automotive Components segment for the three months ended April 1, 2005 of $440 million increased $38 million from $402 million for the three months ended March 26, 2004. The increase primarily reflected the favorable impact of foreign currency exchange of $20 million, the impact of five additional calendar days in the first quarter 2005, and higher customer volume in excess of price reductions to our customers of $18 million.
      Profit before taxes for the Automotive Components segment was $34 million for the three months ended April 1, 2005 compared to $35 million for the three months ended March 26, 2004. Profit before tax benefited from the favorable impact of higher sales volume and cost reductions. These benefits were offset by adverse product mix, price reductions to customers, higher restructuring charges, inflation (which included higher commodity prices), and increased bad debt expense in connection with bankruptcy and administration proceedings of certain customers. For the three months ended April 1, 2005, Automotive Components recorded charges of $2 million for severance and costs related to the consolidation of certain facilities.

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
      Operating activities. Cash used in operating activities for the three months ended April 1, 2005 was $51 million as compared to $209 million for the three months ended March 26, 2004. This improvement resulted primarily from timing of cash receipts from customers given the quarter close date in 2005 being five calendar days later than the previous year, as well as higher profits.
      Investing activities. Cash used in investing activities for the three months ended April 1, 2005 was $83 million compared to cash provided by investing activities of $38 million for the three months ended March 26, 2004. The change resulted primarily from the sale of the Company’s North American Independent Aftermarket business and two sale-leaseback transactions, which collectively provided $107 million in the first three months of 2004. The remaining change in cash used in investing activities was due to higher capital expenditures.
      During the three months ended April 1, 2005, we spent $83 million in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches started in 2004 and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $500 million, or 4% of sales, on capital expenditures for such purposes during 2005.
      Financing activities. Cash used in financing activities was $218 million in the three months ended April 1, 2005, compared to $201 million in the three months ended March 26, 2004. In the first three months of 2005, we borrowed approximately $1,289 million, net of debt issue costs, and repaid approximately $1,506 million of long-term debt, primarily in conjunction with the initial draw down of the credit facilities under our December 2004 amendment and restatement of our credit agreement.
      On March 11, 2005, we completed the purchase of an aggregate 7,256,500 shares of our Common Stock from Northrop Grumman Corporation (“Northrop”) for aggregate consideration of approximately $143 million. Such shares were immediately retired. Separately, on March 11, 2005, we completed the sale of an aggregate 7,256,500 newly issued shares of Common Stock to certain institutional investors for aggregate proceeds of approximately $143 million.

Debt and Commitments
      Sources of Liquidity. Our primary source of liquidity is cash flow generated from operations. We also have availability under our revolving credit facility and receivables facilities described below, subject to certain conditions. See “Off-Balance Sheet Arrangements” and “Other Receivables Facilities.” Our primary liquidity requirements, which are significant, are expected to be for debt service, working capital, capital expenditures and research and development costs.
      We intend to draw down on, and use proceeds from, the revolving credit facility under our senior secured credit facilities and the Company’s United States and European accounts receivables facilities (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of April 1, 2005, we had approximately $845 million of availability under our revolving credit facility, approximately €153 million and £40 million under our European accounts receivable facilities and approximately $187 million of availability under our U.S. accounts receivable facility as further discussed below. During any given month, we anticipate that we will draw as much as an aggregate of $400 million from the Liquidity Facilities. The amounts drawn under the Liquidity Facilities typically will be paid back throughout the month as cash from customers is received. We may then draw upon such facilities again for working capital purposes in the same or succeeding months. These borrowings reflect normal working capital utilization of liquidity.

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
      In connection with the February 2003 acquisition (the “Acquisition”) by an affiliate of The Blackstone Group L.P. (“Blackstone”) of the shares of the subsidiaries of the former TRW Inc. (“Old TRW”) engaged in the automotive business from Northrop, TRW Automotive Inc., the Company’s wholly-owned subsidiary (“TRW Automotive”) issued the senior notes and the senior subordinated notes, entered into senior credit facilities, consisting of a revolving credit facility and term loan facilities, and initiated a trade accounts receivable securitization program, or the receivables facility. As of April 1, 2005, we had outstanding $2.9 billion in aggregate indebtedness, with an additional $845 million of borrowing capacity available under our revolving credit facility, after giving effect to $55 million in outstanding letters of credit and guarantees, which reduced the amount available. As of April 1, 2005, approximately $297 million of our total reported accounts receivable balance was considered eligible for borrowings under our United States receivables facility, of which approximately $187 million would have been available for funding. We had no outstanding borrowings under this receivables facility as of April 1, 2005. See “Other Receivables Facilities” for further discussion of our European facilities, which have approximately €153 million and £40 million of funding availability and no outstanding borrowings as of April 1, 2005.
      On May 3, 2005, the Company repurchased approximately €48 million principal amount of its 10 1/8% Senior Notes with a portion of the proceeds from the issuance of 7,256,500 new shares of Common Stock in two separate transactions. See Note 13 to the accompanying unaudited consolidated financial statements. In the second quarter of 2005, the Company will record a loss on retirement of debt of approximately $6 million for the related redemption premium on the 10 1/8% Senior Notes, and approximately $1 million for the write-off of deferred debt issue costs.
      The Company continuously evaluates its capital structure in order to ensure the most appropriate and optimal structure and may from time to time repurchase senior notes or senior subordinated notes in the open market.
      Funding Our Requirements. While we are highly leveraged, we believe that funds generated from operations and planned borrowing capacity will be adequate to fund debt service requirements, capital expenditures, working capital requirements and company-sponsored research and development programs. In addition, we believe that our current financial position and financing plans will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items and continue to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, and the cost of warranty and recall and litigation claims, among other things. Therefore, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Liquidity Facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
      Senior Secured Credit Facilities. The senior secured credit facilities consist of a secured revolving credit facility and various senior secured term loan facilities. As of April 1, 2005, the term loan facilities, with maturities ranging from 2010 to 2012, consisted of an aggregate of $1.3 billion dollar-denominated term loans and the revolving credit facility provided for borrowing of up to $900 million.
      The term loan A in the amount of $400 million will amortize in equal quarterly amounts, beginning with 15% in the third year after funding, 40% in the fourth year and 45% in the fifth year. The term loan B in the amount of $600 million will amortize in equal quarterly installments in an amount equal to 1% per annum during the first seven years and three months and in one final installment on the maturity date. The term loan E facility in the amount of $300 million will amortize in equal quarterly installments in an amount equal to one per cent per annum during the first five years and nine months and in one final installment on the maturity date.
      Debt Restrictions. The senior credit facilities, senior notes and senior subordinated notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of our

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
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
      The senior credit facilities and the indentures governing the notes generally restrict the payment of dividends or other distributions by TRW Automotive, subject to specified exceptions. The exceptions include, among others, the making of payments or distributions in respect of expenses required for us and our wholly-owned subsidiary, TRW Automotive Intermediate Holdings Corp., to maintain our corporate existence, general corporate overhead expenses, tax liabilities and legal and accounting fees. Since we are a holding company without any independent operations, we do not have significant cash obligations, and are able to meet our limited cash obligations under the exceptions to our debt covenants.
      Interest Rate Swap Agreements. In January 2004, the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. Since these interest rate swaps hedge the designated debt balance and qualify for fair value hedge accounting, changes in the fair value of the swaps also result in a corresponding adjustment to the value of the debt. As of April 1, 2005, the Company recorded a $14 million obligation related to these interest rate swaps, resulting from an increase in forward rates, along with a reduction of debt.

Contractual Obligations and Commitments
      On January 10, 2005, we refinanced our credit facilities by making an initial draw on the facilities which were amended and restated in December 2004. Long-term debt obligations set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in our Report on Form 10-K for the fiscal year ended December 31, 2004 gave effect to this refinancing and initial draw-down.
      Also, on May 3, 2005, the Company repurchased approximately €48 million principal amount of its 10 1/8% Senior Notes with a portion of the proceeds from the issuance of 7,256,500 new shares of Common Stock in two separate transactions. See Note 13 to the accompanying unaudited consolidated financial statements.
      Under the master purchase agreement relating to the Acquisition, we are required to indemnify Northrop for certain tax losses or liabilities pertaining to pre-Acquisition periods. This indemnification obligation is capped at $67 million. Initial payments of approximately $30 million were made in 2004. During the first quarter of 2005, we made payments of approximately $5 million to Northrop. Our remaining obligation under this indemnity is $32 million, of which $23 million is expected to be paid during the remainder of 2005.

Off-Balance Sheet Arrangements
      We do not have guarantees related to unconsolidated entities, which have, or are reasonably likely to have, a material current or future effect on our financial position, results of operations or cash flows.

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
      In connection with the Acquisition, we entered into a receivables facility, which, as amended, provides up to $400 million in funding from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors. Such facility was amended on December 31, 2004 and on February 4, 2005, to among other things, extend the term of the facility to December 2009, re-price the program to reflect current market rates, improve the availability of the facility, allow for daily borrowings and make other administrative changes. See Note 9 to the accompanying unaudited consolidated financial statements. Such facility was further amended in the second quarter of 2005 to make other technical changes. See “Part II — Item 5. Other Information.”
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
      Generally, multi-seller commercial paper conduits supported by committed liquidity facilities are available to provide cash funding for the borrowers’ purchase of receivables through secured loans/tranches to the extent desired and permitted under the receivables loan agreement. The borrower issues a note to the transferor for the difference between the purchase price for the receivables purchased and cash available to be borrowed through the facility. The sellers of the receivables act as servicing agents per the servicing agreement and continue to service the transferred receivables for which they receive a monthly servicing fee at a rate of 1% per annum of the average daily outstanding balance of receivables. The usage fee under the facility is 0.85% of outstanding borrowings. In addition, we are required to pay a fee of 0.40% on the unused portion of the receivables facility. These rates are per annum and payments of these fees are made to the lenders on the monthly settlement date.
      Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). We had no outstanding borrowings under this facility as of April 1, 2005.
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
      However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the borrower’s assets, we are required to consolidate the borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
balance sheet and the costs associated with the receivables facility being recorded as interest expense. As there were no borrowings outstanding under the receivables facility on April 1, 2005, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the borrower’s assets and, therefore, the financial position and results of operations of the borrower were included in our consolidated financial statements as of April 1, 2005.

Other Receivables Facilities
      In addition to the receivables facility described above as amended, certain of our European subsidiaries entered into receivables financing arrangements in December 2003, January 2004 and December 2004. We have approximately €78 million available for a term of one year through factoring arrangements in which customers send bills of exchange directly to the bank. We also have two receivable financing arrangements with availabilities of €75 million and £40 million, respectively. Each of these arrangements is available for a term of one year and each involves a separate wholly-owned special purpose vehicle which purchases trade receivables from its domestic affiliates and sells those trade receivables to a domestic bank. These financing arrangements provide short-term financing to meet our liquidity needs, and any borrowings under these arrangements are included in our consolidated balance sheet.

Research, Development and Engineering
      Company-funded research, development and engineering costs totaled:

	Three Months Ended

	April 1,	March 26,
	2005	2004

	(Dollars in millions)
Research and development expenses	$54	$37
Engineering costs	134	118

Total	$188	$155

      Total research, development and engineering costs as a percentage of sales were 5.8% for the three months ended April 1, 2005 as compared to 5.3% for the three months ended March 26, 2004.

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
      A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of April 1, 2005, we had reserves for environmental matters of $70 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of the indemnification provided for in the master purchase agreement under which Northrop has agreed to indemnify us for 50% of any environmental liabilities associated with the

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
operation or ownership of Old TRW’s automotive business existing at or prior to the Acquisition, subject to certain exceptions.
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
      In 2001, Ford Motor Company recalled approximately 1.4 million Ford light-and heavy-duty trucks, SUVs, minivans and large passenger vehicles to inspect and, if necessary, replace certain front seat belt buckle assemblies. Subsequent to the recall, the National Highway Traffic Safety Administration (“NHTSA”) and Ford received complaints and warranty claims alleging seat belt buckle failure after passing the original recall inspection service. On or about February 18, 2005, NHTSA notified Ford that it had opened an Engineering Analysis to analyze field performance of those vehicles that Ford dealers passed (determined to be functioning properly) using the recall inspection test. A subsidiary of the Company supplied the front seat belt assemblies that were involved in the recall and is assisting Ford in responding to the Engineering Analysis. At this time, the Company is unable to predict the outcome of this investigation, or the impact on its results of operations or financial condition, if any.
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

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
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

Other Matters
      Repurchase of Northrop Shares. On March 8, 2005, we entered into two stock purchase agreements (the “Stock Purchase Agreements”) with Northrop and an affiliate of Northrop pursuant to which Northrop and its affiliate agreed to sell to us an aggregate of 7,256,500 shares of Common Stock for an aggregate consideration of approximately $143 million in cash. The closing of this sale occurred on March 11, 2005. Following the transaction, Northrop retained ownership of shares representing 9.9% of our outstanding Common Stock. Pursuant to the Stock Purchase Agreements, Northrop agreed with us to amend and restate the stockholders agreement among Northrop, the Company and an affiliate of Blackstone to (i) delete the right of Northrop with respect to demand registration of certain of its shares and (ii) provide that Northrop and its affiliates shall vote its remaining shares of our Common Stock only in accordance with the instructions provided by the affiliate of Blackstone.
      For a description of the issuance of an aggregate of 7,256,500 shares of Common Stock to institutional investors in two separate transactions, see Note 13 to the accompanying unaudited consolidated financial statements.

Recent Accounting Pronouncements
      See Note 2 to the accompanying unaudited consolidated financial statements for a discussion of recent accounting pronouncements.

Outlook
      For full-year 2005, the Company expects revenue in the range $12.6 to $13.0 billion and earnings per diluted share in the range of $1.43 to $1.63. This guidance range has been updated to reflect bond redemption expenses of approximately $7 million for the May 2005 repurchase of a portion of the Company’s 10 1/8% Senior Notes due 2013.
      Earnings guidance now includes restructuring related expenses of approximately $55 million, an increase from the prior estimate of $35 million. This guidance also includes $33 million of expenses for amortization of intangibles and assumes an effective tax rate in the range of 45% to 50%. Lastly, the Company expects capital expenditures to total approximately 4% of sales for the year.
      For the second quarter of 2005, the Company expects revenue of approximately $3.3 billion and earnings per diluted share in the range of $0.21 to $0.33. This guidance range includes approximately $7 million of bond redemption expenses as discussed previously. Additionally, second quarter guidance includes pre-tax restructuring costs of approximately $45 million.
      As previously announced, in connection with the closing of a Spanish manufacturing facility, the Company expects to incur and recognize cash restructuring costs relating to severance, retention and

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
outplacement services. Such costs have not been finalized and are expected to be, at a minimum, approximately $15 million. The Company expects to incur these charges in the second quarter of 2005, which is included in the above guidance.
      The expected annual effective tax rate guidance is dependent on several assumptions, including the level and mix of future income by taxing jurisdiction, current enacted global corporate tax rates and global corporate tax laws remaining constant. Changes in tax law and rates could have a significant impact on the effective rate. The overall effective tax rate is equal to consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional basis. We are in a position whereby losses incurred in certain jurisdictions provide no current financial statement benefit. In addition, certain taxing jurisdictions have statutory rates greater than or less than the Unites States statutory rate. As such, changes in the mix of projected earnings between jurisdictions could have a significant impact on our overall effective tax rate.
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

Forward-Looking Statements
      This report includes “forward-looking statements”. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data and management’s expectations with respect to future financial results (including those set forth in “Outlook” herein), are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.
      There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors which could cause our actual results to differ materially from those suggested by our forward-looking statements are set forth in our Report on Form 10-K for the fiscal year ended December 31, 2004 (the “10-K”) and include: possible production cuts by our customers; escalating pricing pressures from our customers; severe inflationary pressures impacting the markets for ferrous metals and other commodities; non-performance by, or insolvency of, our suppliers and customers; our substantial leverage; interest rate risk arising from our variable rate indebtedness; the highly competitive automotive parts industry and its cyclicality; product liability and warranty and recall claims; our dependence on our largest customers; loss of market share by domestic vehicle manufacturers; limitations on flexibility in operating our business contained in our debt agreements; fluctuations in foreign exchange rates; the possibility that our owners’ interests will

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
conflict with ours; work stoppages or other labor issues and other risks and uncertainties set forth under “Risk Factors” in the 10-K and in our other Securities and Exchange Commission (“SEC”) filings.
      All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report and in our other filings with the SEC. We undertake no obligation to update or revise forward-looking statements which have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

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
      Foreign Currency Exchange Rate Risk. We utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts and, to a lesser extent, options are utilized to protect our cash flow from adverse movements in exchange rates. These derivative instruments are only used to hedge transactional exposures. Risks associated with translation exposures are not hedged. Transactional currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of April 1, 2005, approximately 23% of our total debt was in foreign currencies compared to 20% at March 26, 2004.
      Interest Rate Risk. We are subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt. In order to manage interest costs, we utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (LIBOR). As of April 1, 2005, approximately 64% of our total debt was at variable interest rates compared to 55% at March 26, 2004.
      Sensitivity Analysis. We utilize a sensitivity analysis model to calculate the fair value, cash flows or income statement impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of April 1,

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
2005 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The results of the sensitivity model calculations follow:

	Assuming a 10%	Assuming a 10%	Favorable
	increase in	decrease in	(unfavorable)
	prices/rates	prices/rates	change in

	(Dollars in millions)
Market Risk
Foreign Currency Rate Sensitive:
Forwards *
- Long US$	$(48)	$51	Fair value
- Short US$	$17	$(20)	Fair value
Debt
- Foreign currency denominated	$(70)	$70	Fair value
Interest Rate Sensitive:
Debt
- Fixed rate	$37	$(39)	Fair value
- Variable rate	$(5)	$5	Cash flow
Swaps
- Pay variable/ receive fixed	$(1)	$1	Fair value

*	Includes only the risk related to the derivative instruments that serve as hedges and does not include the related underlying hedged item or any other operating transactions. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed.

ITEM 4.	CONTROLS AND PROCEDURES
      Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures as of April 1, 2005, have concluded that the Company’s disclosure controls and procedures are adequate and effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed under the Securities Exchange Act of 1934.
      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting subsequent to the date of their evaluation.

PART II

ITEM 1.	LEGAL PROCEEDINGS
      Except as set forth in this Quarterly report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies,” there have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer repurchases

			Total Number	Maximum
			of Shares	Number of
			Purchased As	Shares that
			Part Of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Program(s)	Programs(s)

January 1, 2005 through January 31, 2005	—	—	—	—
February 1, 2005 through February 28, 2005	—	—	—	—
March 1, 2005 through April 1, 2005(a)	7,256,500	$19.65	—	—

Total	7,256,500	$19.65	—	—

(a)	Shares repurchased by the Company from Northrop Grumman Corporation.
      The independent trustee of our 401(k) plans and similar plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and matching contributions in Company stock to employee investments. In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and for the satisfaction of tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the Company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of this Report on Form 10-Q. Our stock incentive plan also permits the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were 4,668 shares so withheld on December 31, 2004, but no such withholding in the first quarter of 2005.

ITEM 5.	OTHER INFORMATION
      Board of Directors. As previously reported, on January 31, 2005, the Company elected Jody Miller to its Board of Directors effective May 1, 2005. Ms. Miller joined the Board on May 1, 2005 as a Class III director with a term expiring at the 2007 Annual Meeting of Stockholders. Ms. Miller is an independent director and serves on the Audit Committee of the Board of Directors.
      On April 29, 2005, the Company was informed that Joshua H. Astrof, a member of the Company’s Board of Directors who is up for re-election at the 2005 Annual Meeting of Stockholders, is resigning from Blackstone in May 2005. As previously disclosed, Mr. Astrof is one of Blackstone’s designees to the Company’s Board of Directors pursuant to the stockholders agreement among Northrop, the Company and an affiliate of Blackstone. Mr. Astrof will remain on the Company’s Board of Directors until after the 2005 Annual Meeting of Stockholders, which is on May 13, 2005. Accordingly, Mr. Astrof will continue to stand as a nominee for re-election. It is expected that Mr. Astrof will resign from the Company’s Board of Directors in the near future subsequent to the 2005 Annual Meeting of Stockholders.
      Receivables Facility Amendment. On May 2, 2005, the amended and restated receivables facility entered into by the Company’s subsidiary TRW Automotive Inc. on December 31, 2004 and amended in

February 2005, was further amended to permit any borrowing tranche period to end on any business day that is within 60 days of the applicable borrowing date.

ITEM 6.	EXHIBITS

Exhibit
Number		Exhibit Name

10	.1*	Amendment No. 1 dated as of March 15, 2005, to the Fourth Amended And Restated Credit Agreement dated as of December 17, 2004, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Foreign Subsidiary Borrowers party thereto, the Lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent for the Lenders, Bank Of America, N.A. and Goldman Sachs Credit Partners L.P., as co-syndication agents, and Credit Suisse First Boston and The Bank Of Nova Scotia, as co-documentation agents
10	.2*	First Stock Purchase Agreement dated as of March 8, 2005, by and among TRW Automotive Holdings Corp., Northrop Grumman Corporation, and Richmond U.K. Inc.
10	.3*	Second Stock Purchase Agreement dated as of March 8, 2005, by and among TRW Automotive Holdings Corp., Northrop Grumman Corporation, and Richmond U.K. Inc.
10	.4*	Stock Purchase And Registration Rights Agreement dated as of March 8, 2005, between TRW Automotive Holdings Corp., and T. Rowe Price Associates, Inc.
10	.5 *	Stock Purchase And Registration Rights Agreement dated as of March 8, 2005, between TRW Automotive Holdings Corp., and certain investment advisory client accounts of Wellington Management Company, llp
10	.6*	Amendment No. 2 dated as of May 2, 2005 to Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders, the funding agents and JPMorgan Chase Bank, N.A. as administrative agent
31	(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31	(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32	(a)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32	(b)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herein

Signature
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRW Automotive Holdings Corp.
(Registrant)

By:	/s/ Joseph S. Cantie

Joseph S. Cantie
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and
as Principal Financial Officer)
Date: May 5, 2005

EXHIBIT INDEX

Exhibit
Number		Exhibit Name

10	.1*	Amendment No. 1 dated as of March 15, 2005, to the Fourth Amended And Restated Credit Agreement dated as of December 17, 2004, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Foreign Subsidiary Borrowers party thereto, the Lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent for the Lenders, Bank Of America, N.A. and Goldman Sachs Credit Partners L.P., as co-syndication agents, and Credit Suisse First Boston and The Bank Of Nova Scotia, as co-documentation agents
10	.2*	First Stock Purchase Agreement dated as of March 8, 2005, by and among TRW Automotive Holdings Corp., Northrop Grumman Corporation, and Richmond U.K. Inc.
10	.3*	Second Stock Purchase Agreement dated as of March 8, 2005, by and among TRW Automotive Holdings Corp., Northrop Grumman Corporation, and Richmond U.K. Inc.
10	.4*	Stock Purchase And Registration Rights Agreement dated as of March 8, 2005, between TRW Automotive Holdings Corp., and T. Rowe Price Associates, Inc.
10	.5 *	Stock Purchase And Registration Rights Agreement dated as of March 8, 2005, between TRW Automotive Holdings Corp., and certain investment advisory client accounts of Wellington Management Company, llp
10	.6*	Amendment No. 2 dated as of May 2, 2005 to Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders, the funding agents and JPMorgan Chase Bank, N.A. as administrative agent
31	(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31	(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32	(a)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32	(b)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herein