Form 10-Q
period 2005-07-01
TRW AUTOMOTIVE HOLDINGS CORP
filed 2005-08-02
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

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
None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of July 26, 2005, the number of shares outstanding of the registrant’s Common Stock was 99,113,119.

TRW Automotive Holdings Corp.
Index

		Page

PART I — FINANCIAL INFORMATION
Item 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	2
Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	37
Item 4	CONTROLS AND PROCEDURES	38

PART II — OTHER INFORMATION
Item 1	LEGAL PROCEEDINGS	39
Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39
Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	39
Item 5	OTHER INFORMATION	39
Item 6	EXHIBITS	40
Third Amendment to Employment Agreement of Peter J. Lake
Third Amendment to Employment Agreement of David L. Bialosky
Third Amendment to Employment Agreement of Joseph S. Cantie
Second Amendment to Employment Agreement of Neil E. Marchuk
Section 302 Certification
Section 302 Certification
Section 906 Certification
Section 906 Certification

i

PART I

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRW Automotive Holdings Corp.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended

	July 1, 2005	June 25, 2004

	(In millions,
	except per share amounts)
Sales	$3,365	$3,163
Cost of sales	2,959	2,783

Gross profit	406	380
Administrative and selling expenses	126	132
Research and development expenses	52	42
Amortization of intangible assets	8	8
Restructuring charges	13	8
Other (income) expense — net	9	(12)

Operating income	198	202
Interest expense — net	54	60
Loss on retirement of debt	7	1
Accounts receivable securitization costs	1	—

Earnings before income taxes	136	141
Income tax expense	51	65

Net earnings	$85	$76

Basic earnings per share:
Earnings per share	$0.86	$0.77

Weighted average shares	99.0	98.9

Diluted earnings per share:
Earnings per share	$0.83	$0.75

Weighted average shares	102.2	101.3

See accompanying notes to unaudited consolidated financial statements.

TRW Automotive Holdings Corp.
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended

	July 1, 2005	June 25, 2004

	(In millions,
	except per share amounts)
Sales	$6,590	$6,086
Cost of sales	5,820	5,381

Gross profit	770	705
Administrative and selling expenses	262	257
Research and development expenses	106	79
Amortization of intangible assets	16	17
Restructuring charges	21	13
Other (income) expense — net	12	(16)

Operating income	353	355
Interest expense — net	112	122
Loss on retirement of debt	7	48
Accounts receivable securitization costs	2	1

Earnings before income taxes	232	184
Income tax expense	97	106

Net earnings	$135	$78

Basic earnings per share:
Earnings per share	$1.36	$0.81

Weighted average shares	99.0	96.6

Diluted earnings per share:
Earnings per share	$1.33	$0.78

Weighted average shares	101.6	99.5

See accompanying notes to unaudited consolidated financial statements.

TRW Automotive Holdings Corp.
Consolidated Balance Sheets

	As of

	July 1, 2005	December 31, 2004

	(Unaudited)
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$506	$790
Marketable securities	13	19
Accounts receivable — net	1,946	1,813
Inventories	627	684
Prepaid expenses	77	34
Deferred income taxes	168	176

Total current assets	3,337	3,516
Property, plant and equipment — net	2,423	2,635
Goodwill	2,357	2,357
Intangible assets — net	749	765
Prepaid pension cost	204	190
Deferred income taxes	115	91
Other assets	556	560

Total assets	$9,741	$10,114

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Short-term debt	$37	$40
Current portion of long-term debt	18	19
Trade accounts payable	1,775	1,887
Accrued compensation	294	309
Income taxes payable	271	233
Other current liabilities	1,049	992

Total current liabilities	3,444	3,480
Long-term debt	2,790	3,122
Post-retirement benefits other than pensions	941	959
Pension benefits	775	843
Deferred income taxes	254	268
Long-term liabilities	268	272

Total liabilities	8,472	8,944
Minority interests	62	65
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,134	1,131
Retained earnings (accumulated deficit)	63	(72)
Accumulated other comprehensive earnings	9	45

Total stockholders’ equity	1,207	1,105

Total liabilities, minority interests, and stockholders’ equity	$9,741	$10,114

See accompanying notes to unaudited consolidated financial statements.

TRW Automotive Holdings Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended

	July 1, 2005	June 25, 2004

	(Dollars in millions)
Operating Activities
Net earnings	$135	$78
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	254	246
Pension and other post-retirement benefits contributions, net of expense	(66)	(24)
Amortization of deferred financing fees	7	4
Loss on retirement of debt	7	48
Deferred income taxes	(26)	4
Other — net	40	23
Changes in assets and liabilities, net of effects of businesses acquired or divested:
Accounts receivable, net	(282)	(677)
Inventories	18	4
Trade accounts payable	(2)	143
Prepaid expense and other assets	(30)	(14)
Other liabilities	157	193

Net cash provided by operating activities	212	28
Investing Activities
Capital expenditures	(174)	(162)
Acquisitions, net of cash acquired	—	(5)
Net proceeds from asset sales and divestitures	—	108

Net cash used in investing activities	(174)	(59)
Financing Activities
Change in short-term debt	(2)	4
Proceeds from issuance of long-term debt	1,313	1,268
Redemption of long-term debt	(1,598)	(1,852)
Debt issue costs	(4)	(7)
Issuance of capital stock, net of fees	143	635
Repurchase of capital stock	(143)	(319)
Proceeds from exercise of stock options	1	—

Net cash used in financing activities	(290)	(271)
Effect of exchange rate changes on cash	(32)	(7)

Decrease in cash and cash equivalents	(284)	(309)
Cash and cash equivalents at beginning of period	790	828

Cash and cash equivalents at end of period	$506	$519

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
      These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2005. Certain prior period amounts have been reclassified to conform to the current year presentation. Further, results of operations for the three and six months ended June 25, 2004 reflect the retroactive recognition of the prescription drug subsidy provided for in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPD Act”). See Note 11.
      The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three and six months ended July 1, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005.
      The Company follows a fiscal calendar that ends on December 31. However, each fiscal quarter has three periods consisting of one five week period and two four week periods. Each week ends on a Friday with the possible exception of the final week of the year, which always ends on December 31. As such, the six months ended July 1, 2005 contained five more calendar days as compared to the six months ended June 25, 2004. Calendar days for the three months ended July 1, 2005 were consistent with calendar days for the three months ended June 25, 2004.
      Earnings per share. Basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings per share were:

	Three Months		Six Months
	Ended		Ended

	July 1,	June 25,	July 1,	June 25,
	2005	2004	2005	2004

	(In millions)
Weighted average shares outstanding	99.0	98.9	99.0	96.6
Effect of dilutive securities	3.2	2.4	2.6	2.9

Diluted shares outstanding	102.2	101.3	101.6	99.5

      Warranties. Product warranty liabilities are recorded based upon management estimates including such factors as the written agreement with the customer, the length of the warranty period, the historical

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
performance of the product and likely changes in performance of newer products and the mix and volume of products sold. The liabilities are reviewed on a regular basis and adjusted to reflect actual experience.
      The following table presents the movement in the product warranty liability for the three and six months ended July 1, 2005 and June 25, 2004:

				Changes in Estimates
		Current	Used for	and Effects of
	Beginning	Period	Purposes	Foreign Currency	Ending
	Balance	Accruals	Intended	Translation	Balance

	(Dollars in millions)
Three months ended July 1, 2005	$111	$14	$(8)	$(7)	$110
Six months ended July 1, 2005	110	31	(17)	(14)	110
Three months ended June 25, 2004	86	14	(7)	(1)	92
Six months ended June 25, 2004	74	33	(14)	(1)	92
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
      The following table illustrates the effect on net earnings as if the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” had been applied to stock-based employee compensation:

	Three Months		Six Months
	Ended		Ended

	July 1,	June 25,	July 1,	June 25,
	2005	2004	2005	2004

	(In millions, except per share amounts)
Net earnings, as reported	$85	$76	$135	$78
Deduct: Stock-based compensation under SFAS 123 fair value method, net of related tax effects	(2)	(2)	(4)	(4)

Adjusted net earnings, fair value method	$83	$74	$131	$74

Basic earnings per share:
As reported	$0.86	$0.77	$1.36	$0.81

Pro forma	$0.84	$0.75	$1.32	$0.77

Diluted earnings per share:
As reported	$0.83	$0.75	$1.33	$0.78

Pro forma	$0.81	$0.73	$1.29	$0.74

      As discussed in Recent Accounting Pronouncements below, the Company will voluntarily adopt the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) in the third quarter of 2005.

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
      Comprehensive earnings. The components of comprehensive earnings, net of related tax, are as follows:

	Three Months		Six Months
	Ended		Ended

	July 1,	June 25,	July 1,	June 25,
	2005	2004	2005	2004

	(Dollars in millions)
Net earnings	$85	$76	$135	$78
Foreign currency translation losses, net	(35)	(16)	(66)	(38)
Realized net gains on cash flow hedges	17	—	30	9

Comprehensive earnings	$67	$60	$99	$49

      Recent accounting pronouncements. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, as was allowed under APB 25, will no longer be an alternative. On April 14, 2005, the SEC issued a rule delaying the effective date of SFAS 123(R) to annual periods beginning after June 15, 2005. The Company, however, will voluntarily adopt SFAS 123(R) in the third quarter of 2005, and anticipates that it will incur approximately $5 million of compensation expense related to stock options in the second half of 2005. Had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as previously described.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after Dec. 15, 2005. Adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.
      In June 2005, the Emerging Issues Task Force (EITF) issued Issue No. 05-5, “Accounting for Early Retirement or Post-employment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements)” (“EITF 05-5”). EITF 05-5 is effective for fiscal years beginning after Dec. 15, 2005. The Company has various programs that fall under the Altersteilzeit (“ATZ”) program which are currently accounted for in accordance with EITF 05-5. As such, adoption of this pronouncement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

3.	Subsequent Event
      On July 18, 2005, the Company received notice of final approval from the appropriate government agency for the planned closure of the Company’s Burgos, Spain manufacturing facility. Under the approved arrangement, the Company will incur pre-tax cash restructuring charges relating to severance, retention and outplacement services of approximately $31 million. The facility will be closed in the third quarter of fiscal 2005, and as such, the cash restructuring charges will be reflected in the Company’s third quarter financial results.

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)

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

5.	Restructuring Charges
      Restructuring charges include the following:

	Three Months		Six Months
	Ended		Ended

	July 1,	June 25,	July 1,	June 25,
	2005	2004	2005	2004

	(Dollars in millions)
Severance and other charges	$13	$7	$21	$12
Asset impairments	2	1	2	1
Curtailment gain	(2)	—	(2)	—

Total restructuring charges	$13	$8	$21	$13

      Restructuring charges by segment are as follows:

	Three Months		Six Months
	Ended		Ended

	July 1,	June 25,	July 1,	June 25,
	2005	2004	2005	2004

	(Dollars in millions)
Chassis Systems	$5	$5	$9	$10
Occupant Safety Systems	2	1	4	1
Automotive Components	6	2	8	2

Total restructuring charges	$13	$8	$21	$13

Severance and other charges
      Severance and other charges related to the consolidation of certain facilities by segment are as follows:

	Three Months		Six Months
	Ended		Ended

	July 1,	June 25,	July 1,	June 25,
	2005	2004	2005	2004

	(Dollars in millions)
Chassis Systems	$7	$5	$11	$10
Occupant Safety Systems	—	—	2	—
Automotive Components	6	2	8	2

Total severance and other charges	$13	$7	$21	$12

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)

Asset impairments
      For the three and six months ended July 1, 2005, the Company recorded asset impairments of approximately $2 million in its Occupant Safety Systems segment related to the Company’s Burgos, Spain manufacturing facility (see Note 3), to write down certain property, plant and equipment to fair value based on estimated future cash flows.
      For the three and six months ended June 25, 2004, the Company recorded asset impairments of $1 million in its Occupant Safety Systems segment to write down certain equipment to fair value based on estimated future cash flows.

Curtailment gain
      Included in restructuring charges for the three and six months ended July 1, 2005 in the Chassis Systems segment is a curtailment gain of approximately $2 million related to termination of retiree medical benefits for certain hourly employees at a facility that will be closed in the third quarter of 2005. Such curtailment gain has been recorded as a reduction in the post-retirement benefit liability.

Restructuring reserves
      The following table illustrates the movement of the restructuring reserves for severance and other charges:

					Reclassifications
		Current	Purchase	Used for	and Effects of
	Beginning	Period	Price	Purposes	Foreign Currency	Ending
	Balance	Accruals	Allocation	Intended	Translation	Balance

	(Dollars in millions)
Three months ended July 1, 2005	$41	$13	$—	$(16)	$(2)	$36
Six months ended July 1, 2005	49	21	—	(28)	(6)	36
Three months ended June 25, 2004	59	8	—	(13)	—	54
Six months ended June 25, 2004	79	13	2	(40)	—	54
      Of the $36 million restructuring reserve accrued as of July 1, 2005, approximately $14 million is expected to be paid in 2005. The remainder is expected to be paid in 2006 through 2010 and is comprised of mainly involuntary employee termination arrangements outside the United States.

6.	Inventories
      The major classes of inventory are as follows:

	As of

	July 1,	December 31,
	2005	2004

	(Dollars in millions)
Finished products and work in process	$337	$373
Raw materials and supplies	290	311

Total inventories	$627	$684

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)

7.	Goodwill and Intangible Assets

Goodwill
      As of both July 1, 2005 and December 31, 2004, goodwill balances for the Chassis Systems segment, the Occupant Safety Systems segment and the Automotive Components segment were $946 million, $910 million and $501 million, respectively.

Intangible assets
      The following table reflects intangible assets and related amortization:

	As of			As of
	July 1, 2005			December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Dollars in millions)
Definite-lived intangible assets:
Customer relationships	$452	$(52)	$400	$452	$(42)	$410
Developed technology	80	(23)	57	81	(18)	63

Total	532	(75)	457	533	(60)	473
Indefinite-lived intangible assets:
Trademarks	292	—	292	292	—	292

Total	$824	$(75)	$749	$825	$(60)	$765

      Aggregate amortization expense for each of the three month periods ended July 1, 2005 and June 25, 2004 was $8 million. Aggregate amortization expense for the six months ended July 1, 2005 and June 25, 2004 was $16 million and $17 million, respectively. The Company expects that ongoing amortization expense will approximate $33 million in each of the next five years.

8.	Other (Income) Expense — Net
      The following table provides details of other (income) expense — net:

	Three Months		Six Months
	Ended		Ended

	July 1,	June 25,	July 1,	June 25,
	2005	2004	2005	2004

	(Dollars in millions)
Minority interest	$2	$4	$4	$7
Earnings of affiliates	(5)	(4)	(10)	(8)
Foreign currency exchange (gains) losses	14	(3)	19	—
Provision for bad debts	2	—	15	—
Miscellaneous other income	(4)	(9)	(16)	(15)

Other (income) expense — net	$9	$(12)	$12	$(16)

      Provisions for bad debts of approximately $2 million and $15 million were made during the three months and six months ended July 1, 2005, respectively, primarily in conjunction with bankruptcy and administration proceedings of certain of the Company’s customers.

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)

9.	Accounts Receivable Securitization
      The receivables facility, as amended (the “Receivables Facility”), extends until December 2009 and provides up to $400 million in funding principally from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors.
      Under the Receivables Facility, certain subsidiaries of the Company (“the Sellers”) sell trade accounts receivable (the “Receivables”) originated by them and certain of their subsidiaries as sellers in the United States through the Receivables Facility. Receivables are sold to TRW Automotive Receivables LLC (the “Transferor”) at a discount. The Transferor is a bankruptcy remote special purpose limited liability company that is a wholly-owned subsidiary of the Company. The Transferor’s purchase of Receivables is financed through a transfer agreement with TRW Automotive Global Receivables LLC (the “Borrower”). Under the terms of the Transfer Agreement, the Borrower purchases all Receivables sold to the Transferor. The Borrower is a bankruptcy remote special purpose limited liability company that is wholly-owned by the Transferor and is not consolidated when certain requirements are met.
      Generally, multi-seller commercial paper conduits supported by committed liquidity facilities are available to provide cash funding for the Borrowers’ purchase of Receivables through secured loans/tranches to the extent desired and permitted under the receivables loan agreement. A note is issued for the difference between Receivables purchased and cash borrowed through the facility. The Sellers act as servicing agents per the servicing agreement, and continue to service the transferred receivables for which they receive a monthly servicing fee at a rate of 1% per annum of the average daily outstanding balance of receivables. The usage fee under the Receivables Facility is 0.85% of outstanding borrowings. In addition, the Company is required to pay a fee of 0.40% on the unused portion of the Receivables Facility. Both the usage fee and the fee on the unused portion of the facility are subject to a leverage-based grid. These rates are per annum and payments of these fees are made to the lenders monthly.
      Availability of funding under the Receivables Facility depends primarily upon the outstanding trade accounts receivable balance, and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). As of July 1, 2005, based on the terms of this facility and the criteria described above, approximately $254 million of the Company’s total reported accounts receivable balance was considered eligible for borrowings under this facility, of which approximately $151 million would have been available for funding. The Company had no outstanding borrowings under this facility as of July 1, 2005. As such, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of the borrower’s assets and, therefore, the financial statements of the borrower were included in our unaudited consolidated financial statements as of July 1, 2005.
      In addition to the Receivables Facility described above, certain of the Company’s European subsidiaries entered into receivables financing arrangements in the fourth quarter of 2003 and 2004 and in the first quarter of 2004. The Company has approximately €78 million available until November 2005 through factoring arrangements in which customers send bills of exchange directly to the bank. The Company has €75 million available until January 2006 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. The Company also has an additional receivables financing arrangement in Europe of £40 million available until November 2005 through an arrangement involving a wholly-owned special purpose vehicle. The European receivables arrangements are renewable for one year at the end of their respective terms, if not terminated. There were no outstanding borrowings under any of these facilities as of July 1, 2005.

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
      The Company does not own any variable interests in the multi-seller conduits, as that term is defined in FASB Interpretation 46(R) “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51.”

10.	Income Taxes
      Under Accounting Principles Board Opinion No, 28. “Interim Financial Reporting”, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. Income tax expense for the three months ended July 1, 2005 was $51 million on pre-tax income of $136 million as compared to income tax expense of $65 million on pre-tax income of $141 million for the same period a year ago. For the six months ended July 1, 2005, the Company recorded income tax expense of $97 million on pre-tax income of $232 million as compared to income tax expense of $106 million on pre-tax income of $184 million for the same period a year ago. The expense for income taxes of $51 million for the three months ended July 1, 2005 includes a one time benefit of $17 million resulting from a tax law change in Poland related to investment tax credits for companies operating in certain special economic zones within the country. The investment tax credits replace the tax holiday that was previously in effect for the Company. The income tax rate varies from the United States statutory income tax rate due primarily to losses in certain jurisdictions without recognition of a corresponding income tax benefit, non-deductible interest expense in certain foreign jurisdictions, as well as the impact of the one time item noted above.
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
      The deduction is subject to a number of limitations and uncertainty remains as to the interpretation of numerous provisions in the Act. The U.S. Treasury has provided clarifying guidance on certain elements of the repatriation provision and Congress may introduce legislation that provides for certain technical corrections to the Act. The Company is evaluating the Act and the impact of the regulatory guidance and has not completed its analysis mainly due to the uncertainty associated with the interpretation of the provisions within the Act, as well as numerous tax, legal, and business considerations. The Company expects to complete its analysis of the potential repatriation, if any, and the related tax ramification during 2005.

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)

11.	Pension Plans and Post-Retirement Benefits Other Than Pensions (“OPEB”)

Pension Plans
      The following table provides the components of net pension cost (income) for the Company’s defined benefit pension plans for the three and six months ended July 1, 2005 and June 25, 2004:

	Three Months Ended

	July 1, 2005			June 25, 2004

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

	(Dollars in millions)
Defined benefit plans
Service cost	$7	$9	$5	$8	$8	$5
Interest cost on projected benefit obligations	17	64	8	17	54	7
Expected return on plan assets	(14)	(87)	(3)	(13)	(74)	(3)

Net pension cost (income)	$10	$(14)	$10	$12	$(12)	$9

	Six Months Ended

	July 1, 2005			June 25, 2004

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

	(Dollars in millions)
Defined benefit plans
Service cost	$14	$18	$10	$16	$16	$10
Interest cost on projected benefit obligations	34	130	16	34	108	14
Expected return on plan assets	(28)	(176)	(6)	(26)	(149)	(6)

Net pension cost (income)	$20	$(28)	$20	$24	$(25)	$18

Post-Retirement Benefits Other Than Pensions (“OPEB”)
      The following table provides the components of net post-retirement benefit cost for the plans for the three and six months ended July 1, 2005 and June 25, 2004. The net post-retirement benefit cost for the six months ended June 25, 2004 includes the retroactive recognition of the prescription drug subsidy provided for in the the MPD Act. Retroactive recognition of the subsidy reduced expense by approximately $1 million which has been reflected in the accompanying unaudited consolidated statement of operations for the three and six months ended June 25, 2004.

	Three Months		Six Months
	Ended		Ended

	July 1,	June 25,	July 1,	June 25,
	2005	2004	2005	2004

	(Dollars in millions)
Service cost	$2	$1	$4	$3
Interest cost	12	16	24	32
Settlement gain	(3)	—	(3)	—
Amortization of unrecognized income	(2)	—	(4)	—

Net post-retirement benefit cost	$9	$17	$21	$35

      In the second quarter of 2005, the Company recorded a settlement gain of approximately $3 million as a result of discontinuing supplemental retiree medical coverage to certain salaried retirees of a former affiliate of the Company.

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
      In the three months ended July 1, 2005, the Company recorded a curtailment gain of approximately $2 million related to termination of retiree medical benefits for certain hourly employees at a facility that will be closed in the third quarter of 2005. Such curtailment is reflected in restructuring charges in the accompanying unaudited consolidated statement of operations.

12.	Debt
      Total outstanding debt of the Company as of July 1, 2005 and December 31, 2004 consisted of the following:

	As of

	July 1,	December 31,
	2005	2004

	(Dollars in millions)
Short-term debt	$37	$40

Long-term debt:
Senior Notes	$981	$1,063
Senior Subordinated Notes	293	306
Term Loan facilities	1,296	1,512
Revolving credit facility	—	—
Lucas Industries Limited debentures due 2020	187	202
Capitalized leases	33	39
Other borrowings	18	19

Total long-term debt	2,808	3,141
Less current portion	18	19

Long-term debt, net of current portion	$2,790	$3,122

Senior Notes and Senior Subordinated Notes
      The Senior Notes consist of 9 3/8% Senior Notes and 10 1/8% Senior Notes in original principal amounts of $925 million and €200 million, respectively. The Senior Subordinated Notes consist of 11% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes in original principal amounts of $300 million and €125 million, respectively. Interest is payable semi-annually on February 15 and August 15 and maturity is February 15, 2013. The Senior Notes are unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are guaranteed on a senior subordinated unsecured basis, in each case by substantially all existing and future wholly-owned domestic subsidiaries and by TRW Automotive Finance (Luxembourg), S.à.r.l., a restricted Luxembourg subsidiary.
      On May 3, 2005, the Company repurchased approximately €48 million principal amount of its 10 1/8% Senior Notes with a portion of the proceeds from the issuance of Common Stock in the first quarter of 2005. The Company recorded a loss on retirement of debt of approximately $7 million, comprised of approximately $6 million for the related redemption premium on the 10 1/8% Senior Notes, and approximately $1 million for the write-off of deferred debt issue costs.
      In the first quarter of 2004, the Company used approximately $317 million of the proceeds from its initial public offering to repay a portion of each of the dollar and euro Senior Notes and Senior Subordinated Notes, in each case including the payment of a related redemption premium thereon. The loss on retirement of debt incurred on such repayments consisted of redemption premiums totaling $30 million and write-off of deferred debt costs totaling $6 million.

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)

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
      Borrowings under the New Senior Secured Facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the administrative agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR or a eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of July 1, 2005, the applicable margin for the term loan A and the revolving credit facility was 0.375% with respect to base rate borrowings and 1.375% with respect to eurocurrency borrowings, and the applicable margin for the term loan B and the term loan E was 0.50% with respect to base rate borrowings and 1.50% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the revolving credit facility was 0.35%. The commitment fee on the revolving credit facility and the applicable margin on the New Senior Secured Facilities are subject to a leverage-based grid.
      The term loan A will amortize in equal quarterly amounts, totaling $60 million in 2007, $160 million in 2008, and $135 million in 2009 with one final installment of $45 million on January 10, 2010, the maturity date. The term loan B will amortize in equal quarterly installments in an amount equal to 1% per annum during the first seven years and three months of its term and in one final installment on June 30, 2012, the maturity date.
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

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
      April 2004 Refinancing. On April 19, 2004, the Company recorded loss on retirement of debt of $1 million related to the write-off of unamortized debt issuance costs in conjunction with the repayment of a portion of the then-existing term loan facilities.
      November 2004 Refinancing. On November 2, 2004, the Company amended and restated its then-existing credit agreement to provide for a new $300 million tranche E term loan, the proceeds of which were used along with cash on-hand to purchase the seller note with a face value, including accrued interest, of $678 million from Northrop Grumman Corporation (“Northrop”). The term loan E matures on October 31, 2010 and will amortize in equal quarterly installments in an amount equal to one percent per annum during the first five years and nine months of its term and in one final installment on the maturity date. The term loan E is guaranteed and secured on the same basis as the New Senior Secured Facilities, as described above.

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
      The proceeds from these share issuances initially were used to return cash and/or reduce liquidity line balances to the levels that existed immediately prior to the time the share purchases from an affiliate of Northrop referenced above took place. On May 3, 2005, a portion of the proceeds from these share issuances was then used to repurchase €48 million principal amount of the Company’s 10 1/8% Senior Notes.
      Pursuant to each of the T Rowe Agreement and the Wellington Agreement, the Company filed a registration statement on Form S-3 with the U.S. Securities and Exchange Commission for the registration of the resale of the shares purchased pursuant to those agreements. The registration statement was declared effective on April 12, 2005. Pursuant to the effective registration statement, the First Purchaser, the TRP Investors and the Second Purchasers will be able to sell their shares of Common Stock into the market from time to time over a maximum period of two years.
      Initial Public Offering. On February 6, 2004, the Company completed an initial public offering of 24,137,931 shares of Common Stock. Net proceeds from the offering, after deducting underwriting discounts and offering expenses, were approximately $636 million. The Company used approximately $319 million of the net proceeds from the offering to repurchase 12,068,965 shares of Common Stock held by an affiliate of The Blackstone Group L.P. (“Blackstone”) and approximately $317 million of such proceeds to repay a portion of each of the dollar and euro Senior Notes and Senior Subordinated Notes. See Note 15. In connection with the offering, the Company effected a 100 for 1 stock split of outstanding shares of Common

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
Stock on January 27, 2004. All share and per share amounts in the consolidated financial statements and these notes thereto have been retroactively adjusted to reflect the 100 for 1 stock split.

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
      As of July 1, 2005, the Company had remaining 5,769,419 shares of Common Stock available for issuance under the plan, with outstanding options to purchase approximately 10,256,870 shares of Common Stock granted to certain employees of the Company or employees of its affiliates. These options generally have a 10-year life and generally vest 20% per year over five years.

15.	Related Party Transactions
      Blackstone. In connection with the Acquisition (as defined below), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services, of which approximately $1 million is included in each of the three month periods ended July 1, 2005 and June 25, 2004 and of which approximately $2 million is included in each of the six month periods ended July 1, 2005 and June 25, 2004.
      The Company used approximately $319 million of the net proceeds from the Company’s February 2004 initial public offering to repurchase 12,068,965 shares of the Company’s Common Stock held by Automotive Investors L.L.C., an affiliate of Blackstone, at a price per share equal to $26.46, which is the proceeds per share received by the Company less the underwriting discounts. See Note 13.
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
      As of July 1, 2005, the Company has recorded certain receivables from Northrop related to tax, environmental and other indemnities in the master purchase agreement (the “Master Purchase Agreement”) between Northrop and an affiliate of Blackstone relating to the February 2003 acquisition of the shares of the subsidiaries of the former TRW Inc. (“Old TRW”) engaged in the automotive business (the “Acquisition”). During the three and six months ended July 1, 2005, the Company received approximately $2 million and $3 million, respectively, from Northrop pursuant to such indemnifications.

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)

16.	Operating Segments
      The following table presents certain financial information by segment:

	Three Months		Six Months
	Ended		Ended

	July 1,	June 25,	July 1,	June 25,
	2005	2004	2005	2004

	(Dollars in millions)
Sales to external customers:
Chassis Systems	$1,953	$1,844	$3,800	$3,506
Occupant Safety Systems	958	894	1,896	1,753
Automotive Components	454	425	894	827

Total sales	$3,365	$3,163	$6,590	$6,086

Segment earnings before taxes:
Chassis Systems	$108	$99	$171	$162
Occupant Safety Systems	95	99	188	183
Automotive Components	30	28	64	62

Segment earnings before taxes	233	226	423	407
Corporate expense and other	(35)	(24)	(70)	(52)
Financing costs	(55)	(60)	(114)	(123)
Loss on retirement of debt	(7)	(1)	(7)	(48)

Earnings before income taxes	$136	$141	$232	$184

Intersegment sales:
Chassis Systems	$1	$1	$4	$1
Occupant Safety Systems	24	5	38	9
Automotive Components	10	13	22	26

	$35	$19	$64	$36

17.	Contingencies
      Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, covering a wide range of matters that arise in the ordinary course of its business activities with respect to commercial, patent, product liability and environmental matters. In addition, the Company and its subsidiaries are conducting a number of environmental investigations and remedial actions at current and former locations of certain of the Company’s subsidiaries. Along with other companies, certain subsidiaries of the Company have been named potentially responsible parties for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably with respect to the Company or the relevant subsidiary. A reserve estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of Company environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of July 1, 2005, the Company had reserves for environmental matters of $68 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position or results of

TRW Automotive Holdings Corp.
Notes to Consolidated Financial Statements — (Continued)
operations. However, the Company cannot predict the effect on the Company’s financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.
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
      In 2001, Ford Motor Company recalled approximately 1.4 million Ford light-and heavy-duty trucks, SUVs, minivans and large passenger vehicles to inspect and, if necessary, replace certain front seat belt buckle assemblies. Subsequent to the recall, the National Highway Traffic Administration (“NHTSA”) and Ford received complaints and warranty claims alleging seat belt buckle failure after passing the original recall inspection service. On or about February 18, 2005, NHTSA notified Ford that it had opened an Engineering Analysis to analyze field performance of those vehicles that Ford dealers passed (determined to be functioning properly) using the recall inspection test. A subsidiary of the Company supplied the front seat belt assemblies that were involved in the recall. On July 6, 2005, NHTSA closed the Engineering Analysis.
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
      Neither settlement costs in connection with asbestos claims nor annual legal fees to defend these claims have been material in the past. These claims are strongly disputed by the Company and its subsidiaries and it has been the policy to defend against them aggressively. Many of these cases have been dismissed without any payment whatsoever. Moreover, there is significant insurance coverage with solvent carriers with respect to these claims. However, while costs to defend and settle these claims in the past have not been material, there can be no assurances that this will remain so in the future.
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
      Our second quarter 2005 net sales were $3.4 billion, an increase of $202 million or 6% compared to net sales of $3.2 billion in the second quarter of 2004. The increase resulted primarily from sales of new products and foreign currency translation, partially offset by pricing provided to customers and lower vehicle production volumes in North America. Operating income for the second quarter of 2005 was $198 million, a decrease of $4 million compared to the prior year period of $202 million. The decrease resulted primarily from the continued impact of commodity inflation above prior year levels, increased restructuring expenses and other costs, which were partially offset by the benefit of higher sales and cost reduction programs in excess of pricing provided to customers and non-commodity inflation. Restructuring expenses in the second quarter of 2005 were $13 million, as compared to $8 million in the prior year quarter.
      Net interest expense and accounts receivable securitization costs for the second quarter of 2005 were $55 million, as compared to $60 million in the prior year. This reduction can be attributed to our deleveraging activities, which include debt reduction and other capital structure improvement efforts, offset partially by rising interest rates. In the second quarter of 2005, we also incurred a $7 million loss on retirement of debt for redemption premiums and related fees associated with the partial redemption of our Euro-denominated 10 1/8% senior notes, equivalent to approximately $63 million, completed on May 3, 2005.
      Recent Trends. We achieved our strong second quarter results despite continued unfavorable trends in our industry. These trends include a decline in market share for vehicle sales among some of our largest customers, pricing pressure from OEMs, the continued rise in inflationary pressures impacting certain commodities, the growing concerns over the economic viability of our Tier 2 and Tier 3 supply base as they face inflationary pressures and the deteriorating financial condition of certain of our customers. Further, during the second quarter of 2005, the U.S. dollar strengthened significantly against various foreign currencies. During the three months ended July 1, 2005, the effect of these unfavorable trends were mitigated by favorable trends including our sales growth, foreign currency translation year over year and a high level of cost reductions in our businesses.
      While we continue our efforts to mitigate the risks described above, we cannot assure you that the favorable trends that benefited us in 2004 and the first six months of 2005 will continue in the future or that we will not experience a decline in sales, significant strengthening of the U.S. dollar compared to other currencies, increased costs or disruptions in supply, or that these items will not adversely impact our future earnings. In particular, during 2005, we will continue to evaluate the negative industry trends referred to above, including the deteriorating financial condition of certain of our customers and suppliers, and whether additional actions may be required to mitigate those effects. Such actions may include further plant rationalization and global capacity optimization efforts across our businesses.

      In recent years, Ford Motor Company, General Motors Corporation and, to a lesser extent, the Chrysler unit of DaimlerChrysler AG (the “Big Three”) have seen a steady decline in their market share for vehicle sales in North America and Europe, with Asian OEMs increasing their share in such markets. Although we do have business with the Asian OEMs, our customer base is more heavily weighted toward the Big Three. Further, during the second quarter of 2005, certain credit agencies downgraded Ford Motor Company’s and General Motors Corporation’s debt ratings to below investment grade. Such downgrades have added to the uncertainty surrounding these customers’ future prospects. Pricing pressure from the Big Three and other customers is characteristic of the automotive parts industry. This pressure is substantial and continuing. Virtually all OEMs have policies of seeking price reductions each year. Consequently, we have been forced to reduce our prices in both the initial bidding process and during the terms of contractual arrangements. We have taken steps to reduce costs and resist price reductions; however, price reductions have negatively impacted our sales and profit margins and are expected to do so in the future.
      We continue to work with our suppliers and customers to mitigate the impact of increasing commodity costs. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. During the second quarter of 2005, we saw a general decline in costs of ferrous metals from their recent highs. However, costs of other commodities such as resins continue to increase, and therefore, overall commodity inflation remains a significant concern. These inflationary pressures have placed a significant operational and financial burden on the Company and are expected to continue throughout 2005 and 2006. Furthermore, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected as a result of being unable to adequately mitigate these inflationary pressures. These pressures have proven to be insurmountable to some of our suppliers and we have seen the number of bankruptcies or insolvencies increase due in part to the recent inflationary pressures. While the unstable condition of some of our suppliers has not led to any significant disruptions thus far, it could lead to delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our supply base for the best source of supply.
      Our Debt and Capital Structure. On an ongoing basis we monitor, and may modify, our debt and capital structure to reduce associated costs and provide greater financial flexibility. On May 3, 2005, we repurchased approximately €48 million principal amount of our 10 1/8% Senior Notes with a portion of the proceeds from the issuance of shares of our common stock (“Common Stock”) in the first quarter of 2005.
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

RESULTS OF OPERATIONS
      The following unaudited consolidated statements of operations compare the results of operations for the three and six months ended July 1, 2005 and June 25, 2004.

TOTAL COMPANY RESULTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended July 1, 2005 and June 25, 2004
(Unaudited)

	Three Months Ended

	July 1, 2005	June 25, 2004

	(Dollars in millions)
Sales	$3,365	$3,163
Cost of sales	2,959	2,783

Gross profit	406	380
Administrative and selling expenses	126	132
Research and development expenses	52	42
Amortization of intangible assets	8	8
Restructuring charges	13	8
Other (income) expense — net	9	(12)

Operating income	198	202
Interest expense — net	54	60
Loss on retirement of debt	7	1
Accounts receivable securitization costs	1	—

Earnings before income taxes	136	141
Income tax expense	51	65

Net earnings	$85	$76

Three Months Ended July 1, 2005 Compared to Three Months Ended June 25, 2004
      Sales for the three months ended July 1, 2005 of $3.4 billion increased $202 million from $3.2 billion for the three months ended June 25, 2004. The increase resulted primarily from higher volume in excess of price reductions to customers of $101 million and the favorable effect of foreign currency exchange of $101 million. Sales volume increased despite significantly lower Big Three production in North America and flat industry production in Europe.
      Gross profit for the three months ended July 1, 2005 of $406 million increased $26 million from $380 million for the three months ended June 25, 2004. The increase resulted primarily from the positive impact of higher volume in excess of adverse product mix of $26 million, and a reduction in net pension and OPEB expense of $6 million. These increases were partially offset by the unfavorable impact of inflation (which included higher commodity prices) and price reductions to our customers, net of savings from cost reductions, of $6 million. Gross profit as a percentage of sales was approximately 12% for each of the three month periods ended July 1, 2005 and June 25, 2004.
      Administrative and selling expenses for the three months ended July 1, 2005 of $126 million declined $6 million from $132 million for the three months ended June 25, 2004. The decline resulted primarily from a reduction in net pension and OPEB expense and savings from cost reductions, partially offset by higher inflation and the unfavorable effect of foreign currency exchange. Administrative and selling expenses as a percentage of sales were 3.7% for the three months ended July 1, 2005 compared to 4.2% for the three months ended June 25, 2004.

      Research and development expenses were $52 million for the three months ended July 1, 2005 compared to $42 million for the three months ended June 25, 2004. The increase primarily reflected additional engineering cost to support new programs and growth in emerging markets, lower cost recovery for prototypes and engineering charges, and the unfavorable effect of foreign currency exchange. Research and development expenses as a percentage of sales for the three months ended July 1, 2005 were 1.6% compared to 1.3% for the three months ended June 25, 2004.
      Amortization of intangible assets was $8 million for each of the three month periods ended July 1, 2005 and June 25, 2004.
      Restructuring charges were $13 million for the three months ended July 1, 2005 compared to $8 million for the three months ended June 25, 2004. For the three months ended July 1, 2005, Chassis Systems, Occupant Safety Systems and Automotive Components recorded charges of $5 million, $2 million, and $6 million respectively, for severance, costs related to the consolidation of certain facilities, and asset impairments net of a post-retirement benefit curtailment gain. For the three months ended June 25, 2004, Chassis Systems, Occupant Safety Systems and Automotive Components recorded charges of $5 million, $1 million, and $2 million respectively, for severance, costs related to the consolidation of certain facilities and asset impairments.
      Other (income) expense — net was expense of $9 million for the three months ended July 1, 2005 compared to income of $12 million for the three months ended June 25, 2004. The decline in other income primarily reflected the unfavorable effect of foreign currency exchange and higher expense in connection with bankruptcy and administration proceedings of certain customers of the Company.
      Interest expense — net for the three months ended July 1, 2005 was $54 million compared to $60 million for the three months ended June 25, 2004. The decrease in interest expense primarily reflected the impact of the Company’s reduction in debt, refinancing activities and other capital structure improvements, partially offset by increasing interest rates on variable rate debt.
      Loss on retirement of debt for the three months ended July 1, 2005 totaled $7 million compared to $1 million for the three months ended June 25, 2004. On May 3, 2005, the Company repurchased approximately €48 million principal amount of its 10 1/8% Senior Notes with a portion of the proceeds from the issuance of Common Stock. The Company recorded a loss on retirement of debt of approximately $6 million for the related redemption premium on the 10 1/8% Senior Notes, and approximately $1 million for the write-off of deferred debt issue costs.
      In the second quarter of 2004, the Company recorded loss on retirement of debt of $1 million related to the write-off of unamortized debt issuance costs in conjunction with the repayment of a portion of the then-existing term loan facilities.
      Accounts receivable securitization costs was $1 million for the three months ended July 1, 2005. Securitization costs for the three months ended June 25, 2004 were de minimis.
      Income tax expense for the three months ended July 1, 2005 was $51 million on pre-tax income of $136 million as compared to income tax expense of $65 million on pre-tax earnings of $141 million for the three months ended June 25, 2004. The expense for income taxes of $51 million for the three months ended July 1, 2005 includes a one time benefit of $17 million resulting from a tax law change in Poland related to investment tax credits for companies operating in certain special economic zones within the country. The investment tax credits replace the tax holiday that was previously in effect for the Company. The income tax rate varies from the United States statutory income tax rate due primarily to losses in certain jurisdictions without recognition of a corresponding income tax benefit, non-deductible interest expense in certain foreign jurisdictions, as well as the impact of the one time item noted above.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended July 1, 2005 and June 25, 2004
(Unaudited)

	Six Months Ended

	July 1, 2005	June 25, 2004

	(Dollars in millions)
Sales	$6,590	$6,086
Cost of sales	5,820	5,381

Gross profit	770	705
Administrative and selling expenses	262	257
Research and development expenses	106	79
Amortization of intangible assets	16	17
Restructuring charges	21	13
Other (income) expense — net	12	(16)

Operating income	353	355
Interest expense — net	112	122
Loss on retirement of debt	7	48
Accounts receivable securitization costs	2	1

Earnings before income taxes	232	184
Income tax expense	97	106

Net earnings	$135	$78

Six Months Ended July 1, 2005 Compared to Six Months Ended June 25, 2004
      Sales for the six months ended July 1, 2005 of $6.6 billion increased $504 million from $6.1 billion for the six months ended June 25, 2004. The increase resulted primarily from higher volume and sales of new products, net of price reductions provided to customers, of $271 million and the favorable effect of foreign currency exchange of $233 million.
      Gross profit for the six months ended July 1, 2005 of $770 million increased $65 million from $705 million for the six months ended June 25, 2004. The increase resulted primarily from the positive impact of higher volume, net of adverse product mix, of $66 million, a reduction in net pension and OPEB expense of $15 million, and lower product warranty cost primarily in Europe of $5 million. These increases were partially offset by the unfavorable impact of inflation (which included higher commodity prices) and price reductions to our customers, net of savings from cost reductions, of $22 million. Gross profit as a percentage of sales for the six months ended July 1, 2005 was 11.7% compared to 11.6% for the six months ended June 25, 2004.
      Administrative and selling expenses for the six months ended July 1, 2005 of $262 million increased $5 million from $257 million for the six months ended June 25, 2004. The increase resulted primarily from higher inflation of $7 million and the unfavorable effect of foreign currency exchange of $5 million, partially offset by a reduction in net pension and OPEB expense of $5 million and savings from cost reductions. Administrative and selling expenses as a percentage of sales were 4.0% for the six months ended July 1, 2005 compared to 4.2% for the six months ended June 25, 2004.
      Research and development expenses for the six months ended July 1, 2005 were $106 million compared to $79 million for the six months ended June 25, 2004. The increase primarily reflected additional engineering cost to support new programs and growth in emerging markets, lower cost recovery for prototypes and engineering charges, and the unfavorable effect of foreign currency exchange. Research and development expenses as a percentage of sales for the six months ended July 1, 2005 were 1.6% compared to 1.3% for the six months ended June 25, 2004.

      Amortization of intangible assets was $16 million for the six months ended July 1, 2005 compared to $17 million for the six months ended June 25, 2004.
      Restructuring charges were $21 million for the six months ended July 1, 2005 compared to $13 million for the six months ended June 25, 2004. For the six months ended July 1, 2005, Chassis Systems, Occupant Safety Systems and Automotive Components recorded charges of $9 million, $4 million, and $8 million respectively, for severance, costs related to the consolidation of certain facilities, and asset impairments net of a post-retirement benefit curtailment gain. For the six months ended June 25, 2004, Chassis Systems, Occupant Safety Systems and Automotive Components recorded charges of $10 million, $1 million, and $2 million respectively, for severance, costs related to the consolidation of certain facilities and asset impairments.
      Other (income) expense — net was expense of $12 million for the six months ended July 1, 2005 compared to income of $16 million for the six months ended June 25, 2004. The decline in other income primarily reflected the unfavorable effect of foreign currency exchange and an increase in bad debt expense of approximately $15 million related to the bankruptcy and administration proceedings of certain of our customers.
      Interest expense — net for the six months ended July 1, 2005 was $112 million compared to $122 million for the six months ended June 25, 2004. Interest expense for the six months ended July 1, 2005 included approximately $3 million of expenses related to the credit agreement amendment and restatement entered into in December 2004. The decrease in interest expense primarily resulted from a reduction in debt and various refinancing activities, partially offset by higher interest rates on variable rate debt.
      Loss on retirement of debt for the six months ended July 1, 2005 totaled $7 million compared to $48 million for the six months ended June 25, 2004. In the first six months of 2005, the Company repurchased approximately €48 million principal amount of its 10 1/8% Senior Notes with a portion of the proceeds from the issuance of Common Stock. The Company recorded a loss on retirement of debt of approximately $6 million for the related redemption premium on the 10 1/8% Senior Notes, and approximately $1 million for the write-off of deferred debt issue costs.
      In the first six months of 2004, the Company recorded a loss on retirement of debt of $48 million related to the following transactions:

•	$1 million related to the write-off of unamortized debt issuance costs in conjunction with the repayment of a portion of the then-existing term loan facilities in the second quarter of 2004;

•	$11 million write-off of unamortized debt issuance costs in conjunction with our January 2004 refinancing of the then-existing term loan facilities; and

•	$30 million of redemption fees and $6 million write-off of unamortized debt issuance costs associated with our dollar and euro-denominated senior notes and senior-subordinated notes which were partially redeemed in March 2004.
      Accounts receivable securitization costs for the six months ended July 1, 2005 were $2 million compared to the $1 million for the six months ended June 25, 2004.
      Income tax expense for the six months ended July 1, 2005 was $97 million on pre-tax income of $232 million as compared to income tax expense of $106 million on pre-tax earnings of $184 million for the six months ended June 25, 2004. The expense for income taxes of $97 million for the six months ended July 1, 2005 includes a one time benefit of $17 million resulting from a tax law change in Poland related to investment tax credits for companies operating in certain special economic zones within the country. The investment tax credits replace the tax holiday that was previously in effect for the Company. The income tax rate varies from the United States statutory income tax rate due primarily to losses in certain jurisdictions without recognition of a corresponding income tax benefit, non-deductible interest expense in certain foreign jurisdictions, as well as the impact of the one time item noted above.

SEGMENT RESULTS OF OPERATIONS
      The following table reconciles segment sales and earnings before taxes to consolidated sales and earnings before taxes for the three and six months ended July 1, 2005 and June 25, 2004.

	Three Months		Six Months
	Ended		Ended

	July 1,	June 25,	July 1,	June 25,
	2005	2004	2005	2004

	(Dollars in millions)
Sales to external customers:
Chassis Systems	$1,953	$1,844	$3,800	$3,506
Occupant Safety Systems	958	894	1,896	1,753
Automotive Components	454	425	894	827

Total sales	$3,365	$3,163	$6,590	$6,086

Earnings before taxes
Chassis Systems	$108	$99	$171	$162
Occupant Safety Systems	95	99	188	183
Automotive Components	30	28	64	62

Segment earnings before taxes	233	226	423	407
Corporate expense and other	(35)	(24)	(70)	(52)
Financing costs	(55)	(60)	(114)	(123)
Loss on retirement of debt	(7)	(1)	(7)	(48)

Earnings before taxes	$136	$141	$232	$184

CHASSIS SYSTEMS

Three Months Ended July 1, 2005 Compared to Three Months Ended June 25, 2004

	Three Months
	Ended

	July 1,	June 25,
	2005	2004

	(Dollars in millions)
Sales	$1,953	$1,844
Earnings before taxes	108	99
Restructuring charges	(5)	(5)
      Sales for the Chassis Systems segment for the three months ended July 1, 2005 of $1,953 million increased $109 million from $1,844 million for the three months ended June 25, 2004. The increase resulted primarily from the favorable effect of foreign currency exchange of $62 million and higher volume in excess of price reductions to customers of $47 million.
      Earnings before taxes for the Chassis Systems segment for the three months ended July 1, 2005 of $108 million increased $9 million from $99 million for the three months ended June 25, 2004. The increase resulted primarily from the positive impact of higher volume net of adverse product mix of $13 million. This increase was partially offset by the unfavorable effect of foreign currency exchange of $3 million and price reductions to customers and inflation (which included higher commodity prices) that exceeded savings from cost reductions of $1 million. For the three months ended July 1, 2005, Chassis Systems recorded restructuring charges of $5 million in connection with severance and costs related to the consolidation of certain facilities net of a post-retirement benefit curtailment gain. For the three months ended June 25, 2004, Chassis Systems recorded restructuring charges of $5 million in connection with severance and costs related to the consolidation of certain facilities.

Six Months Ended July 1, 2005 Compared to Six Months Ended June 25, 2004

	Six Months
	Ended

	July 1,	June 25,
	2005	2004

	(Dollars in millions)
Sales	$3,800	$3,506
Earnings before taxes	171	162
Restructuring charges	(9)	(10)
      Sales for the Chassis Systems segment for the six months ended July 1, 2005 of $3,800 million increased $294 million from $3,506 million for the six months ended June 25, 2004. The increase resulted primarily from higher volume in excess of price reductions to customers of $162 million and the favorable effect of foreign currency exchange of $133 million. These increases were reduced by the net loss of sales from divestitures of $1 million.
      Earnings before taxes for the Chassis Systems segment for the six months ended July 1, 2005 of $171 million increased $9 million from $162 million for the six months ended June 25, 2004. The increase resulted primarily from the positive impact of higher volume, net of adverse product mix, of $34 million. This increase was partially offset by price reductions to customers and inflation (which included higher commodity prices) that exceeded savings from cost reductions of $17 million and the unfavorable effect of foreign currency exchange of $8 million. For the six months ended July 1, 2005, Chassis Systems recorded restructuring charges of $9 million in connection with severance and costs related to the consolidation of certain facilities net of a post-retirement benefit curtailment gain compared to $10 million for severance and costs related to the consolidation of certain facilities for the six months ended June 25, 2004.
OCCUPANT SAFETY SYSTEMS

Three Months Ended July 1, 2005 Compared to Three Months Ended June 25, 2004

	Three Months
	Ended

	July 1,	June 25,
	2005	2004

	(Dollars in millions)
Sales	$958	$894
Earnings before taxes	95	99
Restructuring charges	(2)	(1)
      Sales for the Occupant Safety Systems segment for the three months ended July 1, 2005 of $958 million increased $64 million from $894 million for the three months ended June 25, 2004. The increase primarily reflected higher customer volume and growth in new product areas, net of price reductions to our customers, of $44 million, and the favorable impact of foreign currency exchange of $20 million.
      Earnings before taxes for the Occupant Safety Systems segment for the three months ended July 1, 2005 of $95 million decreased $4 million from $99 million for the three months ended June 25, 2004. The decrease resulted primarily from price reductions to customers and inflation (which included higher commodity prices) that exceeded savings from cost reductions of $13 million and the unfavorable effect of foreign currency exchange of $2 million. These decreases were partially offset by the positive impact of higher volume, net of adverse product mix, of $11 million. For the three months ended July 1, 2005, Occupant Safety Systems recorded restructuring charges of $2 million for an asset impairment compared to a $1 million charge for the three months ended June 25, 2004 in connection with severance and costs related to the consolidation of certain facilities.

Six Months Ended July 1, 2005 Compared to Six Months Ended June 25, 2004

	Six Months
	Ended

	July 1,	June 25,
	2005	2004

	(Dollars in millions)
Sales	$1,896	$1,753
Earnings before taxes	188	183
Restructuring charges	(4)	(1)
      Sales for the Occupant Safety Systems segment for the six months ended July 1, 2005 of $1,896 million increased $143 million from $1,753 million for the six months ended June 25, 2004. The increase primarily reflected higher customer volume and growth in new product areas, net of price reductions to our customers, of $82 million, and the favorable impact of foreign currency exchange of $60 million.
      Earnings before taxes for the Occupant Safety Systems segment for the six months ended July 1, 2005 of $188 million increased $5 million from $183 million for the six months ended June 25, 2004. The increase resulted primarily from the positive impact of higher volume, net of adverse product mix, of $27 million. This increase was partially offset by price reductions to customers and inflation (which included higher commodity prices) that exceeded savings from cost reductions of $18 million and the unfavorable effect of foreign currency exchange of $3 million. For the six months ended July 1, 2005, Occupant Safety Systems recorded restructuring charges of $4 million in connection with severance, costs related to the consolidation of certain facilities, and asset impairments compared to $1 million for the six months ended June 25, 2004.
AUTOMOTIVE COMPONENTS

Three Months Ended July 1, 2005 Compared to Three Months Ended June 25, 2004

	Three Months
	Ended

	July 1,	June 25,
	2005	2004

	(Dollars in millions)
Sales	$454	$425
Earnings before taxes	30	28
Restructuring charges	(6)	(2)
      Sales for the Automotive Components segment for the three months ended July 1, 2005 of $454 million increased $29 million from $425 million for the three months ended June 25, 2004. The increase primarily reflected the favorable impact of foreign currency exchange of $20 million and higher customer volume, net of price reductions to our customers, of $9 million.
      Earnings before taxes for the Automotive Components segment for the three months ended July 1, 2005 of $30 million increased $2 million from $28 million for the three months ended June 25, 2004. The increase resulted primarily from higher sales volume and cost reductions. These benefits were offset by adverse product mix, price reductions to customers and higher inflation (which included higher commodity prices). For the three months ended July 1, 2005, Automotive Components recorded restructuring charges of $6 million in connection with severance and costs related to the consolidation of certain facilities compared to $2 million for the three months ended June 25, 2004.

Six Months Ended July 1, 2005 Compared to Six Months Ended June 25, 2004

	Six Months
	Ended

	July 1,	June 25,
	2005	2004

	(Dollars in millions)
Sales	$894	$827
Earnings before taxes	64	62
Restructuring charges	(8)	(2)
      Sales for the Automotive Components segment for the six months ended July 1, 2005 of $894 million increased $67 million from $827 million for the six months ended June 25, 2004. The increase primarily reflected the favorable impact of foreign currency exchange of $40 million and higher customer volume, net of price reductions to our customers, of $28 million.
      Earnings before taxes for the Automotive Components segment for the six months ended July 1, 2005 of $64 million increased $2 million from $62 million for the for the six months ended June 25, 2004. The increase resulted primarily from the favorable impact of higher sales volume and cost reductions. These benefits were offset by adverse product mix, price reductions to customers and higher inflation (which included higher commodity prices). For the six months ended July 1, 2005, Automotive Components recorded restructuring charges of $8 million in connection with severance and costs related to the consolidation of certain facilities compared to $2 million for the six months ended June 25, 2004.
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
      Operating activities. Cash provided by operating activities for the six months ended July 1, 2005 was $212 million as compared to cash provided by operating activities of $28 million for the six months ended June 25, 2004. The change resulted primarily from timing of cash receipts from customers given the quarter close date in 2005 being five calendar days later than the previous year, as well as higher profits.
      Investing activities. Cash used in investing activities for the six months ended July 1, 2005 was $174 million compared to $59 million for the six months ended June 25, 2004. This increase was due primarily to proceeds from asset sales and divestitures of approximately $108 million received in the six months ended June 25, 2004 that did not recur in 2005.
      During the six months ended July 1, 2005, we spent $174 million in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches started in 2004 and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $500 million, or 4% of sales, on capital expenditures for such purposes during 2005.
      Financing activities. Cash used in financing activities was $290 million in the six months ended July 1, 2005, compared to $271 million in the six months ended June 25, 2004. In the first six months of 2005, we borrowed approximately $1,309 million, net of debt issue costs, and used approximately $1,598 million to pay down long-term debt, primarily in conjunction with the initial draw down of the credit facilities under our December 2004 amendment and restatement of our credit agreement.
      On March 11, 2005, we completed the purchase of an aggregate 7,256,500 shares of our Common Stock from Northrop Grumman Corporation (“Northrop”) for aggregate consideration of approximately $143 million. Such shares were immediately retired. Separately, on March 11, 2005, we completed the sale of an aggregate 7,256,500 newly issued shares of Common Stock to certain institutional investors for aggregate proceeds of approximately $143 million. On May 3, 2005, we repurchased approximately €48 million principal amount (approximating $63 million) of our 10 1/8% Senior Notes with a portion of the proceeds from this issuance.

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
      We intend to draw down on, and use proceeds from, the revolving credit facility under our senior secured credit facilities and the Company’s United States and European accounts receivables facilities (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of July 1, 2005, we had approximately $845 million of availability under our revolving credit facility, approximately €153 million and £40 million under our European accounts receivable facilities and approximately $151 million of availability under our U.S. accounts receivable facility as further discussed below. During any given month, we anticipate that we will draw as much as an aggregate of $400 million from the Liquidity Facilities. The amounts drawn under the Liquidity Facilities typically will be paid back throughout the month as cash from customers is received. We may then draw upon such facilities again for working capital purposes in the same or succeeding months. These borrowings reflect normal working capital utilization of liquidity.
      In connection with the February 2003 acquisition (the “Acquisition”) by an affiliate of The Blackstone Group L.P. (“Blackstone”) of the shares of the subsidiaries of the former TRW Inc. (“Old TRW”) engaged in the automotive business from Northrop, TRW Automotive Inc., the Company’s wholly-owned subsidiary (“TRW Automotive”) issued the senior notes and the senior subordinated notes, entered into senior credit facilities, consisting of a revolving credit facility and term loan facilities, and initiated a trade accounts receivable securitization program, or the receivables facility. As of July 1, 2005, we had outstanding $2.8 billion in aggregate indebtedness, with an additional $845 million of borrowing capacity available under our revolving credit facility, after giving effect to $55 million in outstanding letters of credit and guarantees, which reduced the amount available. As of July 1, 2005, approximately $254 million of our total reported accounts receivable balance was considered eligible for borrowings under our United States receivables facility, of which approximately $151 million would have been available for funding. We had no outstanding borrowings under this receivables facility as of July 1, 2005. See “Other Receivables Facilities” for further discussion of our European facilities, which have approximately €153 million and £40 million of funding availability and no outstanding borrowings as of July 1, 2005.
      On May 3, 2005, the Company repurchased approximately €48 million principal amount of its 10 1/8% Senior Notes with a portion of the proceeds from the issuance of new shares of Common Stock in the first quarter. In the second quarter of 2005, the Company recorded a loss on retirement of debt of approximately $6 million for the related redemption premium on the 10 1/8% Senior Notes, and approximately $1 million for the write-off of deferred debt issue costs.
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

      Senior Secured Credit Facilities. The senior secured credit facilities consist of a secured revolving credit facility and various senior secured term loan facilities. As of July 1, 2005, the term loan facilities, with maturities ranging from 2010 to 2012, consisted of an aggregate of $1.3 billion dollar-denominated term loans and the revolving credit facility provided for borrowing of up to $900 million.
      The term loan A in the amount of $400 million will amortize in equal quarterly amounts, totaling $60 million in 2007, $160 million in 2008, and $135 million in 2009 with one final installment of $45 million on January 10, 2010, the maturity date. The term loan B in the amount of $600 million will amortize in equal quarterly installments in an amount equal to 1% per annum during the first seven years and three months of its term and in one final installment on its maturity date, June 30, 2012. The term loan E facility in the amount of $300 million will amortize in equal quarterly installments in an amount equal to 1% per annum during the first five years and nine months of its term and in one final installment on its maturity date, October 31, 2010.
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
      Interest Rate Swap Agreements. In January 2004, the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. Since these interest rate swaps hedge the designated debt balance and qualify for fair value hedge accounting, changes in the fair value of the swaps also result in a corresponding adjustment to the value of the debt. As of July 1, 2005, the Company recorded a $2 million obligation related to these interest rate swaps, resulting from an increase in forward rates, along with a reduction of debt.
Contractual Obligations and Commitments
      On January 10, 2005, we refinanced our credit facilities by making an initial draw on the facilities which were amended and restated in December 2004. Long-term debt obligations set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our Report on Form 10-K for the fiscal year ended December 31, 2004 gave effect to this refinancing and initial draw-down.
      Also, on May 3, 2005, the Company repurchased approximately €48 million principal amount of its 10 1/8% Senior Notes with a portion of the proceeds from the issuance of new shares of Common Stock in the first quarter.

      Under the master purchase agreement relating to the Acquisition, we are required to indemnify Northrop for certain tax losses or liabilities pertaining to pre-Acquisition periods. This indemnification obligation is capped at $67 million. Initial payments of approximately $30 million were made in 2004. During the first six months of 2005, we made tax payments of approximately $10 million under this indemnification. Our remaining obligation under this indemnity is $27 million, of which $18 million is expected to be paid during the remainder of 2005.
Off-Balance Sheet Arrangements
      We do not have guarantees related to unconsolidated entities, which have, or are reasonably likely to have, a material current or future effect on our financial position, results of operations or cash flows.
      In connection with the Acquisition, we entered into a receivables facility, which, as amended, extends to December 2009 and provides up to $400 million in funding from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors.
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
      Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). We had no outstanding borrowings under this facility as of July 1, 2005.
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

      However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the borrower’s assets, we are required to consolidate the borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as accounts receivable securitization costs. As there were no borrowings outstanding under the receivables facility on July 1, 2005, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the borrower’s assets and, therefore, the financial position and results of operations of the borrower were included in our consolidated financial statements as of July 1, 2005.
Other Receivables Facilities
      In addition to the receivables facility described above, certain of our European subsidiaries entered into receivables financing arrangements in December 2003, January 2004 and December 2004. We have approximately €78 million available for a term of one year through factoring arrangements in which customers send bills of exchange directly to the bank. We also have two receivable financing arrangements with availabilities of €75 million and £40 million, respectively. Each of these arrangements is available for a term of one year and each involves a separate wholly-owned special purpose vehicle which purchases trade receivables from its domestic affiliates and sells those trade receivables to a domestic bank. These financing arrangements provide short-term financing to meet our liquidity needs, and any borrowings under these arrangements are included in our consolidated balance sheet.
Research, Development and Engineering
      Company-funded research, development and engineering costs totaled:

	Three Months		Six Months
	Ended		Ended

	July 1,	June 25,	July 1,	June 25,
	2005	2004	2005	2004

	(Dollars in millions)
Research and development expenses	$52	$42	$106	$79
Engineering costs	121	118	255	236

Total	$173	$160	$361	$315

      Total research, development and engineering costs as a percentage of sales were 5.1% for the three months ended July 1, 2005 as compared to 5.1% for the three months ended June 25, 2004, and 5.5% for the six months ended July 1, 2005 as compared to 5.2% for the six months ended June 25, 2004.
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
      A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of July 1, 2005, we had reserves for environmental matters of $68 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of the indemnification provided for in the master purchase agreement under which Northrop has agreed to indemnify us for 50% of any environmental liabilities associated with the operation or ownership of Old TRW’s automotive business existing at or prior to the Acquisition, subject to certain exceptions.
      TRW Safety Systems Inc., a subsidiary of the Company (“TSSI”), received a letter from the Federal Aviation Administration (the “FAA”) dated June 28, 2005 alleging that it violated the federal Hazardous Material Regulations (“HMR”) and/or the International Civil Aviation Organization Technical Instructions by allegedly offering undeclared hazardous materials for shipment on May 5, 2005, from its El Paso, Texas warehouse to the TSSI facility in Romeo, Michigan. TSSI is responding to the FAA’s request “to furnish any information concerning mitigating or extenuating circumstances surrounding these alleged violations.” Civil penalties of up to $32,500 can be imposed for each violation of the HMR. Management cannot predict the outcome of the investigation at this time, but does not believe that it will have a material adverse effect on our financial condition or results of operations.
      We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, results of operations or competitive position. Our capital expenditures for environmental control facilities during the remainder of 2005 and 2006 are not expected to be material to us. We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on our financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.
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
      In 2001, Ford Motor Company recalled approximately 1.4 million Ford light-and heavy-duty trucks, SUVs, minivans and large passenger vehicles to inspect and, if necessary, replace certain front seat belt buckle assemblies. Subsequent to the recall, the National Highway Traffic Safety Administration (“NHTSA”) and Ford received complaints and warranty claims alleging seat belt buckle failure after passing the original recall inspection service. On or about February 18, 2005, NHTSA notified Ford that it had opened an Engineering Analysis to analyze field performance of those vehicles that Ford dealers passed (determined to be functioning properly) using the recall inspection test. A subsidiary of the Company supplied the front seat belt assemblies that were involved in the recall. On July 6, 2005, NHTSA closed the Engineering Analysis.
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
      Neither our settlement costs in connection with asbestos claims nor our annual legal fees to defend these claims have been material in the past. These claims are strongly disputed by us and it has been our policy to defend against them aggressively. We have been successful in obtaining the dismissal of many cases without any payment whatsoever. Moreover, there is significant insurance coverage with solvent carriers with respect to these claims. However, while our costs to defend and settle these claims in the past have not been material, we cannot assure you that this will remain so in the future.
      We believe that the ultimate resolution of the foregoing matters will not have a material effect on our financial condition or results of operations.
Recent Accounting Pronouncements
      See Note 2 to the accompanying unaudited consolidated financial statements for a discussion of recent accounting pronouncements.
Outlook
      The Company updated its full year 2005 outlook to include the second quarter one-time tax benefit in Poland and to reflect current industry assumptions. The Company expects revenue in the range of $12.5 to $12.9 billion and earnings per diluted share in the range of $1.60 to $1.80. Earnings guidance has been updated to include restructuring related expenses of approximately $70 million and a revised effective tax rate range of 43% to 50%, which now reflects the impact of the one-time tax benefit in Poland. This guidance also includes $33 million of expenses for amortization of intangibles. Lastly, the Company expects capital expenditures to total approximately 4% of sales for the year.
      For the third quarter of 2005, the Company expects revenue of approximately $2.9 billion and results ranging from a loss per share of $(0.08) to earnings per diluted share of $0.05. Third quarter guidance includes net pre-tax restructuring costs of approximately $30 million.
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
      Annually, we purchase large quantities of ferrous metals, resins and textiles for use in our manufacturing process either indirectly as part of purchased components, or directly as raw materials, and therefore we continue to be exposed to the recent inflationary pressures impacting the ferrous metal, resin/yarn and other commodity markets on a worldwide basis. We are also concerned about the viability of the Tier 2 and Tier 3 supply base as they face these inflationary pressures. We are monitoring the situation closely and where applicable are working with suppliers and customers to mitigate the potential effect on our financial results. However, our efforts to mitigate the effects may be insufficient and the pressures may worsen, thus potentially having a negative impact on our financial results.

      Given the nature of our global operations, we maintain an inherent exposure to fluctuations in foreign currencies relative to the U.S. dollar which has recently strengthened significantly against such currencies. Should this trend continue, it could have a negative impact on our results of operations due to our proportional concentration of sales volumes in countries outside the United States.
Forward-Looking Statements
      This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data and management’s expectations with respect to future financial results (including those set forth in “Outlook” herein), are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.
      There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors which could cause our actual results to differ materially from those suggested by our forward-looking statements are set forth in our Report on Form 10-K for the fiscal year ended December 31, 2004 (the “10-K”) and our Report on Form 10-Q for the quarter ended April 1, 2005 and include: possible production cuts by our customers; escalating pricing pressures from our customers; severe inflationary pressures impacting the markets for ferrous metals and other commodities; non-performance by, or insolvency of, our suppliers and customers; our substantial leverage; interest rate risk arising from our variable rate indebtedness; the highly competitive automotive parts industry and its cyclicality; product liability and warranty and recall claims; our dependence on our largest customers; loss of market share by domestic vehicle manufacturers; limitations on flexibility in operating our business contained in our debt agreements; fluctuations in foreign exchange rates; the possibility that our owners’ interests will conflict with ours; work stoppages or other labor issues and other risks and uncertainties set forth under “Risk Factors” in the 10-K and in our other Securities and Exchange Commission (“SEC”) filings.
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
      Foreign Currency Exchange Rate Risk. We utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts and, to a lesser extent, options are utilized to protect our cash flow from adverse movements in exchange rates. These derivative instruments are only used to hedge transactional exposures. Risks associated with translation exposures are not hedged. Transactional currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of July 1, 2005, approximately 21% of our total debt was in foreign currencies compared to 20% at June 25, 2004.
      Interest Rate Risk. We are subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt. In order to manage interest costs, we utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (LIBOR). As of July 1, 2005, approximately 65% of our total debt was at variable interest rates compared to 55% at June 25, 2004.
      Sensitivity Analysis. We utilize a sensitivity analysis model to calculate the fair value, cash flows or income statement impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of July 1, 2005 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The results of the sensitivity model calculations follow:

	Assuming a 10%	Assuming a 10%	Favorable
	increase in	decrease in	(unfavorable)
	prices/rates	prices/rates	change in

	(Dollars in millions)
Market Risk
Foreign Currency Rate Sensitive:
Forwards*
- Long US$	$(55)	$59	Fair value
- Short US$	$29	$(31)	Fair value
Debt
- Foreign currency denominated	$(61)	$61	Fair value
Interest Rate Sensitive:
Debt
- Fixed rate	$25	$(26)	Fair value
- Variable rate	$(6)	$6	Cash flow
Swaps
- Pay variable/ receive fixed	$(1)	$1	Fair value

*	Includes only the risk related to the derivative instruments that serve as hedges and does not include the related underlying hedged item or any other operating transactions. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed.

ITEM 4.	CONTROLS AND PROCEDURES
      Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures as of July 1, 2005, have concluded that the Company’s disclosure controls and procedures are adequate and effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed under the Securities Exchange Act of 1934.
      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting subsequent to the date of their evaluation.

PART II

ITEM 1.	LEGAL PROCEEDINGS
      Except as set forth in this Quarterly report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies,” there have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the quarter ended April 1, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer repurchases
      The independent trustee of our 401(k) plans and similar plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and matching contributions in Company stock to employee investments. In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and for the satisfaction of tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the Company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of this Report on Form 10-Q. In addition, although our stock incentive plan also permits the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding, there was no such withholding in the second quarter of 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its 2005 Annual Meeting of Stockholders on May 13, 2005. At the meeting, the following matters were submitted to a vote of the stockholders of the Company:

(1)	The election of three directors to three-year terms on the Board of Directors.

Class I directors for a term expiring at the 2008 annual meeting of stockholders:

	For	Withhold

Joshua H. Astrof	83,169,782	6,566,554
Francois J. Castaing	89,102,154	634,182
Paul H. O’Neill	85,921,297	3,815,039

(2)	The ratification of Ernst & Young LLP as independent public accounts to audit the consolidated financial statements of TRW Automotive Holdings Corp. for 2005:

For	Against	Abstain

89,320,815	409,328	6,193

ITEM 5.	OTHER INFORMATION
      Amendment to Employment Agreements. On July 29, 2005, TRW Automotive Inc. or TRW Limited, both wholly owned subsidiaries of the Company, entered into amendments to the employment agreements with certain of the Company’s executive officers (David Bialosky, Joseph Cantie, Peter Lake and Neil Marchuk) (each, an “Executive”). Each of the employment agreements for such Executives previously provided that the Executive’s employment term would end on December 31, 2005, subject to automatic one-year extensions thereafter unless there is prior written notice that it shall not be so extended. The amendments revise the employment agreements to provide that the employment term will end on December 31, 2008, subject to automatic one-year extensions thereafter unless there is prior written notice that it shall not be so extended.

ITEM 6.	EXHIBITS

Exhibit
Number		Exhibit Name

10.1	*	Third Amendment dated as of July 29, 2005 to Employment Agreement of Peter J. Lake

10.2	*	Third Amendment dated as of July 29, 2005 to Employment Agreement of David L. Bialosky

10.3	*	Third Amendment dated as of July 29, 2005 to Employment Agreement of Joseph S. Cantie

10.4	*	Second Amendment dated as of July 29, 2005 to Employment Agreement of Neil E. Marchuk

31(a)	*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31(b)	*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32(a)	*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32(b)	*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herein

Signature
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRW Automotive Holdings Corp.
(Registrant)

By:	/s/ JOSEPH S. CANTIE

Joseph S. Cantie
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and
as Principal Financial Officer)
Date: August 2, 2005

Exhibit Index

Exhibit
Number		Exhibit Name

10.1	*	Third Amendment dated as of July 29, 2005 to Employment Agreement of Peter J. Lake

10.2	*	Third Amendment dated as of July 29, 2005 to Employment Agreement of David L. Bialosky

10.3	*	Third Amendment dated as of July 29, 2005 to Employment Agreement of Joseph S. Cantie

10.4	*	Second Amendment dated as of July 29, 2005 to Employment Agreement of Neil E. Marchuk

31(a)	*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31(b)	*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32(a)	*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32(b)	*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herein