Form 10-Q
period 2005-09-30
TRW AUTOMOTIVE HOLDINGS CORP
filed 2005-11-01
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
As of October 20, 2005, the number of shares outstanding of the registrant’s Common Stock was 99,140,439.

TRW AUTOMOTIVE HOLDINGS CORP.

i

PART I

Item 1.	Consolidated Financial Statements
TRW AUTOMOTIVE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	September 30,	September 24,
	2005	2004

	(Unaudited)
	(In millions, except per share
	amounts)
Sales	$2,917	$2,739
Cost of sales	2,623	2,458

Gross profit	294	281
Administrative and selling expenses	135	130
Research and development expenses	43	36
Amortization of intangible assets	8	8
Restructuring charges and asset impairments	35	5
Other (income) expense — net	(1)	7

Operating income	74	95
Interest expense — net	59	59
Accounts receivable securitization costs	—	1

Earnings before income taxes	15	35
Income tax expense	5	22

Net earnings	$10	$13

Basic earnings per share:
Earnings per share	$0.10	$0.13

Weighted average shares	99.1	98.9

Diluted earnings per share:
Earnings per share	$0.10	$0.13

Weighted average shares	103.1	101.2

See accompanying notes to unaudited consolidated financial statements.

TRW AUTOMOTIVE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended

	September 30,	September 24,
	2005	2004

	(Unaudited)
	(In millions, except per share
	amounts)
Sales	$9,507	$8,825
Cost of sales	8,443	7,840

Gross profit	1,064	985
Administrative and selling expenses	397	386
Research and development expenses	149	115
Amortization of intangible assets	24	25
Restructuring charges and asset impairments	56	18
Other (income) expense — net	11	(9)

Operating income	427	450
Interest expense — net	171	181
Loss on retirement of debt	7	48
Accounts receivable securitization costs	2	2

Earnings before income taxes	247	219
Income tax expense	102	128

Net earnings	$145	$91

Basic earnings per share:
Earnings per share	$1.46	$0.93

Weighted average shares	99.0	97.4

Diluted earnings per share:
Earnings per share	$1.42	$0.91

Weighted average shares	102.0	100.2

See accompanying notes to unaudited consolidated financial statements.

TRW AUTOMOTIVE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

	As of

	September 30,	December 31,
	2005	2004

	(Unaudited)
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$300	$790
Marketable securities	17	19
Accounts receivable — net	1,959	1,813
Inventories	656	684
Prepaid expenses	83	34
Deferred income taxes	162	176

Total current assets	3,177	3,516
Property, plant and equipment — net of accumulated depreciation of $1,147 million and $890 million, respectively	2,405	2,635
Goodwill	2,357	2,357
Intangible assets — net	740	765
Prepaid pension cost	214	190
Deferred income taxes	120	91
Other assets	577	560

Total assets	$9,590	$10,114

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Short-term debt	$38	$40
Current portion of long-term debt	17	19
Trade accounts payable	1,721	1,887
Accrued compensation	285	309
Income taxes payable	242	233
Other current liabilities	995	992

Total current liabilities	3,298	3,480
Long-term debt	2,776	3,122
Post-retirement benefits other than pensions	930	959
Pension benefits	715	843
Deferred income taxes	261	268
Long-term liabilities	307	272

Total liabilities	8,287	8,944
Minority interests	56	65
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,139	1,131
Retained earnings (accumulated deficit)	73	(72)
Accumulated other comprehensive earnings	34	45

Total stockholders’ equity	1,247	1,105

Total liabilities, minority interests, and stockholders’ equity	$9,590	$10,114

See accompanying notes to unaudited consolidated financial statements.

TRW AUTOMOTIVE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 30,	September 24,
	2005	2004

	(Unaudited)
	(Dollars in millions)
Operating Activities
Net earnings	$145	$91
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	380	366
Pension and other post-retirement benefits contributions, net of expense	(130)	(35)
Amortization of deferred financing fees	10	7
Asset impairment charges	15	1
Loss on retirement of debt	7	48
Deferred income taxes	(19)	5
Other — net	33	38
Changes in assets and liabilities, net of effects of businesses acquired or divested:
Accounts receivable, net	(291)	(582)
Inventories	(8)	(31)
Trade accounts payable	(62)	25
Prepaid expense and other assets	(39)	(13)
Other liabilities	81	116

Net cash provided by operating activities	122	36
Investing Activities
Capital expenditures	(281)	(248)
Acquisitions, net of cash acquired	(3)	(5)
Investment in affiliates	(8)	—
Net proceeds from asset sales and divestitures	4	79

Net cash used in investing activities	(288)	(174)
Financing Activities
Change in short-term debt	(1)	6
Proceeds from issuance of long-term debt	1,313	1,290
Redemption of long-term debt	(1,601)	(1,855)
Debt issue costs	(4)	(7)
Issuance of capital stock, net of fees	143	635
Repurchase of capital stock	(143)	(319)
Proceeds from exercise of stock options	2	—

Net cash used in financing activities	(291)	(250)
Effect of exchange rate changes on cash	(33)	(2)

Decrease in cash and cash equivalents	(490)	(390)
Cash and cash equivalents at beginning of period	790	828

Cash and cash equivalents at end of period	$300	$438

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
      These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2005. Certain prior period amounts have been reclassified to conform to the current year presentation. Further, results of operations for the nine months ended September 24, 2004 reflect the retroactive recognition of the prescription drug subsidy provided for in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPD Act”). See Note 11.
      The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005.
      The Company follows a fiscal calendar that ends on December 31. However, each fiscal quarter has three periods consisting of one five week period and two four week periods. Each quarterly period ends on a Friday with the possible exception of the final quarter of the year, which always ends on December 31. As such, the nine months ended September 30, 2005 contained five more calendar days as compared to the nine months ended September 24, 2004. Calendar days for the three months ended September 30, 2005 were consistent with calendar days for the three months ended September 24, 2004.
      Earnings per share. Basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings per share were:

	Three Months Ended		Nine Months Ended

	September 30,	September 24,	September 30,	September 24,
	2005	2004	2005	2004

	(In millions)
Weighted average shares outstanding	99.1	98.9	99.0	97.4
Effect of dilutive securities	4.0	2.3	3.0	2.8

Diluted shares outstanding	103.1	101.2	102.0	100.2

      Warranties. Product warranty liabilities are recorded based upon management estimates including such factors as the written agreement with the customer, the length of the warranty period, the historical

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
performance of the product and likely changes in performance of newer products and the mix and volume of products sold. The liabilities are reviewed on a regular basis and adjusted to reflect actual experience.
      The following table presents the movement in the product warranty liability for the three and nine month periods ended September 30, 2005 and September 24, 2004:

				Changes in
				Estimates and
		Current	Used for	Effects of
	Beginning	Period	Purposes	Foreign Currency	Ending
	Balance	Accruals	Intended	Translation	Balance

	(Dollars in millions)
Three months ended September 30, 2005	$110	$16	$(10)	$(6)	$110
Nine months ended September 30, 2005	110	47	(27)	(20)	110
Three months ended September 24, 2004	92	16	(9)	(4)	95
Nine months ended September 24, 2004	74	49	(23)	(5)	95
      Stock-based compensation. The Company has voluntarily adopted the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) on July 2, 2005, the first day of our third quarter of 2005. See Recent Accounting Pronouncements and Note 14.
      Prior to adoption of SFAS 123(R), stock options under employee compensation plans were accounted for using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Pursuant to APB 25, no stock-based employee compensation expense is reflected in net earnings if options granted have exercise prices greater than or equal to the market value of the underlying common stock of the Company (“Common Stock”) on the date of grant.
      The following table illustrates the effect on net earnings as if the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” had been applied to stock-based employee compensation:

	Three Months Ended		Nine Months Ended

	September 30,	September 24,	September 30,	September 24,
	2005	2004	2005	2004

	(In millions, except per share amounts)
Net earnings, as reported	$10	$13	$145	$91
Deduct: Stock-based compensation under SFAS 123 fair value method, net of related tax effects	—	(2)	(4)	(6)

Adjusted net earnings, fair value method	$10	$11	$141	$85

Basic earnings per share:
As reported	$0.10	$0.13	$1.46	$0.93

Pro forma	$0.10	$0.11	$1.42	$0.87

Diluted earnings per share:
As reported	$0.10	$0.13	$1.42	$0.91

Pro forma	$0.10	$0.11	$1.38	$0.85

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      During the three months ended September 30, 2005, the Company recognized $2 million of share-based compensation expense for stock options as a result of adopting the fair value provisions of SFAS 123(R).
      Comprehensive earnings. The components of comprehensive earnings, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 24,	September 30,	September 24,
	2005	2004	2005	2004

	(Dollars in millions)
Net earnings	$10	$13	$145	$91
Foreign currency translation earnings (losses), net	15	34	(51)	(4)
Realized net gains (losses) on cash flow hedges	10	(2)	40	7

Comprehensive earnings	$35	$45	$134	$94

      Recent accounting pronouncements. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, as was allowed under APB 25, will no longer be an alternative. As previously discussed, the Company has voluntarily adopted SFAS 123(R) beginning in the third quarter of 2005 using the modified prospective method provided in the standard, and recognized approximately $2 million of compensation expense related to stock options in the three months ended September 30, 2005. Had the Company adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as previously described.
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
      In June 2005, the Emerging Issues Task Force (EITF) issued Issue No. 05-5, “Accounting for Early Retirement or Post-employment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements)” (“EITF 05-5”). EITF 05-5 is effective for fiscal years beginning after Dec. 15, 2005. The Company has various programs that fall under the Altersteilzeit (“ATZ”) program and is currently evaluating the impact of implementing the EITF on the Company’s financial position, results of operations, and cash flows.

3.	Subsequent Event
      On October 27, 2005, the Company completed the acquisition of a 68.4% interest in Dalphi Metal Espana, S.A. (“Dalphimetal”), a European-based manufacturer of airbags and steering wheels. The purchase price of the Company’s interest in Dalphimetal consisted of approximately €112 million, subject to post-closing adjustment, plus the assumption of debt of approximately €80 million. The Company funded the purchase price with a combination of cash on hand and existing credit facilities. Dalphimetal will be consolidated into the Company’s results of operations following the closing of the acquisition.

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.	Acquisition and Divestitures
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

5.	Restructuring Charges and Asset Impairments
      Restructuring charges and asset impairments include the following:

	Three Months Ended		Nine Months Ended

	September 30,	September 24,	September 30,	September 24,
	2005	2004	2005	2004

	(Dollars in millions)
Severance and other charges	$32	$5	$53	$17
Asset impairments related to restructuring activities	1	—	3	1
Curtailment gains	(10)	—	(12)	—

Total restructuring charges	23	5	44	18
Other asset impairments	12	—	12	—

Total restructuring charges and asset impairments	$35	$5	$56	$18

     Restructuring
      Restructuring charges by segment are as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 24,	September 30,	September 24,
	2005	2004	2005	2004

	(Dollars in millions)
Chassis Systems	$(7)	$1	$2	$11
Occupant Safety Systems	31	2	35	3
Automotive Components	(1)	2	7	4

Total restructuring charges	$23	$5	$44	$18

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Severance and other charges
      Severance and other charges related to the consolidation of certain facilities by segment are as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 24,	September 30,	September 24,
	2005	2004	2005	2004

	(Dollars in millions)
Chassis Systems	$—	$1	$11	$11
Occupant Safety Systems	31	2	33	2
Automotive Components	1	2	9	4

Total severance and other charges	$32	$5	$53	$17

      For the three months ended September 30, 2005, the Company incurred approximately $30 million of charges relating to severance, retention and outplacement services at the Company’s Burgos, Spain facility which was closed during the third quarter of 2005.

Restructuring reserves
      The following table illustrates the movement of the restructuring reserves for severance and other charges:

					Reclassifications
					and Effects of
		Current	Purchase	Used for	Foreign
	Beginning	Period	Price	Purposes	Currency	Ending
	Balance	Accruals	Allocation	Intended	Translation	Balance

	(Dollars in millions)
Three months ended September 30, 2005	$36	$22	$—	$(36)	$12	$34
Nine months ended September 30, 2005	49	43	—	(64)	6	34
Three months ended September 24, 2004	54	5	—	(13)	—	46
Nine months ended September 24, 2004	79	18	2	(53)	—	46
      Of the $34 million restructuring reserve accrued as of September 30, 2005, approximately $13 million is expected to be paid in 2005. The remainder is expected to be paid in 2006 through 2010 and is comprised of mainly involuntary employee termination arrangements outside the United States.

Curtailment gains
      For the three and nine months ended September 30, 2005, the Company recorded curtailment gains of approximately $7 million and $9 million, respectively, in its Chassis Systems segment related to a reduction of retiree medical obligations for certain hourly employees at a facility that closed in the third quarter of 2005. Further, the Company recorded a curtailment gain of $3 million for the three and nine months ended September 30, 2005, respectively, in its Automotive Components segment related to a reduction of retiree medical obligations to certain employees at a previously closed facility. Such curtailment gains have been recorded as reductions in the post-retirement benefit liability. See Note 11.

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Asset impairments related to restructuring activities
      For the three and nine months ended September 30, 2005, the Company recorded asset impairment charges related to restructuring activities of $1 million in its Automotive Components segment related to a facility that will be closed in the fourth quarter of 2005 to write down certain building and leasehold improvements to fair value based on estimated future cash flows. For the nine months ended September 30, 2005, the Company recorded asset impairments related to restructuring activities of approximately $2 million in its Occupant Safety Systems segment related to the Company’s Burgos, Spain manufacturing facility, which was closed in the third quarter of 2005, to write down certain property, plant and equipment to fair value based on estimated future cash flows.
      For the three and nine months ended September 24, 2004, the Company recorded asset impairments related to restructuring activities of $1 million in its Occupant Safety Systems segment to write down certain equipment to fair value based on estimated future cash flows.

Other asset impairments
      For the three and nine months ended September 30, 2005, the Company recorded other asset impairments of approximately $1 million in its Occupant Safety Systems segment, and $11 million in its Automotive Components segment, to write down certain property, plant and equipment to fair value based on estimated future cash flows.

6.	Inventories
      The major classes of inventory are as follows:

	As of

	September 30,	December 31,
	2005	2004

	(Dollars in millions)
Finished products and work in process	$340	$373
Raw materials and supplies	316	311

Total inventories	$656	$684

7.	Goodwill and Intangible Assets

Goodwill
      As of both September 30, 2005 and December 31, 2004, goodwill balances for the Chassis Systems segment, the Occupant Safety Systems segment and the Automotive Components segment were $946 million, $910 million and $501 million, respectively.

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Intangible assets
      The following table reflects intangible assets and related amortization:

	As of September 30, 2005			As of December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Dollars in millions)
Definite-lived intangible assets:
Customer relationships	$452	$(58)	$394	$452	$(42)	$410
Developed technology	80	(26)	54	81	(18)	63

Total	532	(84)	448	533	(60)	473
Indefinite-lived intangible assets:
Trademarks	292	—	292	292	—	292

Total	$824	$(84)	$740	$825	$(60)	$765

      Aggregate amortization expense for each of the three month periods ended September 30, 2005 and September 24, 2004 was $8 million. Aggregate amortization expense for the nine months ended September 30, 2005 and September 24, 2004 was $24 million and $25 million, respectively. The Company expects that ongoing amortization expense will approximate $33 million in each of the next five years.

8.	Other (Income) Expense — Net
      The following table provides details of other (income) expense — net:

	Three Months Ended		Nine Months Ended

	September 30,	September 24,	September 30,	September 24,
	2005	2004	2005	2004

	(Dollars in millions)
Minority interest	$1	$3	$5	$10
Earnings of affiliates	(2)	(3)	(12)	(11)
Foreign currency exchange (gains) losses	4	3	23	3
Provision for bad debts	2	7	17	7
Miscellaneous other income	(6)	(3)	(22)	(18)

Other (income) expense — net	$(1)	$7	$11	$(9)

      Net provisions for bad debts of approximately $2 million and $17 million were made during the three months and nine months ended September 30, 2005, respectively, primarily in conjunction with bankruptcy and administration proceedings of certain of the Company’s customers.

9.	Accounts Receivable Securitization
      The receivables facility, as amended (the “Receivables Facility”), extends until December 2009 and provides up to $400 million in funding principally from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors.
      Under the Receivables Facility, certain subsidiaries of the Company (the “Sellers”) sell trade accounts receivable (the “Receivables”) originated by them and certain of their subsidiaries as sellers in the United States through the Receivables Facility. Receivables are sold to TRW Automotive Receivables LLC (the

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
“Transferor”) at a discount. The Transferor is a bankruptcy remote special purpose limited liability company that is a wholly-owned subsidiary of the Company. The Transferor’s purchase of Receivables is financed through a transfer agreement with TRW Automotive Global Receivables LLC (the “Borrower”). Under the terms of the Transfer Agreement, the Borrower purchases all Receivables sold to the Transferor. The Borrower is a bankruptcy remote special purpose limited liability company that is wholly-owned by the Transferor and is not consolidated when certain requirements are met.
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
      Availability of funding under the Receivables Facility depends primarily upon the outstanding trade accounts receivable balance, and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). As of September 30, 2005, based on the terms of this facility and the criteria described above, approximately $281 million of the Company’s total reported accounts receivable balance was considered eligible for borrowings under this facility, of which approximately $167 million would have been available for funding. The Company had no outstanding borrowings under this facility as of September 30, 2005. As such, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of the borrower’s assets and, therefore, the financial statements of the borrower were included in our unaudited consolidated financial statements as of September 30, 2005.
      In addition to the Receivables Facility described above, certain of the Company’s European subsidiaries entered into receivables financing arrangements in the fourth quarter of 2003 and 2004 and in the first quarter of 2004. The Company has approximately €78 million available until November 2006 through factoring arrangements in which customers send bills of exchange directly to the bank. The Company has €75 million available until January 2006 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. The Company also has an additional receivables financing arrangement in Europe of £30 million available until November 2006 through an arrangement involving a wholly-owned special purpose vehicle. The European receivables arrangements are renewable for one year at the end of their respective terms, if not terminated. There were no outstanding borrowings under any of these facilities as of September 30, 2005.
      The Company does not own any variable interests in the multi-seller conduits, as that term is defined in FASB Interpretation 46(R) “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51.”

10.	Income Taxes
      Under Accounting Principles Board Opinion No, 28. “Interim Financial Reporting”, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
interim period in which they occur. Income tax expense for the three months ended September 30, 2005 was $5 million on pre-tax income of $15 million as compared to income tax expense of $22 million on pre-tax income of $35 million for the same period a year ago. Income tax expense for the three months ended September 30, 2005 reflects adjustments necessary to recognize year to date income tax expense at the Company’s expected annual effective tax rate. For the nine months ended September 30, 2005, the Company recorded income tax expense of $102 million on pre-tax income of $247 million as compared to income tax expense of $128 million on pre-tax income of $219 million for the same period a year ago. The expense for income taxes of $102 million for the nine months ended September 30, 2005 includes a one time benefit of $17 million recorded in the second quarter resulting from a tax law change in Poland related to investment tax credits for companies operating in certain special economic zones within the country. The investment tax credits replace the tax holiday that was previously in effect for the Company. The income tax rate varies from the United States statutory income tax rate due primarily to non-deductible interest expense in certain foreign jurisdictions and other non-deductible items, partially offset by the tax law change noted above.
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
      The deduction is subject to a number of limitations and uncertainty remains as to the interpretation of numerous provisions in the Act. The U.S. Treasury has provided clarifying guidance on certain elements of the repatriation provision and Congress may introduce legislation that provides for certain technical corrections to the Act. The Company is evaluating the Act and the impact of the regulatory guidance and has not completed its analysis mainly due to the uncertainty associated with the interpretation of the provisions within the Act, as well as numerous tax, legal, and business considerations. The Company expects to complete its analysis of the potential repatriation, if any, and the related tax ramification during the fourth quarter of 2005.

11.	Pension Plans and Post-Retirement Benefits Other Than Pensions (“OPEB”)

Pension Plans
      The following table provides the components of net pension cost (income) for the Company’s defined benefit pension plans for the three and nine months ended September 30, 2005 and September 24, 2004:

	Three Months Ended

	September 30, 2005			September 24, 2004

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

	(Dollars in millions)
Defined benefit plans
Service cost	$7	$9	$5	$8	$9	$6
Interest cost on projected benefit obligations	17	62	8	17	61	8
Expected return on plan assets	(15)	(84)	(3)	(13)	(84)	(3)

Net pension cost (income)	$9	$(13)	$10	$12	$(14)	$11

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended

	September 30, 2005			September 24, 2004

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

	(Dollars in millions)
Defined benefit plans
Service cost	$21	$27	$15	$24	$25	$16
Interest cost on projected benefit obligations	51	192	24	51	169	22
Expected return on plan assets	(43)	(260)	(9)	(39)	(233)	(9)

Net pension cost (income)	$29	$(41)	$30	$36	$(39)	$29

Post-Retirement Benefits Other Than Pensions (“OPEB”)
      The following table provides the components of net post-retirement benefit cost for the plans for the three and nine months ended September 30, 2005 and September 24, 2004. The net post-retirement benefit cost for the nine months ended September 24, 2004 includes the retroactive recognition of the prescription drug subsidy provided for in the MPD Act. Retroactive recognition of the subsidy reduced expense by approximately $2 million which has been reflected in the accompanying unaudited consolidated statement of operations for the nine months ended September 24, 2004.

	Three Months Ended		Nine Months Ended

	September 30,	September 24,	September 30,	September 24,
	2005	2004	2005	2004

	(Dollars in millions)
Service cost	$2	$3	$6	$6
Interest cost	12	14	36	46
Settlement gain	—	—	(3)	—
Amortization of unrecognized income	(2)	—	(6)	—

Net post-retirement benefit cost	$12	$17	$33	$52

      In the second quarter of 2005, the Company recorded a settlement gain of approximately $3 million as a result of discontinuing supplemental retiree medical coverage to certain salaried retirees of a former affiliate of the Company.
      In the three and nine months ended September 30, 2005, the Company recorded curtailment gains of approximately $10 million and $12 million, respectively, related to a reduction of retiree medical obligations for certain hourly employees at facilities that have been closed. Such curtailments are reflected in restructuring charges in the accompanying unaudited consolidated statement of operations.

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.	Debt
      Total outstanding debt of the Company as of September 30, 2005 and December 31, 2004 consisted of the following:

	As of

	September 30,	December 31,
	2005	2004

	(Dollars in millions)
Short-term debt	$38	$40

Long-term debt:
Senior Notes	$972	$1,063
Senior Subordinated Notes	293	306
Term Loan facilities	1,293	1,512
Revolving credit facility	—	—
Lucas Industries Limited debentures due 2020	186	202
Capitalized leases	33	39
Other borrowings	16	19

Total long-term debt	2,793	3,141
Less current portion	17	19

Long-term debt, net of current portion	$2,776	$3,122

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
      In the first quarter of 2004, the Company used approximately $317 million of the proceeds from its initial public offering to repay a portion of each of the dollar and euro Senior Notes and Senior Subordinated Notes, in each case including the payment of a related redemption premium thereon. The loss on retirement of debt incurred on such repayments consisted of redemption premiums totaling $30 million and write-off of deferred debt issue costs totaling $6 million.

Credit Facilities
      Senior Secured Credit Facilities. On December 21, 2004, the Company entered into the Fourth Amended and Restated Credit Agreement dated as of December 17, 2004 with the lenders party thereto. The

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
      Borrowings under the New Senior Secured Facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the administrative agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR or a eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of September 30, 2005, the applicable margin for the term loan A and the revolving credit facility was 0.375% with respect to base rate borrowings and 1.375% with respect to eurocurrency borrowings, and the applicable margin for the term loan B and the term loan E was 0.50% with respect to base rate borrowings and 1.50% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the revolving credit facility was 0.35%. The commitment fee on the revolving credit facility and the applicable margin on the New Senior Secured Facilities are subject to a leverage-based grid.
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
      Like the previous credit facilities, the New Senior Secured Facilities are unconditionally guaranteed by the Company and substantially all existing and subsequently acquired domestic subsidiaries of TRW Automotive Inc. (other than the Company’s receivables subsidiaries). Obligations of the foreign subsidiary borrowers are unconditionally guaranteed by the Company, TRW Automotive Inc. and certain foreign subsidiaries of TRW Automotive Inc. The New Senior Secured Facilities, like the previous credit facilities, are secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive Inc. and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of TRW Automotive Inc. and substantially all of its domestic subsidiaries, and 65% of the stock of foreign subsidiaries owned by domestic entities. In addition, like the previous credit facilities, foreign borrowings under the New Senior Secured Facilities are secured by assets of the foreign borrowers.
      Incremental Extensions of Credit. The amended and restated credit agreement also provides for the borrowing of up to the equivalent of $300 million in incremental extensions of credit. The terms of any borrowings made pursuant to the incremental extensions of credit are expected to be substantially similar to the terms of the term loan B, but have not been definitively determined at this time.
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

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
maturing February 2009 and tranche D term loans issued in face amounts of $800 million and €93 million maturing February 2011.
      April 2004 Refinancing. On April 19, 2004, the Company recorded loss on retirement of debt of $1 million related to the write-off of unamortized debt issuance costs in conjunction with the repayment of a portion of the then-existing term loan facilities.
      November 2004 Refinancing. On November 2, 2004, the Company amended and restated its then-existing credit agreement to provide for a new $300 million tranche E term loan, the proceeds of which were used along with cash on-hand to purchase the seller note with a face value, including accrued interest, of $678 million (the “Seller Note”) from Northrop Grumman Corporation (“Northrop”). The term loan E matures on October 31, 2010 and will amortize in equal quarterly installments in an amount equal to one percent per annum during the first five years and nine months of its term and in one final installment on the maturity date. The term loan E is guaranteed and secured on the same basis as the New Senior Secured Facilities, as described above.

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

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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

14.	Share-based Compensation
      Effective in February 2003, the Company established the TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (the “Plan”), which permits the grant of up to 19 million non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to the employees, directors or consultants of the Company or its affiliates.
      As of September 30, 2005, the Company had 5,791,559 shares of Common Stock available for issuance under the plan. Approximately 10,198,000 options and 565,000 nonvested restricted stock units were outstanding as of the same period. The majority of the options have a 10-year term and vest ratably over five years. On March 2, 2005, the Company granted 938,000 stock options and 552,400 restricted stock units to employees and executive officers of the Company pursuant to the Plan. The options have an 8-year life, and both the options and restricted stock units vest ratably over three years. The options have an exercise price equal to the fair value of the stock on the grant date, which was $19.82.
      The total compensation cost recognized for the Plan during the three months and nine months ended September 30, 2005 was $3 million and $4 million, respectively, of which $2 million of stock option expense was recognized for the three months ended September 30, 2005 as a result of adopting the fair value provisions of SFAS 123(R), as previously disclosed. The total compensation cost for the Plan during the three months and nine months ended September 24, 2004, respectively, was de minimis. No income tax benefit was recognized in the income statement for the Plan. No compensation cost was capitalized as part of inventory or fixed assets for the Plan.
      The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected volatilities are primarily developed using expected volatility of similar entities. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk free rate is based on U.S. Treasury zero-coupon yield curves with a remaining term equal to the expected option life.
      Fair value was estimated at the date of grant using the Black-Scholes option pricing using the following weighted-average assumptions for 2005 and 2004:

	2005	2004

Expected volatility	28.0%	31.0%
Dividend Yield	0.00%	0.00%
Expected option life	5.0 years	6.0 years
Risk-free rate	3.70%	3.78%

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      A summary of stock option activity under the Plan as of September 30, 2005 and changes during the nine months then ended is presented below:

			Weighted-
		Weighted-	Average
	Thousands	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

				(Dollars in millions)
Outstanding at January 1, 2005	9,534	$16.05
Granted	938	19.82
Exercised	(164)	11.67
Forfeited or expired	(110)	16.69

Outstanding at September 30, 2005	10,198	16.46	7.6	$131

Exercisable at September 30, 2005	3,280	16.29	7.5	$43

      The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2005 was $6.32. The weighted-average grant-date fair value of stock options granted during fiscal 2004 and 2003 was $7.10 and $3.81, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2005 was $2 million. The total intrinsic value of options exercised during fiscal 2004 was de minimis. No options were exercised during fiscal 2003.
      A summary of the status of the Company’s nonvested restricted stock units as of September 30, 2005, and changes during the nine months ended September 30, 2005, is presented below:

	Thousands	Weighted-
	of	Average
	Restricted	Grant-Date
Nonvested Shares	Stock Units	Fair Value

Nonvested at January 1, 2005	14	$19.73
Granted	559	19.81
Vested	(4)	20.21
Forfeited	(4)	19.82

Nonvested at September 30, 2005	565	19.81

      As of September 30, 2005, there was $9 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of restricted stock units vested during the three and nine months ended September 30, 2005 and September 24, 2004, respectively, were de minimis.

15.	Related Party Transactions
      Blackstone. In connection with the Acquisition (as defined below), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services, of which approximately $1 million is included in each of the three month

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
periods ended September 30, 2005 and September 24, 2004 and of which approximately $4 million is included in each of the nine month periods ended September 30, 2005 and September 24, 2004.
      The Company used approximately $319 million of the net proceeds from the Company’s February 2004 initial public offering to repurchase 12,068,965 shares of the Company’s Common Stock held by Automotive Investors L.L.C., an affiliate of Blackstone, at a price per share equal to $26.46, which are the proceeds per share received by the Company less the underwriting discounts. See Note 13.
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
      As of September 30, 2005, the Company has recorded certain receivables from Northrop related to tax, environmental and other indemnities in the master purchase agreement (the “Master Purchase Agreement”) between Northrop and an affiliate of Blackstone relating to the February 2003 acquisition of the shares of the subsidiaries of the former TRW Inc. (“Old TRW”) engaged in the automotive business (the “Acquisition”). During the nine months ended September 30, 2005, the Company received approximately $3 million from Northrop pursuant to such indemnifications.
      On November 2, 2004, the Company amended and restated its then-existing credit agreement to provide for a new $300 million tranche E term loan, the proceeds of which were used along with cash on-hand to purchase the Seller Note from Northrop.

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

16.	Operating Segments
      The following table presents certain financial information by segment:

	Three Months Ended		Nine Months Ended

	September 30,	September 24,	September 30,	September 24,
	2005	2004	2005	2004

	(Dollars in millions)
Sales to external customers:
Chassis Systems	$1,670	$1,620	$5,470	$5,126
Occupant Safety Systems	859	751	2,755	2,504
Automotive Components	388	368	1,282	1,195

Total sales	$2,917	$2,739	$9,507	$8,825

Earnings before taxes:
Chassis Systems	$46	$61	$217	$223
Occupant Safety Systems	44	47	232	230
Automotive Components	15	16	79	78

Segment earnings before taxes	105	124	528	531
Corporate expense and other	(31)	(29)	(101)	(81)
Financing costs	(59)	(60)	(173)	(183)
Loss on retirement of debt	—	—	(7)	(48)

Earnings before income taxes	$15	$35	$247	$219

Intersegment sales:
Chassis Systems	$2	$1	$6	$2
Occupant Safety Systems	24	7	62	16
Automotive Components	10	14	32	40

	$36	$22	$100	$58

17.	Contingencies
      Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, covering a wide range of matters that arise in the ordinary course of its business activities with respect to commercial, patent, product liability, environmental and occupational safety and health law matters. In addition, the Company and its subsidiaries are conducting a number of environmental investigations and remedial actions at current and former locations of certain of the Company’s subsidiaries. Along with other companies, certain subsidiaries of the Company have been named potentially responsible parties for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably with respect to the Company or the relevant subsidiary. A reserve estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of Company environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of September 30, 2005, the Company had reserves for environmental matters of $66 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position or results of operations. However, the Company cannot predict the

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
effect on the Company’s financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.
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
      In October 2000, Kelsey-Hayes Company (formerly known as Fruehauf Corporation) was served with a grand jury subpoena relating to a criminal investigation being conducted by the U.S. Attorney for the Southern District of Illinois. The U.S. Attorney has informed the Company that the investigation relates to possible wrongdoing by Kelsey-Hayes Company and others involving certain loans made by Kelsey-Hayes Company’s then-parent corporation to Fruehauf Trailer Corporation, the handling of the trailing liabilities of Fruehauf Corporation and actions in connection with the 1996 bankruptcy of Fruehauf Trailer Corporation. Kelsey-Hayes Company became a wholly owned subsidiary of Old TRW upon Old TRW’s acquisition of Lucas Varity in 1999 and became a subsidiary of the Company upon the Acquisition. The Company has cooperated with this investigation, but is not aware of any activity on this investigation since the fall of 2002. The Company will continue to evaluate and assess the potential financial impact of this matter.
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
      Our third quarter 2005 net sales were $2.9 billion, an increase of $178 million or 6.5% compared to net sales of $2.7 billion in the third quarter of 2004. The increase resulted primarily from higher volumes and foreign currency translation, partially offset by pricing provided to customers and lower vehicle production volumes. Operating income for the third quarter of 2005 was $74 million, a decrease of $21 million compared to the prior year period of $95 million. The decrease resulted primarily from the continued impact of commodity inflation above prior year levels, increased restructuring expenses, research and development and other costs, which were partially offset by the benefit of higher sales and cost reduction programs in excess of pricing provided to customers and non-commodity inflation. Restructuring charges and asset impairments in the third quarter of 2005 were $35 million, as compared to $5 million in the prior year quarter.
      Net interest expense and accounts receivable securitization costs for the third quarter of 2005 were $59 million, as compared to $60 million in the prior year. Our deleveraging activities, which include debt reduction and other capital structure improvement efforts, were offset by rising variable interest rates.
      The Unfavorable Automotive Climate. We achieved solid results during the three months ended September 30, 2005 despite continued unfavorable developments and trends in the automotive and automotive supply industry. These developments and trends include:

•	a decline in market share for vehicle sales among some of our largest customers;

•	the deteriorating financial condition of certain of our customers and the resulting uncertainty as they undergo (or contemplate undergoing) restructuring initiatives, including in certain cases, reorganization under bankruptcy laws;

•	continuing pricing pressure from OEMs;

•	the continued rise in inflationary pressures impacting certain commodities such as resins, chemicals and yarns, despite declines in the cost of ferrous metals from recent all-time highs;

•	the growing concerns over the economic viability of our Tier 2 and Tier 3 supply base as they face inflationary pressures and financial instability in certain of their customers;

•	rising interest rates;

•	the continued strengthening of the U.S. dollar against various foreign currencies; and

•	reduced funding of research and development projects.
      During the three months ended September 30, 2005, the effect of these unfavorable trends and developments was mitigated by, among other things, our customer, product and geographic diversity combined with the favorable impact of our sales growth, favorable foreign currency translation year over year and our continued emphasis on a high level of restructuring actions and targeted cost reductions in our businesses.
      In recent years and throughout 2005, Ford Motor Company, General Motors Corporation and, to a lesser extent, the Chrysler unit of DaimlerChrysler AG (the “Big Three”) have seen a steady decline in their market share for vehicle sales in North America and Europe, with Asian OEMs increasing their share in such markets. Although we do have business with the Asian OEMs, our customer base is more heavily weighted toward the Big Three. Further, certain of our customers are undergoing various forms of restructuring initiatives, including reorganization under bankruptcy laws in certain cases, to address certain structural issues specific to their companies and the same negative industry trends that we are experiencing. Substantial restructuring initiatives undertaken by our major customers could have a ripple effect throughout our industry and may have an impact on our business and our common suppliers. Also, work stoppages or other labor issues that may potentially occur at these customers’ facilities may negatively affect us.
      Pricing pressure from the Big Three and other customers is characteristic of the automotive parts industry. This pressure is substantial and will continue. Virtually all OEMs have policies of seeking price reductions each year. Consequently, we have been forced to reduce our prices in both the initial bidding process and during the terms of contractual arrangements. We have taken steps to reduce costs and resist price reductions; however, price reductions have negatively impacted our sales and profit margins and are expected to do so in the future.
      During the third quarter of 2005, we saw continued increases in costs of resins, yarns and other petroleum-based products, as well as higher energy costs. Costs of other commodities such as ferrous metals also remain a worry despite declines in costs from recent highs. Therefore, overall commodity inflation pressures remain a significant concern for our business and have placed a considerable operational and financial burden on the Company. We expect such inflationary pressures to continue throughout 2005 and 2006. Accordingly, we continue to work with our suppliers and customers to mitigate the impact of increasing commodity costs. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. Furthermore, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected as a result of being unable to adequately mitigate these inflationary pressures. These pressures have proven to be insurmountable to some of our suppliers and we have seen the number of bankruptcies or insolvencies increase due in part to the recent inflationary pressures. While the unstable condition of some of our suppliers has not led to any significant disruptions thus far, it could lead to delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our supply base for the best source of supply.
      We have also seen certain vehicle manufacturers shift away from their funding of development contracts for new technology, replacing the funding with reimbursement on a “piece price” basis over future years. We expect this trend to continue in 2006, thereby causing our engineering and research and development expenses to increase.
      In recent months, we have seen interest rate increases in response to U.S. Federal Reserve actions. This impacts the cost of borrowing of our variable rate debt and may negatively impact discount rate assumptions for valuation of our pension and other post-employment benefit (“OPEB”) liabilities. Based on a valuation date as of October 31, we anticipate that we will incur higher pension and OPEB expenses in 2006 as a result of such interest rate increases.
      While we continue our efforts to mitigate the risks described above, we cannot assure you that the results of these efforts in both 2004 and the first nine months of 2005 will continue in the future or that we will not experience a decline in sales, significant strengthening of the U.S. dollar compared to other currencies, increased costs or disruptions in supply, or that these items will not adversely impact our future earnings. In particular, during the remainder of 2005 and into 2006, we will continue to evaluate the negative industry trends referred to above, including the deteriorating financial condition of certain of our customers and suppliers, and whether additional actions may be required to mitigate those trends. Such actions may include further plant rationalization and global capacity optimization efforts across our businesses.

      Our Debt and Capital Structure. On an ongoing basis we monitor, and may modify, our debt and capital structure to reduce associated costs and provide greater financial flexibility. On May 3, 2005, we repurchased approximately €48 million principal amount of our 10 1/8% Senior Notes with a portion of the proceeds from the issuance of shares of our common stock (“Common Stock”) in the first quarter of 2005. We may make further repurchases of notes or other debt securities from time to time as conditions warrant.
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

Results of Operations
      The following unaudited consolidated statements of operations compare the results of operations for the three and nine months ended September 30, 2005 and September 24, 2004.

Total Company Results of Operations
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2005 and September 24, 2004
(Unaudited)

	Three Months Ended

	September 30,	September 24,
	2005	2004

	(Dollars in millions)
Sales	$2,917	$2,739
Cost of sales	2,623	2,458

Gross profit	294	281
Administrative and selling expenses	135	130
Research and development expenses	43	36
Amortization of intangible assets	8	8
Restructuring charges and asset impairments	35	5
Other (income) expense — net	(1)	7

Operating income	74	95
Interest expense — net	59	59
Accounts receivable securitization costs	—	1

Earnings before income taxes	15	35
Income tax expense	5	22

Net earnings	$10	$13

Three Months Ended September 30, 2005 Compared to Three Months Ended September 24, 2004
      Sales for the three months ended September 30, 2005 of $2.9 billion increased $178 million from $2.7 billion for the three months ended September 24, 2004. The increase resulted primarily from higher volume, in excess of price reductions to customers, of $128 million and the favorable effect of foreign currency exchange of $50 million. Sales volume increased despite slightly lower Big Three production in North America and lower industry production in Europe.
      Gross profit for the three months ended September 30, 2005 of $294 million increased $13 million from $281 million for the three months ended September 24, 2004. The increase resulted primarily from the positive impact of higher sales volume, in excess of adverse product mix, of $24 million, a reduction in net pension and OPEB expense of $6 million, and lower warranty costs of $3 million. These increases were partially offset by the unfavorable impact of foreign currency exchange of $6 million, inflation, which included higher commodity prices, and price reductions to our customers, net of savings from cost reductions, totaling $15 million. Gross profit as a percentage of sales was approximately 10.1% for the three months ended September 30, 2005, compared to approximately 10.3% for the three months ended September 24, 2004.
      Administrative and selling expenses for the three months ended September 30, 2005 of $135 million increased $5 million from $130 million for the three months ended September 24, 2004. The increase resulted primarily from higher inflation and the unfavorable effect of foreign currency exchange, partially offset by a reduction in net pension and OPEB expense and savings from cost reductions. Administrative and selling expenses as a percentage of sales were 4.6% for the three months ended September 30, 2005 compared to 4.7% for the three months ended September 24, 2004.
      Research and development expenses were $43 million for the three months ended September 30, 2005 compared to $36 million for the three months ended September 24, 2004. The increase primarily reflected additional engineering cost to support new programs and growth in emerging markets, and lower cost recovery from our customers for prototypes and engineering charges. Research and development expenses as a percentage of sales for the three months ended September 30, 2005 were 1.5% compared to 1.3% for the three months ended September 24, 2004.
      Amortization of intangible assets was $8 million for each of the three month periods ended September 30, 2005 and September 24, 2004.
      Restructuring charges and asset impairments were $35 million for the three months ended September 30, 2005 compared to $5 million for the three months ended September 24, 2004. Charges for the three months ended September 30, 2005 consisted of $32 million for severance costs and expenses to consolidate certain facilities, primarily our Burgos, Spain facility, $1 million of asset impairments related to restructuring, and $12 million for other asset impairment charges, offset by $10 million of post-retirement benefit curtailment gains. Charges for the three months ended September 24, 2004 of $5 million primarily reflected severance and costs related to the consolidation of certain facilities.
      Other (income) expense — net was income of $1 million for the three months ended September 30, 2005 compared to expense of $7 million for the three months ended September 24, 2004. The increase in other income primarily reflected a reduction in bad debt expense and an increase in miscellaneous other income.
      Interest expense — net was $59 million for each of the three month periods ended September 30, 2005 and September 24, 2004. There was no change in net interest expense as the favorable impact of lower debt and capital structure changes were offset by higher interest rates on variable rate debt.
      Accounts receivable securitization costs were $1 million for the three months ended September 24, 2004. Such costs for the three months ended September 30, 2005 were de minimis.
      Income tax expense for the three months ended September 30, 2005 was $5 million on pre-tax income of $15 million as compared to income tax expense of $22 million on pre-tax earnings of $35 million for the three months ended September 24, 2004. Income tax expense for the three months ended September 30, 2005 reflects adjustments necessary to recognize year to date income tax expense at the Company’s expected annual effective tax rate.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2005 and September 24, 2004
(Unaudited)

	Nine Months Ended

	September 30,	September 24,
	2005	2004

	(Dollars in millions)
Sales	$9,507	$8,825
Cost of sales	8,443	7,840

Gross profit	1,064	985
Administrative and selling expenses	397	386
Research and development expenses	149	115
Amortization of intangible assets	24	25
Restructuring charges and asset impairments	56	18
Other (income) expense — net	11	(9)

Operating income	427	450
Interest expense — net	171	181
Loss on retirement of debt	7	48
Accounts receivable securitization costs	2	2

Earnings before income taxes	247	219
Income tax expense	102	128

Net earnings	$145	$91

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 24, 2004
      Sales for the nine months ended September 30, 2005 of $9.5 billion increased $682 million from $8.8 billion for the nine months ended September 24, 2004. The increase resulted primarily from higher volume and sales of new products, net of price reductions provided to customers, of $399 million and the favorable effect of foreign currency exchange of $283 million. Sales volumes increased despite lower Big Three production in North America and flat industry production in Europe.
      Gross profit for the nine months ended September 30, 2005 of $1,064 million increased $79 million from $985 million for the nine months ended September 24, 2004. The increase resulted primarily from the positive impact of higher sales volume, net of adverse product mix, of $90 million, a reduction in net pension and OPEB expense of $21 million, and lower product warranty cost primarily in Europe of $9 million. These increases were partially offset by the unfavorable impact of inflation (which included higher commodity prices) and price reductions to our customers, net of savings from cost reductions, of $37 million, and the unfavorable impact of foreign currency exchange of $5 million. Gross profit as a percentage of sales for each of the nine month periods ended September 30, 2005 and September 24, 2004, was 11.2%.
      Administrative and selling expenses for the nine months ended September 30, 2005 of $397 million increased $11 million from $386 million for the nine months ended September 24, 2004. The increase resulted primarily from higher inflation of $12 million and the unfavorable effect of foreign currency exchange of $8 million, partially offset by a reduction in net pension and OPEB expense of $8 million, and savings from cost reductions. Administrative and selling expenses as a percentage of sales were 4.2% for the nine months ended September 30, 2005 compared to 4.4% for the nine months ended September 24, 2004.
      Research and development expenses for the nine months ended September 30, 2005 were $149 million compared to $115 million for the nine months ended September 24, 2004. The increase primarily reflected additional engineering cost to support new programs and growth in emerging markets, lower cost recovery from our customers for prototypes and engineering charges, and the unfavorable effect of foreign currency exchange. Research and development expenses as a percentage of sales for the nine months ended September 30, 2005 were 1.6% compared to 1.3% for the nine months ended September 24, 2004.
      Amortization of intangible assets was $24 million for the nine months ended September 30, 2005 compared to $25 million for the nine months ended September 24, 2004.
      Restructuring charges and asset impairments were $56 million for the nine months ended September 30, 2005 compared to $18 million for the nine months ended September 24, 2004. Charges for the nine months ended September 30, 2005 consisted of $53 million for severance costs and expenses to consolidate certain facilities, $3 million of asset impairments related to restructuring and $12 million for other asset impairments, offset by $12 million of post-retirement benefit curtailment gains. Charges for the nine months ended September 24, 2004 of $18 million were primarily costs related to severance and consolidation of certain facilities.
      Other (income) expense — net was expense of $11 million for the nine months ended September 30, 2005 compared to income of $9 million for the nine months ended September 24, 2004. The decline in other income primarily reflected an increase in bad debt expense of $10 million and the unfavorable effect of foreign currency exchange.
      Interest expense — net for the nine months ended September 30, 2005 was $171 million compared to $181 million for the nine months ended September 24, 2004. Interest expense for the nine months ended September 30, 2005 included approximately $3 million of expenses related to the credit agreement amendment and restatement entered into in December 2004. The decrease in interest expense primarily resulted from a reduction in debt and various refinancing activities including the purchase of the seller note with a face value, including accrued interest, of $678 million (the “Seller Note”) from Northrop Grumman Corporation (“Northrop”), partially offset by the unfavorable effect of higher interest rates on variable rate debt.
      Loss on retirement of debt for the nine months ended September 30, 2005 totaled $7 million compared to $48 million for the nine months ended September 24, 2004. In the first nine months of 2005, the Company repurchased approximately €48 million principal amount of its 10 1/8% Senior Notes with a portion of the proceeds from the issuance of Common Stock. The Company recorded a loss on retirement of debt of approximately $6 million for the related redemption premium on the 10 1/8% Senior Notes, and approximately $1 million for the write-off of deferred debt issue costs.
      In the first nine months of 2004, the Company recorded a loss on retirement of debt of $48 million related to the following transactions:

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
      Accounts receivable securitization costs was $2 million for each of the nine months ended September 30, 2005 and September 24, 2004.
      Income tax expense for the nine months ended September 30, 2005 was $102 million on pre-tax income of $247 million as compared to income tax expense of $128 million on pre-tax earnings of $219 million for the nine months ended September 24, 2004. Income tax expense for the nine months ended September 30, 2005 includes a one-time benefit of $17 million resulting from a tax law change in Poland related to investment tax credits for companies operating in certain special economic zones within the country. The investment tax credits replace the tax holiday that was previously in effect for the Company. The income tax rate varies from the United States statutory income tax rate due primarily to non-deductible interest expense in certain foreign jurisdictions and other non-deductible items, partially offset by the tax law change noted above.

SEGMENT RESULTS OF OPERATIONS
      The following table reconciles segment sales and earnings before taxes to consolidated sales and earnings before taxes for the three and nine months ended September 30, 2005 and September 24, 2004.

	Three Months Ended		Nine Months Ended

	September 30,	September 24,	September 30,	September 24,
	2005	2004	2005	2004

	(Dollars in millions)
Sales to external customers:
Chassis Systems	$1,670	$1,620	$5,470	$5,126
Occupant Safety Systems	859	751	2,755	2,504
Automotive Components	388	368	1,282	1,195

Total sales	$2,917	$2,739	$9,507	$8,825

Earnings before taxes:
Chassis Systems	$46	$61	$217	$223
Occupant Safety Systems	44	47	232	230
Automotive Components	15	16	79	78

Segment earnings before taxes	105	124	528	531
Corporate expense and other	(31)	(29)	(101)	(81)
Financing costs	(59)	(60)	(173)	(183)
Loss on retirement of debt	—	—	(7)	(48)

Earnings before taxes	$15	$35	$247	$219

Chassis Systems

Three Months Ended September 30, 2005 Compared to Three Months Ended September 24, 2004

	Three Months Ended

	September 30,	September 24,
	2005	2004

	(Dollars in millions)
Sales	$1,670	$1,620
Earnings before taxes	46	61
Curtailment gains	7	—
Severance and other restructuring charges	—	(1)
      Sales for the Chassis Systems segment for the three months ended September 30, 2005 of $1,670 million increased $50 million from $1,620 million for the three months ended September 24, 2004. The increase resulted primarily from the favorable effect of foreign currency exchange of $36 million, as well as higher volume and pricing to customers of $14 million.
      Earnings before taxes for the Chassis Systems segment for the three months ended September 30, 2005 of $46 million decreased $15 million from $61 million for the three months ended September 24, 2004. The decrease resulted primarily from the unfavorable impact of inflation (which included higher commodity prices), in excess of savings from cost reductions and pricing, of $11 million, the negative impact of adverse product mix, net of higher volume, of $6 million, and an increase in net pension and OPEB expenses of $5 million. These decreases were partially offset by a reduction in restructuring charges of $8 million. For the three months ended September 30, 2005, Chassis Systems recorded restructuring income of $7 million related to post-retirement benefit curtailment gains. Chassis Systems recorded restructuring expense of $1 million for the three months ended September 24, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 24, 2004

	Nine Months Ended

	September 30,	September 24,
	2005	2004

	(Dollars in millions)
Sales	$5,470	$5,126
Earnings before taxes	217	223
Restructuring charges and asset impairments	(2)	(11)
      Sales for the Chassis Systems segment for the nine months ended September 30, 2005 of $5,470 million increased $344 million from $5,126 million for the nine months ended September 24, 2004. The increase resulted primarily from higher volume, in excess of price reductions to customers, of $175 million and the favorable effect of foreign currency exchange of $169 million.
      Earnings before taxes for the Chassis Systems segment for the nine months ended September 30, 2005 of $217 million decreased $6 million from $223 million for the nine months ended September 24, 2004. The decrease resulted primarily from the unfavorable impact of inflation (which included higher commodity prices) and price reductions, in excess of savings from cost reductions, of $20 million, an increase in bad debt expense and other costs related to the bankruptcy and administration proceedings of certain customers totaling $15 million, and the unfavorable effect of foreign currency exchange of $10 million. The decrease was partially offset by the positive impact of higher volume, net of adverse product mix, of $28 million, and a reduction in restructuring charges of $9 million. For the nine months ended September 30, 2005, Chassis Systems recorded restructuring charges of $2 million in connection with severance and costs related to the consolidation of certain facilities offset by post-retirement benefit curtailment gains. Chassis Systems recorded restructuring expense of $11 million for the nine month ended September 24, 2004, related to severance and consolidation of certain facilities.

Occupant Safety Systems

Three Months Ended September 30, 2005 Compared to Three Months Ended September 24, 2004

	Three Months Ended

	September 30,	September 24,
	2005	2004

	(Dollars in millions)
Sales	$859	$751
Earnings before taxes	44	47
Restructuring charges and asset impairments	(32)	(2)
      Sales for the Occupant Safety Systems segment for the three months ended September 30, 2005 of $859 million increased $108 million from $751 million for the three months ended September 24, 2004. The increase primarily reflected higher customer volume and growth in new product areas, net of price reductions to our customers, of $104 million, and the favorable impact of foreign currency exchange of $4 million.
      Earnings before taxes for the Occupant Safety Systems segment for the three months ended September 30, 2005 of $44 million decreased $3 million from $47 million for the three months ended September 24, 2004. The decrease resulted primarily from an increase in restructuring charges of $30 million, the unfavorable effect of foreign currency exchange of $4 million, and the combined unfavorable impact of price reductions provided to our customers and inflation (which included higher commodity prices), in excess of savings from cost reductions, totaling $5 million. These increases were partially offset by the positive impact of higher volume, net of adverse product mix, of $31 million and a reduction in bad debt expense of $5 million. For the three months ended September 30, 2005, Occupant Safety Systems recorded restructuring charges of $31 million in connection with severance and costs related to the consolidation of certain facilities, primarily the Burgos, Spain facility, and asset impairment charges of $1 million, as compared to restructuring charges of $2 million for the three months ended September 24, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 24, 2004

	Nine Months Ended

	September 30,	September 24,
	2005	2004

	(Dollars in millions)
Sales	$2,755	$2,504
Earnings before taxes	232	230
Restructuring charges and asset impairments	(36)	(3)
      Sales for the Occupant Safety Systems segment for the nine months ended September 30, 2005 of $2,755 million increased $251 million from $2,504 million for the nine months ended September 24, 2004. The increase primarily reflected higher customer volume and growth in new product areas, net of price reductions to our customers, of $186 million, and the favorable impact of foreign currency exchange of $65 million.
      Earnings before taxes for the Occupant Safety Systems segment for the nine months ended September 30, 2005 of $232 million increased $2 million from $230 million for the nine months ended September 24, 2004. The increase resulted primarily from the positive impact of higher volume, net of adverse product mix, of $58 million, a reduction in net pension and OPEB expenses of $3 million, and a reduction in bad debt of $3 million. These increases were partially offset by higher restructuring charges and asset impairments of $33 million, price reductions to customers and inflation (which included higher commodity prices), that exceeded savings from cost reductions, of $23 million and the unfavorable effect of foreign currency exchange of $7 million. For the nine months ended September 30, 2005, Occupant Safety Systems recorded restructuring charges of $35 million in connection with severance and costs related to the consolidation of certain facilities, primarily the Burgos, Spain facility, and asset impairment charges of $1 million, as compared to $3 million of restructuring charges for the nine months ended September 24, 2004.

Automotive Components

Three Months Ended September 30, 2005 Compared to Three Months Ended September 24, 2004

	Three Months Ended

	September 30,	September 24,
	2005	2004

	(Dollars in millions)
Sales	$388	$368
Earnings before taxes	15	16
Restructuring charges and asset impairments	(10)	(2)
      Sales for the Automotive Components segment for the three months ended September 30, 2005 of $388 million increased $20 million from $368 million for the three months ended September 24, 2004. The increase primarily reflected the favorable impact of foreign currency exchange of $10 million, and higher customer volume, net of price reductions to our customers, of $10 million.
      Earnings before taxes for the Automotive Components segment for the three months ended September 30, 2005 of $15 million decreased $1 million from $16 million for the three months ended September 24, 2004. The decrease resulted primarily from an increase in restructuring charges of $8 million, partially offset by the favorable impact of higher sales volume and cost reductions in excess of price givebacks to customers. For the three months ended September 30, 2005, Automotive Components recorded restructuring income of $1 million which consisted of $3 million post-retirement benefit curtailment gains, partially offset by $1 million of charges for severance and costs to consolidate facilities and $1 million of asset impairments related to restructuring. In addition, other asset impairment charges totaled $11 million. For the three months ended September 24, 2004, restructuring charges were $2 million.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 24, 2004

	Nine Months Ended

	September 30,	September 24,
	2005	2004

	(Dollars in millions)
Sales	$1,282	$1,195
Earnings before taxes	79	78
Restructuring charges and asset impairments	(18)	(4)
      Sales for the Automotive Components segment for the nine months ended September 30, 2005 of $1,282 million increased $87 million from $1,195 million for the nine months ended September 24, 2004. The increase primarily reflected the favorable impact of foreign currency exchange of $50 million and higher customer volume, net of price reductions to our customers, of $37 million.
      Earnings before taxes for the Automotive Components segment for the nine months ended September 30, 2005 of $79 million increased $1 million from $78 million for the nine months ended September 24, 2004. The increase resulted primarily from a reduction in warranty expenses of $8 million and the favorable impact of higher sales volume, net of adverse product mix, of $7 million. Those benefits were partially offset by an increase in restructuring and asset impairment charges totaling $14 million. Savings from cost reduction activities offset the unfavorable impact of inflation (which included higher commodity prices), and price reductions provided to our customers. For the nine months ended September 30, 2005, Automotive Components recorded restructuring charges of $7 million which consisted primarily of $9 million in severance costs and expenses to consolidate certain facilities and $1 million of asset impairments partly offset by $3 million post-retirement benefit curtailment gains. In addition, other asset impairment charges totaled $11 million. Restructuring charges for the nine months ended September 24, 2004 totaled $4 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
      Operating activities. Cash provided by operating activities for the nine months ended September 30, 2005 was $122 million as compared to $36 million for the nine months ended September 24, 2004. The change resulted primarily from timing of cash receipts from customers given the close date in 2005 being five calendar days later, as well as higher profits.
      Investing activities. Cash used in investing activities for the nine months ended September 30, 2005 was $288 million compared to $174 million for the nine months ended September 24, 2004. The increase was due primarily to asset sales and divestitures in 2004 that did not recur in 2005, as well as higher capital expenditures in 2005.
      During the nine months ended September 30, 2005, we spent $281 million in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches started in 2004 and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $500 million, or 4% of sales, on capital expenditures for such purposes during 2005.
      Financing activities. Cash used in financing activities was $291 million in the nine months ended September 30, 2005, compared to $250 million in the nine months ended September 24, 2004. In the first nine months of 2005, we borrowed approximately $1,309 million, net of debt issue costs, and used approximately $1,601 million to pay down long-term debt, primarily in conjunction with the initial draw down of the credit facilities under our December 2004 amendment and restatement of our credit agreement.
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
      We intend to draw down on, and use proceeds from, the revolving credit facility under our senior secured credit facilities and the Company’s United States and European accounts receivables facilities (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of September 30, 2005, we had approximately $837 million of availability under our revolving credit facility, approximately €153 million and £30 million under our European accounts receivable facilities and approximately $167 million of availability under our U.S. accounts receivable facility as further discussed below. During any given month, we anticipate that we will draw as much as an aggregate of $400 million from the Liquidity Facilities. The amounts drawn under the Liquidity Facilities typically will be paid back throughout the month as cash from customers is received. We may then draw upon such facilities again for working capital purposes in the same or succeeding months. These borrowings reflect normal working capital utilization of liquidity.
      In connection with the February 2003 acquisition (the “Acquisition”) by an affiliate of The Blackstone Group L.P. (“Blackstone”) of the shares of the subsidiaries of the former TRW Inc. (“Old TRW”) engaged in the automotive business from Northrop, TRW Automotive Inc., the Company’s wholly-owned subsidiary (“TRW Automotive”) issued the senior notes and the senior subordinated notes, entered into senior credit facilities, consisting of a revolving credit facility and term loan facilities, and initiated a trade accounts receivable securitization program, or the receivables facility. As of September 30, 2005, we had outstanding $2,831 billion in aggregate indebtedness, with an additional $837 million of borrowing capacity available under our revolving credit facility, after giving effect to $63 million in outstanding letters of credit and guarantees, which reduced the amount available. As of September 30, 2005, approximately $281 million of our total reported accounts receivable balance was considered eligible for borrowings under our United States receivables facility, of which approximately $167 million would have been available for funding. We had no outstanding borrowings under this receivables facility as of September 30, 2005. See “Other Receivables Facilities” for further discussion of our European facilities, which have approximately €153 million and £30 million of funding availability and no outstanding borrowings as of September 30, 2005.
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
      The Company continuously evaluates its capital structure in order to ensure the most appropriate and optimal structure and may, from time to time, repurchase the Senior Notes, Senior Subordinated Notes or any other of its bonds in the open market or through redemption or retirement, if conditions warrant.
      Funding Our Requirements. While we are highly leveraged, we believe that funds generated from operations and planned borrowing capacity will be adequate to fund debt service requirements, capital expenditures, working capital requirements and company-sponsored research and development programs. In addition, we believe that our current financial position and financing plans will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items and continue to reduce debt may be affected by general economic (including difficulties in the automotive industry), financial, competitive, legislative and regulatory factors, and the cost of warranty and recall and litigation claims, among other things. Therefore, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Liquidity Facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
      Senior Secured Credit Facilities. The senior secured credit facilities consist of a secured revolving credit facility and various senior secured term loan facilities. As of September 30, 2005, the term loan facilities, with maturities ranging from 2010 to 2012, consisted of an aggregate of $1.3 billion dollar-denominated term loans and the revolving credit facility provided for borrowing of up to $900 million.
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
      Incremental Extensions of Credit. The amended and restated credit agreement also provides for the borrowing of up to the equivalent of $300 million in incremental extensions of credit. The Company has announced that it contemplates utilizing up to $300 million of such incremental extensions of credit in the fourth quarter of 2005 for the possible retirement or repurchase of certain of its debt securities or for other corporate purposes. The terms of any borrowings made pursuant to the incremental extensions of credit are expected to be substantially similar to the terms of the term loan B, but have not been definitively determined at this time.
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
      Interest Rate Swap Agreements. In January 2004, the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. Since these interest rate swaps hedge the designated debt balance and qualify for fair value hedge accounting, changes in the fair value of the swaps also result in a corresponding adjustment to the value of the debt. As of September 30, 2005, the Company recorded a $10 million obligation related to these interest rate swaps, resulting from an increase in forward rates, along with a reduction of debt.

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
      On May 3, 2005, we repurchased approximately €48 million principal amount of our 10 1/8% Senior Notes with a portion of the proceeds from the issuance of new shares of Common Stock in the first quarter. Also, on October 27, 2005, we completed the purchase of a 68.4% stake in Dalphi Metal Espana, S.A. (“Dalphimetal”) for approximately €112 million, subject to post-closing adjustment, plus the assumption of debt of approximately €80 million. The purchase of Dalphimetal was funded with a combination of cash on hand and borrowings under our existing credit facilities.
      Under the master purchase agreement relating to the Acquisition, we are required to indemnify Northrop for certain tax losses or liabilities pertaining to pre-Acquisition periods. This indemnification obligation is capped at $67 million. Initial payments of approximately $30 million were made in 2004. During the first nine months of 2005, we made tax payments of approximately $16 million under this indemnification. Our remaining obligation under this indemnity is $21 million, of which a maximum of $12 million may be paid during the fourth quarter of 2005.
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
      Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). We had no outstanding borrowings under this facility as of September 30, 2005.
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
      However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the borrower’s assets, we are required to consolidate the borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as accounts receivable securitization costs. As there were no borrowings outstanding under the receivables facility on September 30, 2005, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the borrower’s assets and, therefore, the financial position and results of operations of the borrower were included in our consolidated financial statements as of September 30, 2005.
Other Receivables Facilities
      In addition to the receivables facility described above, certain of our European subsidiaries entered into receivables financing arrangements in December 2003, January 2004 and December 2004. We have approximately €78 million available for a term of one year through factoring arrangements in which customers send bills of exchange directly to the bank. We also have two receivable financing arrangements with availabilities of €75 million and £30 million, respectively. Each of these arrangements is available for a term of one year and each involves a separate wholly-owned special purpose vehicle which purchases trade receivables from its domestic affiliates and sells those trade receivables to a domestic bank. These financing arrangements provide short-term financing to meet our liquidity needs, and any borrowings under these arrangements are included in our consolidated balance sheet.
Research, Development and Engineering
      Company-funded research, development and engineering costs totaled:

	Three Months Ended		Nine Months Ended

	September 30,	September 24,	September 30,	September 24,
	2005	2004	2005	2004

		(Dollars in millions)
Research and development expenses	$43	$36	$149	$115
Engineering costs	157	118	448	354

Total	$200	$154	$597	$469

      Total research, development and engineering costs as a percentage of sales were 6.9% for the three months ended September 30, 2005 as compared to 5.6% for the three months ended September 24, 2004, and were 6.3% for the nine months ended September 30, 2005 as compared to 5.3% for the nine months ended September 24, 2004.
      Recently, we have seen certain vehicle manufacturers shift away from their funding of development contracts for new technology, replacing the funding with reimbursement on a “piece price” basis over future years. We expect this trend to continue in 2006, thereby causing our engineering and research and development expenses to increase.
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
      A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of September 30, 2005, we had reserves for environmental matters of $66 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of the indemnification provided for in the master purchase agreement under which Northrop has agreed to indemnify us for 50% of any environmental liabilities associated with the operation or ownership of Old TRW’s automotive business existing at or prior to the Acquisition, subject to certain exceptions.
      TRW Safety Systems Inc., a subsidiary of the Company (“TSSI”), received a letter from the Federal Aviation Administration (the “FAA”) dated June 28, 2005 alleging that it violated the federal Hazardous Material Regulations (“HMR”) and/or the International Civil Aviation Organization Technical Instructions by allegedly offering undeclared hazardous materials for shipment on May 5, 2005, from its El Paso, Texas warehouse to the TSSI facility in Romeo, Michigan. TSSI is responding to the FAA’s request “to furnish any information concerning mitigating or extenuating circumstances surrounding these alleged violations.” The Company received a letter from the FAA dated September 30, 2005 proposing a civil penalty of an aggregate of $20,000 in total for these alleged violations. Management is evaluating a response.
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

      In October 2000, Kelsey-Hayes Company (formerly known as Fruehauf Corporation) was served with a grand jury subpoena relating to a criminal investigation being conducted by the U.S. Attorney for the Southern District of Illinois. The U.S. attorney has informed us that the investigation relates to possible wrongdoing by Kelsey-Hayes Company and others involving certain loans made by Kelsey-Hayes Company’s then-parent corporation to Fruehauf Trailer Corporation, the handling of the trailing liabilities of Fruehauf Corporation and actions in connection with the 1996 bankruptcy of Fruehauf Trailer Corporation. Kelsey-Hayes Company became a wholly-owned subsidiary of Old TRW upon Old TRW’s acquisition of Lucas Varity in 1999 and became our wholly owned subsidiary in connection with the Acquisition. We have cooperated with this investigation, but are not aware of any activity on this investigation since the fall of 2002. We will continue to evaluate and assess the potential financial impact of this matter.
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
Outlook
      The Company updated its full-year 2005 outlook to reflect, among other factors, revised foreign currency and interest rate assumptions, updated production volumes and an increased level of net pre-tax restructuring and asset impairment costs that are expected to total approximately $90 million. Conversely, the Company’s outlook has not been updated to include the consolidation of Dalphimetal, which, excluding the potential impact of purchase accounting adjustments, is not expected to have a material impact on its 2005 results. As a result, the Company now expects full year revenues of approximately $12.6 billion and earnings per diluted share in the range of $1.65 to $1.80.
      For the fourth quarter of 2005, the Company expects revenue of approximately $3.1 billion and net earnings in the range of $0.23 to $0.38 per diluted share. Fourth quarter guidance includes net pre-tax restructuring and asset impairment expenses of approximately $34 million.
      The expected annual effective tax rate underlying our guidance is dependent on several assumptions, including the level and mix of future income by taxing jurisdiction, current enacted global corporate tax rates and global corporate tax laws remaining constant. Changes in tax law and rates could have a significant impact on the effective rate. The overall effective tax rate is equal to consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional basis. We are in a position whereby losses incurred in certain jurisdictions provide no current financial statement benefit. In addition, certain taxing jurisdictions have statutory rates greater than or less than the Unites States statutory rate. As such, changes in the mix of projected earnings between jurisdictions could have a significant impact on our overall effective tax rate.
      We are concerned about the ongoing financial health and solvency of our major customers as they address negative industry trends through various restructuring activities. Such restructuring actions, if significant, could have a negative impact on our financial results. Annually, we purchase large quantities of ferrous metals, resins and textiles for use in our manufacturing process either indirectly as part of purchased components, or directly as raw materials, and therefore we continue to be exposed to the recent inflationary pressures impacting the resin/yarn, ferrous metal, and other commodity markets on a worldwide basis. We are also concerned about the viability of the Tier 2 and Tier 3 supply base as they face these inflationary pressures and other financial difficulties in the current automotive environment. We are monitoring the situation closely and where applicable are working with suppliers and customers to mitigate the potential effect on our financial results. However, our efforts to mitigate the effects may be insufficient and the pressures may worsen, thus potentially having a negative impact on our financial results.
      Given the nature of our global operations, we maintain an inherent exposure to fluctuations in foreign currencies relative to the U.S. dollar which has recently strengthened significantly against such currencies. Should this trend continue, it could have a negative impact on our results of operations due to our proportional concentration of sales volumes in countries outside the United States. Furthermore, variable rate indebtedness exposes us to the risk of rising interest rates. If interest rates increase, our debt service obligation on variable rate indebtedness would increase, even though amounts borrowed would remain unchanged.
      Finally, as the Company is assessing the challenges in the automotive industry, as discussed within this report, a high level of execution and commitment from our employees is essential given the uncertain environment that will test the Company’s ability to post flat to moderate earnings growth in 2006.
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
      There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors which could cause our actual results to differ materially from those suggested by our forward-looking statements are set forth in our Report on Form 10-K for the fiscal year ended December 31, 2004 (the “10-K”) and our Reports on Form 10-Q for the quarters ended April 1, 2005 and July 1, 2005 and include: our ability to successfully integrate Dalphimetal’s operations into the Company; our ability to keep Dalphimetal’s customer base after the acquisition; possible production cuts by our customers; efforts by our customers to consolidate their supply base; major restructuring by our customers; escalating pricing pressures from our customers; severe inflationary pressures impacting the markets for ferrous metals and other commodities; non-performance by, or insolvency of, our suppliers and customers, which may be exacerbated by recent bankruptcies; our substantial leverage; interest rate risk arising from our variable rate indebtedness; the highly competitive automotive parts industry and its cyclicality; product liability and warranty and recall claims; our dependence on our largest customers; loss of market share by domestic vehicle manufacturers; limitations on flexibility in operating our business contained in our debt agreements; fluctuations in foreign exchange rates; the possibility that our owners’ interests will conflict with ours; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers and other risks and uncertainties set forth under “Risk Factors” in the 10-K and in our other Securities and Exchange Commission (“SEC”) filings.
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
      Foreign Currency Exchange Rate Risk. We utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts and, to a lesser extent, options are utilized to protect our cash flow from adverse movements in exchange rates. These derivative instruments are only used to hedge transactional exposures. Risks associated with translation exposures are not hedged. Transactional currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of September 30, 2005, approximately 19% of our total debt was in foreign currencies compared to 20% at September 24, 2004.
      Interest Rate Risk. We are subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt. In order to manage interest costs, we utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (LIBOR). As of September 30, 2005, approximately 65% of our total debt was at variable interest rates compared to 54% at September 24, 2004.
      Sensitivity Analysis. We utilize a sensitivity analysis model to calculate the fair value, cash flows or income statement impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of

September 30, 2005 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The results of the sensitivity model calculations follow:

	Assuming a 10%	Assuming a 10%	Favorable
	increase in	decrease in	(unfavorable)
Market Risk	prices/rates	prices/rates	change in

	(Dollars in millions)
Foreign Currency Rate Sensitive:
Forwards *
— Long US$	$(58)	$63	Fair value
— Short US$	$18	$(19)	Fair value
Debt
— Foreign currency denominated	$(53)	$53	Fair value
Interest Rate Sensitive:
Debt
— Fixed rate	$25	$(26)	Fair value
— Variable rate	$(9)	$9	Cash flow
Swaps
— Pay variable/ receive fixed	$(1)	$1	Fair value

*	Includes only the risk related to the derivative instruments that serve as hedges and does not include the related underlying hedged item or any other operating transactions. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed.

Item 4.	Controls and Procedures
      Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005, have concluded that the Company’s disclosure controls and procedures are adequate and effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed under the Securities Exchange Act of 1934.
      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting subsequent to the date of their evaluation.
PART II

Item 1.	Legal Proceedings
      Except as set forth in this Quarterly report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies,” there have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Form 10-Q for the quarter ended April 1, 2005 and Form 10-Q for the quarter ended July 1, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer repurchases
      The independent trustee of our 401(k) plans and similar plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and matching contributions in Company stock to employee investments. In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and for the satisfaction of tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the Company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of this Report on Form 10-Q. In addition, although our stock incentive plan also permits the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding, there was no such withholding in the third quarter of 2005.

Item 5.	Other Information
      Acquisition of Dalphi Metal Espana, S.A. On October 27, 2005, the Company completed the acquisition of 68.4% of the outstanding shares of common stock of Dalphi Metal Espana, S.A. (“Dalphimetal”), a European-based manufacturer of airbags and steering wheels. The shares were purchased from Ms. Nuria Castellón García, Mr. Luis Gras Tous, Ms. Maria Luisa Gras Castellón and Mr. José Ramón Sanz Pinedo.
      The purchase price of the Company’s interest in Dalphimetal consisted of approximately €112 million, subject to post-closing adjustment, plus the assumption of debt of approximately €80 million. The purchase of Dalphimetal was funded with a combination of cash on hand and borrowings under our existing credit facilities.
      Incremental Extensions of Credit under the Company’s Existing Credit Agreement. In addition to the term loans outstanding and revolving credit facility, the Company’s amended and restated credit agreement also provides for the borrowing of up to the equivalent of $300 million in incremental extensions of credit. The Company has announced that it contemplates utilizing up to $300 million of such incremental extensions of credit in the fourth quarter of 2005 for the possible retirement or repurchase of certain of its debt securities or for other corporate purposes. The terms of any borrowings made pursuant to the incremental extensions of credit are expected to be substantially similar to the terms of the Company’s existing term loan B, but have not been definitively determined at this time.
      Resignation of Director. Effective August 16, 2005, Michael J. O’Neill resigned from the Board of Directors of the Company. Mr. O’Neill was a Class II director and a member of the Corporate Governance and Nominating Committee of the Board of Directors of the Company.
      Under the Second Amended and Restated Stockholders Agreement among the Company, Northrop and an affiliate of Blackstone, Northrop is entitled to designate one designee for election to the Board of Directors of the Company. Mr. O’Neill was such designee. Northrop has indicated that it is no longer necessary to continue representation on the Board of Directors of the Company.

Item 6.	Exhibits

Exhibit
Number	Exhibit Name

2.1	Agreement for the Purchase and Sale of Shares By and Among TRW Automotive Inc, Automotive Holdings (Spain) SL and Ms. Nuria Castellón García, Mr. Luis Gras Tous, Ms. Maria Luisa Gras Castellón and Mr. José Ramón Sanz Pinedo, dated September 6, 2005.
2.2	Schedule 8.1, Representations and Warranties of the Sellers, to the Agreement for the Purchase and Sale of Shares By and Among TRW Automotive Inc, Automotive Holdings (Spain) SL and Ms. Nuria Castellón García, Mr. Luis Gras Tous, Ms. Maria Luisa Gras Castellón and Mr. José Ramón Sanz Pinedo, dated September 6, 2005.
31(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of theSarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

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

Joseph S. Cantie
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)
Date: November 1, 2005

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

2.1	Agreement for the Purchase and Sale of Shares By and Among TRW Automotive Inc, Automotive Holdings (Spain) SL and Ms. Nuria Castellón García, Mr. Luis Gras Tous, Ms. Maria Luisa Gras Castellón and Mr. José Ramón Sanz Pinedo, dated September 6, 2005.
2.2	Schedule 8.1, Representations and Warranties of the Sellers, to the Agreement for the Purchase and Sale of Shares By and Among TRW Automotive Inc, Automotive Holdings (Spain) SL and Ms. Nuria Castellón García, Mr. Luis Gras Tous, Ms. Maria Luisa Gras Castellón and Mr. José Ramón Sanz Pinedo, dated September 6, 2005.
31(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.