Form 10-K
period 2005-12-31
TRW AUTOMOTIVE HOLDINGS CORP
filed 2006-02-23
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated file     ☑          Accelerated filer     ☐          Non-accelerated filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of July 1, 2005, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $805,875,822 based on the closing sale price of the registrant’s Common Stock as reported on the New York Stock Exchange on that date. As of February 8, 2006, the number of shares outstanding of the registrant’s Common Stock was 99,343,692.
Documents Incorporated by Reference
      Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2006 Annual Meeting of the Stockholders, to be filed within 120 days of December 31, 2005, are incorporated by reference into Part III, Items 10-14.
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

TRW Automotive Holdings Corp.

PART I

ITEM 1.	BUSINESS
The Company
      TRW Automotive Holdings Corp. (the “Company”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers, or OEMs, and related aftermarkets. We conduct substantially all of our operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering). Passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). We are primarily a “Tier 1” supplier (a supplier which sells to OEMs). In 2005, approximately 85% of our end-customer sales were to major OEMs. Our history in the automotive supply business dates back to the early 1900s.
      Predecessor and Successor Company. As a result of the acquisition on February 28, 2003 (as defined and further discussed below), all references in this report to “TRW Automotive,” the “Company,” “we,” “our” and “us” mean, unless the context indicates otherwise, (i) our predecessor, which is the former TRW Automotive Inc. (which we did not acquire and was renamed Richmond TAI Corp.) and its subsidiaries and the other subsidiaries, divisions and affiliates of TRW Inc. (“Old TRW”) that together constituted the automotive business of Old TRW, for the periods prior to February 28, 2003, the date the Acquisition was consummated, and (ii) the successor and registrant, TRW Automotive Holdings Corp. and its subsidiaries, that own and operate the automotive business of Old TRW as a result of the Acquisition. Our predecessor’s 51% interest in the joint venture, TRW Koyo Steering Systems Company (“TKS”), was not transferred to us as part of the Acquisition. In addition, when the context so requires, we use the term “Predecessor” to refer to the historical operations of our predecessor prior to the Acquisition and “Successor” to refer to our historical operations following the Acquisition, and we use the terms “we,” “our” and “us” to refer to the Predecessor and the Successor collectively. The historical financial statements for the periods prior to the Acquisition and summaries thereof appearing in this report are those of our predecessor and represent the combined financial statements of Old TRW’s automotive business. Prior to the Acquisition, our predecessor operated as a segment of Old TRW, which was acquired by Northrop Grumman Corporation (“Northrop”) on December 11, 2002.
      Change in Ownership. Old TRW entered into an Agreement and Plan of Merger with Northrop, dated June 30, 2002, whereby Northrop would acquire all of the outstanding common stock of Old TRW, including Old TRW’s automotive business, in exchange for Northrop shares. The acquisition of Old TRW by Northrop was completed on December 11, 2002 (the “Merger”).
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
      Initial Public Offering. On February 6, 2004, we completed an initial public offering of 24,137,931 shares of our common stock (the “Common Stock”). In connection with our initial public offering, we effected a 100 for one stock split of the outstanding shares of Common Stock on January 27, 2004. After our initial public offering, including the use of a portion of the net proceeds from our initial public offering to repurchase a portion of the shares held by AIL, AIL held approximately 56.7%, an affiliate of

Northrop held approximately 17.2% and our management group held approximately 1.7% of our Common Stock.
      Share Repurchases and Issuances in 2005. On March 11, 2005, we repurchased from an affiliate of Northrop 7,256,500 shares of Common Stock for approximately $143 million in cash. These shares were immediately retired following the repurchase. As a result of the repurchase and after considering the share issuance referenced below, the Northrop affiliate held 9.9% of the outstanding Common Stock, down from 17.2%.
      Separately, on March 11, 2005, we sold to T. Rowe Price Group, Inc., as investment adviser to certain mutual funds and institutional accounts, 5,256,500 newly issued shares of Common Stock for approximately $103 million in cash. On March 11, 2005, we also sold to certain investment advisory clients of Wellington Management Company, llp., 2,000,000 newly issued shares of Common Stock for approximately $40 million in cash. We filed a registration statement with the Securities and Exchange Commission for the registration of the resale of these newly issued shares. Pursuant to the registration statement, the holders of those shares are able to sell their shares of Common Stock into the market from time to time.
      We used the $143 million of proceeds we received from these share issuances initially to return cash and/or reduce liquidity line balances to the levels that existed immediately prior to the time the share purchase from an affiliate of Northrop referenced above took place. On May 3, 2005, a portion of the proceeds from these share issuances was then used to repurchase €48 million principal amount of the Company’s 10 1/8% Senior Notes.
Financial and Operating Information
      Segment Information. We conduct substantially all of our operations through our subsidiaries and along three operating segments: Chassis Systems, Occupant Safety Systems and Automotive Components. The table below summarizes certain financial information for our operating segments.

	Successor			Predecessor

	Years Ended		Ten Months	Two Months
	December 31,		Ended	Ended
			December 31,	February 28,
	2005	2004	2003	2003

	(Dollars in millions)
Sales to external customers:
Chassis Systems	$7,197	$6,950	$5,424	$1,110
Occupant Safety Systems	3,755	3,438	2,751	555
Automotive Components	1,691	1,623	1,260	251

Total sales	$12,643	$12,011	$9,435	$1,916

Segment earnings before taxes:
Chassis Systems	$258	$258	$127	$46
Occupant Safety Systems	314	327	216	53
Automotive Components	88	102	90	26

Segment earnings before taxes	660	687	433	125
Corporate expense and other	(94)	(104)	(93)	(28)
Financing costs	(231)	(252)	(312)	(47)
Loss on retirement of debt	(7)	(167)	(31)	—

Earnings (losses) before income taxes	$328	$164	$(3)	$50

      See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 to the consolidated and combined financial statements for a discussion of segment earnings before taxes.

      Sales by Product Line. Our 2005 sales by product line are as follows:

Product Line	Percentage of Sales

Steering gears and systems	16.3%
Air bags	14.2%
Foundation brakes	14.1%
ABS and other brake control	9.3%
Seat belts	7.4%
Aftermarket	7.2%
Crash sensors and other safety and security electronics	5.8%
Engine valves	4.9%
Linkage and suspension	4.7%
Body controls	4.4%
Chassis modules	3.9%
Engineered fasteners and plastic components	3.4%
Steering wheels	3.2%
Other	1.2%
      Sales by Geography. Our 2005 sales by geographic region are as follows:

Geographic Region	Percentage of Sales

Europe	55.1%
North America	36.2%
Rest of the World	8.7%
      See Note 21 to our consolidated and combined financial statements included in this report for additional product sector and geographical information.
Business Developments and Industry Trends
      Business Development and Strategy. We have become a leader in the global automotive parts industry by capitalizing on the strength of our products, technological capabilities and systems integration skills. Over the last decade, we have experienced sales growth in many of our product lines due to an increasing focus by both governments and consumers on safety and fuel efficiency. We believe that this trend is continuing as evidenced by ongoing regulatory activities and escalating fuel costs, and will enable us to experience growth in the most recent generation of advanced safety and fuel efficient products, such as vehicle stability control systems, curtain and side air bags, occupant sensing systems, electrically assisted power steering systems and tire pressure monitoring systems.
      Throughout our long history as a leading supplier to major OEMs, we have focused on products where we have a technological advantage. We have extensive technical experience in a focused range of safety-related product lines and strong systems integration skills. These traits enable us to provide comprehensive, systems-based solutions for our OEM customers. We have a broad and established global presence and sell to major OEMs across all of the world’s major vehicle producing regions. We believe our diversified business mitigates our exposure to the risks of any one geographic economy, product line or major customer concentration. It also enables us to extend our portfolio of products and new technologies across our customer base and geographic regions, and provides us the necessary scale to optimize our cost structure.
      Industry Trends. The following key trends have been affecting the automotive parts industry over the past several years. (The statements regarding industry outlook, trends, the future development of certain automotive systems and other non-historical statements contained in this section are forward-looking statements.):

•	Asian OEM Market Share. In recent years, Ford Motor Company, General Motors Corporation and, to a lesser extent, the Chrysler unit of DaimlerChrysler AG (the “Big Three”) have seen a steady decline in their market share for vehicle sales in North America and Europe, with Asian OEMs increasing their share in such markets. Although we do have business with the Asian OEMs, our customer base is more heavily weighted toward the Big Three.

•	Inflationary Pressures and Supply Base. Our industry continues to experience increases in costs of resins, yarns and other petroleum-based products, as well as higher energy costs. Costs of other commodities such as ferrous metals also remain a worry despite declines in costs from recent highs. Therefore, overall commodity inflation pressures remain a significant concern for our industry and business and have placed a considerable operational and financial burden on us and the industry. We expect such inflationary pressures to continue.

In addition, the inflationary environment surrounding resins, yarns, petroleum-based products and ferrous metals has resulted in concern about the viability of the Tier 2 and Tier 3 supply base as they face these inflationary pressures.

•	Restructuring Initiatives. As a result of the market share losses and inflationary pressures discussed above, most major OEMs and Tier 1 suppliers have embarked upon multi-year restructuring programs in order to realign their cost structures in the face of these issues. Some of these restructuring programs have involved reorganizations in bankruptcy.

•	Escalating Pricing Pressures on Automotive Suppliers. Pricing pressure from customers has been a characteristic of the automotive supply industry in recent years. This pressure has been substantial and is likely to continue. Virtually all OEMs have policies of seeking price reductions each year. We and other suppliers have been forced to reduce prices in both the initial bidding process and throughout long-term supply arrangements. We have taken steps to reduce costs and resist price reductions; however, price reductions have impacted our sales and profit margins and are expected to do so in the future.

•	Consumer and Regulatory Focus on Safety. Consumers, and therefore OEMs, are increasingly focused on, and governments are increasingly requiring, improved safety in vehicles. For example, the Alliance of Automobile Manufacturers and the Insurance Institute for Highway Safety announced voluntary performance criteria which encompass a wide range of occupant protection technologies and designs, including enhanced matching of vehicle front structural components and enhanced side-impact protection through the use of features such as side air bags, air bag curtains and revised side-impact structures. By September 1, 2007, at least 50% of all vehicles offered in the United States by participating manufacturers are expected to meet the front-to-side performance criteria, and by September 2009, 100% of the vehicles of participating manufacturers are expected to meet the criteria.

In October 2005, the National Highway Safety Traffic Administration (“NHTSA”) updated its mandate for the assembly onto vehicles of a direct tire pressure monitoring system, capable of detecting when one or more tires are significantly under-inflated. The phase-in period for compliance is as follows: 20% of light vehicles are required to comply with the standard during the period from October 5, 2005 to August 31, 2006; 70% during the period from September 1, 2006 to August 21, 2007; and all light vehicles thereafter. In September 2004, NHTSA released preliminary results of a study on the effectiveness of electronic stability control that indicated a dramatic reduction in single-vehicle crashes for vehicles equipped with these systems.

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

We have also seen certain vehicle manufacturers shift away from their funding of development contracts for new technology. We expect this trend to continue in 2006, thereby causing our engineering and research and development expenses to increase.

•	Increased Electronic Content and Electronics Integration. The electronic content of vehicles has been increasing and, we believe, will continue to increase in the future. Consumer and regulatory requirements in Europe and the United States for improved automotive safety and environmental performance, as well as consumer demand for increased vehicle performance and functionality at lower cost largely drive the increase in electronic content. Electronics integration generally refers to replacing mechanical with electronic components and integration of mechanical and electrical functions within the vehicle. This allows OEMs to achieve a reduction in the weight of vehicles and the number of mechanical parts, resulting in easier assembly, enhanced fuel economy, improved emissions control, increased safety and better vehicle performance. As consumers seek more competitively-priced ride and handling performance, safety, security and convenience options in vehicles, such as electronic stability control, active cruise control, air bags, keyless entry and tire pressure monitoring, we believe that electronic content per vehicle will continue to increase.

•	Increased Emphasis on Speed to Market. As OEMs are under increasing pressure to adjust to changing consumer preferences and to incorporate technological advances, they are shortening product development times. Shorter product development times also generally reduce product development costs. We believe suppliers that are able to deliver new products to OEMs in a timely fashion to accommodate the OEMs’ needs will be well-positioned to succeed in this evolving marketplace.
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
      Within each of our product segments, we face significant competition. Our principal competitors include Advics, Bosch, Continental-Teves, Delphi, Koyo Seiko, Visteon, and ZF in the Chassis Systems segment; Autoliv, Bosch, Delphi, Key Safety, and Takata, in the Occupant Safety Systems segment; and Delphi, Eaton, ITW, Kostal, Nifco, Raymond, Textron, Tokai Rika, and Valeo in the Automotive Components segment.

Sales and Products by Segment
      Sales. The following table provides sales for each of our operating segments:

	Years Ended December 31,

	2005		2004		2003(1)

	Sales	%	Sales	%	Sales	%

	(Dollars in millions)
Chassis Systems	$7,197	57.0%	$6,950	57.9%	$6,534	57.6%
Occupant Safety Systems	3,755	29.7%	3,438	28.6%	3,306	29.1%
Automotive Components	1,691	13.3%	1,623	13.5%	1,511	13.3%

Total Sales	$12,643	100.0%	$12,011	100.0%	$11,351	100.0%

(1)	Sales of our predecessor for the two months ended February 28, 2003 prior to the Acquisition, and our results of operations for the ten months ended December 31, 2003, have been combined for convenience of discussion and are collectively referred to as “year ended December 31, 2003.”
      Products. The following tables describe the principal product lines by segment in order of 2005 sales:

Chassis Systems

Product Line	Description

Steering	Electrically assisted power steering systems (column-drive, rack-drive type), electrically powered hydraulic steering systems, hydraulic power and manual rack and pinion steering gears, hydraulic steering pumps, fully integral commercial steering systems, commercial steering columns and pumps
Foundation brakes	Front and rear disc brake calipers, drum brake and drum-in-hat parking brake assemblies, rotors, drums and electric park brake
Brake control	Four-wheel ABS, electronic vehicle stability control systems, active cruise control systems, actuation boosters and master cylinders, electronically controlled actuation
Linkage and Suspension	Forged steel and aluminum control arms, suspension ball joints, rack and pinion linkage assemblies, conventional linkages, commercial steering linkages and suspension ball joints, active roll control systems
Modules	Brake modules, corner modules, pedal box modules, strut modules, front cross-member modules, rear axle modules

Occupant Safety Systems

Product Line	Description

Air Bags	Driver air bag modules, passenger air bag modules, side air bag modules, curtain air bag modules, single-and dual-stage air bag inflators
Seatbelts	Retractor and buckle assemblies, pretensioning systems, height adjusters, active control retractor systems
Safety electronics	Front and side crash sensors, vehicle rollover sensors, air bag diagnostic modules, weight sensing and vision systems for occupant detection
Steering wheels	Full range of steering wheels from base designs to leather, wood, heated designs, including multifunctional switches and integral air bag modules
Security electronics	Remote keyless entry systems, advanced theft deterrent systems, direct tire pressure monitoring systems

Automotive Components

Product Line	Description

Engine Valves	Engine Valves, valve train components, electro-magnetic valve actuation
Body controls	Display and heating, ventilating and air conditioning electronics, controls and actuators; motors, power management controls; man/machine interface controls and switches, including a wide array of automotive ergonomic applications such as steering column and wheel switches, rotary connectors, climate controls, seat controls, window lift switches, air bag disable switches; and rain sensors
Engineered fasteners and components	Engineered and plastic fasteners and precision plastic moldings and assemblies
      Chassis Systems. Our Chassis Systems segment focuses on the design, manufacture and sale of product lines relating to steering, foundation brakes, brake control, linkage and suspension, and modules. We sell our Chassis Systems products primarily to OEMs and other Tier 1 suppliers. We also sell these products to OEM service organizations and in the independent aftermarket, through a licensee in North America, and in the rest of the world, to independent distributors. We believe our Chassis Systems segment is well positioned to capitalize on growth trends towards (1) increasing active safety systems, particularly in the areas of electric steering, electronic vehicle stability control and other advanced braking systems and integrated vehicle control systems; and (2) integration of active and passive safety systems.
      Occupant Safety Systems. Our Occupant Safety Systems segment focuses on the design, manufacture and sale of air bags, seat belts, safety electronics, steering wheels and security electronic systems. We sell our Occupant Safety Systems products primarily to OEMs and also to other Tier 1 suppliers. We also sell these products to OEM service organizations for service parts. We believe our Occupant Safety Systems segment is well positioned to capitalize on growth trends towards (1) increasing passive safety systems, particularly in the areas of side and curtain air bag systems, occupant sensing systems, active seat belt pretensioning and retractor systems, and tire pressure monitoring systems; and (2) integration of active and passive safety systems.
      Automotive Components. Our Automotive Components segment focuses on the design, manufacture and sale of engine valves, body controls, and engineered fasteners and components. We sell our Automotive Components products primarily to OEMs and also to other Tier 1 suppliers. We also sell these products to OEM service organizations. In addition, we sell some engine valve and body control products to independent distributors for the automotive aftermarket. We believe our Automotive Components segment is well positioned to capitalize on growth trends toward multi-valve engines and increasing electronic content per vehicle.
Customers
      We sell to all the major OEM customers across all of the world’s major vehicle producing regions. Our long-standing relationships with our customers have enabled us to understand global customers’ needs and business opportunities. We believe that we will continue to be able to compete effectively for our customers’ business because of the high quality of our products, our ongoing cost reduction efforts, our strong global presence and our product and technology innovations. Although business with any given customer is typically split among numerous contracts, the loss of or a significant reduction in purchases by, one or more of those major customers could materially and adversely affect our business, results of operations and financial condition.
      End-customer sales (by OEM group) that constitute 10% or more of our sales for the years ended December 31, 2005 and 2004 were:

		Percentage of Sales

OEM Group	OEMs	2005	2004

Ford	Ford, Land Rover, Jaguar, Aston-Martin, Volvo, Mazda	16.1%	17.2%
DaimlerChrysler	Chrysler, Mercedes, Smart, Mitsubishi	14.4%	15.3%
Volkswagen	Volkswagen, Audi, Seat, Skoda, Bentley	14.3%	14.2%
General Motors	General Motors, Opel, Saab, Isuzu, Subaru	11.3%	11.1%
All Other		43.9%	42.2%
      We also sell products to the global aftermarket as replacement parts for current production and older vehicles. For each of the years ended December 31, 2005 and 2004, our sales to the aftermarket represented approximately 7% of our total sales. We sell these products through both OEM service organizations and independent distribution networks.
Sales and Marketing
      We have a sales and marketing organization of dedicated customer teams that provide a consistent interface with our key customers. These teams are located in all major vehicle-producing regions to best represent their respective customers’ interests within our organization, to promote customer programs and to coordinate global customer strategies with the goal of enhancing overall customer service and satisfaction. Our ability to support our customers globally is further enhanced by our broad global presence in terms of sales offices, manufacturing facilities, engineering/technical centers, joint ventures and licensees.
      Our sales and marketing organization and activities are designed to create overall awareness and consideration of, and to increase purchases of, our systems, modules and components. To further this objective, we participate in an international trade show in Frankfurt. We also provide on-site technology demonstrations at our major OEM customers on a regular basis.
Customer Support
      Our engineering, sales and production facilities are located in 25 countries. With hundreds of dedicated sales/customer development employees, we provide effective customer solutions, products and service in any region in which these facilities operate or manufacture.
Joint Ventures
      Joint ventures represent an important part of our business, both operationally and strategically. We have often used joint ventures to enter into new geographic markets such as China and India, or to acquire new customers or to develop new technologies such as direct tire pressure monitoring systems.

      In the case of entering new geographic markets where we have not previously established substantial local experience and infrastructure, teaming with a local partner can reduce capital investment by leveraging pre-existing infrastructure. In addition, local partners in these markets can provide knowledge and insight into local customs and practices and access to local suppliers of raw materials and components. All of these advantages can reduce the risk, and thereby enhance the prospects for the success, of an entry into a new geographic market.
      Joint ventures can also be an effective means to acquire new customers. Joint venture arrangements can allow partners access to technology they would otherwise have to develop independently, thereby reducing the time and cost of development. More importantly, they can provide the opportunity to create synergies and applications of the technology that would not otherwise be possible.
      The following table shows our unconsolidated joint ventures in which we have a 49% or greater interest that are accounted for under the equity method:

		Our
		Ownership
Country	Name	Percentage	Products	2005 Sales

				(Dollars in millions)
Brazil	SM-Sistemas Modulares Ltda.	50%	Brake modules	$16.6
China	Shanghai TRW Automotive Safety Systems Co., Ltd.	50%	Seat belt systems, air bags and steering wheels	24.1
	CSG TRW Chassis Systems Co., Ltd.	50%	Foundation brakes	19.4
India	Brakes India Limited	49%	Foundation brakes, actuation brakes, valves and hoses	236.2
	Rane TRW Steering Systems Limited	50%	Steering gears, systems and components and seat belt systems	78.2
Spain	Mediterranea de Volantes SL	50%	Steering wheels	0.2	(1)
United States	Methode Lucas Controls, Inc.	50%	Multi-functional column-mounted controls (pressed parts and key moldings for column switchgear)	15.2
	EnTire Solutions, LLC	50%	Direct tire pressure monitoring systems	42.6

(1)	Sales for Mediterranea de Volantes SL are for the two months following our recently completed acquisition of Dalphi Metal Espana, S.A.
Intellectual Property
      We own significant intellectual property, including a large number of patents, trademarks, copyrights and trade secrets, and are involved in numerous licensing arrangements. Although our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve, no single patent, copyright, trade secret or license, or group of related patents, copyrights, trade secrets or licenses, is, in our opinion, of such value to us that our business would be materially affected by the expiration or termination thereof. However, we view the name TRW Automotive and primary mark “TRW” as material to our business as a whole. Our general policy is to apply for patents on an ongoing basis in the United States, Germany and appropriate other countries to protect our patentable developments.
      Our portfolio of patents and pending patent applications reflects our commitment to invest in technology and covers many aspects of our products and the processes for making those products. In addition, we have developed a substantial body of manufacturing know-how that we believe provides a significant competitive advantage in the marketplace.

      We have entered into numerous technology license agreements that either strategically exploit our intellectual property rights or provide a conduit for us into third party intellectual property rights useful in our businesses. In many of these agreements, we license technology to our suppliers, joint venture companies and other local manufacturers in support of product production for our customers and us. In other agreements, we license the technology to other companies to obtain royalty income.
      We own a number of secondary trade names and marks applicable to certain of our businesses and products that we view as important to such businesses and products as well.
      As part of the Acquisition, we entered into intellectual property license agreements with Old TRW.
Seasonality
      Our business is moderately seasonal because our largest North American customers typically halt operations for approximately two weeks in July and one week in December. Additionally, customers in Europe historically shut down vehicle production during portions of August and one week in December. As new models are typically introduced during the third quarter, automotive production traditionally is lower during that period. Accordingly, our third and fourth quarter results may reflect these trends.
Research, Development and Engineering
      We operate a global network of technical centers worldwide where we employ approximately 5,000 engineers, researchers, designers, technicians and their supporting functions. This global network allows us to develop automotive active and passive technologies while improving existing products and systems. We utilize sophisticated testing and computer simulation equipment, including computer-aided engineering, noise-vibration-harshness, crash sled, math modeling and vehicle simulations. We have advanced engineering and research and development programs for next-generation components and systems in our chassis, occupant safety and automotive component product areas. We are disciplined and innovative in our approach to research and development, employing various tools to improve efficiency and reduce cost, such as Six Sigma, “follow-the-sun” (a 24-hour a day engineering program that utilizes our global network) and other e-Engineering programs, and outsourcing non-core activities.
      Company-funded research, development and engineering costs totaled:

	Years Ended
	December 31,

	2005	2004

	(Dollars in
	millions)
Research and development	$203	$174
Engineering	576	540

Total	$779	$714

      Total research, development and engineering costs as a percentage of sales were 6.2% for the year ended December 31, 2005 as compared to 5.9% for the year ended December 31, 2004.
      We believe that continued research, development and engineering activities are critical to maintaining our leadership position in the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers. Recently, we have seen certain vehicle manufacturers shift away from their funding of development contracts for new technology. We expect this trend to continue, thereby causing our engineering and research and development expenses to increase.
Manufactured Components and Raw Materials
      We purchase various manufactured components and raw materials for use in our manufacturing processes. The principal components and raw materials we purchase include castings, electronic parts, molded plastic parts, finished subcomponents, fabricated metal, aluminum, steel, resins, textiles, leather and wood. All of these components and raw materials are available from numerous sources. We continue to see significant inflationary pressures in the cost of ferrous metals, resin/yarn and other petroleum-based products, as well as higher energy costs. At this time, we are working with our suppliers and customers to attempt to mitigate the impact that this inflation may have on our financial results, but there can be no assurance that such continued inflation will not have a material adverse effect. Although we have not, in recent years, experienced any significant shortages of manufactured components or raw materials, and normally do not carry inventories of these items in excess of those reasonably required to meet our production and shipping schedule, the possibility of shortages exist especially in light of the weakened state of the supply base described above.
Employees
      As of December 31, 2005, we had approximately 63,100 employees (including employees of our majority-owned joint ventures but excluding temporary employees and employees who are on approved forms of leave), of whom approximately 21,300 were employed in North America, approximately 33,800 were employed in Europe, approximately 4,400 were employed in South America and approximately 3,600 were employed in Asia. Approximately 16,900 of our employees are salaried and approximately 46,200 are hourly.
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
      A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of December 31, 2005, we had reserves for environmental matters of $64 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of the indemnification provided for in the Master Purchase Agreement under which Northrop has agreed to indemnify us for 50% of any environmental liabilities associated with the operation or ownership of Old TRW’s automotive business existing at or prior to the Acquisition, subject to certain exceptions. During 2005, we received approximately $4 million under such environmental indemnification from Northrop.
      We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, results of operations or competitive position. Our capital expenditures for environmental control facilities during 2006 and 2007 are not expected to be material to us. We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on our financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

ITEM 1A.	RISK FACTORS

Deteriorating financial condition of certain of our customers may adversely affect our business.
      Certain of our customers are facing structural issues and negative industry trends resulting in deteriorating financial conditions. Some of these customers are addressing these problems through restructuring their businesses. In some cases, this restructuring includes significant capacity reductions and/or reorganization under bankruptcy laws. Substantial restructuring initiatives by our major customers could have a ripple effect throughout our industry and may impact our business and our common suppliers.

Loss of market share by the Big Three may adversely affect our results in the future.
      Recently, the Big Three have been losing market share for vehicle sales in North America and Europe. At the same time, Asian vehicle manufacturers have increased their share in such markets. Although we do have business with the Asian vehicle manufacturers, our customer base is more heavily weighted towards the Big Three. Accordingly, if this trend of Big Three loss in market share continues and our share of business with other vehicle manufacturers does not increase, our results could be adversely affected.

Escalating pricing pressures from our customers may adversely affect our business.
      Pricing pressure in the automotive supply industry has been substantial and is likely to continue. Virtually all vehicle manufacturers seek price reductions in both the initial bidding process and during the term of the contract. We have taken steps to reduce costs and resist price reductions; however, price reductions have impacted our sales and profit margins and are expected to do so in the future. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a material adverse effect on our results of operations.

Commodity inflationary pressures may adversely affect our profitability and the viability of our Tier 2 and Tier 3 supply base.
      The cost of some of the commodities we use in our business has increased. Ferrous metals, resins, yarns and other petroleum-based products have become more expensive. This put significant operational and financial burdens on us and our suppliers in both 2004 and 2005. We expect this pressure to continue in 2006. We are working with our suppliers and customers to lessen the impact of increasing commodity costs. However, it is usually difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. Furthermore, our suppliers may not be able to handle the commodity cost increases and still perform as we expect. In fact, we have seen the number of bankruptcies or insolvencies increase due in part to the recent inflationary pressures. While the unstable condition of some of our suppliers has not led to any significant disruptions so far, it could lead to delivery delays, production issues or delivery of non-conforming products by our suppliers in the future.

Our business would be materially and adversely affected if we lost any of our largest customers.
      For the year ended December 31, 2005, sales to our four largest customers on a worldwide basis were approximately 56% of our total sales. Although business with each customer is typically split among numerous contracts, if we lost a major customer or that customer significantly reduced its purchases of our products, there could be a material adverse affect on our business, results of operations and financial condition.

Work stoppages or other labor issues at the facilities of our customers or other suppliers could adversely affect our operations.
      The turbulence in the automotive industry and actions taken by our customers and other suppliers to address negative industry trends may have the side effect of exacerbating labor relations problems at those companies. If any of our customers experience a material work stoppage, that customer may halt or limit the purchase of our products. Similarly, a work stoppage at another supplier could interrupt production at our customer which would have the same effect. This could cause us to shut down production facilities relating to those products, which could have a material adverse effect on our business, results of operations and financial condition.

Our variable rate indebtedness exposes us to interest rate risk, which could cause our debt costs to increase significantly.
      A majority of our borrowings, including borrowings under TRW Automotive Inc.’s senior credit facilities, are at variable rates of interest and expose us to interest rate risk. As of December 31, 2005, approximately 60% of our total debt was at variable interest rates. If interest rates increase, the amount we are required to pay on our variable rate indebtedness would increase even though the amount borrowed remained the same.

Continued strengthening of the U.S. dollar could materially impact our results of operations.
      In 2005, over half of our sales originated outside the United States. We translate sales and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. This translation is based on average exchange rates during a reporting period. During times of a strengthening U.S. dollar, our reported international sales and earnings would be reduced because foreign currencies may translate into fewer U.S. dollars.

Our available cash and access to additional capital may be limited by our substantial debt.
      We have a significant amount of debt. This amount of debt may limit our ability to obtain additional financing for our business. It may also limit our ability to adjust to changing market conditions because of the covenants and restrictions in the debt. In addition, we have to devote substantial cash to the payment of interest and principal on the debt, which means that cash may not be used for other of our business needs. We may be more vulnerable to an economic or industry downturn than a company with less debt.

The cyclicality of automotive production and sales could adversely affect our business.
      Automotive production and sales are highly cyclical and depend on general economic conditions, consumer spending and preferences, labor relations issues, regulatory requirements, trade agreements and other factors. The volume of automotive production has fluctuated from year to year, which leads to fluctuations in the demand for our products. Any significant economic decline that results in a reduction in automotive production and sales by vehicle manufacturers could have a material adverse effect on our results of operations.

We may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us.
      In our business, we are exposed to product liability and warranty claims. In addition, we may be required to participate in a recall of a product. Vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with product liability, warranty and recall claims. In addition, vehicle manufacturers have experienced increasing recall campaigns in recent years. Product liability, warranty and recall costs may have a material adverse effect on our financial condition.

Our pension and other post-retirement benefits expense and the funding requirements of our pension plans could materially increase.
      Most of our employees participate in defined benefit pension plans or retirement/termination indemnity plans. The rate at which we are required to fund these plans depends on certain assumptions which depend in part on market conditions. As market conditions change, these assumptions may change, resulting in a decline in pension asset values. Future declines could materially increase the necessary funding status of our plans, and may require us to contribute more to these plans earlier than we anticipated. Also, this could significantly increase our pension expenses and reduce our profitability.

      We also sponsor other post-retirement benefit (“OPEB”) plans for most of our U.S. and some of our non-U.S. employees. We fund our OPEB obligations on a pay-as-you-go basis and have no plan assets. If health care costs in the future increase more than we anticipated, our actuarially determined liability and our related OPEB expense could increase along with future cash outlays.

We are subject to risks associated with our non-U.S. operations.
      We have significant manufacturing operations outside the United States, including joint ventures and other alliances. International operations involve risks, including exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in laws and regulations and unsettled political conditions and possible terrorist attacks against United States’ or other interests.
      These and other factors may have a material adverse effect on our international operations or on our business, results of operations and financial condition.

We have recorded a significant amount of goodwill and other identifiable intangible assets, which may become impaired in the future.
      We have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. Goodwill and other net identifiable intangible assets were approximately $3.1 billion as of December 31, 2005, or 30% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $2.3 billion as of December 31, 2005, or 22% of our total assets.
      Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income. We are subject to financial statement risk in the event that goodwill or other identifiable intangible assets become impaired.

Our expected annual effective tax rate could be volatile and materially change as a result of changes in mix of earnings and other factors.
      The overall effective tax rate is equal to our total tax expense as a percentage of our total earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. Losses in certain jurisdictions provide no current financial statement tax benefit. In addition, certain taxing jurisdictions have statutory rates greater than or less than the United States. As a result, changes in the mix of projected earnings between jurisdictions, among other factors, could have a significant impact on our overall effective tax rate.

We may be adversely affected by environmental and safety regulations or concerns.
      Laws and regulations governing environmental and occupational safety and health are complicated, change frequently and have tended to become stricter over time. As a manufacturing company, we are subject to these laws and regulations both inside and outside the United States. We may not be in complete compliance with such laws and regulations at all times. Our costs or liabilities relating to them may be more than the amount we have reserved, which difference may be material. We have spent money to comply with environmental requirements. In addition, certain of our subsidiaries are subject to pending litigation raising various environmental and human health and safety claims, including certain asbestos-related claims. While our annual costs to defend and settle these claims in the past have not been material, we cannot assure you that this will remain so in the future.

Developments or assertions by or against us relating to intellectual property rights could materially impact our business.
      We own significant intellectual property, including a large number of patents, trademarks, copyrights and trade secrets, and are involved in numerous licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. Developments or assertions by or against us relating to intellectual property rights could materially impact our business.

Because Blackstone controls us, the influence of our public shareholders over significant corporate actions will be limited, and conflicts of interest between Blackstone and us or our public shareholders could arise in the future.
      Currently an affiliate of Blackstone beneficially owns approximately 57% of our outstanding shares of common stock and has reached an agreement with Northrop pursuant to which Northrop will vote its 9.9% interest in us in accordance with Blackstone’s instructions. As a result, Blackstone has the power to control all matters submitted to our stockholders, elect our directors and exercise control over our decisions to enter into any corporate transaction and has the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders believe that any such transactions are in their own best interests.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      Our principal executive offices are located in Livonia, Michigan. Our operations include numerous manufacturing, research and development, warehousing facilities and offices. We own or lease principal facilities located in 14 states in the United States and in 24 other countries as follows: Austria, Brazil, Canada, China, the Czech Republic, France, Germany, Italy, Japan, Malaysia, Mexico, Poland, Portugal, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Tunisia, Turkey, and the United Kingdom. Approximately 50% of our principal facilities are used by the Chassis Systems segment, 26% are used by the Occupant Safety Systems segment and 24% are used by the Automotive Components segment. Our corporate headquarters are contained within the Chassis Systems numbers below.
      Of the total number of principal facilities operated by us, approximately 57% of such facilities are owned, 38% are leased, and 5% are held by joint ventures in which we have a majority interest.
      A summary of our principal facilities, by segment, type of facility and geographic region, as of January 31, 2006 is set forth in the following tables. Additionally, where more than one segment utilizes a single facility, that facility is categorized by the purposes for which it is primarily used. This chart includes facilities related to our recently completed acquisition of Dalphi Metal Espana, S.A. (“Dalphimetal”).
Chassis Systems

Principal Use of Facility	North America	Europe	Asia Pacific(2)	Other	Total

Research and Development	4	4	2	1	11
Manufacturing(1)	21	31	12	3	67
Warehouse	1	6	1	1	9
Office	3	8	7	—	18

Total	29	49	22	5	105

Occupant Safety Systems

Principal Use of Facility	North America	Europe	Asia Pacific(2)	Other	Total

Research and Development	3	5	—	—	8
Manufacturing(1)	10	23	—	2	35
Warehouse	1	5	—	—	6
Office	1	5	—	—	6

Total	15	38	—	2	55

Automotive Components

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total

Research and Development	1	—	—	—	1
Manufacturing(1)	9	23	8	3	43
Warehouse	2	1	—	—	3
Office	2	—	—	—	2

Total	14	24	8	3	49

(1)	Although primarily classified as Manufacturing locations, several Occupant Safety Systems — Europe sites, amongst others, maintain a large Research and Development presence located within the same facility as well.

(2)	For management reporting purposes Chassis Systems — Asia Pacific contains several primarily Occupant Safety Systems facilities including a Research and Development Technical Center and three Manufacturing locations.

ITEM 3.	LEGAL PROCEEDINGS
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
      In October 2000, Kelsey-Hayes Company (formerly known as Fruehauf Corporation) was served with a grand jury subpoena relating to a criminal investigation being conducted by the U.S. Attorney for the Southern District of Illinois. The U.S. attorney has informed us that the investigation relates to possible wrongdoing by Kelsey-Hayes Company and others involving certain loans made by Kelsey-Hayes Company’s then-parent corporation to Fruehauf Trailer Corporation, the handling of the trailing liabilities of Fruehauf Corporation and actions in connection with the 1996 bankruptcy of Fruehauf Trailer Corporation. Kelsey-Hayes Company became a wholly-owned subsidiary of Old TRW upon Old TRW’s acquisition of Lucas Varity in 1999 and became our wholly owned subsidiary in connection with the Acquisition. The Company has cooperated with this investigation, but is not aware of any activity on this investigation since the fall of 2002. Due to this inactivity, the Company no longer believes that this investigation is ongoing or will have a financial impact on the Company.
      TRW Safety Systems Inc., a subsidiary of the Company (“TSSI”), received a letter from the Federal Aviation Administration (the “FAA”) dated June 28, 2005 alleging that it violated the federal Hazardous Material Regulations and/or the International Civil Aviation Organization Technical Instructions by allegedly offering undeclared hazardous materials for shipment on May 5, 2005, from its El Paso, Texas warehouse to the TSSI facility in Romeo, Michigan. The Company received a letter from the FAA dated September 30,

2005 proposing a civil penalty of an aggregate of $20,000 in total for these alleged violations. This matter was settled with a total payment from the Company of $8,500 on January 9, 2006.
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
      We believe that the ultimate resolution of the foregoing matters will not have a material effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      During the fourth quarter of the year covered by this report, no matters were submitted to a vote of security holders.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our common stock is listed on the New York Stock Exchange under the symbol “TRW”. As of February 8, 2006, we had 99,343,692 shares of common stock, $.01 par value, outstanding (99,348,360 shares issued less 4,668 shares held as treasury stock) and 226 holders of record of such common stock. The transfer agent and registrar for our common stock is National City Bank.
      The tables below show the high and low sales prices for our common stock as reported by the New York Stock Exchange, for each quarter in 2005 and 2004.

	Price Range of
	Common Stock

Year Ended December 31, 2005	High	Low

4th Quarter	$29.49	$23.52
3rd Quarter	$30.00	$24.14
2nd Quarter	$24.74	$17.64
1st Quarter	$21.70	$18.75

	Price Range of
	Common Stock

Year Ended December 31, 2004	High	Low

4th Quarter	$21.57	$16.65
3rd Quarter	$21.35	$18.50
2nd Quarter	$22.60	$17.52
1st Quarter	$27.58	$20.29
Issuer Purchases of Equity Securities
      We have no programs to repurchase shares of our common stock. The independent trustee of our 401(k) plans does purchase shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and matching contributions in Company stock to employee investments. In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and for the satisfaction of tax obligations through stock withholding. However, the Company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 5 of this Report on Form 10-K. In addition, although our stock incentive plan also permits the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding, there was no such withholding in the fourth quarter of 2005.
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
Equity Compensation Plan Information
      The following table provides information about our equity compensation plans as of December 31, 2005.

	Number of		Number of Securities
	Securities to be	Weighted-Average	Remaining
	Issued upon Exercise	Exercise Price	Available for
	of Outstanding	of Outstanding	Future Issuance
	Options, Warrants	Options, Warrants	under Equity
Plan Category	and Rights	and Rights	Compensation Plans(1)

Equity compensation plans approved by security holders(2)	10,899,110	$16.49	5,865,059
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	10,899,110	$16.49	5,865,059

(1)	Excludes securities reflected in the first column, “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(2)	The TRW Automotive Holdings Corp. 2003 Stock Incentive Plan was approved by our stockholders prior to our initial public offering.

ITEM 6.	SELECTED FINANCIAL DATA
      The selected financial data of the Successor as of and for the years ended December 31, 2005, December 31, 2004, and for the ten months ended December 31, 2003 have been derived from our audited consolidated financial statements, and have been prepared on a different basis of accounting than the Predecessor’s annual combined financial statements as a result of the consummation of the Acquisition on February 28, 2003. The selected financial data of the Predecessor for the two months ended February 28, 2003, and as of December 31, 2002 and 2001 and for each of the two years in the period ended December 31, 2002 have been derived from the audited combined financial statements of our Predecessor company. Comparisons of items below are also affected by divestitures during the period ended December 31, 2001.
      The tables should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements included elsewhere in this report and the combined financial statements of our predecessor company for discussion of items affecting the comparability of results of operations. The following financial information for the periods prior to the Acquisition may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone entity during the periods presented, or what our results of operations, financial position and cash flows will be in the future.

	Successor			Predecessor

	Years Ended		Ten Months	Two Months	Years Ended
	December 31,		Ended	Ended	December 31,
			December 31,	February 28,
	2005	2004	2003	2003	2002	2001

	(In millions, except per share amounts)
Statements of Operations Data:
Sales	$12,643	$12,011	$9,435	$1,916	$10,630	$10,091
Earnings (losses) from continuing operations(1)	204	29	(101)	31	164	(36)
Discontinued operations, net of income taxes	—	—	—	—	—	11
Net earnings (losses)	$204	$29	$(101)	$31	$164	$(25)
Earnings (Losses) Per Share(2):
Basic earnings (losses) per share:
Earnings (losses) per share	$2.06	$0.30	$(1.16)
Weighted average shares	99.1	97.8	86.8
Diluted earnings (losses) per share:
Earnings (losses) per share	$1.99	$0.29	$(1.16)
Weighted average shares	102.3	100.5	86.8

	Successor			Predecessor

	As of December 31,

	2005	2004	2003	2002	2001

	(Dollars in millions)
Balance sheet data:
Total assets	$10,230	$10,114	$9,907	$10,948	$10,287
Total liabilities	8,916	8,944	9,129	8,476	8,712
Total debt (including short-term debt and current portion of long-term debt)(3)	3,236	3,181	3,808	3,925	4,597
Off-balance sheet borrowings under receivables facility(4)	—	—	—	—	327

(1)	See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of items affecting the comparability of results of operations.

(2)	Earnings per share are calculated by dividing net earnings (losses) by the weighted average shares outstanding. Earnings per share are not applicable for the historical Predecessor periods as there were no shares outstanding during those periods. Basic and diluted earnings per share for the ten months ended December 31, 2003 have been calculated based on the weighted average shares outstanding for the period adjusted to give effect to the 100 for 1 stock split effected on January 27, 2004. Shares issuable pursuant to outstanding common stock options under our 2003 Stock Incentive Plan have been excluded from the computation of 2003 diluted earnings per share because their effect is anti-dilutive due to the net loss reflected for such period.

(3)	Total debt excludes any off-balance sheet borrowings under receivables facilities. As of December 31, 2005, 2004 and 2003, we had no advances outstanding under our receivables facilities.

(4)	The Predecessor’s receivables facility was an off-balance sheet arrangement. Our receivables facility can be treated as a general financing agreement or as an off-balance sheet arrangement depending on the level of loans to the borrower as further described in “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-balance Sheet Arrangements.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
      On October 27, 2005, we completed our purchase of a 68.4% interest in Dalphi Metal Espana, S.A. (“Dalphimetal”), a European-based manufacturer of airbags and steering wheels. Results of Dalphimetal’s operations have been consolidated into our results since the date of the acquisition.
Executive Overview
      Our Business. We are among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers, or OEMs, and related aftermarkets. We conduct substantially all of our operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). We are primarily a “Tier 1” supplier, with over 85% of our end-customer sales in 2005 made to major OEMs. We operate our business along three operating segments: Chassis Systems, Occupant Safety Systems and Automotive Components.

      During 2005, we achieved net sales growth of 5.3%, to $12.6 billion in 2005 from $12.0 billion in 2004. The increase resulted primarily from a higher level of sales from new product areas and higher volumes on certain platforms, the consolidation of Dalphimetal into our operations during the fourth quarter, and foreign currency translation, partially offset by pricing provided to customers and lower industry production volumes. Operating income for 2005 was $553 million, a decrease of $27 million compared to the prior year operating income. The decrease in operating income resulted from the continued impact of commodity inflation above prior year levels, markedly higher restructuring and asset impairment costs, and rising research and development costs. The decrease in operating income was partially offset by a reduction in administrative and selling expenses due primarily to a reduction in litigation-related reserves, and the benefit of higher sales and cost reduction programs in excess of pricing provided to our customers. Net earnings for 2005 were $204 million as compared to $29 million in 2004. Results for 2005 included a loss on retirement of debt of $7 million compared to losses on retirement of debt totaling $167 million incurred in conjunction with various debt refinancing transactions during 2004.
      The Unfavorable Automotive Climate. We achieved our solid 2005 results despite continued unfavorable developments and trends in the automotive and automotive supply industries. These developments and trends include:

•	a decline in market share for vehicle sales among some of our largest customers, including The Big Three;

•	the deteriorating financial condition of certain of our customers and the resulting uncertainty as they undergo (or contemplate undergoing) restructuring initiatives, including in certain cases, possible significant capacity reductions and/or reorganization under bankruptcy laws;

•	continuing pricing pressure from OEMs;

•	the continued rise in inflationary pressures impacting certain commodities such as resins, chemicals and yarns, despite declines in the cost of ferrous metals from recent all-time highs;

•	the growing concerns over the economic viability of our Tier 2 and Tier 3 supply base as they face inflationary pressures and financial instability in certain of their customers; and

•	reduced customer funding of research and development projects.
      The effect of these unfavorable trends and developments was mitigated by, among other things, our customer, product and geographic diversity. We also benefited from sales growth, favorable foreign currency translation year over year and a continued emphasis on a high level of restructuring actions and targeted cost reductions throughout our businesses.
      In recent years and throughout 2005, the Big Three have seen a steady decline in their market share for vehicle sales in North America and Europe, with Asian OEMs increasing their share in such markets. Although we do have business with the Asian OEMs, our customer base is more heavily weighted toward the Big Three. Further, certain of our customers are undergoing various forms of restructuring initiatives, including reorganization under bankruptcy laws in certain cases, to address certain structural issues specific to their companies and the same negative industry trends that we are experiencing. Substantial restructuring initiatives undertaken by our major customers, such as those recently announced by Ford and GM, could have a ripple effect throughout our industry and may have an impact on our business and our common suppliers. Also, work stoppages or other labor issues that may potentially occur at these customers’ facilities may negatively affect us.
      Pricing pressure from our customers is characteristic of the automotive parts industry. This pressure is substantial and will continue. Virtually all OEMs have policies of seeking price reductions each year. Consequently, we have been forced to reduce our prices in both the initial bidding process and during the terms of contractual arrangements. We have taken steps to reduce costs and resist price reductions; however, price reductions have negatively impacted our sales and profit margins and are expected to do so in the future.

      During 2005, we saw continued increases in costs of resins, yarns and other petroleum-based products, as well as higher energy costs. Costs of other commodities such as ferrous metals also remain a worry despite declines in costs from recent highs. Therefore, overall commodity inflation pressures remain a significant concern for our business and have placed a considerable operational and financial burden on the Company. We expect such inflationary pressures to continue into the foreseeable future. Accordingly, we continue to work with our suppliers and customers to mitigate the impact of increasing commodity costs. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. Furthermore, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected as a result of being unable to adequately mitigate these inflationary pressures. These pressures have proven to be insurmountable to some of our suppliers and we have seen the number of bankruptcies or insolvencies increase due in part to the recent inflationary pressures. While the unstable condition of some of our suppliers has not led to any significant disruptions thus far, it could lead to delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our supply base for the best source of supply.
      We have also seen certain vehicle manufacturers shift away from their funding of development contracts for new technology. We expect this trend to continue in 2006, thereby causing our engineering and research and development expenses to increase.
      While we continue our efforts to mitigate the risks described above, there can be no assurances that the results of these efforts in both 2004 and 2005 will continue in the future or that we will not experience a decline in sales, significant strengthening of the U.S. dollar compared to other currencies or increased costs or disruptions in supply, or that these items will not adversely impact our future earnings. In particular, during 2006, we will continue to evaluate the negative industry trends referred to above, including the deteriorating financial condition of certain of our customers and suppliers, and whether additional actions may be required to mitigate those trends. Such actions may include further plant rationalization and global capacity optimization efforts across our businesses.
      Our Debt and Capital Structure. On an ongoing basis we monitor, and may modify, our debt and capital structure to reduce associated costs and provide greater financial and covenant flexibility. During 2005 and into 2006, we made the following enhancements to our debt and capital structure:

•	On February 2, 2006, we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020, for approximately £137 million, or approximately $243 million. We funded the repurchase from cash on hand. The repayment of debt resulted in a pretax charge of approximately £32 million, or approximately $57 million, for loss on retirement of debt, which will be recognized in our first quarter 2006 results.

•	On January 24, 2006, we reduced the committed amount of our U.S. receivables facility from $400 million to $250 million due to decreased availability under the facility as a result of certain customer credit rating downgrades below investment grade. This reduction in the funding amount reduces the fees on the unused portion of the facility.

•	On November 18, 2005, we completed the borrowing under the credit facility of an additional $300 million through a term loan B-2. We used the proceeds from this borrowing for general corporate purposes.

•	On May 3, 2005, we repurchased approximately €48 million principal amount of our 10 1/8% Senior Notes with a portion of the proceeds from the issuance of shares of our Common Stock in the first quarter of 2005. We recorded a loss on retirement of debt of approximately $6 million for the related redemption premium on the 10 1/8% Senior Notes, and approximately $1 million for the write-off of deferred debt issue costs.
      We may make further repurchases of notes or other debt securities from time to time as conditions warrant.

      Changes in our debt and capital structure, among other items, may impact our effective tax rate. Our overall effective tax rate is equal to consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. We are in a position whereby losses incurred in certain tax jurisdictions provide no current financial statement benefit. In addition, certain jurisdictions have statutory rates greater than or less than the United States statutory rate. As such, changes in the mix of earnings between jurisdictions could have a significant impact on our overall effective tax rate in future periods. Changes in tax law and rates could also have a significant impact on the effective rate in future periods.
Restructuring
      In 2005, we closed five manufacturing facilities, resulting in the outplacement of approximately 1,400 employees, and announced the closure of five additional manufacturing facilities (to be closed in 2006 and 2007). As a result of these actions, we recorded restructuring charges of $94 million. Such expenses included cash charges of $86 million for severance and other costs and $13 million of non-cash asset impairments related to restructuring actions, offset by $5 million of net curtailment gains.
      For the year ended December 31, 2004, we recorded charges of $38 million for actions that resulted in the closing of two plants and employee reductions of approximately 770. For the year ended December 31, 2004, the cash charges were $37 million for severance and costs related to the consolidation of certain facilities and the non-cash charges were $1 million.
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
      Effective as of the Acquisition date, we implemented a new methodology for actuarially estimating our recall obligations that differs from that of the Predecessor. We engage independent third-party actuaries to run loss histories for the purpose of establishing loss projections. Under the actuarial estimation methodology, we accrue for recalls when revenues are recognized upon shipment of product. Using an actuarial based estimation has the effect of better matching revenues and expenses as relative to the methodology employed by the Predecessor. Compared with the Predecessor, we will record higher expenses in a period of minor or no recalls and lower expenses in a period of significant recall since the obligation will have already been accrued as the revenue was recognized. However, due to uncertainties related to the nature of recall claims, if future claims materially differ from actuarial projections which are based on historical performance, there could be a material effect on the accrual for recalls in future periods.
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
      A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. Each of the environmental matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to us. We believe that any liability, in excess of amounts accrued in our consolidated financial statements, that may result from the resolution of these matters for which sufficient information is available to support cost estimates, will not have a material adverse affect on our financial position, results of operations or cash flows. However, we cannot predict the effect on our financial position, results of operations or cash flows for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters.
      Pensions. We account for our defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination involves the selection of an expected rate of return on plan assets and a discount rate.
      The weighted-average assumptions used to calculate the benefit obligations as of the end of the year and the net periodic benefit cost for the following year are as follows:

	2005			2004

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

Discount rate	5.50%	5.00%	4.51%	5.75%	5.50%	5.34%
Expected long-term return on plan assets	8.50%	6.75%	6.67%	8.50%	7.50%	7.13%
Rate of increase in compensation levels	4.00%	3.75%	3.09%	4.00%	3.75%	2.98%

      The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2005 and 2004 are shown in the following table:

	Years Ended December 31,

	2005			2004

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

Discount rate	5.75%	5.50%	5.34%	6.25%	5.50%	5.61%
Expected long-term return on plan assets	8.50%	7.50%	7.13%	8.50%	7.75%	7.22%
Rate of increase in compensation levels	4.00%	3.75%	2.98%	4.00%	3.75%	3.14%
      Based on our assumptions as of October 31, 2005, the measurement date, as discussed below, a change in these assumptions, holding all other assumptions constant, would have the following effect on our pension costs and obligations on an annual basis:

	Impact on Net Periodic Benefit Cost

	Increase			Decrease

	U.S.	U.K.	All Other	U.S.	U.K.	All Other

	(Dollars in millions)
.25% change in discount rate	$(1)	$2	$(2)	$1	$(1)	$2
.25% change in expected long-term rate of return	(2)	(12)	(1)	2	12	1

	Impact on Obligations

	Increase			Decrease

	U.S.	U.K.	All Other	U.S.	U.K.	All Other

	(Dollars in millions)
.25% change in discount rate	$(39)	$(157)	$(31)	$41	$162	$32
      SFAS 87 and the policies we have used (most notably the use of a calculated value of plan assets for pensions as further described below), generally reduce the volatility of pension income and expense that would otherwise result from changes in the value of the pension plan assets and pension liability discount rates. A substantial portion of our pension benefits relate to our plans in the United States and the United Kingdom. For the years ended December 31, 2005 and 2004, our net pension expense reflects a combination of a decreased long-term rate of return assumption on the assets, decreased discount rate and use of fair value of plan assets as of March 1, 2003 in our purchase accounting, as opposed to the five-year market related value used historically.
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
      The expected return on plan assets that is included in pension (income) expense is determined by applying the expected long-term rate of return on assets to a calculated market-related value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. In computing the expected return on plan assets that was included in the pension expense of the Successor for the years ended December 31, 2005 and 2004, and the ten month period ended December 31, 2003, the market-related value of assets was reset at March 1, 2003 to equal the fair value of assets; in subsequent years, asset gains and losses will be amortized over five years in determining the market-related value of assets used to calculate the expected return component of pension income. The Predecessor used this same methodology to calculate the expected return.

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
      Our 2006 pension expense (income) is estimated to be approximately $24 million in the U.S., $(34) million in the U.K. and $46 million for the rest of the world (based on December 31, 2005 exchange rates). During 2005, certain amendments reducing future benefits for nonunion participants were adopted that will reduce future service costs. We expect to contribute approximately $108 million to our U.S. pension plans and approximately $42 million to our non-U.S. pension plans in 2006.
      Other Post-Retirement Benefits. We account for our Other Post-Retirement Benefits (“OPEB”) in accordance with SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions,” which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination requires the selection of a discount rate and health care cost trend rates used to value benefit obligations. The following are the significant assumptions used in the measurement of the accumulated projected benefit obligations (“APBO”) as of the October 31 measurement date:

	2005		2004

	U.S.	Canada	U.S.	Canada

Discount rate	5.50%	5.25%	5.75%	6.00%
Initial health care cost trend rate at end of year	10.00%	9.00%	10.50%	9.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2011	2014	2011	2013
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
      A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One Percentage
	Point

	Increase	Decrease

	(Dollars in millions)
Effect on total of service and interest cost components for the year ended December 31, 2005	$8	$(6)
Effect on post-retirement benefit obligations as of October 31, 2005	$93	$(73)
      Our 2006 OPEB expense is estimated to be approximately $36 million. During 2005, certain amendments reducing future benefits for nonunion participants were adopted that will reduce future service costs. We fund our OPEB obligation on a pay-as-you-go basis. We expect to contribute approximately $54 million on a pay-as-you-go basis in 2006.
      Goodwill. In connection with the Acquisition, we applied the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”). Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $2.3 billion as of December 31, 2005, or 22% of our total assets.

      In accordance with SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we perform annual impairment testing at a reporting unit level. To test goodwill for impairment, we estimate the fair value of each reporting unit and compare the estimated fair value to the carrying value. If the carrying value exceeds the estimated fair value, then a possible impairment of goodwill exists and requires further evaluation. Estimated fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts (see “— Impairment of Long-Lived Assets and Intangibles”), discounted at a risk-adjusted rate of return.
      As the estimated fair values of our reporting units have exceeded their carrying values at each testing date since adoption of SFAS 142 in 2002, we have recorded no goodwill impairment. While we believe our estimates of fair value are reasonable based upon current information and assumptions about future results, changes in our businesses, the markets for our products, the economic environment and numerous other factors could significantly alter our fair value estimates and result in future impairment of recorded goodwill. We are subject to financial statement risk in the event that goodwill becomes impaired.
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
      We test indefinite-lived intangible assets, other than goodwill, for impairment on an annual basis by comparing the estimated fair values to the carrying values. If the carrying value exceeds the estimated fair value, the asset is written down to its estimated fair value. Estimated fair value is based on cash flows as discussed above, discounted at a risk-adjusted rate of return.
      We are subject to financial statement risk in the event that intangible assets become impaired.
RESULTS OF OPERATIONS
      The following consolidated and combined statements of operations compare the results of operations for the years ended December 31, 2005, 2004 and 2003. Due to the change in ownership, and the resultant application of purchase accounting, our predecessor’s pre-Acquisition financial statements and our post-Acquisition financial statements have been prepared on different bases of accounting that do not straddle the Acquisition date, and therefore are not comparable. For purposes of the periods presented in this section, the results of operations of our predecessor for the two months ended February 28, 2003 prior to the Acquisition, and our results of operations for the ten months ended December 31, 2003, have been combined for convenience of discussion and are collectively referred to as “year ended December 31, 2003.”
      The variances related to the year ended December 31, 2004 as compared to the year ended December 31, 2003 include not only the effects of our operations, but also the estimated effect of the Transactions. Transactions means, collectively, the Acquisition, (including the issuance of the senior notes and senior secured notes, entering into the revolving credit and term loan facilities and the initiation of the trade accounts receivables securitization program) and the July, 2003, refinancing of our senior secured credit facilities as if they had occurred on January 1, 2003.
      On October 27, 2005, we completed our purchase of a 68.4% interest in Dalphimetal, a European-based manufacturer of airbags and steering wheels. Results of Dalphimetal’s operations have been consolidated into our results since the date of the acquisition.

TOTAL COMPANY RESULTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005 and 2004

	Years Ended
	December 31,
			Variance
	2005	2004	Increase (Decrease)

	(Dollars in millions)
Sales	$12,643	$12,011	$632
Cost of sales	11,249	10,681	568

Gross profit	1,394	1,330	64
Administrative and selling expenses	490	513	(23)
Research and development expenses	203	174	29
Amortization of intangible assets	33	33	—
Restructuring charges and asset impairments	107	38	69
Other expense (income) — net	8	(8)	16

Operating income	553	580	(27)
Interest expense — net	228	250	(22)
Loss on retirement of debt	7	167	(160)
Accounts receivable securitization costs	3	2	1
Equity in earnings of affiliates	(20)	(15)	(5)
Minority interest	7	12	(5)

Earnings (losses) before income taxes	328	164	164
Income tax expense	124	135	(11)

Net earnings (losses)	$204	$29	$175

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      Sales for the year ended December 31, 2005 of $12.6 billion increased $632 million from $12.0 billion for the year ended December 31, 2004. The increase resulted primarily from higher volume and sales of new products (net of price reductions provided to customers) of $431 million, the favorable effect of foreign currency exchange of $137 million, and the two-month impact of consolidating Dalphimetal in the fourth quarter of 2005 of $64 million. Sales volumes increased despite lower Big Three production in North America and flat industry production in Europe.
      Gross profit for the year ended December 31, 2005 of $1,394 million increased $64 million from $1,330 million for the year ended December 31, 2004. The increase resulted primarily from the positive impact of higher sales volume, net of adverse product mix, of $90 million, a reduction in net pension and OPEB expense of $23 million, and lower product warranty cost primarily in Europe of $16 million. The net increase was partially offset by the unfavorable impact of inflation (which included higher commodity prices) and price reductions to our customers (net of savings from cost reductions) of $35 million, and the unfavorable impact of foreign currency exchange of $30 million. Gross profit as a percentage of sales for the year ended December 31, 2005 was 11.0% compared to 11.1% for the year ended December 31, 2004.
      Administrative and selling expenses for the year ended December 31, 2005 of $490 million decreased $23 million from $513 million for the year ended December 31, 2004. The decrease primarily reflected a reduction in litigation-related reserves of approximately $18 million, and a reduction in net pension and OPEB expense related to retiree medical buyouts, and savings from cost reductions, totaling $9 million, partially offset by the unfavorable impact on foreign currency exchange, of $5 million. Administrative and selling expenses as a percentage of sales for the year ended December 31, 2005, were 3.9% compared to 4.3% for the year ended December 31, 2004.
      Research and development expenses for the year ended December 31, 2005 were $203 million compared to $174 million for the year ended December 31, 2004. The increase primarily reflected additional engineering cost to support new programs and growth in emerging markets, lower cost recovery from our customers for prototypes and engineering charges, totaling $29 million, and the unfavorable impact of foreign currency exchange, of $1 million. Research and development expenses as a percentage of sales were 1.6% for the year ended December 31, 2005 compared to 1.4% for the year ended December 31, 2004.
      Amortization of intangible assets was $33 million for the years ended December 31, 2005 and 2004.
      Restructuring charges and asset impairments were $107 million for the year ended December 31, 2005 compared to $38 million for the year ended December 31, 2004. Charges for the year ended December 31, 2005 consisted of $86 million for severance costs and expenses to consolidate certain facilities, $13 million of asset impairments related to restructuring, $13 million for other asset impairments and $6 million of pension curtailment loss at closing facilities, partially offset by $11 million of post-retirement benefit curtailment gains at closed facilities. Charges for the year ended December 31, 2004 of $38 million were primarily costs related to severance and consolidation of certain facilities.
      Other expense(income) — net for the year ended December 31, 2005 was expense of $8 million compared to income of $(8) million for the year ended December 31, 2004. The change primarily resulted from a reduction in gains from asset sales of $8 million, an increase in foreign currency exchange loss of $6 million, and higher expense in connection with the bankruptcy and administration proceedings of certain customers of $5 million.
      Interest expense — net for the year ended December 31, 2005 was $228 million as compared to $250 million for the year ended December 31, 2004. The decrease in interest expense primarily resulted from lower average debt balances and various refinancing activities including the purchase of the seller note from Northrop, partially offset by the unfavorable effect of higher interest rates on variable rate debt.
      Loss on retirement of debt for the year ended December 31, 2005 totaled $7 million as compared to $167 million for the year ended December 31, 2004. On May 3, 2005, the Company repurchased approximately €48 million principal amount of its 10 1/8% Senior Notes with a portion of the proceeds from the issuance of common stock. The Company recorded a loss on retirement of debt of approximately $6 million for the related redemption premium on the 10 1/8% Senior Notes, and approximately $1 million for the write-off of deferred issue costs.
      During 2004, we incurred the following losses on various refinancing transactions:

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
      Accounts receivable securitization costs were $3 million for the year ended December 31, 2005 as compared to $2 million for the year ended December 31, 2004.

      Equity in earnings of affiliates was $20 million for the year ended December 31, 2005 as compared to $15 million for the year ended December 31, 2004.
      Minority interest was $7 million for the year ended December 31, 2005 as compared to $12 million for the year ended December 31, 2004.
      Income tax expense for the year ended December 31, 2005 was $124 million on pre-tax income of $328 million as compared to income tax expense of $135 million on pre-tax earnings of $164 million for the year ended December 31, 2004. The income tax rate varies from the United States statutory income tax rate due primarily to the impact of non-deductible interest expense in certain foreign jurisdictions partially offset by favorable foreign tax rates, holidays, and credits.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004 and December 31, 2003

	Years Ended
	December 31,		Variance Increase (Decrease)

	2004	2003	Transactions		Operations	Total

	(Dollars in millions)
Sales	$12,011	$11,351	$(43	)(a)	$703	$660
Cost of sales	10,681	10,124	(100	)(b)	657	557

Gross profit	1,330	1,227	57		46	103
Administrative and selling expenses	513	532	(2	)(c)	(17)	(19)
Research and development expenses	174	164	—		10	10
Purchase in-process research and development	—	85	(85	)(d)	—	(85)
Amortization of intangible assets	33	29	3	(e)	1	4
Restructuring charges and asset impairments	38	33	—		5	5
Other income — net	(8)	(59)	(1	)(f)	52	51

Operating income	580	443	142		(5)	137
Interest expense — net	250	331	(15	)(g)	(66)	(81)
Loss on retirement of debt	167	31	(31	)(g)	167	136
Accounts receivable securitization costs	2	28	(17	)(g)	(9)	(26)
Equity in earnings of affiliates	(15)	(9)	—		(6)	(6)
Minority interest	12	15	—		(3)	(3)

Earnings (losses) before income taxes	164	47	205		(88)	117
Income tax expense	135	117	42	(h)	(24)	18

Net earnings (losses)	$29	$(70)	$163		$(64)	$99

(a)	Reflects the sales of TKS, which was not transferred to us as part of the Acquisition.

(b)	Reflects $40 million in cost of sales of TKS, $12 million in pension and OPEB adjustments as a result of purchase accounting, the effects of a $43 million inventory write-up recorded as a result of the Acquisition and $5 million net decrease in depreciation and amortization expense resulting from fair value adjustments to fixed assets and certain intangibles.

(c)	Reflects the elimination of $1 million of administrative and selling expense in respect of TKS, the addition of $1 million in the annual monitoring fee payable to an affiliate of Blackstone and $2 million decrease in depreciation and amortization expense resulting from fair value adjustments to fixed assets and capital software.

(d)	Reflects the fair value of purchased in-process research and development expensed as a result of purchase accounting.

(e)	Reflects the incremental increase in amortization resulting from assignment of fair value to certain intangibles.

(f)	Reflects $1 million of other expense related to TKS.

(g)	Reflects net financing costs based upon our new capital structure and the initiation of our receivables facility.

(h)	Reflects the tax effect of the above variances at the applicable tax rates.
      The results of operations reflect the impact of various items during the periods discussed. Earnings before income taxes for the years ended December 31, 2004 and 2003 were negatively impacted by the effects of these items as presented in the following table:

	Years Ended
	December 31,

	2004	2003

	(Dollars in
	millions)
Loss on retirement of debt	$167	$31
Northrop/ Old TRW merger-related transaction costs	—	6
Other charges	—	1

	$167	$38

      These items are classified in the statements of operations as follows:

	Years Ended
	December 31,

	2004	2003

	(Dollars in
	millions)
Administrative and selling expenses	$—	$6
Other expense — net	—	1
Loss on retirement of debt	167	31

	$167	$38

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Sales for the year ended December 31, 2004 of $12.0 billion increased $660 million from $11.4 billion for the year ended December 31, 2003. The increase primarily resulted from the favorable effect of foreign currency exchange of $634 million and sales of new products (in excess of price reductions provided to customers) of $171 million, partially offset by a net reduction in sales due to lower industry builds and divestitures of $102 million, and the loss of TKS sales of $43 million. Our predecessor’s interest in TKS was not transferred to us as part of the Acquisition.
      Gross profit for the year ended December 31, 2004 of $1,330 million increased $103 million from $1,227 million for the year ended December 31, 2003. The increase resulted primarily from higher net costs incurred in 2003 due to the Transactions of $57 million (which included $12 million of net pension and OPEB income), the favorable effect of foreign currency exchange of $54 million, the positive impact of higher volume in excess of adverse product mix of $53 million and cost savings in excess of price reductions to customers and inflation (which included the effects of increased costs for ferrous metals) of $11 million. These increases were partially offset by an increase in net pension and OPEB expense of $38 million, higher warranty expenses of $12 million, the unfavorable impact of divestitures of $9 million and a combination of higher expenses primarily for litigation reserves and charges related to one of our Mexican plants including an inventory obsolescence adjustment and operational issues. Gross profit as a percentage of sales for the year ended December 31, 2004 was 11.1% compared to 10.8% for the year ended December 31, 2003.
      Administrative and selling expenses for the year ended December 31, 2004 were $513 million compared to $532 million for the year ended December 31, 2003. Lower expenses resulted primarily from net cost savings of $24 million, $6 million of merger-related transaction costs incurred in 2003 that did not recur, and lower costs due to divested operations of $12 million, partially offset by the unfavorable effect of foreign currency exchange of $24 million. Administrative and selling expenses as a percentage of sales for the year ended December 31, 2004, were 4.3% compared to 4.7% for the year ended December 31, 2003.
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
      Restructuring charges and asset impairments for the year ended December 31, 2004 of $38 million related primarily to severance and costs to consolidate certain facilities, as compared to $33 million for the year ended December 31, 2003.
      Other income — net for the year ended December 31, 2004 was income of $8 million compared to income of $59 million for the year ended December 31, 2003. The decrease primarily resulted from lower foreign currency exchange gains. The prior period included approximately $32 million in unrealized foreign exchange gains. In 2004, the Company implemented hedging programs which mitigate foreign currency exposure.
      Interest expense — net for the year ended December 31, 2004 was $250 million compared to $331 million for the year ended December 31, 2003. The decline in interest expense resulted primarily from the January 2004 refinancing, the use of interest rate swaps, and the March 2004 pay down of debt with the proceeds from our initial public offering and available cash. Included in interest expense for the year ended December 31, 2004 is $3 million of financing expenses related to credit agreement refinancing, as well as an additional $3 million of accelerated amortization of debt issuance costs as a result of the December 21, 2004 amendment and restatement of our credit facilities.
      Loss on retirement of debt for the year ended December 31, 2004 totaled $167 million as previously detailed, compared to $31 million for the year ended December 31, 2003. In 2003, we expensed $31 million of unamortized deferred debt issuance costs in association with our July 2003 refinancing of the then-existing term loan facilities.
      Accounts receivable securitization costs for the year ended December 31, 2004 were $2 million as compared to $28 million for the year ended December 31, 2003. The decrease was primarily from losses incurred on the sale of receivables of $25 million in 2003 not recurring in 2004.
      Equity in earnings of affiliates was $15 million for the year ended December 31, 2004 as compared to $9 million for the year ended December 31, 2003.
      Minority interest was $12 million for the year ended December 31, 2004 as compared to $15 million for the year ended December 31, 2003.
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
SEGMENT RESULTS OF OPERATIONS
      The following table reconciles segment sales and earnings before taxes to consolidated sales and earnings before taxes for 2005, 2004 and 2003. See Note 21 to the consolidated and combined financial statements for the reconciliation of segment sales and earnings before taxes to consolidated amounts and a description of segment earnings before taxes for the periods presented.

	Years Ended December 31,

	2005	2004	2003

	(Dollars in millions)
Sales:
Chassis Systems	$7,197	$6,950	$6,534
Occupant Safety Systems	3,755	3,438	3,306
Automotive Components	1,691	1,623	1,511

	$12,643	$12,011	$11,351

Earnings before taxes:
Chassis Systems	$258	$258	$173
Occupant Safety Systems	314	327	269
Automotive Components	88	102	116

Segment earnings before taxes	660	687	558
Corporate expense and other	(94)	(104)	(121)
Financing costs	(231)	(252)	(359)
Loss on retirement of debt	(7)	(167)	(31)

Earnings before taxes	$328	$164	$47

CHASSIS SYSTEMS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Years Ended
	December 31,
			Variance
	2005	2004	Increase (Decrease)

	(Dollars in millions)
Sales	$7,197	$6,950	$247
Earnings before taxes	258	258	—
Restructuring charges included in earnings before taxes	(33)	(25)	8
      Sales for the Chassis Systems segment for the year ended December 31, 2005 of $7,197 million increased $247 million from $6,950 million for the year ended December 31, 2004. The increase resulted primarily from higher volume (net of price reductions to customers) of $150 million, as well as the favorable effect of foreign currency exchange of $97 million.
      Earnings before taxes for the Chassis Systems segment for the year ended December 31, 2005 of $258 million were unchanged from the prior year. Earnings were negatively impacted by the increase in bad debt expense and other costs related to the bankruptcy and administration proceedings of certain customers totaling $15 million, the unfavorable effect of foreign currency exchange of $10 million, and an increase in restructuring charges of $8 million. The decreases were offset by lower product warranty costs primarily in Europe of $14 million, the positive impact of higher volume, net of adverse product mix, of $12 million, and savings from cost reductions, net of inflation and pricing, of $7 million. For the year ended December 31, 2005, Chassis

Systems recorded net restructuring charges of $33 million in connection with severance and costs related to the consolidation of certain facilities, which were partially offset by post-retirement benefit curtailment gains. Chassis Systems recorded restructuring expense of $25 million for the year ended December 31, 2004 related to severance and consolidation of certain facilities.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Years Ended
	December 31,		Variance Increase (Decrease)

	2004	2003	Transactions	Operations	Total

	(Dollars in millions)
Sales	$6,950	$6,534	$(43)	$459	$416
Earnings before taxes	258	173	90	(5)	85
Restructuring charges included in earnings before taxes	(25)	(28)	—	(3)	(3)
      Sales for the Chassis Systems segment for the year ended December 31, 2004 of $6,950 million increased $416 million from $6,534 million for the year ended December 31, 2003. The increase primarily resulted from the favorable impact of foreign currency exchange of $347 million and higher volume and sales of new products (net of price reductions provided to customers) of $153 million, partially offset by a net reduction of sales due to divested operations of $41 million and the absence of $43 million of TKS sales.
      Earnings before taxes for the Chassis Systems segment for the year ended December 31, 2004 of $258 million increased $85 million from $173 million for the year ended December 31, 2003. Earnings before taxes for the year ended December 31, 2003 included net expenses related to the Transactions totaling $90 million. These expenses consisted of a write-off of the fair value of purchased in-process research and development of $59 million, the reversal of an inventory fair value write-up of $27 million, higher depreciation and amortization expenses of $5 million and TKS earnings before taxes of $1 million. In addition, the increase resulted primarily from the favorable impact of higher volume in excess of adverse product mix of $34 million and the positive impact of divestitures of $6 million. Savings from cost reductions exceeded the unfavorable effect of price reductions provided to customers and inflation (which included the effects of higher costs for ferrous metals). These increases were partially offset by increased warranty expenses of $7 million, higher net pension and OPEB expenses of $7 million and the unfavorable impact of foreign currency exchange of $6 million. Earnings before taxes for the year ended December 31, 2004 included restructuring charges primarily for severance and costs to consolidate certain facilities of $25 million compared to $28 million of restructuring charges primarily for severance for the year ended December 31, 2003.
OCCUPANT SAFETY SYSTEMS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Years Ended
	December 31,
			Variance Increase
	2005	2004	(Decrease)

	(Dollars in millions)
Sales	$3,755	$3,438	$317
Earnings before taxes	314	327	(13)
Restructuring charges included in earnings before taxes	(41)	(8)	33
      Sales for the Occupant Safety Systems segment for the year ended December 31, 2005 of $3,755 million increased $317 million from $3,438 million for the year ended December 31, 2004. The increase primarily reflected higher customer volume and growth in the new product areas, (net of price reductions to our customers) of $246 million, the consolidation of Dalphimetal for two months during the fourth quarter of 2005 of $64 million, and the favorable impact of foreign currency exchange of $7 million.
      Earnings before taxes for the Occupant Safety Systems segment for the year ended December 31, 2005 of $314 million decreased $13 million from $327 million for the year ended December 31, 2004. The decrease resulted primarily from price reductions to customers and inflation that exceeded savings from cost reductions of $53 million, higher restructuring charges and asset impairments of $33 million, and the unfavorable impact of foreign currency exchange of $19 million. These changes were partially offset by higher volume of $77 million and a reduction in pension and litigation expenses of $17 million. For the year ended December 31, 2005, Occupant Safety Systems recorded restructuring charges of $41 million in connection with severance and costs related to the consolidation of certain facilities, primarily the Burgos, Spain facility, and asset impairment charges of $2 million, as compared to $8 million of restructuring charges for the year ended December 31, 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Years Ended
	December 31,		Variance Increase (Decrease)

	2004	2003	Transactions	Operations	Total

	(Dollars in millions)
Sales	$3,438	$3,306	$—	$132	$132
Earnings before taxes	327	269	32	26	58
Restructuring charges included in earnings before taxes	(8)	(2)	—	6	6
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
      Earnings before taxes for the Occupant Safety Systems segment for the year ended December 31, 2004 of $327 million increased $58 million from $269 million for the year ended December 31, 2003. Earnings before taxes for the year ended December 31, 2003 included net charges related to the Transactions of $32 million. Charges related to the Transactions consisted of a write-off of the fair value of purchased in-process research and development of $26 million and the reversal of an inventory fair value write-up of $9 million partially offset by lower depreciation and amortization expenses of $3 million. In addition, the increase resulted primarily from cost reduction savings, net of price reductions and inflation (which included the effects of higher costs for ferrous metals), of $18 million, the positive effect of higher volume in excess of adverse mix of $15 million and the favorable impact of foreign currency exchange of $8 million. These increases were partially offset by a net increase in expenses primarily for litigation reserves, restructuring charges and net pension and OPEB. Earnings before taxes for the years ended December 31, 2004 and December 31, 2003 included restructuring charges primarily for severance of $8 million and $2 million, respectively.
AUTOMOTIVE COMPONENTS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Years Ended
	December 31,
			Variance
	2005	2004	Increase (Decrease)

	(Dollars in millions)
Sales	$1,691	$1,623	$68
Earnings before taxes	88	102	(14)
Restructuring charges included in earnings before taxes	(20)	(5)	15
      Sales for the Automotive Components segment for the year ended December 31, 2005 of $1,691 million increased $68 million from $1,623 million for the year ended December 31, 2004. The increase primarily reflected the favorable impact of foreign currency exchange of $33 million and higher customer volume (net of price reductions to our customers) of $36 million.
      Earnings before taxes for the Automotive Components segment for the year ended December 31, 2005 of $88 million decreased $14 million from $102 million for the year ended December 31, 2004. The decrease resulted primarily from an increase in restructuring and asset impairment charges related to restructuring actions totaling $15 million, other asset impairments not related to restructuring of $12 million, unfavorable price reductions, net of higher volume, of $13 million, and the unfavorable impact of foreign currency exchange of $2 million, offset by savings from cost reductions of $20 million, the reduction of warranty expenses of $7 million and a reduction of pension and OPEB costs of $3 million. For the year ended December 31, 2005, Automotive Components recorded restructuring charges of $20 million which consisted primarily of $20 million in severance costs and expenses to consolidate certain facilities and $2 million of asset impairments, partly offset by $2 million of post-retirement benefit curtailment gains. Restructuring charges for the year ended December 31, 2004 totaled $5 million.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Years Ended
	December 31,		Variance Increase (Decrease)

	2004	2003	Transactions	Operations	Total

	(Dollars in millions)
Sales	$1,623	$1,511	$—	$112	$112
Earnings before taxes	102	116	4	(18)	(14)
Restructuring charges included in earnings before taxes	(5)	(2)	—	3	3
      Sales for the Automotive Components segment for the year ended December 31, 2004 of $1,623 million increased $112 million from $1,511 million for the year ended December 31, 2003. The increase resulted primarily from the favorable effect of foreign currency exchange of $93 million and higher volume in excess of price reductions provided to customers of $19 million.
      Earnings before taxes for the Automotive Components segment for the year ended December 31, 2004 of $102 million decreased $14 million from $116 million for the year ended December 31, 2003. The decrease resulted primarily from a higher level of warranty and net pension and OPEB costs, an increase in restructuring charges and charges related to one of our Mexican plants including an inventory obsolescence adjustment and operational issues partially offset by the favorable impact of foreign currency exchange and the absence of costs related to the Transactions. Earnings before taxes for the year ended December 31, 2004 included restructuring charges of $5 million primarily for severance and costs to consolidate certain facilities compared to restructuring charges primarily for severance of $2 million for the year ended December 31, 2003.
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
      Operating Activities. Cash provided by operating activities for the year ended December 31, 2005 was $502 million as compared to $787 million for the year ended December 31, 2004. The decrease of $285 million was primarily driven by changes in the timing of customer receipts and vendor payments, which negatively impacted working capital, and increased pension/ OPEB funding.
      Investing Activities. Cash used in investing activities for the year ended December 31, 2005 was $639 million compared to $370 million for the year ended December 31, 2004. The increase related primarily to our acquisition of 68.4% of Dalphimetal, as well as other subsidiaries, for approximately $134 million, net of cash acquired, and investment in affiliates of approximately $8 million, as well as asset sales and acquisition-related settlements totaling $124 million in 2004 that did not recur in 2005.
      In 2005, we spent $503 million in capital expenditures, primarily in connection with the continuation of new product launches started in 2004, upgrading existing products, additional new product launches in 2005 and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $540 million, or approximately 4% of sales, in such capital expenditures during 2006.

      Financing Activities. Cash provided by financing activities was $38 million for the year ended December 31, 2005, compared to cash used in financing activities of $489 million in the year ended December 31, 2004. In 2005, we borrowed approximately $1,638 million, net of debt issue costs, and used approximately $1,603 million to pay down long-term debt, primarily in conjunction with the initial draw down of the credit facilities under our December 2004 amendment and restatement of our credit agreement.
      On March 11, 2005, we completed the purchase of an aggregate 7,256,500 shares of our Common Stock from Northrop for aggregate consideration of approximately $143 million. Such shares were immediately retired. Separately, on March 11, 2005, we completed the sale of an aggregate 7,256,500 newly issued shares of Common Stock to certain institutional investors for aggregate proceeds of approximately $143 million. On May 3, 2005, we repurchased approximately €48 million principal amount (approximating $63 million) of our 10 1/8% Senior Notes with a portion of the proceeds from this issuance.
Debt and Commitments
      Sources of Liquidity. Our primary source of liquidity is cash flow generated from operations. We also have availability under our revolving credit facility and receivables facilities described below, subject to certain conditions. See “Off-Balance Sheet Arrangements” and “Other Receivables Facilities.” Our primary liquidity requirements, which are significant, are expected to be for debt service, working capital, capital expenditures, research and development costs and other general corporate purposes.
      We intend to draw down on, and use proceeds from, the revolving credit facility under our senior secured credit facilities and our United States and European accounts receivables facilities (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of December 31, 2005, we had approximately $839 million of availability under our revolving credit facility, approximately €153 million and £30 million under our European accounts receivable facilities and approximately $109 million of availability under our U.S. accounts receivable facility as further discussed below. During any given month, we anticipate that we will draw as much as an aggregate of $400 million from the Liquidity Facilities. The amounts drawn under the Liquidity Facilities typically will be paid back throughout the month as cash from customers is received. We may then draw upon such facilities again for working capital purposes in the same or succeeding months. These borrowings reflect normal working capital utilization of liquidity. In addition, Dalphimetal and its subsidiaries have approximately €64 million of credit facilities, of which €24 million was available as of December 31, 2005. We expect that these facilities will be fully drawn from time to time for normal working capital purposes.
      In connection with the Acquisition by an affiliate of Blackstone of the shares of the subsidiaries of Old TRW engaged in the automotive business from Northrop, our wholly-owned subsidiary TRW Automotive issued the senior notes and the senior subordinated notes, entered into senior credit facilities, consisting of a revolving credit facility and term loan facilities, and initiated a trade accounts receivable securitization program, or the receivables facility. As of December 31, 2005, we had outstanding $3,236 million in aggregate indebtedness, with an additional $839 million of borrowing capacity available under our revolving credit facility, after giving effect to $61 million in outstanding letters of credit and guarantees, which reduced the amount available. As of December 31, 2005, approximately $190 million of our total reported accounts receivable balance was considered eligible for borrowings under our United States receivables facility, of which approximately $109 million would have been available for funding. As of February 10, 2006, approximately $136 million would have been available for funding. We had no outstanding borrowings under this receivables facility as of December 31, 2005. See “Other Receivables Facilities” for further discussion of our European facilities, which have approximately €153 million and £30 million of funding availability and no outstanding borrowings as of December 31, 2005.
      On February 2, 2006, we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020 for approximately £137 million, or approximately $243 million. The repayment of debt resulted in a pretax charge of approximately £32 million, or approximately $57 million, for loss on retirement of debt, which will be recognized in our first quarter 2006 results. We funded the repurchase from cash on hand.

      On November 18, 2005, we completed the borrowing under the credit facility of an additional $300 million through a term loan B-2. We used the proceeds from this borrowing for general corporate purposes.
      On May 3, 2005, we repurchased approximately €48 million principal amount of our 10 1/8% Senior Notes with a portion of the proceeds from the issuance of new shares of Common Stock in the first quarter. In the second quarter of 2005, we recorded a loss on retirement of debt of approximately $6 million for the related redemption premium on the 10 1/8% Senior Notes, and approximately $1 million for the write-off of deferred debt issue costs.
      We continuously evaluate our capital structure in order to ensure the most appropriate and optimal structure and may, from time to time, repurchase senior notes, senior subordinated notes or any other of our bonds in the open market or through redemption or retirement, if conditions warrant.
      Funding Our Requirements. While we are highly leveraged, we believe that funds generated from operations and planned borrowing capacity will be adequate to fund debt service requirements, capital expenditures, working capital requirements and company-sponsored research and development programs. In addition, we believe that our current financial position and financing plans will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items and to reduce debt may be affected by general economic (including difficulties in the automotive industry), financial, competitive, legislative and regulatory factors, and the cost of warranty and recall and litigation claims, among other things. Therefore, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility or receivables facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
      Credit Ratings. Set forth below are our credit ratings for Standard & Poor’s, Moody’s and Fitch as of December 31, 2005.

	S & P	Moody’s	Fitch

Corporate & Bank Debt Rating	BB+	Ba2	BB+
Senior Note Rating	BB-	Ba3	BB-
Senior Subordinated Note Rating	BB-	B1	B+
      In the event of a downgrade, we believe we would continue to have access to sufficient liquidity; however, the cost of borrowing would increase and our ability to access certain financial markets could be limited.
      Senior Secured Credit Facilities. The senior secured credit facilities consist of a secured revolving credit facility and various senior secured term loan facilities. As of December 31, 2005, the term loan facilities, with maturities ranging from 2010 to 2012, consisted of an aggregate of $1.6 billion dollar-denominated term loans and the revolving credit facility provided for borrowing of up to $900 million.
      The term loan A in the amount of $400 million will amortize in equal quarterly amounts, totaling $60 million in 2007, $160 million in 2008, and $135 million in 2009 with one final installment of $45 million on January 10, 2010, the maturity date. The term loan B in the amount of $600 million will amortize in equal quarterly installments in an amount equal to 1% per annum during the first seven years and three months of its term and in one final installment on its maturity date, June 30, 2012. The term loan B-2 in the amount of $300 million will amortize in equal quarterly installments in an amount equal to 1% per annum during the first six years and three months of its term and in one final installment on its maturity date, June 30, 2012. The term loan E facility in the amount of $300 million will amortize in equal quarterly installments in an amount equal to 1% per annum during the first five years and nine months of its term and in one final installment on its maturity date, October 31, 2010.
      Guarantees and Security of Term Loan Facilities. The senior credit facilities are unconditionally guaranteed on a senior secured basis, in each case, by us, substantially all our existing and future wholly owned domestic subsidiaries and by TRW Automotive Finance (Luxembourg), S.a.r.l. In addition, all obligations under the senior credit facilities, and the guarantees of those obligations, are secured by substantially all of our assets and all the assets of TRW Automotive and each U.S. guarantor, subject to certain exceptions. The obligations of the foreign subsidiary borrowers under the senior credit facilities, and foreign guarantees of such obligations are, subject to certain exceptions and only to the extent permitted by applicable legal and contractual provisions and to the extent that it does not result in adverse tax consequences, secured by substantially all of the assets of the foreign subsidiary borrowers and foreign subsidiary guarantors.
      Interest Payments. Borrowings under the senior credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the administrative agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) LIBOR or a eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 31, 2005, the applicable margin for the term loan A and the revolving credit facility was 0.375% with respect to base rate borrowings and 1.375% with respect to Eurocurrency borrowings, and the applicable margin for the term loan B, term loan B-2 and term loan E was 0.50% with respect to the base rate borrowings and 1.5% with respect to Eurocurrency borrowings. The commitment fee on the undrawn amounts under the revolving credit facility was 0.35%. The commitment fee on the revolving credit facility and the applicable margin on the senior credit facilities are subject to a leverage-based grid. Variable rate debt exposes us to the risk of rising interest rates. If interest rates increase, our debt service obligation on variable rate debt would increase, even though principal amounts borrowed would remain unchanged.
      Our senior notes and senior subordinated notes, which mature in 2013, bear interest, payable semi-annually on February 15 and August 15, at fixed rates ranging from 9 3/8% to 11 3/4%.
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
      Interest Rate Swap Agreements. In November 2005, the Company entered into a series of interest rate swap agreements with a total notional value of $250 million to hedge the variability of interest payments associated with its variable-rate term debt. The swap agreements are expected to settle in January 2008. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of December 31, 2005, the Company recorded an obligation of approximately $1 million related to these interest rate swaps.
      In January 2004, the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. Since these interest rate swaps hedge the designated debt balance and qualify for fair value hedge accounting, changes in the fair value of the swaps also result in a corresponding adjustment to the value of the debt. As of December 31, 2005, the Company recorded a $14 million obligation related to these interest rate swaps, resulting from an increase in forward rates, along with a reduction of debt.
Contractual Obligations and Commitments
      The following table reflects our significant contractual obligations as of December 31, 2005:

	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total

	(Dollars in millions)
Short-term borrowings	$98	$—	$—	$—	$98
Long-term debt obligations(1)	30	264	508	2,108	2,910
Capital lease obligations	7	13	13	14	47
Operating lease obligations	58	87	69	56	270

Total	$193	$364	$590	$2,178	$3,325

(1)	Long-term debt obligations give effect to the repurchase of all £94.6 million of the Lucas Industries Limited 10 7/8% bonds as completed on February 2, 2006.
      On October 27, 2005, we completed the purchase of a 68.4% stake in Dalphimetal for approximately €117 million, subject to post-closing adjustment, plus the assumption of debt of approximately €75 million. Such borrowings are reflected in the table above.
      In addition to the obligations discussed above, we sponsor defined benefit pension plans that cover most of our U.S. employees and certain non-U.S. employees. Our funding practice provides that annual contributions to the pension plans will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. We expect to contribute approximately $108 million to our U.S. pension plans and approximately $42 million to our non-U.S. pension plans in 2006.
      We also sponsor other post-retirement benefit (“OPEB”) plans that cover the majority of our U.S. and certain non-U.S. employees and provide for benefits to eligible employees and dependents upon retirement. We are subject to increased OPEB cash costs due to, among other factors, rising health care costs. We fund our OPEB obligations on a pay-as-you-go basis. We expect to contribute approximately $54 million on a pay-as-you-go basis in 2006.
      We also have liabilities recorded for various environmental matters. As of December 31, 2005, we had reserves for environmental matters of $64 million. Of this amount, we expect to pay approximately $6 million in 2006.
      Under the master purchase agreement relating to the Acquisition, we are required to indemnify Northrop for certain tax losses or liabilities pertaining to pre-Acquisition periods. This indemnification obligation is capped at $67 million. Initial payments of approximately $30 million were made in 2004. During 2005, we made tax payments of approximately $25 million under this indemnification. Our remaining obligation under this indemnity is $12 million, which is expected to be paid during 2006.
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
      In connection with the Acquisition, we entered into a receivables facility, which, as amended, extends to December 2009 and provides up to $400 million in funding from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors. Due to decreased availability under the facility as a result of certain customer credit rating downgrades below investment grade, the Company reduced the committed amount of the facility from $400 million to $250 million on January 24, 2006. This reduction lowers future fees on the unused portion of the facility.
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
      Generally, multi-seller commercial paper conduits supported by committed liquidity facilities are available to provide cash funding for the borrowers’ purchase of receivables through secured loans/tranches to the extent desired and permitted under the receivables loan agreement. The borrower issues a note to the transferor for the difference between the purchase price for the receivables purchased and cash borrowed through the facility. The sellers of the receivables act as servicing agents per the servicing agreement and continue to service the transferred receivables for which they receive a monthly servicing fee at a rate of 1% per annum of the average daily outstanding balance of receivables. The usage fee under the facility is 0.85% of outstanding borrowings. In addition, we are required to pay a fee of 0.40% on the unused portion of the receivables facility. These rates are per annum and payments of these fees are made to the lenders on the monthly settlement date.
      Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). We had no outstanding borrowings under this facility as of December 31, 2005.
      This facility can be treated as a general financing agreement or as an off-balance sheet financing arrangement. Whether the funding and related receivables are shown as liabilities and assets, respectively, on our consolidated balance sheet, or, conversely, are removed from the consolidated balance sheet depends on the level of the multi-seller conduits’ loans to the borrower. When such level is at least 10% of the fair value of all of the borrower’s assets (consisting principally of receivables sold by the sellers), the securitization transactions are accounted for as a sale of the receivables under the provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and are removed from the consolidated balance sheet. The proceeds received are included in cash flows from operating activities in the statements of cash flows. Costs associated with the receivables facility are recorded as accounts receivable securitization costs in our consolidated statement of operations. The book value of our retained interest in the receivables approximates fair market value due to the current nature of the receivables.
      However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the borrower’s assets, we are required to consolidate the borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as accounts receivable securitization costs. As there were no borrowings outstanding under the receivables facility on December 31, 2005, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the borrower’s assets and, therefore, the financial position and results of operations of the borrower were included in our consolidated financial statements as of December 31, 2005.
Other Receivables Facilities
      In addition to the receivables facilities described above as amended, certain of our European subsidiaries entered into receivables financing arrangements in December 2003, January 2004 and December 2004. We have approximately €78 million available for a term of one year through factoring arrangements in which customers send bills of exchange directly to the bank. We also have two receivable financing arrangements with availabilities of €75 million and £30 million, respectively. Each of these arrangements is available for a term of one year and each involves a separate wholly-owned special purpose vehicle which purchases trade receivables from its domestic affiliates and sells those trade receivables to a domestic bank. These financing arrangements provide short-term financing to meet our liquidity needs.
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
      A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of December 31, 2005, we had reserves for environmental matters of $64 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of the indemnification provided for in the master purchase agreement under which Northrop has agreed to indemnify us for 50% of any environmental liabilities associated with the operation or ownership of Old TRW’s automotive business existing at or prior to the Acquisition, subject to certain exceptions. During 2005, we received approximately $4 million under such environmental indemnification from Northrop.
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
      In October 2000, Kelsey-Hayes Company (formerly known as Fruehauf Corporation) was served with a grand jury subpoena relating to a criminal investigation being conducted by the U.S. Attorney for the Southern District of Illinois. The U.S. attorney has informed us that the investigation relates to possible wrongdoing by Kelsey-Hayes Company and others involving certain loans made by Kelsey-Hayes Company’s then-parent corporation to Fruehauf Trailer Corporation, the handling of the trailing liabilities of Fruehauf Corporation and actions in connection with the 1996 bankruptcy of Fruehauf Trailer Corporation. Kelsey-Hayes Company became a wholly-owned subsidiary of Old TRW upon Old TRW’s acquisition of Lucas Varity in 1999 and became our wholly owned subsidiary in connection with the Acquisition. We have cooperated with this investigation, but are not aware of any activity on this investigation since the fall of 2002. Due to this inactivity, we no longer believe that this investigation is ongoing or will have a financial impact on the Company.
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
Outlook
      For full-year 2006, we expect revenue in the range of $12.8 to $13.2 billion and earnings per diluted share in the range of $1.05 to $1.30. This guidance includes the approximate $57 million charge related to the retirement of our subsidiary Lucas Industries Limited’s bonds. This guidance range also reflects restructuring expenses of approximately $50 million and includes the annualized effect for the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123 (Revised 2004), “Share-Based Payment” (recognition of expenses related to share-based compensation). Lastly, we estimate capital expenditures will total approximately 4% of sales for the year.
      For the first quarter of 2006, we expect revenue of approximately $3.3 billion and earnings per diluted share ranging from breakeven to $0.15. This guidance includes the previously discussed $57 million loss on retirement of debt. Also included in earnings guidance are expected pre-tax restructuring costs of approximately $9 million.

      The expected annual effective tax rate underlying our guidance is dependent on several assumptions, including the level and mix of future income by taxing jurisdiction, current enacted global corporate tax rates and global corporate tax laws remaining constant. Changes in tax law and rates could have a significant impact on the effective rate. The overall effective tax rate is equal to consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. We are in a position whereby losses incurred in certain jurisdictions provide no current financial statement benefit. In addition, certain taxing jurisdictions have statutory rates greater than or less than the Unites States statutory rate. As such, changes in the mix of projected earnings between jurisdictions could have a significant impact on our overall effective tax rate.
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
      There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors which could cause our actual results to differ materially from those suggested by our forward-looking statements are set in “Item 1A. Risk Factors” in this Report on Form 10-K.
      All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements which have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

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
      Foreign Currency Exchange Rate Risk. We utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts and, to a lesser extent, options are utilized to protect our cash flow from adverse movements in exchange rates. These derivative instruments are only used to hedge transactional exposures. Risks associated with translation exposures are not hedged. Transactional currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of December 31, 2005, approximately 20% of our total debt was in foreign currencies as compared to 23% as of December 31, 2004.
      Interest Rate Risk. We are subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt. In order to manage interest costs, we utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (LIBOR). As of December 31, 2005, approximately 60% of our total debt was at variable interest rates as compared to 64% as of December 31, 2004.
      Sensitivity Analysis. We utilize a sensitivity analysis model to calculate the fair value, cash flows or income statement impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of December 31, 2005 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The results of the sensitivity model calculations follow:

	Assuming a 10%	Assuming a 10%	Favorable
	Increase	Decrease	(Unfavorable)
	in Rates	in Rates	Change in

	(Dollars in millions)
Market Risk
Foreign Currency Rate Sensitivity:
Forwards*
— Long US$	$(29)	$32	Fair value
— Short US$	$12	$(13)	Fair value
Debt
— Foreign currency denominated	$(64)	$64	Fair value
Interest Rate Sensitivity:
Debt
— Fixed rate	$23	$(25)	Fair value
— Variable rate	$(10)	$10	Cash flow
Swaps
— Pay variable/ receive fixed	$(13)	$9	Fair value
— Pay fixed/ receive variable	$2	$(2)	Fair value

*	Includes only the risk related to the derivative instruments that serve as hedges and does not include the related underlying hedged item or any other operating transactions. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TRW Automotive Holdings Corp.
Consolidated and Combined Statements of Operations

	Successor			Predecessor

			Ten Months	Two Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	February 28,
	2005	2004	2003	2003

	(In millions, except per share amounts)
Sales	$12,643	$12,011	$9,435	$1,916
Cost of sales	11,249	10,681	8,440	1,684

Gross profit	1,394	1,330	995	232
Administrative and selling expenses	490	513	433	99
Research and development expenses	203	174	137	27
Purchased in-process research and development	—	—	85	—
Amortization of intangible assets	33	33	27	2
Restructuring charges and asset impairments	107	38	29	4
Other expense (income) — net	8	(8)	(59)	—

Operating income	553	580	343	100
Interest expense — net	228	250	284	47
Loss on retirement of debt	7	167	31	—
Accounts receivable securitization costs	3	2	28	—
Equity in earnings of affiliates, net of tax	(20)	(15)	(8)	(1)
Minority interest, net of tax	7	12	11	4

Earnings (losses) before income taxes	328	164	(3)	50
Income tax expense	124	135	98	19

Net earnings (losses)	$204	$29	$(101)	$31

Basic earnings (losses) per share:
Earnings (losses) per share	$2.06	$0.30	$(1.16)

Weighted average shares	99.1	97.8	86.8

Diluted earnings (losses) per share:
Earnings (losses) per share	$1.99	$0.29	$(1.16)

Weighted average shares	102.3	100.5	86.8

See accompanying notes to consolidated and combined financial statements.

TRW Automotive Holdings Corp.
Consolidated Balance Sheets

	As of December 31,

	2005	2004

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$659	$790
Marketable securities	17	19
Accounts receivable — net	1,948	1,813
Inventories	702	684
Prepaid expenses	73	34
Deferred income taxes	200	176

Total current assets	3,599	3,516
Property, plant and equipment — net	2,538	2,635
Goodwill	2,293	2,357
Intangible assets — net	769	763
Prepaid pension cost	222	190
Deferred income taxes	100	91
Other assets	709	562

Total assets	$10,230	$10,114

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$98	$40
Current portion of long-term debt	37	19
Trade accounts payable	1,865	1,887
Accrued compensation	280	309
Income taxes	271	233
Other current liabilities	1,039	992

Total current liabilities	3,590	3,480
Long-term debt	3,101	3,122
Post-retirement benefits other than pensions	917	959
Pension benefits	795	843
Deferred income taxes	230	268
Long-term liabilities	283	272

Total liabilities	8,916	8,944
Minority interests	106	65
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,142	1,131
Retained earnings (accumulated deficit)	132	(72)
Accumulated other comprehensive (losses) earnings	(67)	45

Total stockholders’ equity	1,208	1,105

Total liabilities, minority interests, and stockholders’ equity	$10,230	$10,114

See accompanying notes to consolidated and combined financial statements.

TRW Automotive Holdings Corp.
Consolidated and Combined Statements of Cash Flows

	Successor			Predecessor

			Ten Months	Two Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	February 28,
	2005	2004	2003	2003

	(Dollars in millions)
Operating Activities
Net earnings (losses)	$204	$29	$(101)	$31
Adjustments to reconcile net earnings (losses) to net cash provided by operating activities:
Depreciation and amortization	509	497	407	84
Pension and other post-retirement benefits, net of contributions	(157)	(73)	(11)	(28)
Purchased in-process research and development	—	—	85	—
Net loss (gain) on sale of assets	2	(6)	—	—
Amortization of deferred financing fees	12	9	9	—
Loss on retirement of debt	7	167	31	—
Asset impairment charges	26	—	—	1
Deferred income taxes	(34)	28	7	(3)
Other — net	28	61	14	5
Changes in assets and liabilities, net of effects of businesses acquired or divested:
Accounts receivable, net	(191)	(76)	134	(284)
Inventories	(21)	(51)	48	2
Trade accounts payable	27	137	40	64
Prepaid expense and other assets	(1)	(11)	44	17
Other liabilities	91	76	138	38

Net cash provided by (used in) operating activities	502	787	845	(73)
Investing Activities
Capital expenditures including other intangibles	(503)	(493)	(350)	(66)
Acquisitions, net of cash acquired and transaction fees	(134)	(5)	(3,410)	—
Purchase price adjustments and related settlements	2	40	—	—
Investment in affiliates	(8)	—	—	—
Net proceeds from asset sales and divestitures	4	89	57	—
Other — net	—	(1)	7	(2)

Net cash used in investing activities	(639)	(370)	(3,696)	(68)
Financing Activities
Increase (decrease) in short-term debt	9	18	32	(321)
Redemption of long-term debt	(1,603)	(1,867)	(1,342)	(18)
Repurchase of Seller Note	—	(534)	—	—
Proceeds from issuance of long-term debt	1,635	1,593	4,377	—
Debt issue costs	(6)	(15)	(114)	—
Issuance of capital stock (net of fees)	143	635	—	—
Repurchase of capital stock	(143)	(319)	—	—
Proceeds from exercise of stock options	3	—	—	—
Equity contributions	—	—	699	—
Net transfers from parent company	—	—	—	503
Other — net	—	—	1	78

Net cash provided by (used in) financing activities	38	(489)	3,653	242
Effect of exchange rate changes on cash	(32)	34	26	(13)

Increase (decrease) in cash and cash equivalents	(131)	(38)	828	88
Cash and cash equivalents at beginning of period	790	828	—	188

Cash and cash equivalents at end of period	$659	$790	$828	$276

Supplemental Cash Flow Information:
Interest paid — net of amount capitalized	$215	$223	$182	$45
Income tax paid — net	$98	$84	$93	$10
See accompanying notes to consolidated and combined financial statements.

TRW Automotive Holdings Corp.
Consolidated and Combined Statements of Changes in Stockholders’ Equity

	Capital Stock		Retained	Accumulated
			Earnings	Other
		Paid in	(Accumulated	Comprehensive
	Shares	Capital(a)	Deficit)	Earnings (Losses)	Total

	(Dollars in millions, except share information)
Predecessor
Balance as of December 31, 2002	—	$2,574	$164	$(347)	$2,391
Comprehensive income (loss):
Net earnings — two months ended February 28, 2003	—	—	31	—	31
Foreign exchange losses	—	—	—	(58)	(58)

Total comprehensive losses					(27)
Net transfers from parent company	—	290	—	—	290

Balance as of February 28, 2003	—	$2,864	$195	$(405)	$2,654

Successor
Balance as of March 1, 2003	—	$—	$—	$—	$—
Comprehensive income (loss):
Net losses — ten months ended December 31, 2003	—	—	(101)	—	(101)
Foreign exchange loss	—	—	—	(34)	(34)
Deferred cash flow hedges, net of tax of $0	—	—	—	(6)	(6)

Total comprehensive losses					(141)
Equity contributions	69,845,300	699	—	—	699
Issuance of capital stock	17,000,000	170	—	—	170

Balance as of December 31, 2003	86,845,300	$869	$(101)	$(40)	$728
Comprehensive income (loss):
Net earnings	—	—	29	—	29
Foreign exchange gains	—	—	—	114	114
Minimum pension liability adjustments, net of deferred tax of $7 million	—	—	—	(13)	(13)
Deferred cash flows hedges, net of tax $(2) million	—	—	—	(16)	(16)

Total comprehensive earnings					114
Issuance of capital stock — net of fees	24,137,931	635	—	—	635
Repurchase of common stock	(12,068,965)	(319)	—	—	(319)
Sale of common stock under stock option plans	45,750	—	—	—	—
Issuance of restricted stock	15,381	—	—	—	—
Purchase of treasury stock	(4,668)	—	—	—	—
Return of capital (see Note 18)	—	(53)	—	—	(53)

Balance as of December 31, 2004	98,970,729	$1,132	$(72)	$45	$1,105
Comprehensive income (loss):
Net earnings	—	—	204	—	204
Foreign exchange losses	—	—	—	(106)	(106)
Minimum pension liability adjustments, net of deferred tax of $22 million	—	—	—	(43)	(43)
Deferred cash flows hedges, net of tax of $(3) million	—	—	—	37	37

Total comprehensive earnings					92
Issuance of capital stock — net of fees	7,256,500	143	—	—	143
Repurchase of common stock	(7,256,500)	(143)	—	—	(143)
Vesting of share-based compensation	—	8	—	—	8
Sale of common stock under stock option plans	270,130	3	—	—	3
Issuance of restricted stock	4,400	—	—	—	—

Balance as of December 31, 2005	99,245,259	$1,143	$132	$(67)	$1,208

(a)	Beginning March 2003, paid in capital includes $1 million of par value of the Company’s capital stock.
See accompanying notes to consolidated and combined financial statements.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements

1.	Description of Business and Change in Ownership

Description of Business
      TRW Automotive Holdings Corp. (also referred to herein as the “Company” or the “Successor”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and related aftermarkets. The Company conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and crash sensors. The Company is primarily a “Tier 1” supplier (a supplier which sells to OEMs). In 2005, approximately 85% of the Company’s end-customer sales were to major OEMs.

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
      The Company was capitalized by cash equity contributions approximating $698 million (further described below) and contributed the $698 million in cash plus newly issued shares of its common stock having an implied value of $170 million to TRW Automotive Intermediate Holdings Corp. (“Intermediate”), which is the direct parent of TRW Automotive. Intermediate issued a $600 million face amount subordinated 8% pay-in-kind note due 2018 (the “Seller Note”) to an affiliate of Northrop to acquire a portion of the stock of certain Old TRW automotive subsidiaries. The Seller Note had an estimated fair value of $348 million (excluding related deferred tax) as of the Acquisition date. Intermediate contributed such stock, together with cash equity contributions of approximately $698 million and the $170 million of the Company’s common stock, to TRW Automotive for 100% of TRW Automotive’s stock. Intermediate has no independent operations or investments other than its investment in TRW Automotive. The Company reached an

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
agreement with Northrop on October 10, 2004 to purchase the Seller Note and to settle various contractual issues stemming from the Acquisition. The Seller Note was repurchased on November 12, 2004. See Note 19.

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
      On October 27, 2005, the Company completed its purchase of a 68.4% interest in Dalphi Metal Espana, S.A. (“Dalphimetal”), a European-based manufacturer of airbags and steering wheels. Dalphimetal has been consolidated into the Company’s results of operations since the date of the acquisition.

Summary of Significant Accounting Policies
      The Company has generally adopted the accounting policies of the Predecessor. The accounting policies described below are the accounting policies of the Predecessor and Successor unless specifically stated.
      Principles of Consolidation. The combined financial statements of the Predecessor represent the automotive business of TRW. The consolidated financial statements of the Successor represent the accounts of the Company. The consolidated and combined financial statements include wholly owned and majority-owned subsidiaries. Investments in 20% to 50% owned affiliates are accounted for under the equity method and presented in other assets in the consolidated balance sheets. Equity in earnings (losses) from these investments are presented separately in the consolidated and combined statements of operations. Intercompany accounts are eliminated.
      Reclassifications. Certain prior period amounts have been reclassified to conform to the current year presentation.
      Use of Estimates. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and reported amounts of revenues and expenses in the consolidated and combined statements of operations. Considerable judgment is often involved in making these determinations; the use of different assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those estimates.
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
      Revenue Recognition. Sales are recognized in accordance with United States generally accepted accounting principles, including the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that sales be recognized when there is evidence of a sales

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collection of related billings is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title under standard commercial terms (typically F.O.B. shipping point). In those limited instances where other terms are negotiated and agreed, revenue is recorded when title is transferred to the customer.
      Earnings per Share. Basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings per share were:

	Years Ended		Ten Months
	December 31,		Ended
			December 31
	2005	2004	2003

	(In millions)
Weighted average shares outstanding	99.1	97.8	86.8
Effect of dilutive securities	3.2	2.7	—

Diluted shares outstanding	102.3	100.5	86.8

      Cash and Cash Equivalents. Cash and cash equivalents include all highly liquid investments purchased with maturity dates of three months or less.
      Accounts Receivable. Receivables are stated at amounts estimated by management to be the net realizable value. The allowance is based on specific identification. Accounts receivable are charged off when it becomes apparent based upon age or customer circumstances that such amounts will not be collected. Collateral is not typically required, nor is interest charged on accounts receivable balances.
      Accounts Receivable Securitization. The accounts receivable securitization facility (the “Receivables Facility”) of the Successor (which is further described in Note 10) can be treated as a general financing agreement or as an off-balance sheet financing arrangement. Whether the funding and related receivables are shown as liabilities and assets, respectively, on the Company’s consolidated balance sheet, or conversely, are removed from the consolidated balance sheet, depends on the level of the multi-seller conduits’ loans to the Borrower. When such level is at least 10% of the fair value of all the Borrower’s assets (consisting principally of receivables sold by the sellers), the securitization transactions are accounted for as a sale of the receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) and are removed from the balance sheet. Costs associated with the off-balance sheet Receivables Facility are recorded as accounts receivable securitization costs in the Company’s consolidated statements of operations. The book value of the Company’s retained interest in the receivables approximates fair market value due to the current nature of the receivables. However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the Borrower’s assets, the Company is required to consolidate the Borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on the Company’s consolidated balance sheet and the costs associated with the receivables facility being recorded as accounts receivable securitization costs in the consolidated and combined statements of operations.
      Inventories. Inventories are stated at the lower of cost or market, with cost determined principally by the first-in, first-out (FIFO) method. Cost includes the cost of materials, direct labor and the applicable share of manufacturing overhead.
      Property, Plant and Equipment. Property, plant and equipment are stated at cost. The estimated useful lives of buildings, machinery and equipment, and computers and other office equipment are between 30 to 40 years, eight to 12 years and three to five years, respectively. Depreciation is computed over the assets’

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
estimated useful lives, using straight-line method for the majority of depreciable assets. Amortization expense for assets held under capital leases is included in depreciation expense.
      Product Tooling. Product tooling is tooling that is limited to the manufacture of a specific part or parts of the same basic design. Product tooling includes dies, patterns, molds and jigs. Customer-owned tooling for which reimbursement was contractually guaranteed by the customer or for which the Company had a non-cancelable right to use the tooling is classified in other assets on the consolidated balance sheets. When contractually guaranteed charges are approved for billing to the customer, such charges are reclassified into accounts receivable. Tooling owned by the Company is capitalized as property, plant and equipment, and amortized as cost of sales over its estimated economic life, not to exceed five years.
      Pre-production Costs. Pre-production engineering and research and development costs for which the customer does not contractually guarantee reimbursement are expensed as incurred.
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
      Indefinite-lived intangible assets are tested for impairment annually by comparing the fair value to the carrying value. If the carrying value exceeds the fair value, the asset is adjusted to fair value. Other definite-lived intangible assets are amortized over their estimated useful lives.
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
      Environmental Costs. Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, and Superfund or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in other current liabilities and long-term liabilities in the consolidated balance sheets.
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

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      The following table presents the movement in the product warranty liability for the years ended December 31, 2005 and December 31, 2004:

				Changes in
				Estimates and
		Current	Used for	Effects of
	Beginning	Period	Purposes	Foreign Currency	Ending
	Balance	Accruals	Intended	Translation	Balance

	(Dollars in millions)
Year Ended December 31, 2005	$110	$66	$(39)	$(36)	$101
Year Ended December 31, 2004	74	76	(40)	—	110
      Recall. Recall costs are incurred when the Company or the customer decide to recall a product through a formal campaign soliciting the return of specific products due to a known or suspected safety concern. Product recall costs typically include the cost of the product being replaced, customer cost of the recall and labor to remove and replace the defective part.
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
      Research and Development. Research and development programs include research and development for commercial products. Costs for such programs are expensed as incurred. Any reimbursements received from customers are net against such expenses.
      Shipping and Handling. Shipping costs include payments to third-party shippers to move products to customers. Handling costs include costs from the point the products were removed from finished goods inventory to when provided to the shipper. Shipping and handling costs are expensed as incurred as cost of sales.
      Income Taxes. Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized to reduce the deferred tax assets to the amount management believes is more likely than not to be realized. Income tax expense in the Predecessor’s statement of operations was calculated on a separate tax return basis as if the Predecessor had operated as a stand-alone entity.

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
      Stock-based Compensation. The Company voluntarily adopted the fair value provisions of SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) on July 2, 2005, the first day of its third fiscal quarter of 2005. Subsequent to adoption of SFAS 123(R), the Company recognizes compensation expense related to stock options using the straight-line method over the applicable vesting period. See Recent Accounting Pronouncements.
      Prior to adoption of SFAS 123(R), stock options under employee compensation plans were accounted for using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Pursuant to APB 25, no stock-based employee compensation expense was reflected in net earnings if options granted have exercise prices greater than or equal to the market value of the underlying common stock of the Company (“Common Stock”) on the date of grant.
      The following table illustrates the effect on net earnings as if the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” had been applied to stock-based employee compensation for all periods prior to the prospective adoption of SFAS 123(R):

	Years Ended
	December 31,

	2005	2004

	(In millions,
	except per share
	amounts)
Net earnings, as reported	$204	$29
Deduct: Stock-based compensation under SFAS 123 fair value method, net of related tax effects of $0	4	7

Adjusted net earnings, fair value method	$200	$22

Basic earnings per share:
As reported	$2.06	$0.30

Pro forma	$2.02	$0.23

Diluted earnings per share:
As reported	$1.99	$0.29

Pro forma	$1.96	$0.22

      During the year ended December 31, 2005, the Company recognized $4 million of share-based compensation expense for stock options as a result of adopting the fair value provisions of SFAS 123(R). See Note 18.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      Comprehensive Earnings (Losses). The components of comprehensive earnings (losses), net of related tax, are as follows:

	As of
	December 31,

	2005	2004

	(Dollars in
	millions)
Foreign currency translation (losses) earnings, net	$(26)	$80
Minimum pension liability adjustments (net of tax)	(56)	(13)
Realized net gains (losses) on cash flow hedges	15	(22)

Comprehensive earnings (losses)	$(67)	$45

      Recent Accounting Pronouncements. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, as was allowed under APB 25, will no longer be an alternative. As previously discussed, the Company has voluntarily adopted SFAS 123(R) beginning in the third quarter of 2005 using the modified prospective method provided in the standard, and recognized approximately $4 million of compensation expense related to stock options in the six months and year ended December 31, 2005. Had the Company adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as previously described.
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
      In June 2005, the Emerging Issues Task Force (EITF) issued Issue No. 05-5, “Accounting for Early Retirement or Post-employment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements)” (“EITF 05-5”). EITF 05-5 is effective for fiscal years beginning after December 15, 2005. The Company has various programs that fall under the Altersteilzeit (“ATZ”) program, and is currently evaluating the impact, if any, of implementing EITF 05-5 on the Company’s financial position, results of operations, and cash flows.

3.	Subsequent Event
      On February 2, 2006, the Company repurchased its subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020 for approximately £137 million, or approximately $243 million. This repurchase resulted in a loss on retirement of debt of approximately £32 million, or approximately $57 million, which will be recognized in the Company’s first quarter 2006 results. The Company funded the repurchase from cash on hand. See Note 15.

4.	Business Combinations, Divestiture and Asset Sales
      On October 27, 2005, the Company completed the acquisition of a 68.4% interest in Dalphimetal. The purchase price of the Company’s interest in Dalphimetal consisted of approximately €117 million, subject to

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
post-closing adjustment, plus the assumption of debt of approximately €75 million. The Company funded the purchase price with a combination of cash on hand and existing credit facilities. The Company acquired its interest in Dalphimetal to further broaden its customer, geographic and product diversification. Dalphimetal has been consolidated into the Company’s results of operations following the closing of the acquisition. The Company is still finalizing the purchase price allocation of Dalphimetal. See Note 8.
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

5.	Restructuring Charges and Asset Impairments
      Restructuring charges and asset impairments include the following:

	Successor			Predecessor

	Years Ended		Ten Months	Two Months
	December 31,		Ended	Ended
			December 31,	February 28,
	2005	2004	2003	2003

	(Dollars in millions)
Severance and other charges	$86	$37	$29	$3
Asset impairments related to restructuring activities	13	1	—	—
Curtailment gains — net	(5)	—	—	—

Total restructuring charges	94	38	29	3
Other asset impairments	13	—	—	1

Total restructuring charges and asset impairments	$107	$38	$29	$4

Restructuring charges
      Restructuring charges by segment are as follows:

	Successor			Predecessor

	Years Ended		Ten Months	Two Months
	December 31,		Ended	Ended
			December 31,	February 28,
	2005	2004	2003	2003

	(Dollars in millions)
Chassis Systems	$33	$25	$26	$2
Occupant Safety Systems	41	8	1	1
Automotive Components	20	5	2	—

Total restructuring charges	$94	$38	$29	$3

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

Severance and other charges
      Severance and other charges related to the consolidation of certain facilities by segment are as follows:

	Successor			Predecessor

	Years Ended		Ten Months	Two Months
	December 31,		Ended	Ended
			December 31,	February 28,
	2005	2004	2003	2003

	(Dollars in millions)
Chassis Systems	$27	$25	$26	$2
Occupant Safety Systems	39	7	1	1
Automotive Components	20	5	2	—

Total severance and other charges	$86	$37	$29	$3

      Chassis Systems. For the year ended December 31, 2005, the Company incurred approximately $6 million charges related to severance, retention and outplacement services at the Company’s Brighton, Michigan facility which was closed in 2005, and approximately $21 million of charges related to severance and headcount reductions at various other production facilities in its Chassis Systems segment.
      Occupant Safety Systems. The Company incurred approximately $31 million during the year ended December 31, 2005 for charges related to severance, retention and outplacement services at the Company’s Burgos, Spain facility which was closed during the third quarter of 2005, and approximately $8 million of charges related to headcount reductions at various other facilities in its Occupant Safety Systems segment.
      Automotive Components. For the year ended December 31, 2005, the Company incurred approximately $8 million of charges related to severance, retention and outplacement services at the Company’s Wednesbury, U.K. facility which was closed in 2005, approximately $12 million of charges related to headcount reductions at various European production and engineering facilities in its Automotive Components segment.

Restructuring reserves
      The following table illustrates the movement of the restructuring reserves for severance and other charges:

					Effects of
		Current	Purchase	Used for	Foreign Currency
	Beginning	Period	Price	Purposes	Translation and	Ending
	Balance	Accruals	Allocation	Intended	Transfers	Balance

	(Dollars in millions)
Year ended December 31, 2005	$49	$86	$18	$(74)	$(10)	$69
Year ended December 31, 2004	79	38	2	(70)	—	49
      In conjunction with the Dalphimetal acquisition, the Company recorded restructuring reserves of approximately $18 million for severance and other costs related to the planned closure of certain facilities. Management is finalizing such plan, which is expected to be completed and implemented in 2006, and any adjustment to preliminary reserves will be reflected as an adjustment to the purchase price allocation in accordance with the provisions of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”
      Of the $69 million restructuring reserve accrued as of December 31, 2005, approximately $49 million is expected to be paid in 2006. The remainder is expected to be paid in 2007 through 2010 and is comprised mainly of involuntary employee termination arrangements outside the United States.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

Curtailments
      For the year ended December 31, 2005, the Company recorded a net curtailment gain of approximately $9 million in its Chassis Systems segment related to a reduction of retiree medical obligations for certain hourly employees at a facility that closed in the third quarter of 2005, offset by a $6 million pension curtailment loss related to certain hourly employees at a facility closing in 2006. Further, the Company recorded a curtailment gain of $2 million for the year ended December 31, 2005 in its Automotive Components segment related to a reduction of retiree medical obligations to certain employees at a closed facility. Such net curtailment gains have been recorded as adjustments to the pension and post-retirement benefit liabilities, accordingly. See Notes 13 and 14.

Asset impairments related to restructuring activities
      Chassis Systems. For the year ended December 31, 2005, the Company recorded asset impairments related to restructuring activities of $9 million in its Chassis Systems segment related to various facilities to write down certain building and leasehold improvements to fair value based on estimated future cash flows.
      Occupant Safety Systems. The Company also recorded asset impairments related to restructuring activities of approximately $2 million in its Occupant Safety Systems segment related to the Company’s Burgos, Spain manufacturing facility, which was closed in the third quarter of 2005, to write down certain property, plant and equipment to fair value based on estimated future cash flows.
      Automotive Components. For the year ended December 31, 2005, the Company recorded asset impairment charges related to restructuring activities of $2 million in its Automotive Components segment related to a facility that closed in the fourth quarter of 2005 to write down certain building and leasehold improvements to fair value based on estimated future cash flows.

Other asset impairments
      For the year ended December 31, 2005, the Company recorded other asset impairments of approximately $1 million in its Occupant Safety Systems segment, and $12 million in its Automotive Components segment, to write down certain property, plant and equipment to fair value based on estimated future cash flows.

6.	Inventories
      The major classes of inventory are as follows:

	As of
	December 31,

	2005	2004

	(Dollars in
	millions)
Finished products and work in process	$374	$373
Raw materials and supplies	328	311

Total inventories	$702	$684

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

7.	Property, Plant and Equipment
      The major classes of property, plant and equipment are as follows:

	As of December 31,

	2005	2004

	(Dollars in millions)
Property, plant and equipment:
Land and improvements	$228	$242
Buildings	652	646
Machinery and equipment	2,816	2,590
Capitalized software	40	47

	3,736	3,525
Accumulated depreciation and amortization:
Land improvements	(21)	(22)
Buildings	(135)	(107)
Machinery and equipment	(1,014)	(731)
Capitalized software	(28)	(30)

	(1,198)	(890)
Total property, plant and equipment — net	$2,538	$2,635

      Depreciation expense was $476 million for the year ended December 31, 2005, $464 million for the year ended December 31, 2004; $380 million for the ten months ended December 31, 2003 and $82 million for the two months ended February 28, 2003.

8.	Goodwill and Intangible Assets

Goodwill
      The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components
	Segment	Segment	Segment	Total

	(Dollars in millions)
Balance as of December 31, 2003	$1,001	$971	$531	$2,503
Purchase price adjustments	(3)	(12)	(3)	(18)
Northrop settlement purchase price adjustments See Note 19	(52)	(49)	(27)	(128)

Balance as of December 31, 2004	$946	$910	$501	$2,357
Purchase price adjustments	(54)	(52)	(29)	(135)
Acquisitions	—	71	1	72
Effects of foreign currency translation	—	(1)	—	(1)

Balance as of December 31, 2005	$892	$928	$473	$2,293

      During 2005, the Company reduced goodwill by $135 million primarily related to certain pre-acquisition income tax matters.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      In 2004, the Company reduced goodwill by $128 million related to settlement of the matters in the Note Purchase and Settlement Agreement (as defined in Note 19). The $128 million reduction consisted of $35 million reduction in short-term debt for settlement of certain matters relating to the employee matters agreement, net of other receivables for contractual matters recorded at the Acquisition, $40 million ascribed to the Released Claims (as defined in Note 19) and $53 million for the cash OPEB payments.
      The Company completed its acquisition of a 68.4% interest in Dalphimetal on October 27, 2005. In conjunction with this acquisition, the company recorded $71 million of goodwill, which in accordance with SFAS 141, is subject to adjustment while the Company finalizes its purchase price allocation.

Intangible Assets
      The following table reflects intangible assets and related amortization:

	As of December 31, 2005			As of December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Dollars in millions)
Definite-lived intangible assets:
Customer relationships	$488	$(64)	$424	$452	$(42)	$410
Developed technology	80	(28)	52	79	(18)	61
Non-compete agreements	1	—	1	—	—	—

Total	569	$(92)	477	531	$(60)	471

Indefinite-lived intangible assets:
Trademarks	292		292	292		292

Total	$861		$769	$823		$763

      In conjunction with its acquisition of a 68.4% interest in Dalphimetal, the Company recognized $36 million for customer relationships, $2 million for developed technology, and $1 million for non-compete agreements. Such intangibles were recorded at fair value, and are subject to adjustment while the Company finalizes its purchase price allocation.
      The weighted average amortization periods for intangible assets subject to amortization are as follows:

Weighted Average
Amortization
Period

Customer relationships	20 years
Developed technology	8 years
Non-compete agreements	5 years

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      Aggregate amortization expense for the years ended December 31, 2005, December 31, 2004, the ten months ended December 31, 2003, and the two months ended February 28, 2003, was $33 million, $33 million, $27 million and $2 million, respectively. The Company expects that ongoing amortization expense will approximate the following over the next five years:

Years Ended December 31,
(Dollars in millions)
2006	$35
2007	35
2008	34
2009	34
2010	34

9.	Other (Income) Expense — Net
      The following table provides details of other (income) expense — net:

	Successor			Predecessor

	Years Ended		Ten Months	Two Months
	December 31,		Ended	Ended
			December 31,	February 28
	2005	2004	2003	2003

	(Dollars in millions)
Provision for bad debts	$17	$12	$3	$2
Net (gain) loss on sales of assets	2	(6)	—	1
Foreign currency exchange (gains) losses	23	17	(36)	3
Royalty and grant income	(18)	(13)	(13)	(2)
Miscellaneous other (income) expense	(16)	(18)	(13)	(4)

Other (income) expense — net	$8	$(8)	$(59)	$—

10.	Accounts Receivable Securitization
      The receivables facility, as amended (the “Receivables Facility”), extends until December 2009 and provides up to $400 million in funding principally from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors.
      Availability of funding under the Receivables Facility depends primarily upon the outstanding trade accounts receivable balance, and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). As of December 31, 2005, based on the terms of this facility and the criteria described above, approximately $190 million of the Company’s total reported accounts receivable balance was considered eligible for borrowings under this facility, of which approximately $109 million would have been available for funding. Due to decreased availability under the facility as a result of certain customer credit rating downgrades below investment grade, the Company reduced the committed amount of the facility from $400 million to $250 million on January 24, 2006.
      The Company had no outstanding borrowings under this facility as of the years ended December 31, 2005 and 2004. As such, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of the borrower’s assets and, therefore, the financial statements of the borrower were included in our consolidated financial statements as of December 31, 2005 and 2004.

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
      In addition to the Receivables Facility described above, certain of the Company’s European subsidiaries have also entered into receivables financing arrangements. The Company has approximately €78 million available until November 2006 through factoring arrangements in which customers send bills of exchange directly to the bank.
      The Company has €75 million available until January 2007 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. The Company also has an additional receivables financing arrangement in Europe of £30 million available until November 2006 through an arrangement involving a wholly-owned special purpose vehicle. The European receivables arrangements are renewable for one year at the end of their respective terms, if not terminated. There were no outstanding borrowings under any of these facilities as of December 31, 2005.
      The Company does not own any variable interests in the multi-seller conduits, as that term is defined in FASB Interpretation 46(R) “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51.”

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

11.	Financial Instruments
      The following table presents financial instruments of the Company:

	As of December 31,

	2005		2004

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(Dollars in millions)
Cash and cash equivalents	$659	$659	$790	$790
Marketable securities	17	17	19	19
Short-term debt	98	98	40	40
Floating rate long-term debt	1,853	1,853	2,012	2,012
Fixed rate long-term debt	1,285	1,403	1,129	1,314
Foreign currency forward contracts — asset (liability)	19	19	(17)	(17)
Interest rate swaps — liability	(15)	(15)	(6)	(6)
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
      Foreign currency forward contracts. The Company manufactures and sells its products in countries throughout the world. As a result, it is exposed to fluctuations in foreign currency exchange rates. The Company enters into forward contracts and, to a lesser extent, purchases currency options to hedge portions of its foreign currency denominated forecasted revenues, purchases and the subsequent cash flows after maximizing natural offsets within the consolidated group. The critical terms of the hedges are the same as the underlying forecasted transactions, and the hedges are considered to be effective to offset the changes in fair value of cash flows from the hedged transactions. Gains or losses on these instruments, which mature at various dates through December 2007, are generally recorded in other comprehensive earnings (losses) until the underlying transaction is recognized in net earnings. The earnings impact is reported either in sales, cost of sales, or other expense (income)-net, to match the underlying transaction.
      The amount of gains and losses reclassified into net earnings in 2005 and 2004 as a result of the discontinuance of cash flow hedges was immaterial.
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

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      The following table represents the movement of amounts reported in other comprehensive earnings (losses) from deferred cash flow hedges, net of tax, for the years ended December 31, 2005 and December 31, 2004.

	Years Ended
	December 31,

	2005	2004

	(Dollars in
	millions)
Balance at beginning of period	$(22)	$(6)
Net change in derivative fair value and other movements during the year	54	(14)
Net amounts reclassified to statement of operations during the year	(17)	(2)

Other comprehensive earnings (losses)	$15	$(22)

12.	Income Taxes
      Income tax expense for each of the periods presented is determined in accordance with SFAS No. 109, “Accounting for Income Taxes.”

	Successor			Predecessor

	Year Ended		Ten Months	Two Months
	December 31,		Ended	Ended
			December 31,	February 28,
	2005	2004	2003	2003

	(Dollars in millions)
The components of earnings (losses) before income taxes are as follows:
U.S.	$81	$(87)	$(92)	$(1)
Non-U.S.	247	251	89	51

	$328	$164	$(3)	$50

Significant components of the provision for income taxes are as follows:
Current
U.S. Federal	$—	$—	$—	$1
Non U.S.	151	95	103	19
U.S. state and local	1	1	2	5

	152	96	105	25
Deferred
U.S. federal	3	—	—	(3)
Non-U.S.	(31)	39	(7)	(3)
U.S. state and local	—	—	—	—

	(28)	39	(7)	(6)

	$124	$135	$98	$19

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

	Successor			Predecessor

	Year Ended		Ten Months	Two Months
	December 31,		Ended	Ended
			December 31,	February 28,
	2005	2004	2003	2003

	(Dollars in millions)
The reconciliation of income taxes calculated at the U.S. Federal statutory income tax rate of 35% to income tax expense is:
Income taxes at U.S. statutory rate	$115	$57	$(1)	$18
U.S. state and local income taxes net of U.S. federal tax benefit	1	1	1	3
Difference in income tax on foreign earnings, losses and remittances	19	27	37	—
Tax holidays and incentives	(29)	(22)	(18)	(3)
Valuation allowance	(5)	51	48	—
Purchased in-process research and development	—	—	29	—
Nondeductible foreign interest expense	20	20	—	—
Nondeductible expenses	3	3	5	—
Other	—	(2)	(3)	1

	$124	$135	$98	$19

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

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      Deferred tax assets and (liabilities) result from differences in the bases of assets and liabilities for tax and financial statement purposes. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of the deferred tax assets and liabilities follows:

	December 31,

	2005	2004

	(Dollars in millions)
Deferred tax assets:
Pensions and post-retirement benefits other than pensions	$546	$549
Inventory	40	39
Reserves and accruals	263	289
Net operating loss and credit carry forwards	378	315
Fixed assets and intangibles	87	133
Other	40	—

Total deferred tax assets	1,354	1,325
Valuation allowance for deferred tax assets	(430)	(320)

Net deferred tax assets	924	1,005

Deferred tax liabilities:
Pensions and post-retirement benefits other than pensions	(66)	(98)
Fixed assets and intangibles	(369)	(348)
Undistributed earnings of foreign subsidiaries	(258)	(345)
Other	(161)	(215)

Total deferred tax liabilities	(854)	(1,006)

Net deferred taxes	$70	$(1)

      As of December 31, 2005 and 2004, the Company had deferred tax assets from domestic and foreign net operating loss and tax credit carryforwards of approximately $378 million and $315 million, respectively. Approximately $184 million of these deferred tax assets relate to net operating loss carryforwards that can be carried forward indefinitely with the remainder expiring between 2006 and 2025.
      In connection with the Acquisition on February 28, 2003, the Company recorded certain deferred tax assets as a part of purchase accounting. A valuation allowance is recorded on approximately $214 million of these purchased deferred tax assets. To the extent such benefits are subsequently recognized, such benefits will be recorded as a reduction of goodwill recorded in connection with the Acquisition.
      SFAS 109, “Accounting for Income Taxes” requires that deferred tax assets be reduced by a valuation allowance, if based on available evidence, it is more likely than not that some portion or all of the recorded tax assets will not be realized in the future periods. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include: net operating loss carryback availability, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Management believes it is more likely than not that the U.S. net deferred tax asset may not be realized in the future. Accordingly, the Company recorded a full valuation allowance against the U.S. net deferred tax asset. In addition, the Company evaluated the potential realization of deferred tax assets for foreign locations on a jurisdiction-by-jurisdiction basis. Where management believes it is more likely than not that the foreign deferred tax asset may not be realized in the future, the Company recorded a valuation allowance against the foreign net deferred tax asset.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      The Company has provided deferred income taxes for the estimated U.S. federal income tax and applicable withholding tax effects of earnings of subsidiaries expected to be distributed to the Company. Deferred income taxes have not been provided on $530 million of undistributed earnings of certain foreign subsidiaries as such amounts are considered to be permanently reinvested. It is not practical to estimate the additional income tax and applicable withholding tax that would be payable on the remittance of such undistributed earnings.

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
      The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended December 31, 2005 and December 31, 2004 and a statement of the funded status as of December 31, 2005 and 2004, based on the measurement dates of October 31, 2005 and 2004, respectively.

	2005			2004

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

	(Dollars in millions)
Total accumulated benefit obligation	$1,145	$4,663	$673	$1,098	$4,819	$609

Change in benefit obligations:
Benefit obligations at beginning of period	$1,202	$5,016	$664	$1,114	$4,508	$568
Service cost	29	34	20	31	39	19
Interest cost	67	252	33	68	245	32
Amendments	—	—	10	(5)	—	—
Actuarial losses	14	381	96	62	139	38
Foreign currency exchange rate changes	—	(567)	(51)	—	349	46
Curtailment/ settlement losses (gains)	6	—	2	3	—	(2)
(Divestiture)/ business combination	—	—	1	—	2	—
Plan participant contributions	—	6	—	—	6	—
Benefits paid	(90)	(269)	(41)	(71)	(272)	(37)

Benefit obligations at the measurement date	1,228	4,853	734	1,202	5,016	664

Change in plan assets:
Fair value of plan assets at beginning of period	728	5,361	194	684	4,788	171
Actual return on plan assets, less plan expense	67	871	20	57	466	12
Foreign currency exchange rate changes	—	(615)	4	—	372	13
(Divestiture)/ business combination	—	—	—	(1)	1	—
Company contributions	93	1	41	59	—	35
Plan participant contributions	—	6	—	—	6	—
Benefits paid	(90)	(269)	(41)	(71)	(272)	(37)

Fair value of plan assets at the measurement date	798	5,355	218	728	5,361	194

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

	2005			2004

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

	(Dollars in millions)
Funded status of the plan	(430)	502	(516)	(474)	345	(470)
Company contributions and benefit payments made between measurement date and disclosure date	—	—	10	—	1	5
Unrecognized actuarial (gain) loss	(32)	(284)	115	(37)	(159)	31
Unrecognized prior service (benefit) cost	(4)	—	11	(5)	—	3

Total recognized	$(466)	$218	$(380)	$(516)	$187	$(431)

      The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2005 and 2004:

	2005			2004

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

	(Dollars in millions)
Prepaid benefit cost	$4	$218	$—	$3	$187	$—
Accrued benefit liability	(474)	—	(470)	(520)	—	(452)
Intangible asset and other	—	—	9	—	—	2
Accumulated other comprehensive loss	4	—	81	1	—	19

Total recognized	$(466)	$218	$(380)	$(516)	$187	$(431)

      Information for pension plans with an accumulated benefits obligation in excess of plan assets is as follows:

	2005		2004

		Rest of		Rest of
	U.S.	World	U.S.	World

	(Dollars in millions)
Projected benefits obligation	$1,176	$732	$1,152	$663
Accumulated benefits obligation	1,094	672	1,049	607
Fair value of assets	736	215	668	192

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      The following table provides the components of net pension cost (income) for the Company’s defined benefit pension plans and defined contribution plans for the years ended December 31, 2005 and December 31, 2004, the ten months ended December 31, 2003 and the two months ended February 28, 2003:

	Successor									Predecessor

	Years Ended December 31,

							Ten Months Ended			Two Months Ended
	2005			2004			December 31, 2003			February 28, 2003

			Rest of			Rest of			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World	U.S.	U.K.	World	U.S.	U.K.	World

						(Dollars in millions)
Defined benefit plans:
Service cost	$29	$34	$20	$31	$39	$19	$27	$24	$15	$5	$4	$3
Interest cost on projected benefit obligations	67	252	33	68	245	32	55	171	26	10	33	4
Expected return on plan assets	(58)	(340)	(13)	(51)	(341)	(12)	(41)	(243)	(10)	(13)	(78)	(2)
Net amortization	(1)	—	2	—	1	2	—	—	—	1	9	1

Defined benefit plans	37	(54)	42	48	(56)	41	41	(48)	31	3	(32)	6
Other plans:
Defined contribution plans	11	—	12	13	—	12	14	—	11	3	—	1

Net pension cost (income)	$48	$(54)	$54	$61	$(56)	$53	$55	$(48)	$42	$6	$(32)	$7

      The company recorded a curtailment loss of approximately $6 million related to certain hourly employees at a facility that will close in 2006. Such curtailments are reflected in restructuring charges in the accompanying consolidated statement of operations. Benefit obligations correspondingly increased by approximately $6 million.
      The weighted-average assumptions used to calculate the benefit obligations as of the end of the year, and the net periodic benefit cost for the following year were:

	2005			2004

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

Discount rate	5.50%	5.00%	4.51%	5.75%	5.50%	5.34%
Expected long-term return on plan assets	8.50%	6.75%	6.67%	8.50%	7.50%	7.13%
Rate of increase in compensation levels	4.00%	3.75%	3.09%	4.00%	3.75%	2.98%
      The weighted-average assumptions used to determine net periodic benefit cost were:

	Successor

	Years Ended December 31,

	2005			2004

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

Discount rate	5.75%	5.50%	5.34%	6.25%	5.50%	5.61%
Expected long-term return on plan assets	8.50%	7.50%	7.13%	8.50%	7.75%	7.22%
Rate of increase in compensation levels	4.00%	3.75%	2.98%	4.00%	3.75%	3.14%

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

	Successor			Predecessor

	Ten Months Ended			Two Months Ended
	December 31, 2003			February 28, 2003

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

Discount rate	6.25%	5.50%	5.87%	6.50%	5.50%	5.77%
Expected long-term return on plan assets	8.50%	7.75%	7.74%	9.00%	8.75%	7.76%
Rate of increase in compensation levels	4.00%	4.00%	3.40%	4.00%	4.00%	3.22%
      To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.
      Plan Assets. The U.S. and U.K. plan assets represent approximately 97% of the total plan assets of defined benefit plans. All remaining assets are deemed immaterial. The Company’s U.S. and U.K. weighted-average asset allocations and corresponding targets as of December 31, 2005 by asset category are as follows:

	December 31,
	2005		Target

Asset Category	U.S.	U.K.	U.S.	U.K.

Equity	71%	64%	70%	60%
Fixed Income	26%	27%	30%	33%
Real estate	—	7%	—	5%
Other	3%	2%	—	2%

Total	100%	100%	100%	100%

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
      Contributions. In 2006, the Company expects to contribute approximately $108 million to U.S. pension plans and approximately $42 million to non-U.S. pension plans.
      Expected Future Pension Benefit Payments. The following pension benefit payments, which reflect current obligations and expected future service, as appropriate, are expected to be paid:

			Rest of
	U.S.	U.K.	World

	(Dollars in millions)
2006	$70	$263	$36
2007	71	266	35
2008	71	268	37
2009	74	271	37
2010	76	275	37
2011 - 2015	409	1,426	214
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
      The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets during the years ended December 31, 2005 and December 31, 2004, and a statement of the funded status of the programs as of December 31, 2005 and 2004 at the measurement dates of October 31, 2005 and 2004, respectively:

	2005	2004

	(Dollars in millions)
Change in benefit obligations:
Benefits obligations at beginning of period	$893	$1,051
Service cost	7	9
Interest cost	49	60
Actuarial loss (gains)	10	(90)
Foreign currency exchange rate changes	3	11
Curtailments	(9)	—
Plan amendments	(55)	(76)
Settlements	(3)	(2)
Plan participant contributions	9	7
Benefits paid	(77)	(77)

Benefit obligations at the measurement date	827	893

Change in plan assets:
Fair value of plan assets at beginning of period	—	—
Company contributions	68	70
Plan participant contributions	9	7
Benefits paid	(77)	(77)

Fair value of plan assets at measurement date	—	—

Funded status of the plan	(827)	(893)
Company contributions and benefit payments made between measurement date and disclosure date	17	13
Reduction in obligation recognized between measurement date and disclosure date for retiree buyouts	7	—
Unrecognized actuarial (gain) loss	(44)	(64)
Unrecognized prior service cost	(125)	(76)

Total accrued benefit cost recognized	$(972)	$(1,020)

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      The following table provides the components of net post-retirement benefit cost for the plans for the years ended December 31, 2005 and 2004, the ten months ended December 31, 2003, and the two months ended February 28, 2003. The net post-retirement benefit cost for the year ended December 31, 2004 includes the retroactive recognition of the prescription drug subsidy provided for in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPD Act”) as discussed below:

	Successor			Predecessor

	Years Ended		Ten Months	Two Months
	December 31,		Ended	Ended
			December 31,	February 28,
	2005	2004	2003	2003

	(Dollars in millions)
Service cost	$7	$9	$8	$2
Interest cost	49	60	50	10
Settlements	(11)	(1)	—	—
Amortization	(10)	(1)	—	1

Net post-retirement benefit cost	$35	$67	$58	$13

      The Company recorded curtailment gains during 2005 of approximately $11 million related to termination of retiree medical benefits for certain hourly employees at facilities that have been closed. Such curtailments are reflected in restructuring charges in the accompanying consolidated statement of operations.
      During 2005, the Company recorded a settlement gain of approximately $4 million as a result of discontinuing supplemental retiree medical coverage to certain salaried retirees of a former affiliate of the Company, and a gain of approximately $7 million related to retiree buyouts.
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
      Retroactive recognition of the subsidy-reduced expense by $3 million in 2004, which has been reflected in the accompanying consolidated statement of operations and reduced its post-retirement benefit obligation by $53 million as of December 31, 2004. The reduction in obligation is accounted for as an actuarial gain in accordance with FSP 106-2. As a result, the gain will be aggregated with other unrecognized gains and losses, with the portion of such net amount in excess of 10% of the underlying obligations being amortized over various periods relating to the expected lifetimes or expected future working lifetimes of the related participants, depending on the plan. Future authoritative regulations issued by the CMS, including further guidance on determining eligibility for the subsidy, could require the Company to re-determine the impact of this legislation.
      The weighted-average range of discount rate assumptions used to determine net post-retirement benefit cost were:

	Successor			Predecessor

	Years Ended		Ten Months	Two Months
	December 31,		Ended	Ended
			December 31,	February 28,
	2005	2004	2003	2003

Discount rate	5.78%	6.23%	6.25%	6.34%

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      The discount rate and assumed health care cost trend rates used in the measurement of the benefit obligation as of the October 31 measurement dates were:

	2005		2004

	U.S.	Canada	U.S.	Canada

Discount rate	5.50%	5.25%	5.75%	6.00%
Initial health care cost trend rate at end of year	10.00%	9.00%	10.50%	9.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2011	2014	2011	2013
      A one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One-Percentage-Point

	Increase	Decrease

	(Dollars in millions)
Effect on total of service and interest cost components for the year ended December 31, 2005	$8	$(6)
Effect on post-retirement benefit obligations as of October 31, 2005	$93	$(73)
      Contributions. The Company funds its OPEB obligations on a pay-as-you-go basis. The Company expects to contribute approximately $54 million on a pay-as-you-go basis in 2006.
      Expected Future Post-Retirement Benefit Payments. The following post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ended December 31,
(Dollars in millions)
2006	$54
2007	56
2008	57
2009	58
2010	58
2011 - 2015	288

15.	Debt
      Total outstanding debt of the Company consisted of the following:

	As of December 31,

	2005	2004

	(Dollars in millions)
Short-term debt	$98	$40

Long-term debt:
Senior Notes	$964	$1,063
Senior Subordinated Notes	291	306
Term Loan facilities	1,593	1,512
Revolving credit facility	—	—
Lucas Industries Limited debentures due 2020	181	202
Capitalized leases	47	39
Other borrowings	62	19

Total long-term debt	3,138	3,141
Less current portion	37	19

Long-term debt, net of current portion	$3,101	$3,122

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      The weighted average interest rates on the Company’s debt as of December 31, 2005 and 2004 were 7.7% and 6.9%, respectively. The maturities of long-term debt outstanding as of December 31, 2005 were:

Years Ended December 31,
(Dollars in millions)
2006	$37
2007	91
2008	186
2009	170
2010	350
Thereafter	2,304
      See “Other Borrowings” below and Note 3 for repayment activity subsequent to December 31, 2005.

Senior Notes and Senior Subordinated Notes
      In conjunction with the Acquisition, TRW Automotive Inc. issued Senior Notes and Senior Subordinated Notes. The Senior Notes consist of 9 3/8% Senior Notes and 10 1/8% Senior Notes in original principal amounts of $925 million and €200 million, respectively. The Senior Subordinated Notes consist of 11% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes in original principal amounts of $300 million and €125 million, respectively. Interest is payable semi-annually on February 15 and August 15 and maturity is February 15, 2013. The Senior Notes are unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are guaranteed on a senior subordinated unsecured basis, in each case by substantially all existing and future wholly-owned domestic subsidiaries and by TRW Automotive Finance (Luxembourg), S.à.r.l., a restricted Luxembourg subsidiary.
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

Credit Facilities
      Senior Secured Credit Facilities. On December 21, 2004, the Company entered into the Fourth Amended and Restated Credit Agreement dated as of December 17, 2004 with the lenders party thereto. The amended and restated credit agreement provides for $1.9 billion in senior secured credit facilities, consisting of (i) a 5-year $900 million revolving credit facility, (ii) a 5-year $400 million term loan A facility and (iii) a 7.5-year $600 million term loan B facility. The initial draw under these facilities occurred on January 10, 2005 (the “Funding Date”). Proceeds from the facilities were used to refinance the credit facilities existing as of December 31, 2004 (with the exception of the term loan E discussed below), and pay fees and expenses related to the refinancing. In conjunction with the December 21, 2004 refinancing, the Company capitalized $5 million in deferred debt issuance costs in 2004, and capitalized an additional $4 million in January 2005. Further, in December 2004, the Company recorded a loss on retirement of debt of $7 million related to the write-off of debt issuance costs associated with the old revolving facility and certain of the old syndicated term loans. Additionally in 2004, the Company recognized accelerated amortization expense of $3 million on debt

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
issuance costs related to certain of the syndicated term loans not extinguished until the Funding Date. Such amortization is reflected in interest expense on the consolidated statement of operations. In 2005, the Company recognized accelerated amortization expense of $3 million on the remaining debt issuance costs related to those certain syndicated term loans not extinguished until the Funding Date.
      The amended and restated credit agreement also provided for the borrowing of up to $300 million in incremental extensions of credit. On November 18, 2005, the Company completed the borrowing under the credit facility of an additional $300 million through a term loan B-2. Proceeds from this borrowing were used for general corporate purposes. The terms of the term loan B-2 are substantially similar to the terms of the term loan B.
      Borrowings under the credit facilities described above (the “Senior Secured Credit Facilities”) bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the administrative agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR or a eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 31, 2005, the applicable margin for the term loan A and the revolving credit facility was 0.375% with respect to base rate borrowings and 1.375% with respect to eurocurrency borrowings, and the applicable margin for the term loan B, term loan B-2, and the term loan E was 0.50% with respect to base rate borrowings and 1.50% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the revolving credit facility was 0.35%. The commitment fee on the revolving credit facility and the applicable margin on the Senior Secured Credit Facilities are subject to a leverage-based grid.
      The term loan A will amortize in equal quarterly amounts, totaling $60 million in 2007, $160 million in 2008, and $135 million in 2009 with one final installment of $45 million on January 10, 2010, the maturity date. The term loan B will amortize in equal quarterly installments in an amount equal to 1% per annum during the first seven years and three months of its term and in one final installment on June 30, 2012, the maturity date. The term loan B-2 in the amount of $300 million will amortize in equal quarterly installments in an amount equal to 1% per annum during the first six years and three months of its term and in one final installment on its maturity date, June 30, 2012.
      The Senior Secured Credit Facilities are unconditionally guaranteed by the Company and substantially all existing and subsequently acquired domestic subsidiaries of TRW Automotive Inc. (other than the Company’s receivables subsidiaries). Obligations of the foreign subsidiary borrowers are unconditionally guaranteed by the Company, TRW Automotive Inc. and certain foreign subsidiaries of TRW Automotive Inc. The Senior Secured Credit Facilities are secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive Inc. and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of TRW Automotive Inc. and substantially all of its domestic subsidiaries, and 65% of the stock of foreign subsidiaries owned by domestic entities. In addition, foreign borrowings under the Senior Secured Credit Facilities are secured by assets of the foreign borrowers.
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

Debt Covenants
      The Senior Notes, Senior Subordinated Notes and the Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of TRW Automotive Inc. and its subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the Senior Notes and Senior Subordinated Notes), pay certain dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing TRW Automotive Inc.’s indebtedness, including the Senior Notes and Senior Subordinated Notes and the Receivables Facility, and change the business conducted by TRW Automotive Inc. and its subsidiaries. In addition, the new Senior Secured Credit Facilities contain financial covenants relating to: a maximum total leverage ratio and a minimum interest coverage ratio and require certain prepayments from excess cash flows, as defined and in connection with certain asset sales and the incurrence of debt not permitted under the Senior Secured Credit Facilities. As of December 31, 2005, TRW Automotive Inc. was in compliance with all of its financial covenants.

Seller Note
      The Seller Note was recorded at its estimated fair value of $348 million (a discount of $252 million) at the Acquisition date. The combination of the stated rate on the note and amortization of the debt discount yield a 12% effective rate on the Seller Note. At the time of the Acquisition, the Company valued the Seller Note based on a 15-year life and 8% pay-in-kind interest, and determined that the fair value of the Seller Note, and corresponding book value at March 1, 2003, was $348 million using a 12% discount rate.
      On October 10, 2004, the Company entered into a note purchase and settlement agreement with Northrop, Intermediate and an affiliate of Blackstone. The Note Purchase and Settlement Agreement provided for, among other things, Intermediate to make a net cash payment of approximately $494 million to Northrop in respect of the purchase of the Seller Note. The cash payment of approximately $494 million for the Seller Note is net of a credit of approximately $40 million ascribed to the Released Claims as defined below. The proceeds of the term E loan described above, together with cash on hand, were used by Intermediate to purchase the Seller Note pursuant to the Note Purchase and Settlement Agreement on November 12, 2004.
      As of the November 12, 2004 repurchase date, the Seller Note had a book value, including accrued interest, of $422 million, and a face value, including accrued interest, of $685 million. The Company recorded a fourth quarter pre-tax charge of $112 million for loss on retirement of debt resulting primarily from the difference between the purchase price ascribed to the Seller Note and the book value of the Seller Note on the Company’s balance sheet at the time the transaction was completed. This loss is U.S. based and therefore carries no current financial statement tax benefit due to the Company’s tax loss position in this jurisdiction.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      See Note 19 for further discussion of the settlement agreement reached with Northrop.

Other Borrowings
      The Company has borrowings under uncommitted credit agreements in many of the countries in which it operates. These borrowings are primarily in the local foreign currency of the country or region where the Company’s operations are located. The borrowings are from various domestic and international banks at quoted market interest rates. The weighted-average interest rate on short-term borrowings outstanding as of December 31, 2005 and 2004 was 4.1% and 4.0%, respectively.
      On February 2, 2006, the Company repurchased its subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020 for approximately £137 million, or approximately $243 million. This repurchase resulted in a loss on retirement of debt of approximately £32 million, or approximately $57 million, which will be recognized in the Company’s first quarter 2006 results. The Company funded the repurchase from cash on hand.
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
      In November 2005, the Company entered into a series of interest rate swap agreements with a total notional value of $250 million to hedge the variability of interest payments associated with its variable-rate term debt. The swap agreements are expected to settle in January 2008. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of December 31, 2005, the Company recorded an obligation of approximately $1 million related to these interest rate swaps along with corresponding reduction in debt.
      In January 2004, the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. As of December 31, 2005, the Company recorded an obligation of $14 million related to these interest rate swaps resulting from an increase in forward rates, along with a corresponding reduction in debt.

16.	Capital Stock
      Capital Stock of the Company. The Successor was incorporated in Delaware on September 4, 2002. The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share, of which 99,245,259 shares are issued and outstanding as of December 31, 2005, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations under the Company’s stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.
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
      Pursuant to each of the T Rowe Agreement and the Wellington Agreement, the Company filed a registration statement on Form S-3 with the SEC for the registration of the resale of the shares purchased pursuant to those agreements. The registration statement was declared effective on April 12, 2005. Pursuant to the effective registration statement, the First Purchaser, the TRP Investors and the Second Purchasers are able to sell their shares of Common Stock into the market from time to time over a maximum period of two years.
      Initial Public Offering. On February 6, 2004, the Company completed an initial public offering of 24,137,931 shares of Common Stock. Net proceeds from the offering, after deducting underwriting discounts and offering expenses, were approximately $636 million. The Company used approximately $319 million of the net proceeds from the offering to repurchase 12,068,965 shares of Common Stock held by an affiliate of The Blackstone Group L.P. (“Blackstone”) and approximately $317 million of such proceeds to repay a portion of each of the dollar and euro Senior Notes and Senior Subordinated Notes. See Notes 15 and 19. In connection with the offering, the Company effected a 100 for 1 stock split of outstanding shares of Common Stock on January 27, 2004. All share and per share amounts in the consolidated financial statements and these notes thereto have been retroactively adjusted to reflect the 100 for 1 stock split.

17.	Lease Commitments
      The Company leases certain offices, manufacturing and research buildings, machinery, automobiles and computer and other equipment. Such leases, some of which are noncancelable and in many cases include renewals, are set to expire at various dates. The Company pays most maintenance, insurance and tax expenses relating to leased assets. Rental expense for operating leases was $90 million for the year ended December 31, 2005, $88 million for the year ended December 31, 2004, $77 million for the ten months ended December 31, 2003, and $16 million for the two months ended February 28, 2003.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      As of December 31, 2005, the future minimum lease payments for noncancelable capital and operating leases with initial or remaining terms in excess of one year were as follows:

	Capital	Operating
Years Ended December 31,	Leases	Leases

	(Dollars in millions)
2006	$7	$58
2007	8	46
2008	7	41
2009	5	36
2010	9	33
Thereafter	19	56

Total minimum payments required	$55	$270

Less amounts representing interest	8

Present value of net minimum capital lease payments	47
Less current installments	7

Obligations under capital leases, excluding current installments	$40

18.	Share-Based Compensation
      Effective in February 2003, the Company established the TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (the “Plan”), which permits the grant of up to 18,500,000 non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to the employees, directors or consultants of the Company or its affiliates.
      As of December 31, 2005, the Company had approximately 5,865,000 shares of Common Stock available for issuance under the plan. Approximately 10,022,000 options and 561,000 nonvested restricted stock units were outstanding as of the same period. The majority of the options have a 10-year term and vest ratably over five years.
      On March 2, 2005, the Company granted 938,000 stock options and 552,400 restricted stock units to employees and executive officers of the Company pursuant to the Plan. The options have an 8-year life, and both the options and restricted stock units vest ratably over three years. The options have an exercise price equal to the fair value of the stock on the grant date, which was $19.82.
      The total compensation cost recognized for the Plan during the year ended December 31, 2005 was $8 million. Total share-based compensation included $4 million related to restricted stock units and $4 million related to stock option expense recognized a result of adopting the fair value provisions of SFAS 123(R), as previously disclosed. The total compensation cost for the Plan during the year ended December 31, 2004 and 2003, respectively, was de minimis. No income tax benefit was recognized in the consolidated statement of operations, nor was any compensation cost capitalized as part of inventory or fixed assets for the Plan.
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

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      Fair value was estimated at the date of grant using the Black-Scholes option pricing using the following weighted-average assumptions for 2005, 2004 and 2003:

	2005	2004	2003

Expected volatility	28.0%	31.0%	40.0%
Dividend Yield	0.00%	0.00%	0.00%
Expected option life	5.0 years	6.0 years	6.9 years
Risk-free rate	3.70%	3.78%	3.31%
      A summary of stock option activity under the Plan as of December 31, 2005 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Thousands	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value

	(Dollars in millions)
Outstanding at January 1, 2005	9,534	$16.05
Granted	938	19.82
Exercised	(270)	12.41
Forfeited or expired	(180)	16.66

Outstanding at December 31, 2005	10,022	16.49	7.3	$99

Exercisable at December 31, 2005	3,501	16.35	7.3	$35

      The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2005 was $6.32. The weighted-average grant-date fair value of stock options granted during fiscal 2004 and 2003 was $7.10 and $3.81, respectively. The total intrinsic value of options exercised during the year ended December 31, 2005 was $3 million. The total intrinsic value of options exercised during fiscal 2004 and 2003, respectively, was de minimis.
      A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2005, and changes during the year ended December 31, 2005, is presented below:

		Weighted-
	Thousands of	Average
	Restricted	Grant-Date
Nonvested Shares	Stock Units	Fair Value

Nonvested at January 1, 2005	14	$19.73
Granted	559	19.81
Vested	(4)	20.21
Forfeited	(8)	19.82

Nonvested at December 31, 2005	561	$19.81

      As of December 31, 2005, there was $8 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of restricted stock units vested during the years ended December 31, 2005, 2004 and 2003, respectively, was de minimis.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

19.	Related Party Transactions
      Blackstone. In connection with the Acquisition (as defined below), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services, which is included in the consolidated statements of operations for the years ended December 31, 2005 and December 31, 2004 and approximately $4 million of which is included for the ten months ended December 31, 2003.
      The Company used approximately $319 million of the net proceeds from the Company’s February 2004 initial public offering to repurchase 12,068,965 shares of the Company’s Common Stock held by Automotive Investors L.L.C., an affiliate of Blackstone, at a price per share equal to $26.46, which are the proceeds per share received by the Company less the underwriting discounts. See Note 16.
      Northrop. As of December 31, 2005, the Company has recorded certain receivables from Northrop related to tax, environmental and other indemnities in the Master Purchase Agreement between Northrop and an affiliate of Blackstone relating to the Acquisition. During the year ended December 31, 2005, the Company received approximately $9 million from Northrop pursuant to such indemnifications.
      Under the Master Purchase Agreement, the Company is required to indemnify Northrop for certain tax losses or liabilities pertaining to pre-Acquisition periods. This indemnification obligation is capped at $67 million. Initial payments of approximately $30 million were made in 2004. During 2005, the Company made tax payments of approximately $25 million under this indemnification. The Company’s remaining obligation under this indemnity is $12 million, which is expected to be paid in 2006.
      On March 11, 2005, pursuant to the Stock Purchase Agreements with Northrop and an affiliate of Northrop, the Company purchased an aggregate of 7,256,500 shares of Common Stock for an aggregate consideration of approximately $143 million cash. These shares were immediately retired thereafter. Following the transaction, Northrop retained ownership of shares representing 9.9% of the Company’s outstanding Common Stock. See Note 16.
      Pursuant to the Stock Purchase Agreements, Northrop agreed with the Company to amend and restate the stockholders agreement among Northrop, the Company and an affiliate of Blackstone to (i) delete the right of Northrop with respect to demand registration of certain of its shares and (ii) provide that Northrop and its affiliates shall vote its remaining shares of the Company’s Common Stock only in accordance with the instructions provided by such affiliate of Blackstone.
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
      The Note Purchase and Settlement Agreement contains such other releases and terms as are customary for agreements of this kind.

20.	Contingencies
      Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, covering a wide range of matters that arise in the ordinary course of the Company’s business activities with respect to commercial, patent, product liability, environmental and occupational safety and health law matters. In addition, the Company and its subsidiaries are conducting a number of environmental investigations and remedial actions at current and former locations of certain of the Company’s subsidiaries. Along with other companies, certain subsidiaries of the Company have been named potentially responsible parties for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably with respect to the Company or the relevant subsidiary. A reserve estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of Company environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties.
      As of December 31, 2005, the Company had reserves for environmental matters of $64 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position or results of operations. However, the Company cannot predict the effect on the Company’s financial

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
position of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.
      The Company faces an inherent business risk of exposure to product liability and warranty claims in the event that its products actually or allegedly fail to perform as expected or the use of its products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, the Company could experience material warranty or product liability losses in the future. In addition, the Company’s costs to defend the product liability claims have increased over time.
      In October 2000, Kelsey-Hayes Company (formerly known as Fruehauf Corporation) was served with a grand jury subpoena relating to a criminal investigation being conducted by the U.S. Attorney for the Southern District of Illinois. The U.S. attorney has informed the Company that the investigation relates to possible wrongdoing by Kelsey-Hayes Company and others involving certain loans made by Kelsey-Hayes Company’s then-parent corporation to Fruehauf Trailer Corporation, the handling of the trailing liabilities of Fruehauf Corporation and actions in connection with the 1996 bankruptcy of Fruehauf Trailer Corporation. Kelsey-Hayes Company became a wholly-owned subsidiary of Old TRW upon Old TRW’s acquisition of Lucas Varity in 1999 and became the Company’s wholly owned subsidiary in connection with the Acquisition. The Company has cooperated with this investigation, but is not aware of any activity on this investigation since the fall of 2002. Due to this inactivity, the Company no longer believes that this investigation is ongoing or will have a financial impact on the Company.
      While certain of the Company’s subsidiaries have been subject in recent years to asbestos-related claims, management believes that such claims will not have a material adverse effect on the Company’s financial condition or results of operations. In general, these claims seek damages for illnesses alleged to have resulted from exposure to asbestos used in certain components sold by the Company’s subsidiaries. Management believes that the majority of the claimants were assembly workers at the major U.S. automobile manufacturers. The vast majority of these claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. Management believes that, to the extent any of the products sold by the Company’s subsidiaries and at issue in these cases contained asbestos, the asbestos was encapsulated. Based upon several years of experience with such claims, management believes that only a small proportion of the claimants has or will ever develop any asbestos-related impairment.
      Neither settlement costs in connection with asbestos claims nor annual legal fees to defend these claims have been material in the past. These claims are strongly disputed by the Company and it has been its policy to defend against them aggressively. Many of these cases have been dismissed without any payment whatsoever. Moreover, there is significant insurance coverage with solvent carriers with respect to these claims. However, while costs to defend and settle these claims in the past have not been material, there can be no assurances that this will remain so in the future.
      Management believes that the ultimate resolution of the foregoing matters will not have a material effect on the Company’s financial condition or results of operations.

21.	Operating Segments
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
      Segment Information. The Company designs, manufactures and sells a broad range of steering, suspension and braking products, seat belts, air bags, steering wheels, safety electronics, engine valves, engineered fastening body control systems and other components and systems for passenger cars, light trucks and commercial vehicles. A description of the products and services provided by each of the operating segments follows.

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
      The accounting policies of the operating segments were the same as those described in Note 2 under “Summary of Significant Accounting Policies.” The Company evaluates operating performance based on segment earnings before taxes and segment assets.
      The following income and expense items are not included in segment profit before taxes:

•	Corporate expense and other, which primarily represents costs associated with corporate staff and related expenses, including certain litigation and net employee benefits income (expense). For the two months ended February 28, 2003, corporate expense includes an allocation of TRW and Northrop’s cost to reflect the services provided to the Predecessor or benefits received by the Predecessor.

•	Financing cost, which represents debt-related interest, including interest allocated from TRW and Northrop and accounts receivable securitization costs.
      The following table presents certain financial information by segment:

	Successor			Predecessor

	Years Ended		Ten Months	Two Months
	December 31,		Ended	Ended
			December 31,	February 28,
	2005	2004	2003	2003

		(Dollars in millions)
Sales to external customers:
Chassis Systems	$7,197	$6,950	$5,424	$1,110
Occupant Safety Systems	3,755	3,438	2,751	555
Automotive Components	1,691	1,623	1,260	251

Total sales	$12,643	$12,011	$9,435	$1,916

Earnings before taxes:
Chassis Systems	$258	$258	$127	$46
Occupant Safety Systems	314	327	216	53
Automotive Components	88	102	90	26

Segment earnings before taxes	660	687	433	125
Corporate expense and other	(94)	(104)	(93)	(28)
Financing costs	(231)	(252)	(312)	(47)
Loss on retirement of debt	(7)	(167)	(31)	—

Earnings before income taxes	$328	$164	$(3)	$50

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

	Successor			Predecessor

	Years Ended		Ten Months	Two Months
	December 31,		Ended	Ended
			December 31,	February 28,
	2005	2004	2003	2003

		(Dollars in millions)
Capital expenditures:
Chassis Systems	$275	$286	$206	$30
Occupant Safety Systems	146	132	65	27
Automotive Components	79	73	76	9
Corporate	3	2	3	—

	$503	$493	$350	$66

Depreciation and amortization:
Chassis Systems	$271	$255	$201	$47
Occupant Safety Systems	142	146	129	22
Automotive Components	93	92	76	10
Corporate	3	4	1	5

	$509	$497	$407	$84

Intersegment sales:
Chassis Systems	$10	$5	$1	$—
Occupant Safety Systems	88	29	8	1
Automotive Components	42	51	39	7

	$140	$85	$48	$8

      The Company accounts for intersegment sales or transfers at current market prices.
      The following table presents certain balance sheet information by business segment:

	As of December 31,

	2005	2004

	(Dollars in millions)
Segment assets:
Chassis Systems	$3,958	$4,156
Occupant Safety Systems	2,775	2,384
Automotive Components	1,614	1,725

Segment assets	8,347	8,265
Corporate assets	1,583	1,582

Identifiable assets	9,930	9,847
Deferred tax assets	300	267

Total assets	$10,230	$10,114

      Corporate assets principally consist of cash and cash equivalents and accounts receivable included within our accounts receivable securitization programs.

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)
      Geographic Information. The following table presents certain information concerning principal geographic areas:

	United		United
	States	Germany	Kingdom	All Other	Total

	(Dollars in millions)
Sales to external customers:
Year ended December 31, 2005	$3,954	$2,739	$849	$5,101	$12,643
Year ended December 31, 2004	3,798	2,546	925	4,742	12,011
Ten months ended December 31, 2003	3,382	1,646	603	3,804	9,435
Two months ended February 28, 2003	743	334	115	724	1,916
Property, plant and equipment — net:
As of December 31, 2005	$679	$475	$194	$1,190	$2,538
As of December 31, 2004	693	557	236	1,149	2,635
      Sales are attributable to geographic areas based on the location of the assets generating the sales. Inter-area sales are not significant to the total sales of any geographic area.
      Customer Concentration. Sales to the Company’s four largest end-customers (including sales within the vehicle manufacturer’s group) on a worldwide basis are as follows:

					Aggregate
	Ford	Daimler		General	Percent of
	Motor	Chrysler	Volkswagen	Motors	Total
	Company	AG	AG	Corporation	Sales

	(Dollars in millions)
Year ended December 31, 2005	$2,037	$1,819	$1,804	$1,427	56%
Year ended December 31, 2004	2,071	1,838	1,710	1,332	58%
Ten months ended December 31, 2003	1,736	1,538	1,446	1,252	63%
Two months ended February 28, 2003	347	312	252	247	60%

22.	Quarterly Financial Information (Unaudited)

	First Quarter

	Successor			Predecessor

	Three Months Ended		One Month	Two Months
			Ended	Ended
	April 1,	March 26,	March 27,	February 28,
	2005	2004	2003	2003

	(Dollars in millions, except per share amounts)
Sales	$3,225	$2,923	$940	$1,916
Gross profit	364	324	78	232
Restructuring	(8)	(5)	(1)	(3)
Merger-related transaction costs	—	—	—	(6)
Loss on retirement of debt	—	(47)	—	—
Earnings (losses) before income taxes	96	43	(29)	50
Net earnings (losses)	50	2	(46)	31
Basic earnings (losses) per share	$0.51	$0.02	$(0.53)	N/A
Diluted earnings (losses) per share	$0.50	$0.02	$(0.53)	N/A

TRW Automotive Holdings Corp.
Notes to Consolidated and Combined Financial Statements — (Continued)

	Second Quarter

	Three Months Ended

	July 1,	June 25,	June 27,
	2005	2004	2003

	(Dollars in millions)
Sales	$3,365	$3,163	$2,977
Gross profit	406	380	351
Restructuring	(11)	(8)	(2)
Asset impairments	(2)	—	—
Loss on retirement of debt	(7)	(1)	—
Earnings before income taxes	136	141	13
Net earnings (losses)	85	76	(20)
Basic earnings (losses) per share	$0.86	$0.77	$(0.23)
Diluted earnings (losses) per share	$0.83	$0.75	$(0.23)

	Third Quarter

	Three Months Ended

	September 30,	September 24,	September 26,
	2005	2004	2003

	(Dollars in millions, except per share amounts)
Sales	$2,917	$2,739	$2,536
Gross profit	294	281	250
Restructuring	(22)	(5)	(13)
Asset impairments	(13)	—	—
Loss on retirement of debt	—	—	(31)
Earnings (losses) before income taxes	15	35	(43)
Net earnings (losses)	10	13	(34)
Basic and diluted earnings (losses) per share	$0.10	$0.13	$(0.39)

	Fourth Quarter

	Three Months Ended
	December 31,

	2005	2004	2003

	(Dollars in millions, except per
	share amounts)
Sales	$3,136	$3,186	$2,982
Gross profit	330	345	316
Restructuring	(40)	(19)	(13)
Asset impairments	(11)	(1)	—
Loss on retirement of debt	—	(119)	—
Earnings (losses) before income taxes	81	(55)	56
Net earnings (losses)	59	(62)	(1)
Basic earnings (losses) per share	$0.59	$(0.63)	$(0.01)
Diluted earnings (losses) per share	$0.57	$(0.63)	$(0.01)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of TRW Automotive Holdings Corp.
Livonia, Michigan
      We have audited the accompanying consolidated balance sheets of TRW Automotive Holdings Corp. as of December 31, 2005 and 2004, and the related consolidated and combined statements of operations, cash flows and changes in stockholders’ equity for the years ended December 31, 2005 and 2004, the ten months ended December 31, 2003 and the two months ended February 28, 2003 (predecessor company). Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRW Automotive Holdings Corp. at December 31, 2005 and 2004 and the consolidated and combined results of its operations and its cash flows for the years ended December 31, 2005 and 2004, the ten months ended December 31, 2003 and the two months ended February 28, 2003 (predecessor company) in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TRW Automotive Holdings Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Troy, Michigan
February 20, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of TRW Automotive Holdings Corp.
Livonia, Michigan
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that TRW Automotive Holdings Corp. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Dalphi Metal Espana, S.A. (“Dalphimetal”), which is included in the 2005 consolidated financial statements of the Company and constituted $435 million and $144 million of total and net assets, respectively, as of December 31, 2005 and $75 million and less than $1 million of revenues and net income, respectively, for the year then ended. The scope of management’s assessment as of December 31, 2005 did not include an assessment of the internal control over financial reporting for Dalphimetal, which was acquired by the Company in a purchase business combination on October 27, 2005. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Dalphimetal.

      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated and combined statements of operations, cash flows and changes in stockholders’ equity for the years ended December 31, 2005 and 2004, the ten months ended December 31, 2003 and the two months ended February 28, 2003 (predecessor company), and the financial statement schedule listed in the Index at Item 15(a)(2), and our report dated February 20, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Troy, Michigan
February 20, 2006

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005, have concluded that the Company’s disclosure controls and procedures are adequate and effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed under the Securities Exchange Act of 1934.
      Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.
      Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005. The assessment was based on criteria established in the framework entitled, Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
      The scope of management’s assessment as of December 31, 2005 did not include an assessment of the internal control over financial reporting for Dalphi Metal Espana, S.A. (“Dalphimetal”), which was acquired by the Company in a purchase business combination on October 27, 2005. For the fiscal year ending December 31, 2006, the scope of management’s assessment on internal control over financial reporting will include the acquired Dalphimetal operations.
      Based on this assessment, using the criteria referenced above, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report included herein.
      Changes in Internal Control Over Financial Reporting. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting subsequent to the date of their evaluation.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by Item 10 regarding executive officers, directors and the Company’s controlled company status under the rules of the New York Stock Exchange is incorporated by reference from the information under the captions “Executive Officers” and “The Board of Directors” in TRW’s definitive Proxy Statement for the 2006 Annual Meeting of the Stockholders (the “Proxy Statement”), which will be filed within 120 days after December 31, 2005. The information required by Item 10 regarding the audit committee, audit committee financial expert disclosure and our code of ethics is incorporated by reference from the information under the captions “Committees of the Board of Directors — Audit Committee” and “— Code of Ethics” in the Proxy Statement. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not, to the best of our knowledge, be contained in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by Item 11 is incorporated by reference from the information under the following captions in the Proxy Statement: “Compensation of Directors”, “Compensation of Executive Officers”, “Summary Compensation Table”, “Option Grants in Last Fiscal Year”, “Aggregated Option Exercises in Last Fiscal Year and Option Values at Fiscal Year End”, “Pension Plan Information”, “Employment Agreements”, and “Deferred Compensation Plan”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by Item 12 relating to security ownership is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.
      The information required by Item 12 relating to securities authorized for issuance under equity compensation plans is set forth in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” in this Form 10-K.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      a) 1. Financial Statements

Page No.

Consolidated and Combined Statements of Operations for the years ended December 31, 2005 and December 31, 2004, the ten months ended December 31, 2003 (Successor) and the two months ended February 28, 2003 (Predecessor)	46
Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004	47
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2005 and December 31, 2004, the ten months ended December 31, 2003 (Successor) and the two months ended February 28, 2003 (Predecessor)	48
Consolidated and Combined Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005 and December 31, 2004, the ten months ended December 31, 2003 (Successor) and the two months ended February 28, 2003 (Predecessor)	49
Notes to Consolidated and Combined Financial Statements	50
Reports of Ernst & Young LLP, independent registered public accounting firm	89
      2. Financial Statement Schedule —
SCHEDULE II
Valuation and Qualifying Accounts for
the years ended December 31, 2005 and 2004,
and the ten months ended December 31, 2003

			Charged
	Balance at	Charged to	(Credited)				Balance at
	Beginning	Costs and	to Other				End of
	of Period	Expenses	Accounts		Deductions		Period

	(Dollars in millions)
Year ended December 31, 2005
Allowance for doubtful accounts	$39	$17	$—		$(16	)(a)	$40
Deferred tax asset valuation allowance	320	(5)	117	(b)(d)	(2	)(c)	430
Year ended December 31, 2004
Allowance for doubtful accounts	$45	$12	$—		$(18	)(a)	$39
Deferred tax asset valuation allowance	237	51	35	(b)(d)	(3	)(c)	320
Ten months ended December 31, 2003
Allowance for doubtful accounts	$56	$3	$—		$(14	)(a)	$45
Deferred tax asset valuation allowance	315	48	(123	)(b)	(3	)(c)	237

(a)	Uncollectible accounts charged off, net of recoveries.

(b)	Accumulated other comprehensive losses for foreign currency translation relating to undistributed foreign earnings and reclassifications amongst deferred tax accounts.

(c)	Goodwill for utilization of net operating losses.

(d)	Realization of deferred tax liabilities recorded in purchase accounting.
      The other schedules have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated and Combined Financial Statements or notes thereto.

      3. Exhibits (including those incorporated by reference)

Exhibit
Number	Exhibit Name

2.1	The Master Purchase Agreement, dated as of November 18, 2002 between BCP Acquisition Company L.L.C. and Northrop Grumman Corporation (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

2.2	Amendment No. 1, dated December 20, 2002, to the Master Purchase Agreement, dated as of November 18, 2002, among BCP Acquisition Company L.L.C., Northrop Grumman Corporation, TRW Inc. and TRW Automotive Inc. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

2.3	Amendment No. 2, dated February 28, 2003, to the Master Purchase Agreement, dated as of November 18, 2002, among BCP Acquisition Company L.L.C., Northrop Grumman Corporation, Northrop Grumman Space & Mission Systems Corp. and TRW Automotive Inc. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

2.4	Agreement for the Purchase and Sale of Shares By and Among TRW Automotive Inc, Automotive Holdings (Spain) SL and Ms. Nuria Castellón García, Mr. Luis Gras Tous, Ms. Maria Luisa Gras Castellón and Mr. José Ramón Sanz Pinedo, dated September 6, 2005 (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 1, 2005)

2.5	Schedule 8.1, Representations and Warranties of the Sellers, to the Agreement for the Purchase and Sale of Shares By and Among TRW Automotive Inc, Automotive Holdings (Spain) SL and Ms. Nuria Castellón García, Mr. Luis Gras Tous, Ms. Maria Luisa Gras Castellón and Mr. José Ramón Sanz Pinedo, dated September 6, 2005 (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 1, 2005)

3.1	Amended and Restated Certificate of Incorporation of TRW Automotive Holdings Corp. (Incorporated by reference to the Annual Report Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2003)

3.2	Third Amended and Restated By-Laws of TRW Automotive Holdings Corp. (Incorporated by reference to the Current Report Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 17, 2004)

4.1	Form of Certificate of Common Stock (Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 26, 2004)

4.2	Dollar Senior Notes Indenture dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

4.3	Dollar Senior Notes Supplemental Indenture dated as of February 28, 2003 among the New Guarantors (as defined therein), TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

4.4	Dollar Senior Subordinated Notes Indenture dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

4.5	Dollar Senior Subordinated Notes Supplemental Indenture dated as of February 28, 2003 among the New Guarantors (as defined therein), TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

4.6	Euro Senior Notes Indenture dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

Exhibit
Number	Exhibit Name

4.7	Euro Senior Notes Supplemental Indenture dated as of February 28, 2003 among the New Guarantors (as defined therein), TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

4.8	Euro Senior Subordinated Notes Indenture dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

4.9	Euro Senior Subordinated Notes Supplemental Indenture dated as of February 28, 2003 among the New Guarantors (as defined therein), TRW Automotive Acquisition Corp. and The Bank of New York, as Trustee (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

4.10	9 3/8% $925,000,000 Senior Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and J.P. Morgan Securities Inc. for itself and on behalf of the Dollar Initial Purchaser (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

4.11	Joinder to the 9 3/8% $925,000,000 Senior Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 28, 2003 among TRW Automotive Acquisition Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Inc. for itself and on behalf of the Dollar Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

4.12	10 1/8% €200,000,000 Senior Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and J.P. Morgan Securities Ltd. for itself and on behalf of the Euro Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

4.13	Joinder to the 10 1/8% €200,000,000 Senior Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 28, 2003 among TRW Automotive Acquisition Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Ltd. for itself and on behalf of the Euro Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

4.14	11% $300,000,000 Senior Subordinated Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and J.P. Morgan Securities Inc. for itself and on behalf of the Dollar Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

4.15	Joinder to the 11% $300,000,000 Senior Subordinated Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 28, 2003 among TRW Automotive Acquisition Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Inc. for itself and on behalf of the Dollar Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

4.16	11 3/4% €125,000,000 Senior Subordinated Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 18, 2003 between TRW Automotive Acquisition Corp. and J.P. Morgan Securities Ltd. for itself and on behalf of the Euro Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

4.17	Joinder to the 11 3/4% €125,000,000 Senior Subordinated Notes Due 2013 Exchange and Registration Rights Agreement dated as of February 28, 2003 among TRW Automotive Acquisition Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Ltd. for itself and on behalf of the Euro Initial Purchasers (as defined therein) (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

Exhibit
Number	Exhibit Name

4.18	Euro Senior Notes Second Supplemental Indenture dated as of December 5, 2003 among the Guarantors (as defined therein), TRW Automotive Inc. (formerly known as TRW Automotive Acquisition Corp.) and The Bank of New York, as Trustee (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 15, 2004)

4.19	Euro Senior Subordinated Notes Second Supplemental Indenture dated as of December 5, 2003 among the Guarantors (as defined therein), TRW Automotive Inc. (formerly known as TRW Automotive Acquisition Corp.) and The Bank of New York, as Trustee (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 15, 2004)

4.20	Form of Rights Agreement dated January 23, 2004 between TRW Automotive Holdings Corp. and National City Bank as Rights Agent (Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 26, 2004)

10.1	Fourth Amended and Restated Credit Agreement dated as of December 17, 2004, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Foreign Subsidiary Borrowers party hereto, the Lenders party hereto from time to time, JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank) as Administrative Agent and as Collateral Agent for the Lenders, Bank of America, N.A. and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents, and Credit Suisse First Boston and The Bank of Nova Scotia, as Co-Documentation Agents (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)

10.2	U.S. Guarantee and Collateral Agreement, dated and effective as of February 28, 2003, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Acquisition Corp., each other subsidiary of TRW Automotive Holdings Corp. party thereto, TRW Automotive Finance (Luxembourg), S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

10.3	Finco Guarantee Agreement, dated as of February 28, 2003, between TRW Automotive Finance (Luxembourg), S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

10.4	First-Tier Subsidiary Pledge Agreement, dated and effective as of February 28, 2003, among TRW Automotive Acquisition Corp., each subsidiary of TRW Automotive Acquisition Corp. party thereto and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

10.5	Receivables Purchase Agreement, dated as of February 28, 2003, among Kelsey-Hayes Company, TRW Automotive U.S. LLC, TRW Vehicle Safety Systems Inc. and Lake Center Industries Transportation, Inc. as sellers, TRW Automotive U.S. LLC, as seller agent and TRW Automotive Receivables LLC, as buyer (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

10.6	Amended and Restated Transfer Agreement, dated as of December 31, 2004, between TRW Automotive Receivables LLC and TRW Automotive Global Receivables LLC (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)

10.7	Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders from time to time parties hereto, the committed lenders from time to time parties hereto, JPMorgan Chase Bank, N.A., Credit Suisse First Boston, The Bank of Nova Scotia, Suntrust Capital Markets, Inc. and Dresdner Bank AG, New York Branch, as funding agents and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)

Exhibit
Number	Exhibit Name

10.8	Amended and Restated Servicing Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, TRW Automotive U.S. LLC, as collection agent, the Persons identified on Schedule I thereto, as sub-collection agents, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)

10.9	Amended and Restated Performance Guaranty, dated as of December 31, 2004, among TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Persons identified on Schedule IV thereto, as performance guarantors, TRW Automotive Receivables LLC, TRW Automotive Global Receivables LLC, and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)

10.10	Trust deed constituting £100,000,000 10% Bonds Due 2020, dated January 10, 1989, between Lucas Industries plc and The Law Debenture Trust Corporation p.l.c. (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003)

10.11	Intellectual Property License Agreement, dated as of February 28, 2003, between TRW Automotive Acquisition Corp. and Northrop Grumman Corporation (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

10.12	Intellectual Property License Agreement, dated as of February 28, 2003, between Northrop Grumman Corporation and TRW Automotive Acquisition Corp. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

10.13	Restricted Stock Unit Agreement with Francois J. Castaing dated June 18, 2004 (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp. (File No. 001-31970) filed July 28, 2004)
10.14	Employee Matters Agreement, dated as of February 28, 2003, between TRW Inc. and Roadster Acquisition Corp. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

10.15	Insurance Allocation Agreement, dated as of February 28, 2003, between Northrop Grumman Space and Mission Systems Corp. and TRW Automotive Acquisition Corp. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

10.16	Second Amended and Restated Stockholders Agreement, dated as of January 28, 2004, between TRW Automotive Holdings Corp., Automotive Investors L.L.C. and Northrop Grumman Corporation (Incorporated by reference to Amendment No. 7 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 29, 2004)

10.17	Transaction and Monitoring Fee Agreement, dated as of February 28, 2003, between TRW Automotive Holdings Corp. and Blackstone Management Partners IV L.L.C. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

10.18	Employee Stockholders Agreement, dated as of February 28, 2003, by and among TRW Automotive Holdings Corp. and the other parties named therein (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

10.19	Consent, dated as of April 4, 2003, between TRW Automotive Holdings Corp. and Automotive Investors L.L.C. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

10.20	Amended and Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 26, 2004)

Exhibit
Number	Exhibit Name

10.21	Form of General Non-Qualified Stock Option Agreement (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

10.22	Employment Agreement, dated as of February 6, 2003 between TRW Automotive Acquisition Corp., TRW Limited and John C. Plant (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

10.23	Employment Agreement, dated as of February 28, 2003 by and between TRW Automotive Acquisition Corp., TRW Limited and Steven Lunn (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

10.24	Employment Agreement, dated as of February 27, 2003 by and between TRW Limited and Peter J. Lake (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

10.25	Employment Agreement, dated as of February 13, 2003 by and between TRW Automotive Acquisition Corp. and Joseph S. Cantie (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

10.26	Employment Agreement dated as of February 13, 2003 by and between TRW Automotive Acquisition Corp. and David L. Bialosky (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

10.27	Amended and Restated TRW Automotive Supplemental Retirement Income Plan, dated February 27, 2003 (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

10.28	Letter Agreement, dated May 27, 2003, between John C. Plant and TRW Automotive Inc. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

10.29	Lucas Funded Executive Pension Scheme No. 4 (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003)

10.30	Lucas Funded Executive Pension Scheme No. 4 — Plan document relating to previously filed Trust Agreement (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)

10.31	Executive Supplemental Retirement Plan of TRW Automotive Inc., effective February 28, 2003 (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)

10.32	TRW Automotive Benefits Equalization Plan (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003)

10.33	TRW Automotive Deferred Compensation Plan (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003)

10.34	Note Purchase and Settlement Agreement dated as of October 10, 2004 among TRW Automotive Intermediate Holdings Corp., TRW Automotive Holdings Corp., Automotive Investors L.L.C., Northrop Grumman Corporation and Northrop Grumman Space & Mission Systems Corp. (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)

10.35	Form of Share Repurchase Agreement between TRW Automotive Holdings Corp. and Automotive Investors L.L.C. (Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 26, 2004)

Exhibit
Number	Exhibit Name

10.36	Amendment No. 6, dated as of December 31, 2004, to the Receivables Loan Agreement, dated as of February 27, 2003, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders and the funding agents party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)

10.37	Amendment dated as of April 30, 2004 to Employment Agreement of Peter J. Lake (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)

10.38	Amendment dated as of April 30, 2004 to Employment Agreement of David L. Bialosky (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)

10.39	Amendment dated as of April 30, 2004 to Employment Agreement of Joseph S. Cantie (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)

10.40	Amendment dated as of December 16, 2004 to Employment Agreement of John C. Plant (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)

10.41	Amendment dated as of December 16, 2004 to Employment Agreement of Steven Lunn (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.42	Second Amendment dated as of December 16, 2004 to Employment Agreement of Peter J. Lake (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)

10.43	Second Amendment dated as of December 16, 2004 to Employment Agreement of David L. Bialosky (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)

10.44	Second Amendment dated as of December 16, 2004 to Employment Agreement of Joseph S. Cantie (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)

10.45	Amendment dated as of December 16, 2004 to Employment Agreement of Neil E. Marchuk (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)

10.46	Second Amendment dated as of February 22, 2005 to Employment Agreement of John C. Plant (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)

10.47	Employment Agreement dated as of August 16, 2004 by and between TRW Automotive Inc. and Neil E. Marchuk (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)

10.48	Restricted Stock Unit Agreement by and between TRW Automotive Holdings Corp. and J. Michael Losh, dated April 2, 2004 (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)

10.49	Restricted Stock Unit Agreement by and between TRW Automotive Holdings Corp. and Neil E. Marchuk, dated September 7, 2004 (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)

10.50	Restricted Stock Agreement by and between TRW Automotive Holdings Corp. and Neil E. Marchuk, dated September 7, 2004 (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)

10.51	Director Offer Letter to J. Michael Losh, dated November 7, 2003 (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)

Exhibit
Number	Exhibit Name

10.52	Director Offer Letter to Francois J. Castaing, dated March 31, 2004 (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)

10.53	Director Offer Letter to Jody Miller, dated January 7, 2005 (Incorporated by reference to the Current Report on form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed February 1, 2005)

10.54	Amendment No. 1 dated as of February 4, 2005 to the Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders, the funding agents and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)

10.55	Amendment No. 1, dated as of December 31, 2004 to Receivables Purchase Agreement, dated as of February 28, 2003, among Kelsey-Hayes Company, TRW Automotive U.S. LLC, TRW Vehicle Safety Systems Inc. and Lake Center Industries Transportation, Inc., as sellers, TRW Automotive U.S. LLC, as seller agent and TRW Automotive Receivables LLC, as buyer (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)

10.56	Chief Executive Officer Non-Qualified Stock Option Agreement (Incorporated by reference to the Current Report Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed February 25, 2005)

10.57	Executive Officer Non-Qualified Stock Option Agreement (Incorporated by reference to the Current Report Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed February 25, 2005)

10.58	Chief Executive Officer Restricted Stock Unit Agreement (Incorporated by reference to the Current Report Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed February 25, 2005)

10.59	Executive Officer Restricted Stock Unit Agreement (Incorporated by reference to the Current Report Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed February 25, 2005)

10.60	Director Restricted Stock Unit Agreement (Incorporated by reference to the Current Report Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed February 25, 2005)

10.61	Amendment No. 1 dated as of March 15, 2005, to the Fourth Amended And Restated Credit Agreement dated as of December 17, 2004, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Foreign Subsidiary Borrowers party thereto, the Lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent for the Lenders, Bank Of America, N.A. and Goldman Sachs Credit Partners L.P., as co-syndication agents, and Credit Suisse First Boston and The Bank Of Nova Scotia, as co-documentation agents (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 5, 2005)

10.62	First Stock Purchase Agreement dated as of March 8, 2005, by and among TRW Automotive Holdings Corp., Northrop Grumman Corporation, and Richmond U.K. Inc. (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 5, 2005)

10.63	Second Stock Purchase Agreement dated as of March 8, 2005, by and among TRW Automotive Holdings Corp., Northrop Grumman Corporation, and Richmond U.K. Inc. (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 5, 2005)

Exhibit
Number		Exhibit Name

10.64		Stock Purchase And Registration Rights Agreement dated as of March 8, 2005, between TRW Automotive Holdings Corp., and T. Rowe Price Associates, Inc. (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 5, 2005)

10.65		Stock Purchase And Registration Rights Agreement dated as of March 8, 2005, between TRW Automotive Holdings Corp., and certain investment advisory client accounts of Wellington Management Company, llp (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 5, 2005)

10.66		Amendment No. 2 dated as of May 2, 2005 to Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders, the funding agents and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 5, 2005)

10.67		Third Amendment dated as of July 29, 2005 to Employment Agreement of Peter J. Lake (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2005)

10.68		Third Amendment dated as of July 29, 2005 to Employment Agreement of David L. Bialosky (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2005)

10.69		Third Amendment dated as of July 29, 2005 to Employment Agreement of Joseph S. Cantie (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2005)

10.70		Second Amendment dated as of July 29, 2005 to Employment Agreement of Neil E. Marchuk (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2005)

10	.71*	First Supplemental Trust Deed, dated February 1, 2006, in respect of the Trust Deed, dated January 10, 1989 (as amended or supplemented from time to time) between Lucas Industries Limited and The Law Debenture Trust Corporation p.l.c. as Trustee

10	.72*	Incremental Facility Amendment dated as of November 18, 2005, among TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the incremental lenders and JPMorgan Chase Bank, N.A., as administrative agent, to the Fourth Amended and Restated Credit Agreement dated as of December 17, 2004 (as previously amended on March 15, 2005), among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., the U.S. Borrower, the foreign subsidiary borrowers party thereto, the lenders party thereto from time to time, the Administrative Agent, Bank of America, N.A. and Goldman Sachs Credit Partners L.P., each as co-syndication agent, and Credit Suisse First Boston and The Bank of Nova Scotia, each as co-documentation agent

21	.1*	List of Subsidiaries

23	.1*	Consent of Ernst & Young, LLP

31	(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31	(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32	(a)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

32	(b)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

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

Joseph S. Cantie
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)
Date: February 23, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 23, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JOHN C. PLANT John C. Plant	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOSEPH S. CANTIE Joseph S. Cantie	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ TAMMY S. MITCHELL Tammy S. Mitchell	Controller (Principal Accounting Officer)

/s/ FRANCOIS J. CASTAING Francois J. Castaing	Director

/s/ ROBERT L. FRIEDMAN Robert L. Friedman	Director

/s/ MATTHEW KABAKER Matthew Kabaker	Director

/s/ J. MICHAEL LOSH J. Michael Losh	Director

/s/ JODY G. MILLER Jody G. Miller	Director

/s/ PAUL H. O’NEILL Paul H. O’Neill	Director

/s/ NEIL P. SIMPKINS Neil P. Simpkins	Director

Exhibit Index

Exhibit
Number		Exhibit Name

10.71		First Supplemental Trust Deed, dated February 1, 2006, in respect of the Trust Deed, dated January 10, 1989 (as amended or supplemented from time to time) between Lucas Industries Limited and The Law Debenture Trust Corporation p.l.c. as Trustee

10.72		Incremental Facility Amendment dated as of November 18, 2005, among TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the incremental lenders and JPMorgan Chase Bank, N.A., as administrative agent, to the Fourth Amended and Restated Credit Agreement dated as of December 17, 2004 (as previously amended on March 15, 2005), among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., the U.S. Borrower, the foreign subsidiary borrowers party thereto, the lenders party thereto from time to time, the Administrative Agent, Bank of America, N.A. and Goldman Sachs Credit Partners L.P., each as co-syndication agent, and Credit Suisse First Boston and The Bank of Nova Scotia, each as co-documentation agent

21.1		List of Subsidiaries

23.1		Consent of Ernst & Young, LLP

31	(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31	(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32	(a)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

32	(b)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002