Form 10-Q
period 2006-03-31
TRW AUTOMOTIVE HOLDINGS CORP
filed 2006-05-04
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated file ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
As of April 25, 2006, the number of shares outstanding of the registrant’s Common Stock was 99,965,613.

TRW AUTOMOTIVE HOLDINGS CORP.

i

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
TRW AUTOMOTIVE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	March 31,	April 1,
	2006	2005

	(Unaudited)
	(In millions, except per
	share amounts)
Sales	$3,396	$3,225
Cost of sales	3,039	2,915

Gross profit	357	310
Administrative and selling expenses	129	136
Amortization of intangible assets	9	8
Restructuring charges and asset impairments	8	8
Other (income) expense — net	(16)	6

Operating income	227	152
Interest expense — net	60	58
Loss on retirement of debt	57	—
Accounts receivable securitization costs	1	1
Equity in earnings of affiliates, net of tax	(4)	(5)
Minority interest, net of tax	3	2

Earnings before income taxes	110	96
Income tax expense	63	46

Net earnings	$47	$50

Basic earnings per share:
Earnings per share	$0.47	$0.51

Weighted average shares	99.5	99.0

Diluted earnings per share:
Earnings per share	$0.46	$0.50

Weighted average shares	103.0	101.0

See accompanying notes to unaudited condensed consolidated financial statements.

TRW AUTOMOTIVE HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	March 31,	December 31,
	2006	2005

	(Unaudited)
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$373	$659
Marketable securities	17	17
Accounts receivable — net	2,203	1,948
Inventories	709	702
Prepaid expenses and other current assets	278	273

Total current assets	3,580	3,599

Property, plant and equipment — net of accumulated depreciation of $1,302 million and $1,147 million, respectively	2,532	2,538
Goodwill	2,297	2,293
Intangible assets — net	761	769
Prepaid pension cost	235	222
Other assets	834	809

Total assets	$10,239	$10,230

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Short-term debt	$98	$98
Current portion of long-term debt	49	37
Trade accounts payable	1,952	1,865
Accrued compensation	254	280
Other current liabilities	1,358	1,310

Total current liabilities	3,711	3,590

Long-term debt	2,899	3,101
Post-retirement benefits other than pensions	909	917
Pension benefits	795	795
Other long-term liabilities	530	513

Total liabilities	8,844	8,916
Minority interests	107	106
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,151	1,142
Retained earnings	179	132
Accumulated other comprehensive losses	(43)	(67)

Total stockholders’ equity	1,288	1,208

Total liabilities, minority interests, and stockholders’ equity	$10,239	$10,230

See accompanying notes to unaudited condensed consolidated financial statements.

TRW AUTOMOTIVE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 31,	April 1,
	2006	2005

	(Unaudited)
	(Dollars in millions)
Operating Activities
Net earnings	$47	$50
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	132	128
Pension and other post-retirement benefits, net of contributions	(33)	(29)
Net gain on sale of assets	(2)	—
Amortization of deferred financing fees	2	5
Loss on retirement of debt	57	—
Asset impairment charges	1	—
Deferred income taxes	2	(2)
Other — net	(16)	6
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable, net	(213)	(163)
Inventories	8	(2)
Trade accounts payable	49	(45)
Prepaid expense and other assets	(8)	(19)
Other liabilities	(8)	20

Net cash provided by (used in) operating activities	18	(51)
Investing Activities
Capital expenditures	(83)	(83)
Net proceeds from asset sales and divestitures	8	—
Other — net	(1)	—

Net cash used in investing activities	(76)	(83)
Financing Activities
Change in short-term debt	(3)	(1)
Proceeds from issuance of long-term debt	3	1,293
Redemption of long-term debt	(250)	(1,506)
Debt issue costs	—	(4)
Issuance of capital stock, net of fees	—	143
Repurchase of capital stock	—	(143)
Proceeds from exercise of stock options	7	—

Net cash used in financing activities	(243)	(218)
Effect of exchange rate changes on cash	15	(3)

Decrease in cash and cash equivalents	(286)	(355)
Cash and cash equivalents at beginning of period	659	790

Cash and cash equivalents at end of period	$373	$435

See accompanying notes to unaudited condensed consolidated financial statements.

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
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

2.	Basis of Presentation
      These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2006. Certain prior period amounts have been reclassified to conform to the current year presentation.
      The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006.
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
      Earnings per Share. Basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings per share were:

	Three Months Ended

	March 31,	April 1,
	2006	2005

	(In millions)
Weighted average shares outstanding	99.5	99.0
Effect of dilutive securities	3.5	2.0

Diluted shares outstanding	103.0	101.0

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

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the movement in the product warranty liability for the three months ended March 31, 2006 and April 1, 2005:

				Changes in
				Estimates and
		Current	Used for	Effects of
	Beginning	Period	Purposes	Foreign Currency	Ending
	Balance	Accruals	Intended	Translation	Balance

	(Dollars in millions)
Three months ended March 31, 2006	$101	$13	$(6)	$3	$111
Three months ended April 1, 2005	110	17	(9)	(7)	111
      Share-based Compensation. The Company voluntarily adopted the fair value provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) on July 2, 2005, the first day of its third fiscal quarter of 2005. Subsequent to adoption of SFAS No. 123(R), the Company recognized compensation expense related to stock options using the straight-line method over the applicable vesting period.
      Prior to adoption of SFAS No. 123(R), stock options under employee compensation plans were accounted for using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. Pursuant to APB No. 25, no stock-based employee compensation expense was reflected in net earnings if options granted have exercise prices greater than or equal to the market value of the underlying common stock of the Company (“Common Stock”) on the date of grant.
      The following table illustrates the effect on net earnings as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to stock-based employee compensation for all periods prior to the prospective adoption of SFAS No. 123(R):

	Three Months Ended

	March 31,	April 1,
	2006	2005

	(In millions, except
	per share amounts)
Net earnings, as reported	$47	$50
Deduct: Stock-based compensation under SFAS No. 123 fair value method, net of related tax effects of $0	—	(2)

Adjusted net earnings, fair value method	$47	$48

Basic earnings per share:
As reported	$0.47	$0.51

Pro forma	$0.47	$0.49

Diluted earnings per share:
As reported	$0.46	$0.50

Pro forma	$0.46	$0.48

      During the three months ended March 31, 2006, the Company recognized $3 million of share-based compensation expense related to stock options. See Note 12.

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Comprehensive Earnings. The components of comprehensive earnings, net of related tax, are as follows:

	Three Months Ended

	March 31,	April 1,
	2006	2005

	(Dollars in millions)
Net earnings	$47	$50
Foreign currency translation earnings (losses), net	33	(31)
Realized net (losses) gains on cash flow hedges	(9)	13

Comprehensive earnings	$71	$32

      Recent Accounting Pronouncements. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”) which is an amendment of SFAS No. 140. SFAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after fiscal years beginning after September 15, 2006. Adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
      In February 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) which is an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. Adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
      In June 2005, the Emerging Issues Task Force (EITF) issued Issue No. 05-5, “Accounting for Early Retirement or Post-employment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements)” (“EITF 05-5”). EITF 05-5 is effective for fiscal years beginning after December 15, 2005. The Company has various programs that fall under the Altersteilzeit (“ATZ”) program. The adoption of EITF 05-5 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006, and such adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Restructuring Charges and Asset Impairments
      Restructuring charges and asset impairments include the following:

	Three Months Ended

	March 31,	April 1,
	2006	2005

	(Dollars in millions)
Severance and other charges	$7	$8
Asset impairments related to restructuring activities	1	—

Total restructuring charges and asset impairments	$8	$8

Restructuring charges
      Restructuring charges by segment are as follows:

	Three Months Ended

	March 31,	April 1,
	2006	2005

	(Dollars in millions)
Chassis Systems	$6	$4
Occupant Safety Systems	2	2
Automotive Components	—	2

Total restructuring charges	$8	$8

Severance and other charges
      Severance and other charges related to the consolidation of certain facilities by segment are as follows:

	Three Months Ended

	March 31,	April 1,
	2006	2005

	(Dollars in millions)
Chassis Systems	$6	$4
Occupant Safety Systems	1	2
Automotive Components	—	2

Total severance and other charges	$7	$8

      Chassis Systems. For the three months ended March 31, 2006, the Company incurred approximately $2 million charges related to severance, retention and outplacement services at the Company’s Jackson, Michigan facility, and approximately $4 million of charges related to severance and headcount reductions at various other production facilities in its Chassis Systems segment.
      Occupant Safety Systems. The Company incurred approximately $1 million during the three months ended March 31, 2006 for charges related to severance, retention and outplacement services at the Company’s Cookville, Tennessee facility.

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring reserves
      The following table illustrates the movement of the restructuring reserves for severance and other charges:

					Effects of
					Foreign
		Current	Purchase	Used for	Currency
	Beginning	Period	Price	Purposes	Translation	Ending
	Balance	Accruals	Allocation	Intended	and Transfers	Balance

	(Dollars in millions)
Three months ended March 31, 2006	$69	$7	$(5)	$(12)	$1	$60
Three months ended April 1, 2005	49	8	—	(12)	(4)	41
      In conjunction with a recent acquisition, the Company recorded restructuring reserves of approximately $18 million during 2005 for severance and other costs related to the planned closure of certain facilities. Management is finalizing such plan, and during the first quarter of 2006 recorded an adjustment of approximately $5 million to the purchase price allocation in accordance with the provisions of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”
      Of the $60 million restructuring reserve accrued as of March 31, 2006, approximately $34 million is expected to be paid in 2006. The remainder is expected to be paid in 2007 through 2010 and is comprised mainly of involuntary employee termination arrangements outside the United States.

Asset impairments related to restructuring activities
      Occupant Safety Systems. The Company recorded net asset impairments related to restructuring activities of approximately $1 million in its Occupant Safety Systems segment to write down certain buildings to fair value based on current real estate market conditions.

4.	Inventories
      The major classes of inventory are as follows:

	As of

	March 31,	December 31,
	2006	2005

	(Dollars in millions)
Finished products and work in process	$380	$374
Raw materials and supplies	329	328

Total inventories	$709	$702

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Intangible Assets

Goodwill
      The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components
	Segment	Segment	Segment	Total

	(Dollars in millions)
Balance as of December 31, 2005	$892	$928	$473	$2,293
Acquisitions and purchase price adjustments	1	1	—	2
Effects of foreign currency translation	—	2	—	2

Balance as of March 31, 2006	$893	$931	$473	$2,297

      The Company completed its acquisition of a 68.4% interest in Dalphimetal on October 27, 2005. In conjunction with this acquisition, the company recorded $71 million of goodwill, which in accordance with SFAS No. 141, is subject to adjustment while the Company finalizes its purchase price allocation. During the three months ended March 31, 2006, the Company adjusted goodwill in its Occupant Safety Systems segment by approximately $1 million related to Dalphimetal.

Intangible assets
      The following table reflects intangible assets and related amortization:

	As of March 31, 2006			As of December 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Dollars in millions)
Definite-lived intangible assets:
Customer relationships	$488	$(70)	$418	$488	$(64)	$424
Developed technology	81	(31)	50	80	(28)	52
Non-compete agreements	1	—	1	1	—	1

Total	570	$(101)	469	569	$(92)	477

Indefinite-lived intangible assets:
Trademarks	292		292	292		292

Total	$862		$761	$861		$769

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

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Aggregate amortization expense for the three months ended March 31, 2006 and April 1, 2005 was $9 million and $8 million, respectively. The Company expects that ongoing amortization expense will approximate the following over the next five years:

Amortization
Years Ended December 31,	Expense

(Dollars in millions)
2006	$35
2007	35
2008	34
2009	34
2010	34

6.	Other (Income) Expense — Net
      The following table provides details of other (income) expense — net:

	Three Months Ended

	March 31,	April 1,
	2006	2005

	(Dollars in millions)
Provision for bad debts	$3	$13
Net gains on sales of assets	(2)	—
Foreign currency exchange (gains) losses	(3)	5
Royalty and grant income	(6)	(5)
Miscellaneous other income	(8)	(7)

Other (income) expense — net	$(16)	$6

      Net provisions for bad debts of approximately $3 million and $13 million were made during the three month periods ended March 31, 2006 and April 1, 2005, respectively, primarily in conjunction with bankruptcy and administration proceedings of certain of the Company’s customers.

7.	Accounts Receivable Securitization
      The receivables facility, as amended (the “Receivables Facility”), extends until December 2009 and provides up to $250 million in funding principally from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors.
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

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Availability of funding under the Receivables Facility depends primarily upon the outstanding trade accounts receivable balance, and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). As of March 31, 2006, based on the terms of this facility and the criteria described above, approximately $216 million of the Company’s total reported accounts receivable balance was considered eligible for borrowings under this facility, of which approximately $109 million would have been available for funding. Due to decreased availability under the facility as a result of certain customer credit rating downgrades below investment grade, the Company reduced the committed amount of the facility from $400 million to $250 million on January 24, 2006.
      The Company had no outstanding borrowings under this facility as of the three months ended March 31, 2006 and April 1, 2005. As such, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of the Borrower’s assets and, therefore, the financial statements of the Borrower were included in our consolidated financial statements as of March 31, 2006 and April 1, 2005.
      In addition to the Receivables Facility described above, certain of the Company’s European subsidiaries have also entered into receivables financing arrangements. The Company has up to €78 million available until November 2006 through factoring arrangements in which customers send bills of exchange directly to the bank.
      The Company has up to €75 million available until January 2007 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. The Company also has an additional receivables financing arrangement in Europe of up to £30 million available until November 2006 through an arrangement involving a wholly-owned special purpose vehicle. The European receivables arrangements are renewable for one year at the end of their respective terms, if not terminated. There were no outstanding borrowings under any of these facilities as of March 31, 2006.
      The Company does not own any variable interests in the multi-seller conduits, as that term is defined in FASB Interpretation 46(R) “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51.”

8.	Income Taxes
      Under Accounting Principles Board Opinion No, 28. “Interim Financial Reporting”, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon mix and timing of actual earnings versus annual projections.
      Income tax expense of $63 million for the three months ended March 31, 2006 includes zero tax benefit related to the $57 million loss on retirement of debt. See Note 10. The income tax rate varies from the United

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
States statutory income tax rate due primarily to the impact of non-deductible interest expense in certain foreign jurisdictions, and earnings or losses in the United States and certain foreign jurisdictions, including the loss on retirement of debt noted above, without recognition of a corresponding income tax expense or benefit, partially offset by favorable foreign tax rates, holidays, and credits.

9.	Pension Plans and Post-Retirement Benefits Other Than Pensions

Pensions Plans
      The following table provides the components of net pension cost (income) for the Company’s defined benefit pension plans for the three months ended March 31, 2006 and April 1, 2005:

	Three Months Ended

	March 31, 2006			April 1, 2005

			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

	(Dollars in millions)
Service cost	$6	$10	$6	$7	$9	$5
Interest cost on projected benefit obligations	16	60	9	17	66	8
Expected return on plan assets	(16)	(79)	(3)	(14)	(89)	(3)

Net pension cost (income)	$6	$(9)	$12	$10	$(14)	$10

Post-Retirement Benefits Other Than Pensions (“OPEB”)
      The following table provides the components of net post-retirement benefit cost for the Company’s plans for the three months ended March 31, 2006 and April 1, 2005:

	Three Months Ended

	March 31,	April 1,
	2006	2005

	(Dollars in millions)
Service cost	$2	$2
Interest cost on projected benefit obligations	11	12
Settlements	(1)	—
Amortization of unrecognized income	(4)	(2)

Net post-retirement benefit cost	$8	$12

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt
      Total outstanding debt of the Company as of March 31, 2006 and December 31, 2005 consisted of the following:

	As of

	March 31,	December 31,
	2006	2005

	(Dollars in millions)
Short-term debt	$98	$98

Long-term debt:
Senior Notes	$960	$964
Senior Subordinated Notes	294	291
Term Loan facilities	1,588	1,593
Revolving credit facility	—	—
Lucas Industries Limited debentures due 2020	—	181
Capitalized leases	47	47
Other borrowings	59	62

Total long-term debt	2,948	3,138
Less current portion	49	37

Long-term debt, net of current portion	$2,899	$3,101

Senior Notes and Senior Subordinated Notes
      The Senior Notes consist of 9 3/8% Senior Notes and 10 1/8% Senior Notes in original principal amounts of $925 million and €200 million, respectively. The Senior Subordinated Notes consist of 11% Senior Subordinated Notes and 11 3/4 % Senior Subordinated Notes in original principal amounts of $300 million and €125 million, respectively. Interest is payable semi-annually on February 15 and August 15 and maturity is February 15, 2013. The Senior Notes are unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are guaranteed on a senior subordinated unsecured basis, in each case by substantially all existing and future wholly-owned domestic subsidiaries and by TRW Automotive Finance (Luxembourg), S.à.r.l., a Luxembourg subsidiary.
      On May 3, 2005, the Company repurchased approximately €48 million principal amount of its 10 1/8% Senior Notes with a portion of the proceeds from the issuance of Common Stock in the first quarter of 2005. The Company recorded a loss on retirement of debt of approximately $7 million, comprised of approximately $6 million for the related redemption premium on the 10 1/8 % Senior Notes, and approximately $1 million for the write-off of deferred debt issue costs.

Credit Facilities
      Senior Secured Credit Facilities. On December 21, 2004, the Company entered into the Fourth Amended and Restated Credit Agreement dated as of December 17, 2004 with the lenders party thereto. The amended and restated credit agreement provides for $1.9 billion in senior secured credit facilities, consisting of (i) a 5-year $900 million revolving credit facility, (ii) a 5-year $400 million term loan A facility and (iii) a 7.5-year $600 million term loan B facility. The initial draw under these facilities occurred on January 10, 2005 (the “Funding Date”). Proceeds from the facilities were used to refinance the credit facilities existing as of December 31, 2004 (with the exception of the term loan E issued with the original principal amount of $300 million in November 2004 under the then-existing credit agreement), and pay fees and expenses related

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to the refinancing. In conjunction with the December 21, 2004 refinancing, the Company capitalized $5 million in deferred debt issuance costs in 2004, and capitalized an additional $4 million in January 2005. In 2005, the Company recognized accelerated amortization expense of $3 million on the remaining debt issuance costs related to those certain syndicated term loans not extinguished until the Funding Date.
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
      Borrowings under the credit facilities described above (the “Senior Secured Credit Facilities”) bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the administrative agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR or a eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of March 31, 2006, the applicable margin for the term loan A and the revolving credit facility was 0.375% with respect to base rate borrowings and 1.375% with respect to eurocurrency borrowings, and the applicable margin for the term loan B, term loan B-2, and the term loan E was 0.50% with respect to base rate borrowings and 1.50% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the revolving credit facility was 0.35%. The commitment fee on the revolving credit facility and the applicable margin on the Senior Secured Credit Facilities are subject to a leverage-based grid.
      The term loan A will amortize in equal quarterly amounts, totaling $60 million in 2007, $160 million in 2008, and $135 million in 2009 with one final installment of $45 million on January 10, 2010, the maturity date. The term loan B will amortize in equal quarterly installments in an amount equal to 1% per annum during the first seven years and three months of its term and in one final installment on June 30, 2012, the maturity date. The term loan B-2 will amortize in equal quarterly installments in an amount equal to 1% per annum during the first six years and three months of its term and in one final installment on its maturity date, June 30, 2012. The term loan E facility will amortize in equal quarterly installments in an amount equal to 1% per annum during the first five years and nine months of its term and in one final installment on its maturity date, October 31, 2010.
      The Senior Secured Credit Facilities are unconditionally guaranteed by the Company and substantially all existing and subsequently acquired domestic subsidiaries of the Company’s indirect wholly-owned subsidiary, TRW Automotive Inc. (other than the Company’s receivables subsidiaries). Obligations of the foreign subsidiary borrowers are unconditionally guaranteed by the Company, TRW Automotive Inc. and certain foreign subsidiaries of TRW Automotive Inc. The Senior Secured Credit Facilities are secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive Inc. and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of TRW Automotive Inc. and substantially all of its domestic subsidiaries, and 65% of the stock of foreign subsidiaries owned by domestic entities. In addition, foreign borrowings under the Senior Secured Credit Facilities are secured by assets of the foreign borrowers.

Debt Covenants
      The Senior Notes, Senior Subordinated Notes and the Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of TRW Automotive Inc. and its subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the Senior Notes and Senior Subordinated Notes), pay certain dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing TRW Automotive Inc.’s indebtedness, including the Senior Notes, the Senior Subordinated Notes and the Receivables Facility, and change the business conducted by TRW Automotive Inc. and its subsidiaries. In addition, the Senior Secured Credit Facilities contain financial covenants relating to: a maximum total leverage ratio and a minimum interest coverage ratio and require certain prepayments from excess cash flows, as defined and in connection with certain asset sales and the incurrence of debt not permitted under the Senior Secured Credit Facilities. As of March 31, 2006, TRW Automotive Inc. was in compliance with all of its financial covenants.

Other Borrowings
      On February 2, 2006, the Company repurchased its subsidiary Lucas Industries Limited’s £94.6 million 10 7/8 % bonds due 2020 for £137 million, or approximately $243 million. This repurchase resulted in a loss on retirement of debt of £32 million, or approximately $57 million, which has been recognized in the Company’s first quarter 2006 results. The Company funded the repurchase from cash on hand.
      In November 2005, the Company entered into a series of interest rate swap agreements with a total notional value of $250 million to hedge the variability of interest payments associated with its variable-rate term debt. The swap agreements are expected to settle in January 2008. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of March 31, 2006, the Company recorded an asset of approximately $1 million related to these interest rate swaps, along with a corresponding increase in other comprehensive earnings.
      In January 2004, the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. Since these interest rate swaps hedge the designated debt balance and qualify for fair value hedge accounting, changes in the fair value of the swaps also result in a corresponding adjustment to the value of the debt. As of March 31, 2006, the Company recorded an obligation of $24 million related to these interest rate swaps resulting from an increase in forward rates, along with a corresponding reduction in debt.
      The Company has borrowings under uncommitted credit agreements in many of the countries in which it operates. These borrowings are primarily in the local foreign currency of the country or region where the Company’s operations are located. The borrowings are from various domestic and international banks at quoted market interest rates.

11.	Capital Stock
      Capital Stock Issuances. From time to time, capital stock is issued in conjunction with the exercise of stock options and the vesting of restricted stock units issued as part of the Company’s stock incentive plan. See Note 12.
      Repurchase of Northrop Shares. On March 8, 2005, the Company entered into two stock purchase agreements (the “Stock Purchase Agreements”) with Northrop Grumman Corporation (“Northrop”) and an affiliate of Northrop pursuant to which Northrop and its affiliate agreed to sell to the Company an aggregate of 7,256,500 shares of Common Stock for an aggregate consideration of approximately $143 million in cash. The closing of this sale occurred on March 11, 2005. These shares were immediately retired following the repurchase by the Company.
      Issuance and Registration of Shares. Separately, on March 8, 2005, the Company entered into a Stock Purchase and Registration Rights Agreement (the “T Rowe Agreement”) with T. Rowe Price Group, Inc. (the “First Purchaser”), as investment adviser to the mutual funds and institutional accounts listed therein

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The proceeds from these share issuances initially were used to return cash and/or reduce liquidity line balances to the levels that existed immediately prior to the time the share purchases from an affiliate of Northrop referenced above took place. On May 3, 2005, a portion of the proceeds from these share issuances was then used to repurchase €48 million principal amount of the Company’s 10 1/8 % Senior Notes.
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

12.	Share-based Compensation
      Effective in February 2003, the Company established the TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (as amended, the “Plan”), which permits the grant of up to 18,500,000 non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to the employees, directors or consultants of the Company or its affiliates.
      On February 27, 2006, the Company granted 905,450 stock options and 439,400 restricted stock units to employees and executive officers of the Company pursuant to the Plan. The options have an 8-year life, and both the options and restricted stock units vest ratably over three years. The options have an exercise price equal to the fair value of the stock on the grant date, which was $26.61. The weighted-average grant date fair value of these stock options was $8.69.
      On March 2, 2005, the Company granted 938,000 stock options and 552,400 restricted stock units to employees and executive officers of the Company pursuant to the Plan. The options have an 8-year life, and both the options and restricted stock units vest ratably over three years. The options have an exercise price equal to the fair value of the stock on the grant date, which was $19.82.
      As of March 31, 2006, the Company had approximately 4,554,000 shares of Common Stock available for issuance under the Plan. Approximately 10,365,000 options and 811,000 nonvested restricted stock units were outstanding as of the same period. The majority of the options have a 10-year term and vest ratably over five years.
      The total compensation cost recognized for the Plan during the three months ended March 31, 2006 was $4 million. Total share-based compensation expense included $1 million related to restricted stock units and $3 million related to stock options, as previously disclosed. The total compensation cost for the Plan during the three months ended April 1, 2005 was de minimis. No income tax benefit was recognized in the consolidated statement of operations, nor was any compensation cost capitalized as part of inventory or fixed assets for the Plan.

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Related Party Transactions
      Blackstone. In connection with the acquisition by affiliates of The Blackstone Group L.P. (“Blackstone”) of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop (the “Acquisition”), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services. Approximately $1 million is included in the consolidated statements of operations for each of the three month periods ended March 31, 2006 and April 1, 2005, respectively.
      In the first quarter of 2006, the Company entered into a five-year participation agreement (“participation agreement”) with Cornerstone Purchasing Group LLC (“CPG”) designating CPG as exclusive agent for the purchase of certain indirect products and services. CPG is a “group purchasing organization” which secures from vendors pricing terms for goods and services that are believed to be more favorable than participants could obtain for themselves on an individual basis. Under the participation agreement the Company must purchase 80% of the requirements of its participating locations for the specified products and services through CPG. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendor in respect of purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of purchases by the Company under the participation agreement to an affiliate of Blackstone.

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Operating Segments
      The following table presents certain financial information by segment:

	Three Months Ended

	March 31,	April 1,
	2006	2005

	(Dollars in millions)
Sales to external customers:
Chassis Systems	$1,815	$1,847
Occupant Safety Systems	1,144	938
Automotive Components	437	440

Total sales	$3,396	$3,225

Earnings before taxes:
Chassis Systems	$94	$59
Occupant Safety Systems	133	96
Automotive Components	35	33

Segment earnings before taxes	262	188
Corporate expense and other	(34)	(33)
Financing costs	(61)	(59)
Loss on retirement of debt	(57)	—

Earnings before income taxes	$110	$96

Intersegment sales:
Chassis Systems	$7	$3
Occupant Safety Systems	27	14
Automotive Components	12	12

	$46	$29

15.	Contingencies
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
      As of March 31, 2006, the Company had reserves for environmental matters of $63 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a

TRW AUTOMOTIVE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
result of indemnification provided for in the Master Purchase Agreement relating to the Acquisition. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position or results of operations. However, the Company cannot predict the effect on the Company’s financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.
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
      The following should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on February 23, 2006, and the other information included herein. References herein to “we,” “our,” or the “Company” refer to TRW Automotive Holdings Corp., together with its subsidiaries.

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
      In the first quarter of 2006, our net sales were $3.4 billion, which represents an increase of 5.3 percent over the first quarter of 2005. The increase resulted primarily from a higher level of sales from new product areas and higher volumes on certain platforms, and the consolidation of sales of Dalphi Metal Espana, S.A. (“Dalphimetal”) into our operations, partially offset by unfavorable foreign currency translation. Operating income for the three months ended March 31, 2006 was $227 million compared to $152 million for the three months ended April 1, 2005. Net earnings for the three months ended March 31, 2006 were $47 million as compared to $50 million in the three months ended April 1, 2005. Included in net earnings for the three months ended March 31, 2006 is a loss on retirement of debt of $57 million related to the repurchase of certain bonds discussed below.
      The Unfavorable Automotive Climate. The automotive and automotive supply industries continued to experience unfavorable developments during the first quarter of 2006. These developments and trends include:

•	a decline in market share for vehicle sales among some of our largest customers, including Ford Motor Company, General Motors Corporation and, to a lesser extent, the Chrysler unit of DaimlerChrysler AG ( the “Big Three”);

•	the deteriorating financial condition of certain of our customers and the resulting uncertainty as they undergo (or contemplate undergoing) restructuring initiatives, including in certain cases, significant capacity reductions and/or reorganization under bankruptcy laws;

•	the continued rise in inflationary pressures impacting certain commodities such as aluminum, resins, chemicals, yarns and ferrous metals;

•	the growing concerns over the economic viability of our Tier 2 and Tier 3 supply base as they face inflationary pressures and financial instability in certain of their customers;

•	reduced customer funding of engineering, research and development projects;

•	continuing pricing pressure from OEMs; and

•	volatility of the U.S. dollar against other currencies, mainly the Euro.
      Despite these ongoing trends, we experienced strong operating results during the three months ended March 31, 2006. The effect of the unfavorable industry trends and developments was mitigated by, among other things, our customer, product and geographic diversity. We also benefited from sales growth and a continued implementation of previously announced restructuring actions and targeted cost reductions throughout our businesses.

      In recent years and into 2006, the Big Three have seen a steady decline in their market share for vehicle sales in North America and Europe, with Asian OEMs increasing their share in such markets. The Big Three’s North American operations, in particular, continue to suffer significantly in this regard. Although we do have business with the Asian OEMs, our customer base is more heavily weighted toward the Big Three. Further, certain of our customers are undergoing various forms of restructuring initiatives, including reorganization under bankruptcy laws in certain cases, to address certain structural issues specific to their companies (such as significant overcapacity and burdensome pension and healthcare legacies) along with the same negative industry trends that we are experiencing. Substantial restructuring initiatives undertaken by our major customers, such as those recently announced by Ford and GM, could have a ripple effect throughout our industry and may have a severe impact on our business and our common suppliers. Also, work stoppages or other labor issues that may potentially occur at these customers’ or their suppliers’ facilities may have a material negative effect on us. Of particular concern is the current situation surrounding Delphi Corporation and the United Autoworkers’ union (the “UAW”), who are currently in negotiations. Should such negotiations break down and the UAW strike, the operations of Delphi’s major customers, including General Motors and others, could be significantly slowed or stopped altogether. Such a slowing or shutdown would have a material adverse affect on us, as we supply Delphi and a number of its customers.
      During the first quarter of 2006, commodity inflation continued, albeit at a more moderate pace than in 2005, and was marked with increased aluminum prices. Such increases in aluminum prices are not expected to impact our results in the first half of 2006 due to existing supply contracts. While we are exposed to greater aluminum price variability in the second half of 2006, we do not believe such exposure will have a material impact on our results of operations or financial condition. Also, costs of resins, yarns and other petroleum-based products, energy costs and ferrous metals remain a worry despite declines in costs from recent highs. Consequently, overall commodity inflation pressures remain a significant concern for our business and have placed a considerable operational and financial burden on the Company. We expect such inflationary pressures to continue into the foreseeable future. Accordingly, we continue to work with our suppliers and customers to mitigate the impact of increasing commodity costs. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.
      Furthermore, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected as a result of being unable to adequately mitigate these inflationary pressures. These pressures have proven to be insurmountable to some of our suppliers and we have seen the number of bankruptcies or insolvencies increase due in part to the recent inflationary pressures. While the unstable condition of some of our suppliers has not led to any significant disruptions thus far, it could lead to delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best source of supply.
      We have also seen certain vehicle manufacturers shift away from their funding of engineering and development contracts for new technology. We expect this trend to continue in 2006, thereby causing the total of our engineering and research and development expenses to increase.
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
      While we continue our efforts to mitigate the risks described above, there can be no assurances that the results of these ongoing efforts will continue in the future or that we will not experience a decline in sales, a significant strengthening of the U.S. dollar compared to other currencies or increased costs or disruptions in supply, or that these items will not adversely impact our future earnings. In particular, during 2006, we will continue to evaluate the negative industry trends referred to above, including the deteriorating financial condition of certain of our customers and suppliers, and whether additional actions may be required to mitigate those trends. Such actions may include further plant rationalization and global capacity optimization efforts across our businesses.
      Our Debt and Capital Structure. On an ongoing basis we monitor, and may modify, our debt and capital structure to reduce associated costs and provide greater financial and covenant flexibility. During 2006, we made the following enhancements to our debt and capital structure:

•	On February 2, 2006, we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8 % bonds due 2020, for £137 million, or approximately $243 million. We funded the repurchase from cash on hand. The repayment of debt resulted in a pretax charge of £32 million, or approximately $57 million, for loss on retirement of debt, which has been recognized in our first quarter 2006 results.

•	On January 24, 2006, we reduced the committed amount of our U.S. receivables facility from $400 million to $250 million due to decreased availability under the facility as a result of certain customer credit rating downgrades below investment grade. This reduction in the funding amount reduces the fees on the unused portion of the facility.
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

RESULTS OF OPERATIONS
      The following unaudited consolidated statements of operations compare the results of operations for the three months ended March 31, 2006 and April 1, 2005.
Total Company Results of Operations
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and April 1, 2005
(Unaudited)

	Three Months Ended
			Variance
	March 31,	April 1,	Increase
	2006	2005	(Decrease)

Sales	$3,396	$3,225	$171
Cost of sales	3,039	2,915	124

Gross profit	357	310	47
Administrative and selling expenses	129	136	(7)
Amortization of intangible assets	9	8	1
Restructuring charges and asset impairments	8	8	—
Other (income) expense — net	(16)	6	(22)

Operating income	227	152	75
Interest expense — net	60	58	2
Loss on retirement of debt	57	—	57
Accounts receivable securitization costs	1	1	—
Equity in earnings of affiliates, net of tax	(4)	(5)	1
Minority interest, net of tax	3	2	1

Earnings before income taxes	110	96	14
Income tax expense	63	46	17

Net earnings	$47	$50	$(3)

Three Months Ended March 31, 2006 Compared to Three Months Ended April 1, 2005
      Sales for the three months ended March 31, 2006 were $3.4 billion, an increase of $171 million as compared to $3.2 billion for the three months ended April 1, 2005. The increase was primarily driven by the net impact of higher volume and mix (net of price reductions provided to customers) of $161 million. Additionally, the consolidation of Dalphimetal for a full quarter contributed an incremental $105 million in sales. These favorable items were offset by unfavorable effect of currency exchange of $95 million, as the U.S. dollar gained strength against other currencies, most notably the Euro.
      Gross profit for the three months ended March 31, 2006 was $357 million, an increase of $47 million compared to $310 million for the three months ended April 1, 2005. The increase was driven primarily by higher volume and mix of $28 million, the net impact of cost reductions and the benefits of restructuring activities (net of inflation and price reductions to customers) totaling $25 million, and the favorable impact of the Dalphimetal acquisition of $13 million. These items were offset by unfavorable effect of currency exchange of $10 million, a decrease in engineering recoveries of $5 million, and an increase in pension and other post-employment benefit costs of $3 million. Gross profit as a percentage of sales for the three months ended March 31, 2006 was 10.5% compared to 9.6% for the three months ended April 1, 2005.
      Administrative and selling expenses for the three months ended March 31, 2006 were $129 million, a decrease of $7 million compared to $136 million for the three months ended April 1, 2005. The decrease was primarily driven by the favorable impact of cost reductions of $3 million, a decrease in pension and other post-employment benefit spending of $3 million, and the favorable effect of currency exchange of $2 million. These favorable items were offset by a $2 million increase in selling and administration costs relating to the acquired Dalphimetal business. Administrative and selling expenses as a percentage of sales for the three months ended March 31, 2006 were 3.8% as compared to 4.2% for the three months ended April 1, 2005.
      Amortization of intangible assets was $9 million for the three months ended March 31, 2006 as compared to $8 million for the three months ended April 1, 2005.
      Restructuring charges and asset impairments were $8 million for each of the three month periods ended March 31, 2006 and April 1, 2005. Charges for the three months ended March 31, 2006 include $7 million of severance and other charges related to the closure and consolidation of certain facilities, and $1 million of net asset impairments to write down certain buildings to fair value based on current real estate market conditions.
      Other (income) expense — net for the three months ended March 31, 2006 was income of $16 million compared to expense of $6 million for the three months ended April 1, 2005. The favorability was driven primarily by a decrease in bad debt expense of $10 million related to the bankruptcy and administration proceedings of certain customers, the favorable effect of currency exchange of $8 million, and a net gain on asset sales of $2 million.
      Interest expense — net for the three months ended March 31, 2006 was $60 million as compared to $58 million for the three months ended April 1, 2005. The increase in net interest expense is due primarily to rising interest rates on our variable rate borrowings and higher overall debt balances. Interest expense for the three months ended April 1, 2005 included $3 million of expenses related to the credit agreement amendment entered into in December 2004 and initially funded in January 2005.
      Loss on retirement of debt for the three months ended March 31, 2006 totaled $57 million due to the February 2006 repurchase of all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8 % bonds due 2020, for £137 million, or approximately $243 million. The repayment of debt resulted in a pretax charge of £32 million, or approximately $57 million, for loss on retirement of debt, which has been recognized in our first quarter 2006 results.
      Accounts receivable securitization costs were $1 million for each of the three month periods ended March 31, 2006 and April 1, 2005.
      Equity in earnings of affiliates was $4 million for the three months ended March 31, 2006 as compared to $5 million for the three months ended April 1, 2005.
      Minority interest was $3 million for the three months ended March 31, 2006 as compared to $2 million for the three months ended April 1, 2005. The increase of $1 million was driven primarily by the acquisition of Dalphimetal in the fourth quarter of 2005.
      Income tax expense for the three months ended March 31, 2006 was $63 million on pre-tax earnings of $110 million as compared to income tax expense of $46 million on pre-tax earnings of $96 million for the three months ended April 1, 2005. The income tax rate varies from the United States statutory income tax rate due primarily to the impact of non-deductible interest expense in certain foreign jurisdictions, and earnings or losses in the United States and certain foreign jurisdictions, including the loss on retirement of debt noted above, without recognition of a corresponding income tax expense or benefit, partially offset by favorable foreign tax rates, holidays, and credits.

SEGMENT RESULTS OF OPERATIONS
      The following table reconciles segment sales and earnings before taxes to consolidated sales and earnings before taxes for three months ended March 31, 2006 and April 1, 2005.

	Three Months Ended

	March 31,	April 1,
	2006	2005

	(Dollars in millions)
Sales:
Chassis Systems	$1,815	$1,847
Occupant Safety Systems	1,144	938
Automotive Components	437	440

	$3,396	$3,225

Earnings before taxes:
Chassis Systems	$94	$59
Occupant Safety Systems	133	96
Automotive Components	35	33

Segment earnings before taxes	262	188
Corporate expense and other	(34)	(33)
Financing costs	(61)	(59)
Loss on retirement of debt	(57)	—

Earnings before taxes	$110	$96

Chassis Systems

Three Months Ended March 31, 2006 Compared to Three Months Ended April 1, 2005

	Three Months Ended
			Variance
	March 31,	April 1,	Increase
	2006	2005	(Decrease)

	(Dollars in millions)
Sales	$1,815	$1,847	$(32)
Earnings before taxes	94	59	35
Restructuring charges included in earnings before taxes	6	4	2
      Sales for the Chassis Systems segment for the three months ended March 31, 2006 were $1,815 million, a decrease of $32 million as compared to $1,847 million for the three months ended April 1, 2005. The decrease was driven primarily by the unfavorable effect of currency exchange of $65 million as the U.S. dollar gained strength against other currencies, most notably the Euro. The unfavorable effect of currency exchange was partially offset by the net impact of favorable volume and mix (net of price reductions provided to customers) totaling $32 million.
      Earnings before taxes for the Chassis Systems segment for the three months ended March 31, 2006 of $94 million increased $35 million as compared to $59 million for the three months ended April 1, 2005. The increase was driven primarily by the net impact of cost reductions and the benefits of restructuring activities (net of inflation and price reductions provided to customers) of $35 million and a decrease in bad debt expense of $10 million. These items were partially offset by the unfavorable effect of currency exchange of $6 million, and an increase in restructuring costs of $2 million. For the three months ended March 31, 2006, Chassis Systems recorded restructuring charges of $6 million in connection with severance and costs related to the consolidation of certain facilities as compared to $4 million for the three months ended April 1, 2005.

Occupant Safety Systems

Three Months Ended March 31, 2006 Compared to Three Months Ended April 1, 2005

	Three Months Ended
			Variance
	March 31,	April 1,	Increase
	2006	2005	(Decrease)

	(Dollars in millions)
Sales	$1,144	$938	$206
Earnings before taxes	133	96	37
Restructuring charges included in earnings before taxes	2	2	—
      Sales for the Occupant Safety Systems segment for the three months ended March 31, 2006 of $1,144 million increased $206 million as compared to $938 million for the three months ended April 1, 2005. The increase was driven primarily by favorable volume and mix (net of price reductions provided to customers) totaling $118 million, as well as a full quarter of consolidated Dalphimetal sales, totaling $105 million. These items were offset by unfavorable effect of currency exchange of $17 million as the U.S. dollar strengthened against other currencies, most notably the Euro.
      Earnings before taxes for the Occupant Safety Systems segment for the three months ended March 31, 2006 of $133 million increased $37 million as compared to $96 million for the three months ended April 1, 2005. The increase was driven primarily by favorable volume and mix of $32 million, the favorable impact of the consolidation of a full quarter of Dalphimetal totaling $8 million, and the favorable impact of effect of currency exchange totaling $2 million. These items were offset by the net impact of price reductions provided to customers (net of cost reductions) totaling $6 million. For the three months ended March 31, 2006, Occupant Safety Systems recorded restructuring charges of $2 million in connection with severance and costs related to the consolidation of certain facilities as compared to $2 million for the three months ended April 1, 2005.
Automotive Components

Three Months Ended March 31, 2006 Compared to Three Months Ended April 1, 2005

	Three Months Ended
			Variance
	March 31,	April 1,	Increase
	2006	2005	(Decrease)

	(Dollars in millions)
Sales	$437	$440	$(3)
Earnings before taxes	35	33	2
Restructuring charges included in earnings before taxes	—	2	(2)
      Sales for the Automotive Components segment for the three months ended March 31, 2006 of $437 million decreased $3 million as compared to $440 million for the three months ended April 1, 2005. The decrease was primarily driven by the unfavorable effect of currency exchange of $14 million, as the U.S. dollar strengthened against other currencies, most notably the Euro. The decrease was partially offset by favorable volume and mix (net of price reductions provided to customers) totaling $11 million.
      Earnings before taxes for the Automotive Components segment for the three months ended March 31, 2006 of $35 million increased $2 million as compared to $33 million for the three months ended April 1, 2005. The increase was driven primarily by the net impact of cost reductions (net of price reductions provided to customers) totaling $2 million, a decrease in bad debt expense of $2 million, a decrease in restructuring expenses of $2 million, and a decrease in pension and other post-employment benefits expenses of $1 million. These items were partially offset by unfavorable volume and mix of $4 million, and the unfavorable effect of currency exchange of $2 million. For the three months ended March 31, 2006, Automotive Components recorded no restructuring charges as compared to $2 million for the three months ended April 1, 2005.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
      Operating Activities. Cash provided by operating activities for the three months ended March 31, 2006 was $18 million compared to a use of $(51) million for the three months ended April 1, 2005. The change resulted primarily from increased operating profits as well as improvements in working capital due to the net favorable impact related to the timing of vendor payments and customer receipts.
      Investing Activities. Cash used in investing activities for the three months ended March 31, 2006 was $76 million compared to $83 million for the three months ended April 1, 2005.
      During the three months ended March 31, 2006, we spent $83 million in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches started in 2005 and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $540 million, or approximately 4% of sales, in such capital expenditures during 2006.
      Financing Activities. Cash used in financing activities was $243 million for the three months ended March 31, 2006, compared to cash used in financing activities of $218 million in the three months ended April 1, 2005. On February 2, 2006, we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10?% bonds due 2020, for £137 million, or approximately $243 million.
Debt and Commitments
      Sources of Liquidity. Our primary source of liquidity is cash flow generated from operations. We also have availability under our revolving credit facility and receivables facilities described below, subject to certain conditions. See “Senior Secured Credit Facilities,” “Off-Balance Sheet Arrangements” and “Other Receivables Facilities.” Our primary liquidity requirements, which are significant, are expected to be for debt service, working capital, capital expenditures, research and development costs and other general corporate purposes.
      In connection with the acquisition by an affiliate of The Blackstone Group, L.P. (“Blackstone”) of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop Grumman Corporation (“Northrop”) (the “Acquisition), our wholly-owned subsidiary TRW Automotive Inc. issued the senior notes and the senior subordinated notes, entered into senior credit facilities, consisting of a revolving credit facility and term loan facilities, and initiated a trade accounts receivable securitization program, or the receivables facility.
      We intend to draw down on, and use proceeds from, the revolving credit facility under our senior secured credit facilities, as amended, and our United States and European accounts receivables facilities (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of March 31, 2006, we had approximately $833 million of availability under our revolving credit facility after giving effect to $67 million in outstanding letters of credit and guarantees, which reduced the amount available. As of March 31, 2006, approximately $216 million of our total reported accounts receivable balance was considered eligible for borrowings under our United States receivables facility, of which approximately $109 million would have been available for funding. We had no outstanding borrowings under this receivables facility as of March 31, 2006. In addition, as of March 31, 2006, we had approximately €143 million and £30 million available under our European accounts receivable facilities. We had no outstanding borrowings under the European accounts receivable facilities as of March 31, 2006.
      During any given month, we anticipate that we will draw as much as an aggregate of $400 million from the Liquidity Facilities. The amounts drawn under the Liquidity Facilities typically will be paid back throughout the month as cash from customers is received. We may then draw upon such facilities again for working capital purposes in the same or succeeding months. These borrowings reflect normal working capital utilization of liquidity. In addition, Dalphimetal and its subsidiaries have approximately € 67 million of credit facilities, of which €42 million was available as of March 31, 2006. We expect that these facilities will be fully drawn from time to time for normal working capital purposes.

      Debt Repurchases. On February 2, 2006, we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8 % bonds due 2020 for approximately £137 million, or approximately $243 million. The repayment of debt resulted in a pretax charge of approximately £32 million, or approximately $57 million, for loss on retirement of debt, which has been recognized in our first quarter 2006 results. We funded the repurchase from cash on hand.
      We continuously evaluate our capital structure in order to ensure the most appropriate and optimal structure and may, from time to time, repurchase senior notes, senior subordinated notes or any other of our debt in the open market or through redemption or retirement, if conditions warrant.
      Funding Our Requirements. While we are highly leveraged, we believe that funds generated from operations and available borrowing capacity will be adequate to fund debt service requirements, capital expenditures, working capital requirements and company-sponsored research and development programs. In addition, we believe that our current financial position and financing plans will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items and to reduce debt may be affected by general economic (including difficulties in the automotive industry), financial, competitive, legislative and regulatory factors, and the cost of warranty and recall and litigation claims, among other things. Therefore, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility or receivables facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
      Credit Ratings. Set forth below are our credit ratings for Standard & Poor’s, Moody’s and Fitch as of March 31, 2006.

	S&P	Moody’s	Fitch

Corporate & Bank Debt Rating	BB+	Ba2	BB+
Senior Note Rating	BB-	Ba3	BB-
Senior Subordinated Note Rating	BB-	B1	B+
      In the event of a downgrade, we believe we would continue to have access to sufficient liquidity; however, the cost of borrowing would increase and our ability to access certain financial markets could be limited.
      Senior Secured Credit Facilities. The senior secured credit facilities consist of a secured revolving credit facility and various senior secured term loan facilities. As of March 31, 2006, the term loan facilities, with maturities ranging from 2010 to 2012, consisted of an aggregate of $1.6 billion dollar-denominated term loans and the revolving credit facility provided for borrowing of up to $900 million.
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
      Guarantees and Security of Term Loan Facilities. The senior credit facilities are unconditionally guaranteed by us and substantially all existing and subsequently acquired domestic subsidiaries of our indirect wholly-owned subsidiary, TRW Automotive Inc. (other than our receivables subsidiaries). Obligations of the foreign subsidiary borrowers are unconditionally guaranteed by us, TRW Automotive Inc. and certain foreign subsidiaries of TRW Automotive Inc. The senior secured credit facilities are secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive Inc. and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of

TRW Automotive Inc. and substantially all of its domestic subsidiaries, and 65% of the stock of foreign subsidiaries owned by domestic entities. In addition, foreign borrowings under the senior secured credit facilities are secured by assets of the foreign borrowers.
      Interest Payments. Borrowings under the senior credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the administrative agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) LIBOR or a eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of March 31, 2006, the applicable margin for the term loan A and the revolving credit facility was 0.375% with respect to base rate borrowings and 1.375% with respect to Eurocurrency borrowings, and the applicable margin for the term loan B, term loan B-2 and term loan E was 0.50% with respect to the base rate borrowings and 1.50% with respect to Eurocurrency borrowings. The commitment fee on the undrawn amounts under the revolving credit facility was 0.35%. The commitment fee on the revolving credit facility and the applicable margin on the senior credit facilities are subject to a leverage-based grid. Variable rate debt exposes us to the risk of rising interest rates. If interest rates increase, our debt service obligation on variable rate debt would increase, even though principal amounts borrowed would remain unchanged.
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
      Interest Rate Swap Agreements. In November 2005, the Company entered into a series of interest rate swap agreements with a total notional value of $250 million to hedge the variability of interest payments associated with its variable-rate term debt. The swap agreements are expected to settle in January 2008. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of March 31, 2006, the Company recorded an asset of approximately $1 million related to these interest rate swaps, along with a corresponding increase in other comprehensive earnings.
      In January 2004, the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. Since these interest rate swaps hedge the designated debt balance and qualify for fair value hedge accounting, changes in the fair value of the swaps also result in a corresponding adjustment to the value of the debt. As of

March 31, 2006, the Company recorded an obligation of $24 million related to these interest rate swaps resulting from an increase in forward rates, along with a corresponding reduction of debt.
Contractual Obligations and Commitments
      On February 2, 2006, we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020 for £137 million, or approximately $243 million. Long-term debt obligations set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in our Report on Form 10-K for the fiscal year ended December 31, 2005 gave effect to this repurchase.
      Under the master purchase agreement relating to the Acquisition, we are required to indemnify Northrop for certain tax losses or liabilities pertaining to pre-Acquisition periods. This indemnification obligation is capped at $67 million. Payments of approximately $55 million were made through 2005. During the first three months of 2006, we made tax payments of approximately $2 million pursuant to this indemnification. The Company’s remaining obligation under this indemnity is $10 million, which is expected to be paid during the remainder of 2006.
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
      We have entered into a receivables facility, which, as amended, extends to December 2009 and currently provides up to $250 million in funding from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors. Due to decreased availability under the facility as a result of certain customer credit rating downgrades below investment grade, the Company reduced the committed amount of the facility from $400 million to $250 million on January 24, 2006. This reduction lowers future fees on the unused portion of the facility.
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
      Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). We had no outstanding borrowings under this facility as of March 31, 2006.
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
      However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the borrower’s assets, we are required to consolidate the borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as accounts receivable securitization costs. As there were no borrowings outstanding under the receivables facility during the three months ended March 31, 2006, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the borrower’s assets and, therefore, the financial position and results of operations of the borrower were included in our consolidated financial statements as of March 31, 2006.
Other Receivables Facilities
      In addition to the receivables facilities described above, certain of our European subsidiaries have entered into receivables financing arrangements. Pursuant to one such arrangement, we have up to €78 million available for a term of one year through factoring arrangements in which customers send bills of exchange directly to the bank. We also have two receivable financing arrangements with availabilities of up to €75 million and £30 million, respectively. Each of these arrangements is available for a term of one year and each involves a separate wholly-owned special purpose vehicle which purchases trade receivables from its domestic affiliates and sells those trade receivables to a domestic bank. These financing arrangements provide short-term financing to meet our liquidity needs.
Research, Development and Engineering
      Company-funded research, development and engineering costs totaled $196 million and $188 million for the three month periods ended March 31, 2006 and April 1, 2005. Total research, development and engineering costs, which are included in cost of goods sold, as a percentage of sales were 5.8% for each of the three month periods ended March 31, 2006 and April 1, 2005.
      Recently, we have seen certain vehicle manufacturers shift away from their funding of engineering and development contracts for new technology. We expect this trend to continue, thereby causing our total engineering and research and development expenses to increase.

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
      A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of March 31, 2006, we had reserves for environmental matters of $63 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of the indemnification provided for in the master purchase agreement under which Northrop has agreed to indemnify us for 50% of any environmental liabilities associated with the operation or ownership of TRW Inc.’s automotive business existing at or prior to the Acquisition, subject to certain exceptions.
      We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, results of operations or competitive position. Our capital expenditures for environmental control facilities during 2006 are not expected to be material to us. We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on our financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.
Contingencies
      Various claims, lawsuits and administrative proceedings are pending or threatened against our subsidiaries, covering a wide range of matters that arise in the ordinary course of our business activities with respect to commercial, patent, product liability, environmental and occupational safety and health law matters. We face an inherent business risk of exposure to product liability, recall and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty, recall or product liability losses in the future. In addition, our costs to defend the product liability claims have increased over time.
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
Recent Accounting Pronouncements
      See Note 2 to the accompanying Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Outlook
      For the year ended December 31, 2006, we expect revenue in the range of $12.8 to $13.2 billion, and now expect earnings per diluted share in the range of $1.30 to $1.60, which includes the $57 million loss on retirement of debt recorded in the first quarter. We continue to expect pre-tax restructuring expenses of $50 million and capital expenditures of approximately 4% of sales for the year ended December 31, 2006.
      For the second quarter of 2006, we expect revenue of approximately $3.4 billion and operating income to be slightly below the level achieved in the comparable prior year period.
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
      In addition, we assess the need to establish a valuation allowance against certain deferred tax assets based on a more-likely-than-not threshold, in accordance with SFAS No. 109, “Accounting for Income Taxes.” We provide a valuation allowance against deferred tax assets if, based upon all positive and negative evidence, we determine that it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized. Based upon our assessment, certain jurisdictions have deferred tax assets with no related valuation allowance recognized. Recording a valuation allowance serves to increase income tax expense during the reporting period. If future events or results were to be significantly different than currently forecast, a valuation allowance may be required and could have a significant impact on income tax expense during the reporting period such determination is made and to a lesser extent future periods.
      We are concerned about the ongoing financial health and solvency of our major customers as they address negative industry trends through various restructuring activities. Such restructuring actions, if significant, could have a negative impact on our financial results. Annually, we purchase large quantities of ferrous metals, aluminum, resins and textiles for use in our manufacturing process either indirectly as part of purchased components, or directly as raw materials, and therefore we continue to be exposed to the recent inflationary pressures impacting the resin/yarn, ferrous metal, aluminum, and other commodity markets on a worldwide basis. We are also concerned about the viability of the Tier 2 and Tier 3 supply base as they face these inflationary pressures and other financial difficulties in the current automotive environment. We are monitoring the situation closely and where applicable are working with suppliers and customers to mitigate the potential effect on our financial results. However, our efforts to mitigate the effects may be insufficient and the pressures may worsen, thus potentially having a negative impact on our financial results.
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
      There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors which could cause our actual results to differ materially from those suggested by our forward-looking statements are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under “Item 1A. Risk Factors” and are updated in “Item 1A. Risk Factors” in this Report on Form 10-Q and include: work stoppages or other labor issues at the facilities of our customers or suppliers; possible production cuts or restructuring by our customers; loss of market share by domestic vehicle manufacturers; efforts by our customers to consolidate their supply base; severe inflationary pressures impacting the market for commodities; non-performance by, or insolvency of, our suppliers and customers, which may be exacerbated by recent bankruptcies; escalating pricing pressures from our customers; our dependence on our largest customers; interest rate risk arising from our variable rate indebtedness; fluctuations in foreign exchange rates; our substantial leverage; product liability and warranty and recall claims; limitations on flexibility in operating our business contained in our debt agreements; the possibility that our owners’ interests will conflict with ours; and other risks and uncertainties set forth in our Form 10-K and our other filings with the Securities and Exchange Commission.
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
      Foreign Currency Exchange Rate Risk. We utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts and, to a lesser extent, options are utilized to protect our cash flow from adverse movements in exchange rates. These derivative instruments are only used to hedge transactional exposures. Risks associated with translation exposures are not hedged. Transactional currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of March 31, 2006, approximately 15% of our total debt was in foreign currencies as compared to 23% as of April 1, 2005.
      Interest Rate Risk. We are subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt. In order to manage interest costs, we utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (LIBOR). As of March 31, 2006, approximately 63% of our total debt was at variable interest rates as compared to 64% as of April 1, 2005.
      Sensitivity Analysis. We utilize a sensitivity analysis model to calculate the fair value, cash flows or income statement impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of March 31, 2006 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The results of the sensitivity model calculations follow:

			Favorable
	Assuming a 10%	Assuming a 10%	(unfavorable)
Market Risk	increase in rates	decrease in rates	change in

	(Dollars in millions)
Foreign Currency Rate Sensitivity:
Forwards *
— Long US$	$(46)	$49	Fair value
— Short US$	$17	$(18)	Fair value
Debt
— Foreign currency denominated	$(44)	$44	Fair value
Interest Rate Sensitivity:
Debt
— Fixed rate	$9	$(10)	Fair value
— Variable rate	$(11)	$11	Cash flow
Swaps
— Pay variable/ receive fixed	$(14)	$13	Fair value
— Pay fixed/ receive variable	$2	$(2)	Fair value

*	Includes only the risk related to the derivative instruments that serve as hedges and does not include the related underlying hedged item or any other operating transactions. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed.

Item 4.	Controls and Procedures
      Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006, have concluded that the Company’s disclosure controls and procedures are adequate and effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed under the Securities Exchange Act of 1934.
      As disclosed in our Annual Report on Form 10-K for the fiscal year-ended December 31, 2005, the scope of management’s assessment as of December 31, 2005 did not include an assessment of the internal control over financial reporting for Dalphi Metal Espana, S.A. (“Dalphimetal”), which was acquired by the Company in a purchase business combination on October 27, 2005. For the fiscal year ending December 31, 2006, the scope of management’s assessment on internal control over financial reporting will include the acquired Dalphimetal operations.

      Changes in Internal Control Over Financial Reporting. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting subsequent to the date of their evaluation.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      Except as set forth in this Quarterly report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies,” there have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 1A.	Risk Factors
      Except as set forth below, there have been no material changes in risk factors involving the Company or its subsidiaries from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

World health issues may interrupt our business.
      We are subject to risks relating to public health conditions, including an actual or potential avian flu or other pandemic in a country where we source or sell our products. Any such outbreak in or outside of the United States could lead to significant disruptions of our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer repurchases
      The independent trustee of our 401(k) plans and similar plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and matching contributions in Company stock to employee investments. In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and for the satisfaction of tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the Company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of this Report on Form 10-Q. In addition, although our stock incentive plan also permits the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding, there was no such withholding in the first quarter of 2006.

Item 6.	Exhibits

Exhibit
Number		Exhibit Name

31	(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31	(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32	(a)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
32	(b)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

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

Joseph S. Cantie
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)
Date: May 4, 2006

EXHIBIT INDEX

Exhibit
Number		Exhibit Name

31	(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31	(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32	(a)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
32	(b)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002