Form 10-Q
period 2006-06-30
TRW AUTOMOTIVE HOLDINGS CORP
filed 2006-08-02
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

As of July 26, 2006, the number of shares outstanding of the registrant’s Common Stock was 100,733,122.

TRW AUTOMOTIVE HOLDINGS CORP.

INDEX

		Page

PART I — FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	2

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39

Item 4.	CONTROLS AND PROCEDURES	40

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	41

Item 1A.	RISK FACTORS	41

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	41

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	41

Item 5.	OTHER INFORMATION	42

Item 6.	EXHIBITS	42

SIGNATURES		43
Third Amendment dated July 28, 2006 to Employment Agreement
First Amendment dated July 28, 2006 to Executive Supplemental Retirement Plan
First Amendment dated November 18, 2004 to TRW Automotive Benefit Equalization Plan
First Amendment dated November 18, 2004 to TRW Automotive Deferred Compensation
Second Amendment dated July 31, 2006 to TRW Automotive Benefit Equalization Plan
Second Amendment dated July 31, 2006 to TRW Automotive Deferred Compensation Plan
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

i

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

TRW AUTOMOTIVE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,	July 1,
	2006	2005
	(Unaudited)
	(In millions, except per share amounts)

Sales	$3,461	$3,365
Cost of sales	3,107	3,010

Gross profit	354	355
Administrative and selling expenses	140	126
Amortization of intangible assets	9	8
Restructuring charges and asset impairments	11	15
Other (income) expense — net	(7)	11

Operating income	201	195
Interest expense — net	60	54
Loss on retirement of debt	—	7
Accounts receivable securitization costs	1	1
Equity in earnings of affiliates, net of tax	(9)	(5)
Minority interest, net of tax	5	2

Earnings before income taxes	144	136
Income tax expense	53	51

Net earnings	$91	$85

Basic earnings per share:
Earnings per share	$0.91	$0.86

Weighted average shares	100.3	99.0

Diluted earnings per share:
Earnings per share	$0.88	$0.83

Weighted average shares	103.7	102.2

See accompanying notes to unaudited condensed consolidated financial statements.

TRW AUTOMOTIVE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,	July 1,
	2006	2005
	(Unaudited)
	(In millions, except per share amounts)

Sales	$6,857	$6,590
Cost of sales	6,146	5,925

Gross profit	711	665
Administrative and selling expenses	269	262
Amortization of intangible assets	18	16
Restructuring charges and asset impairments	19	23
Other (income) expense — net	(23)	17

Operating income	428	347
Interest expense — net	120	112
Loss on retirement of debt	57	7
Accounts receivable securitization costs	2	2
Equity in earnings of affiliates, net of tax	(13)	(10)
Minority interest, net of tax	8	4

Earnings before income taxes	254	232
Income tax expense	116	97

Net earnings	$138	$135

Basic earnings per share:
Earnings per share	$1.38	$1.36

Weighted average shares	99.9	99.0

Diluted earnings per share:
Earnings per share	$1.34	$1.33

Weighted average shares	103.3	101.6

See accompanying notes to unaudited condensed consolidated financial statements.

TRW AUTOMOTIVE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
	2006	2005
	(Unaudited)
	(Dollars in millions)

Assets
Current assets:
Cash and cash equivalents	$503	$659
Marketable securities	17	17
Accounts receivable — net	2,329	1,948
Inventories	729	702
Prepaid expenses and other current assets	273	273

Total current assets	3,851	3,599
Property, plant and equipment — net of accumulated depreciation of $1,472 million and $1,147 million, respectively	2,579	2,538
Goodwill	2,304	2,293
Intangible assets — net	753	769
Prepaid pension cost	255	222
Other assets	844	809

Total assets	$10,586	$10,230

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Short-term debt	$83	$98
Current portion of long-term debt	68	37
Trade accounts payable	2,026	1,865
Accrued compensation	283	280
Other current liabilities	1,449	1,310

Total current liabilities	3,909	3,590
Long-term debt	2,884	3,101
Post-retirement benefits other than pensions	903	917
Pension benefits	794	795
Other long-term liabilities	553	513

Total liabilities	9,043	8,916
Minority interests	114	106
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,166	1,142
Retained earnings	270	132
Accumulated other comprehensive losses	(8)	(67)

Total stockholders’ equity	1,429	1,208

Total liabilities, minority interests, and stockholders’ equity	$10,586	$10,230

See accompanying notes to unaudited condensed consolidated financial statements.

TRW AUTOMOTIVE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	July 1,
	2006	2005
	(Unaudited)
	(Dollars in millions)

Operating Activities
Net earnings	$138	$135
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	253	254
Pension and other post-retirement benefits, net of contributions	(77)	(66)
Net gain on sale of assets	(2)	2
Amortization of deferred financing fees	4	7
Loss on retirement of debt	57	7
Asset impairment charges	5	5
Other — net	(7)	33
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable, net	(288)	(282)
Inventories	3	18
Trade accounts payable	74	(2)
Prepaid expense and other assets	3	(30)
Other liabilities	88	131

Net cash provided by operating activities	251	212
Investing Activities
Capital expenditures	(202)	(174)
Net proceeds from asset sales and divestitures	10	—
Other — net	(1)	—

Net cash used in investing activities	(193)	(174)
Financing Activities
Change in short-term debt	(19)	(2)
Proceeds from issuance of long-term debt	22	1,313
Redemption of long-term debt	(273)	(1,598)
Debt issue costs	—	(4)
Issuance of capital stock, net of fees	—	143
Repurchase of capital stock	—	(143)
Proceeds from exercise of stock options	17	1

Net cash used in financing activities	(253)	(290)
Effect of exchange rate changes on cash	39	(32)

Decrease in cash and cash equivalents	(156)	(284)
Cash and cash equivalents at beginning of period	659	790

Cash and cash equivalents at end of period	$503	$506

See accompanying notes to unaudited condensed consolidated financial statements.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

TRW Automotive Holdings Corp. (together with its subsidiaries, the “Company”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and related after markets. The Company conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). The Company is primarily a “Tier 1” supplier (a supplier which sells to OEMs). In 2005, approximately 85% of the Company’s end-customer sales were to major OEMs.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006.

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

Earnings per Share.  Basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings per share were:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(In millions)

Weighted average shares outstanding	100.3	99.0	99.9	99.0
Effect of dilutive securities	3.4	3.2	3.4	2.6

Diluted shares outstanding	103.7	102.2	103.3	101.6

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

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the movement in the product warranty liability for the three and six months ended June 30, 2006 and July 1, 2005:

		Current
		Period
		Accruals,		Effects of
		Net of	Used for	Foreign
	Beginning	Changes in	Purposes	Currency	Ending
	Balance	Estimates	Intended	Translation	Balance
	(Dollars in millions)

Three months ended June 30, 2006	$111	$21	$(9)	$3	$126
Six months ended June 30, 2006	101	34	(15)	6	126
Three months ended July 1, 2005	111	13	(8)	(6)	110
Six months ended July 1, 2005	110	27	(17)	(10)	110

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

The following table illustrates the effect on net earnings as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to stock-based employee compensation for all periods prior to the prospective adoption of SFAS No. 123(R):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(In millions, except per share amounts)

Net earnings, as reported	$91	$85	$138	$135
Deduct: Stock-based compensation under SFAS No. 123 fair value method, net of related tax effects of $0	—	(2)	—	(4)

Adjusted net earnings, fair value method	$91	$83	$138	$131

Basic earnings per share:
As reported	$0.91	$0.86	$1.38	$1.36

Pro forma	$0.91	$0.84	$1.38	$1.32

Diluted earnings per share:
As reported	$0.88	$0.83	$1.34	$1.33

Pro forma	$0.88	$0.81	$1.34	$1.29

During the three and six months ended June 30, 2006, the Company recognized $2 million and $5 million, respectively, of share-based compensation expense related to stock options. See Note 12.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Earnings.  The components of comprehensive earnings, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(Dollars in millions)

Net earnings	$91	$85	$138	$135
Foreign currency translation earnings (losses), net	34	(35)	67	(66)
Realized net gains (losses) on cash flow hedges	1	17	(8)	30

Comprehensive earnings	$126	$67	$197	$99

Recent Accounting Pronouncements.  In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 also provides guidance regarding subsequent derecognition of a tax position, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its analysis of the potential impact of FIN 48 on the Company’s financial position, results of operations, or cash flows.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) which is an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. Adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) issued Issue No. 05-5, “Accounting for Early Retirement or Post-employment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements)” (“EITF 05-5”). EITF 05-5 is effective for fiscal years beginning after December 15, 2005. The Company has various programs that fall under the Altersteilzeit (“ATZ”) program. The adoption of EITF 05-5 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006, and such adoption had no impact on the Company’s financial position, results of operations, or cash flows.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Restructuring Charges and Asset Impairments

Restructuring charges and asset impairments include the following:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(Dollars in millions)

Severance and other charges	$7	$12	$14	$20
Asset impairments related to restructuring activities	—	3	1	3
Curtailment gain	—	(2)	—	(2)

Total restructuring charges	7	13	15	21
Other asset impairments	4	2	4	2

Total restructuring charges and asset impairments	$11	$15	$19	$23

Restructuring Charges

Restructuring charges by segment are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(Dollars in millions)

Chassis Systems	$4	$5	$10	$9
Occupant Safety Systems	2	3	4	5
Automotive Components	1	5	1	7

Total restructuring charges	$7	$13	$15	$21

Severance and Other Charges

Severance and other charges related to the consolidation of certain facilities by segment are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(Dollars in millions)

Chassis Systems	$4	$7	$10	$11
Occupant Safety Systems	2	—	3	2
Automotive Components	1	5	1	7

Total severance and other charges	$7	$12	$14	$20

Chassis Systems.  For the three and six months ended June 30, 2006, the Company incurred approximately $4 million and $10 million, respectively, of charges related to severance, retention and outplacement services at various production facilities in its Chassis Systems segment.

Occupant Safety Systems.  The Company incurred approximately $2 million and $3 million during the three and six months ended June 30, 2006, respectively, for charges primarily related to severance, retention and outplacement services at the Company’s Cookville, Tennessee facility.

Automotive Components.  The Company incurred approximately $1 million during the three and six months ended June 30, 2006 for charges related to severance and headcount reductions at certain production facilities in its Automotive Components segment.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges:

					Effects of
					Foreign
		Current	Purchase	Used for	Currency
	Beginning	Period	Price	Purposes	Translation	Ending
	Balance	Accruals	Allocation	Intended	and Transfers	Balance
	(Dollars in millions)

Three months ended June 30, 2006	$60	$7	$—	$(9)	$2	$60
Six months ended June 30, 2006	69	14	(5)	(21)	3	60
Three months ended July 1, 2005	41	13	—	(16)	(2)	36
Six months ended July 1, 2005	49	21	—	(28)	(6)	36

In conjunction with a fourth quarter 2005 acquisition, the Company recorded restructuring reserves of approximately $18 million during 2005 for severance and other costs related to the planned closure of certain facilities. Management is finalizing such plan, and during the six months ended June 30, 2006 recorded an adjustment of approximately $5 million to the purchase price allocation in accordance with the provisions of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Of the $60 million restructuring reserve accrued as of June 30, 2006, approximately $35 million is expected to be paid in 2006. The remainder is expected to be paid in 2007 through 2010 and is comprised mainly of involuntary employee termination arrangements outside the United States.

Asset Impairments Related to Restructuring Activities

Occupant Safety Systems.  For the six months ended June 30, 2006, the Company recorded net asset impairments related to restructuring activities of approximately $1 million in its Occupant Safety Systems segment to write down certain buildings to fair value based on current real estate market conditions.

For the three and six months ended July 1, 2005, the Company recorded asset impairments of approximately $3 million in its Occupant Safety Systems segment related to certain facilities to write down certain property, plant and equipment to fair value based on estimated future cash flows.

Curtailment Gain

Chassis Systems.  Included in restructuring charges for the three and six months ended July 1, 2005 in the Chassis Systems segment is a curtailment gain of approximately $2 million related to termination of retiree medical benefits for certain hourly employees at a facility that was closed in the third quarter of 2005. Such curtailment gain has been recorded as a reduction in the post-retirement benefit liability.

Other Asset Impairments

For the three and six months ended June 30, 2006, the Company recorded other asset impairments of approximately $1 million in its Occupant Safety Systems segment and approximately $3 million in its Chassis Systems segment to write down certain machinery and equipment to fair value based on estimated future cash flows.

For the three and six months ended July 1, 2005, the Company recorded asset impairments of approximately $2 million in its Occupant Safety Systems segment to write down certain machinery and equipment to fair value based on estimated future cash flows.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventories

The major classes of inventory are as follows:

	As of
	June 30,	December 31,
	2006	2005
	(Dollars in millions)

Finished products and work in process	$388	$374
Raw materials and supplies	341	328

Total inventories	$729	$702

5.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components
	Segment	Segment	Segment	Total
	(Dollars in millions)

Balance as of December 31, 2005	$892	$928	$473	$2,293
Acquisitions and purchase price adjustments	1	6	—	7
Effects of foreign currency translation	—	4	—	4

Balance as of June 30, 2006	$893	$938	$473	$2,304

The Company completed its acquisition of a 68.4% interest in Dalphimetal on October 27, 2005. In conjunction with this acquisition, the Company initially recorded $71 million of goodwill in 2005, which in accordance with SFAS No. 141, is subject to adjustment while the Company finalizes its purchase price allocation. During the six months ended June 30, 2006, the Company adjusted goodwill in its Occupant Safety Systems segment by approximately $6 million related to Dalphimetal.

Intangible assets

The following table reflects intangible assets and related amortization:

	As of June 30, 2006			As of December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$489	$(77)	$412	$488	$(64)	$424
Developed technology	81	(33)	48	80	(28)	52
Non-compete agreements	1	—	1	1	—	1

Total	571	$(110)	461	569	$(92)	477

Indefinite-lived intangible assets:
Trademarks	292		292	292		292

Total	$863		$753	$861		$769

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In conjunction with its acquisition of a 68.4% interest in Dalphimetal in 2005, the Company recognized $36 million for customer relationships, $2 million for developed technology, and $1 million for non-compete agreements. Such intangibles were recorded at fair value, and are subject to adjustment while the Company finalizes its purchase price allocation.

The weighted average amortization periods for intangible assets subject to amortization are as follows:

Weighted Average
Amortization
Period

Customer relationships	20 years
Developed technology	8 years
Non-compete agreements	5 years

Aggregate amortization expense for the three months ended June 30, 2006 and July 1, 2005 was $9 million and $8 million, respectively. Aggregate amortization expense for the six months ended June 30, 2006 and July 1, 2005 was $18 million and $16 million, respectively. The Company expects that ongoing amortization expense will approximate the following over the next five years:

Amortization
Years Ended December 31,	Expense
(Dollars in millions)

2006	$36
2007	35
2008	34
2009	34
2010	34

6.	Other (Income) Expense — Net

The following table provides details of other (income) expense — net:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(Dollars in millions)

Provision for bad debts	$—	$2	$3	$15
Net losses (gains) on sales of assets	—	1	(2)	1
Foreign currency exchange (gains) losses	1	14	(2)	19
Royalty and grant income	(6)	(6)	(12)	(11)
Miscellaneous other income	(2)	—	(10)	(7)

Other (income) expense — net	$(7)	$11	$(23)	$17

For the six months ended June 30, 2006, net provisions for bad debts of approximately $3 million were made. For the three and six months ended July 1, 2005, net provisions for bad debts of approximately $2 million and $15 million were made, respectively. These provisions were primarily in conjunction with bankruptcy and administration proceedings of certain of the Company’s customers.

7.	Accounts Receivable Securitization

The receivables facility, as amended (the “Receivables Facility”), extends until December 2009 and provides up to $250 million in funding principally from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Availability of funding under the Receivables Facility depends primarily upon the outstanding trade accounts receivable balance, and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Due to decreased availability under the facility as a result of certain customer credit rating downgrades below investment grade, the Company reduced the committed amount of the facility from $400 million to $250 million on January 24, 2006. As of June 30, 2006, based on the terms of this facility and the criteria described above, approximately $233 million of the Company’s total reported accounts receivable balance was considered eligible for borrowings under this facility, of which approximately $121 million would have been available for funding.

The Company had no outstanding borrowings under this facility as of June 30, 2006 or July 1, 2005. As such, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of the Borrower’s assets and, therefore, the financial statements of the Borrower were included in our consolidated financial statements as of June 30, 2006 and July 1, 2005.

In addition to the Receivables Facility described above, certain of the Company’s European subsidiaries have entered into receivables financing arrangements. The Company has up to €75 million available until January 2007 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. Additionally, the Company has a receivables financing arrangement of up to £25 million available until November 2006 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its United Kingdom affiliates and sells those trade receivables to a United Kingdom bank. In May 2006, the Company terminated a factoring arrangement in France which had up to €78 million available until November 2006 in which customers send bills of exchange directly to the bank. In July 2006, the Company replaced that factoring arrangement with a new arrangement which provides for availability of up to €80 million until July 2007. This new arrangement involves a wholly-owned special purpose vehicle, which purchases trade receivables from its French affiliates and sells those trade receivables to a French bank. All European arrangements are renewable for one year at the end of their respective terms, if not terminated. There were no outstanding borrowings under any of these facilities as of June 30, 2006.

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

Income tax expense for the three months ended June 30, 2006 was $53 million on pre-tax income of $144 million. Income tax expense for the six months ended June 30, 2006 was $116 million on pre-tax income of $254 million and includes zero tax benefit related to the $57 million loss on retirement of debt. See Note 10. The income tax rate varies from the United States statutory income tax rate due primarily to the impact of non-deductible interest expense in certain foreign jurisdictions, and earnings or losses in the United States and certain foreign jurisdictions, including the loss on retirement of debt noted above, without recognition of a corresponding income tax expense or benefit, partially offset by favorable foreign tax rates, holidays, and credits.

In July 2006, the FASB issued FASB Interpretation No. 48. “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 also provides guidance regarding subsequent derecognition of a tax position, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its analysis of the potential impact of this interpretation on the Company’s financial position, results of operations, or cash flows.

9.	Pension Plans and Post-Retirement Benefits Other Than Pensions

Pensions Plans

The following table provides the components of net pension cost (income) for the Company’s defined benefit pension plans for the three and six months ended June 30, 2006 and July 1, 2005:

	Three Months Ended
	June 30, 2006			July 1, 2005
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$6	$10	$6	$7	$9	$5
Interest cost on projected benefit obligations	16	63	10	17	64	8
Expected return on plan assets	(16)	(82)	(4)	(14)	(87)	(3)

Net pension cost (income)	$6	$(9)	$12	$10	$(14)	$10

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30, 2006			July 1, 2005
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$12	$20	$12	$14	$18	$10
Interest cost on projected benefit obligations	32	123	19	34	130	16
Expected return on plan assets	(32)	(161)	(7)	(28)	(176)	(6)

Net pension cost (income)	$12	$(18)	$24	$20	$(28)	$20

Post-Retirement Benefits Other Than Pensions (“OPEB”)

The following table provides the components of net post-retirement benefit cost for the Company’s plans for the three and six months ended June 30, 2006 and July 1, 2005:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(Dollars in millions)

Service cost	$1	$2	$3	$4
Interest cost on projected benefit obligations	11	12	22	24
Settlements	(3)	(3)	(4)	(3)
Amortization	(4)	(2)	(8)	(4)

Net post-retirement benefit cost	$5	$9	$13	$21

During the three and six months ended June 30, 2006, the Company recorded settlement gains of $3 million and $4 million, respectively, from retiree medical buyouts. In the second quarter of 2005, the Company recorded a settlement gain of approximately $3 million as a result of discontinuing supplemental retiree medical coverage to certain salaried retirees of a former affiliate of the Company.

In the three months ended July 1, 2005, the Company recorded a curtailment gain of approximately $2 million related to termination of retiree medical benefits for certain hourly employees at a facility that was closed in the third quarter of 2005. Such curtailment is reflected in restructuring charges in the accompanying unaudited consolidated statement of operations, and therefore is not included in the table above.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt

Total outstanding debt of the Company as of June 30, 2006 and December 31, 2005 consisted of the following:

	As of
	June 30,	December 31,
	2006	2005
	(Dollars in millions)

Short-term debt	$83	$98

Long-term debt:
Senior Notes	$959	$964
Senior Subordinated Notes	298	291
Term Loan facilities	1,585	1,593
Revolving credit facility	—	—
Lucas Industries Limited debentures due 2020	—	181
Capitalized leases	46	47
Other borrowings	64	62

Total long-term debt	2,952	3,138
Less current portion	68	37

Long-term debt, net of current portion	$2,884	$3,101

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

Credit Facilities

Senior Secured Credit Facilities.  On December 21, 2004, the Company entered into the Fourth Amended and Restated Credit Agreement dated as of December 17, 2004 with the lenders party thereto. The amended and restated credit agreement provides for $1.9 billion in senior secured credit facilities, consisting of (i) a 5-year $900 million revolving credit facility, (ii) a 5-year $400 million term loan A facility and (iii) a 7.5-year $600 million term loan B facility. The initial draw under these facilities occurred on January 10, 2005 (the “Funding Date”). Proceeds from the facilities were used to refinance the credit facilities existing as of December 31, 2004 (with the exception of the term loan E issued with the original principal amount of $300 million in November 2004 under the then-existing credit agreement), and pay fees and expenses related to the refinancing. In conjunction with the December 21, 2004 refinancing, the Company capitalized $5 million in deferred debt issuance costs in 2004, and capitalized an additional $4 million in January 2005. In 2005, the Company recognized accelerated amortization expense of

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3 million on the remaining debt issuance costs related to those certain syndicated term loans not extinguished until the Funding Date.

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

Debt Covenants

The Senior Notes, Senior Subordinated Notes and the Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of TRW Automotive Inc. and its subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the Senior Notes and Senior Subordinated Notes), pay certain dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing TRW Automotive Inc.’s indebtedness, including the Senior Notes, the Senior Subordinated Notes and the Receivables Facility, and change the business conducted by TRW Automotive Inc. and its subsidiaries. In addition, the Senior Secured Credit Facilities contain financial covenants relating to: a maximum total leverage ratio and a minimum interest coverage ratio and require certain prepayments from excess cash flows, as defined and in connection with certain asset sales and the incurrence of debt not permitted under the Senior Secured Credit Facilities. As of June 30, 2006, TRW Automotive Inc. was in compliance with all of its financial covenants.

Other Borrowings

On February 2, 2006, the Company repurchased its subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020 for £137 million, or approximately $243 million. This repurchase resulted in a loss on retirement of debt of £32 million, or approximately $57 million, which was recognized in the six months ended June 30, 2006. The Company funded the repurchase from cash on hand.

In November 2005, the Company entered into a series of interest rate swap agreements with a total notional value of $250 million to hedge the variability of interest payments associated with its variable-rate term debt. The swap agreements are expected to settle in January 2008. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of June 30, 2006, the Company recorded an asset of approximately $2 million related to these interest rate swaps, along with a corresponding increase in other comprehensive earnings.

In January 2004, the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. Since these interest rate swaps hedge the designated debt balance and qualify for fair value hedge accounting, changes in the fair value of the swaps also result in a corresponding adjustment to the value of the debt. As of June 30, 2006, the Company recorded an obligation of $31 million related to these interest rate swaps resulting from an increase in forward rates, along with a corresponding reduction in debt.

The Company has borrowings under uncommitted credit agreements in many of the countries in which it operates. These borrowings are primarily in the local foreign currency of the country or region where the Company’s operations are located. The borrowings are from various domestic and international banks at quoted market interest rates.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2006, the Company had approximately 4,621,000 shares of Common Stock available for issuance under the Plan. Approximately 9,556,000 options and 810,000 nonvested restricted stock units were outstanding as of the same date. The majority of the options have a 10-year term and vest ratably over five years.

The total compensation cost recognized for the Plan during the three and six months ended June 30, 2006 was $4 million and $8 million, respectively. Total share-based compensation expense during the three and six months ended June 30, 2006 included $2 million and $5 million, respectively, related to stock options as previously disclosed. The total compensation cost for the Plan during the three and six months ended July 1, 2005 was de minimis. No income tax benefit was recognized in the consolidated statement of operations, nor was any compensation cost capitalized as part of inventory or fixed assets for the Plan.

13.	Related Party Transactions

In connection with the acquisition by affiliates of The Blackstone Group L.P. (“Blackstone”) of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop (the “Acquisition”), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services. Approximately $1 million is included in the consolidated statements of operations for each of the three month periods ended June 30, 2006 and July 1, 2005, and approximately $2 million is included in each of the six month periods ended June 30, 2006 and July 1, 2005.

In the first quarter of 2006, the Company entered into a five-year participation agreement (“participation agreement”) with Cornerstone Purchasing Group LLC (“CPG”) designating CPG as exclusive agent for the purchase of certain indirect products and services. CPG is a “group purchasing organization” which secures from vendors pricing terms for goods and services that are believed to be more favorable than participants could obtain for themselves on an individual basis. Under the participation agreement the Company must purchase 80% of the requirements of its participating locations for the specified products and services through CPG. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendor in respect of purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of purchases by the Company under the participation agreement to an affiliate of Blackstone. For the three and six months ended June 30, 2006, the affiliate of Blackstone received no fees from CPG.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Operating Segments

The following table presents certain financial information by segment:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$1,888	$1,956	$3,703	$3,803
Occupant Safety Systems	1,123	955	2,267	1,893
Automotive Components	450	454	887	894

Total sales	$3,461	$3,365	$6,857	$6,590

Earnings before taxes:
Chassis Systems	$85	$114	$179	$173
Occupant Safety Systems	113	89	246	185
Automotive Components	35	31	70	64

Segment earnings before taxes	233	234	495	422
Corporate expense and other	(28)	(36)	(62)	(69)
Finance costs	(61)	(55)	(122)	(114)
Loss on retirement of debt	—	(7)	(57)	(7)

Earnings before income taxes	$144	$136	$254	$232

Intersegment sales:
Chassis Systems	$7	$1	$14	$4
Occupant Safety Systems	27	24	54	38
Automotive Components	10	10	22	22

	$44	$35	$90	$64

15.	Contingencies

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

As of June 30, 2006, the Company had reserves for environmental matters of $62 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement relating to the Acquisition. The Company believes

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position or results of operations. However, the Company cannot predict the effect on the Company’s financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

The Company faces an inherent business risk of exposure to product liability, recall and warranty claims in the event that its products actually or allegedly fail to perform as expected or the use of its products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, the Company could experience material warranty, recall or product liability losses in the future. In addition, the Company’s costs to defend the product liability claims have increased in recent years.

On May 31, 2006, the National Highway Traffic Safety Administration (“NHTSA”) opened an Engineering Analysis of front suspension lower ball joints on model year 2002-2006 Jeep Liberty vehicles. A subsidiary of the Company manufactured the ball joint used in this suspension system. On August 1, 2006, the Chrysler unit of DaimlerChrysler A.G. announced a voluntary recall of an estimated 832,500 vehicles to address this issue. At this time, the Company does not expect this recall to have a material impact on its results of operations or financial condition.

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

In the second quarter of 2006, our net sales were $3.5 billion, which represents an increase of approximately three percent over the second quarter of 2005. The increase resulted primarily from the consolidation of sales of Dalphi Metal Espana, S.A. (“Dalphimetal”) into our operations, a higher level of sales from new product areas and higher volumes on certain platforms, and the favorable effect of foreign currency exchange. These favorable items were partially offset by the negative impact of price reductions provided to customers. Operating income for the second quarter of 2006 was $201 million compared to $195 million for the prior year period, while net earnings for the second quarter of 2006 were $91 million as compared to $85 million for the second quarter of 2005. Our net sales for the six months ended June 30, 2006 were $6.9 billion, which represents an increase of four percent over the six months ended July 1, 2005. Operating income for the six months ended June 30, 2006 was $428 million compared to $347 million for the prior year period, while net earnings for the six months ended June 30, 2006 were $138 million as compared to $135 million for the six months ended July 1, 2005. Included in net earnings for the six months ended June 30, 2006 is a loss on retirement of debt of $57 million related to the repurchase of certain bonds as discussed below. Included in net earnings for the three and six months ended July 1, 2005 is a loss on retirement of debt of $7 million related to the repurchase of a portion of our 10 1/8% Senior Notes.

The Unfavorable Automotive Climate.  The automotive and automotive supply industries continued to experience unfavorable developments during the second quarter of 2006. These developments and trends include:

•	a decline in market share for vehicle sales among some of our largest customers, including Ford Motor Company, General Motors Corporation and, to a lesser extent, the Chrysler unit of DaimlerChrysler AG ( the “Big Three”);

•	the deteriorating financial condition of certain of our customers and the resulting uncertainty as they undergo (or contemplate undergoing) restructuring initiatives, including in certain cases, significant capacity reductions and/or reorganization under bankruptcy laws;

•	the continued rise in inflationary pressures impacting certain commodities such as base metals, aluminum, resins, chemicals, yarns and ferrous metals;

•	the rise in fuel prices, which has led to a consumer shift in the North American market away from sport utility vehicles and light trucks to more fuel efficient passenger cars;

•	the growing concerns over the economic viability of our Tier 2 and Tier 3 supply base as they face inflationary pressures and financial instability in certain of their customers;

•	continuing pricing pressure from OEMs;

•	reduced customer funding of engineering, research and development projects; and

•	volatility of the U.S. dollar against other currencies, mainly the Euro.

Despite these ongoing trends, we experienced strong operating results during the three and six months ended June 30, 2006. The effect of the unfavorable industry trends and developments was mitigated by, among other things, our customer, product and geographic diversity. We also benefited from sales growth, continued demand for safety products, continued implementation of previously announced restructuring actions and targeted cost reductions throughout our businesses.

In recent years and into 2006, the Big Three have seen a steady decline in their market share for vehicle sales in North America and Europe, with Asian OEMs increasing their share in such markets. The Big Three’s North American operations, in particular, continue to suffer significantly in this regard. Although we do have business with the Asian OEMs, our customer base is more heavily weighted toward the Big Three. Further, certain of our customers are undergoing various forms of restructuring initiatives, including reorganization under bankruptcy laws in certain cases, to address certain structural issues specific to their companies (such as significant overcapacity and pension and healthcare costs) along with the same negative industry trends that we are experiencing. Substantial restructuring initiatives undertaken by our major customers, such as those announced earlier by Ford and GM, could have a ripple effect throughout our industry and may have a severe impact on our business and our common suppliers. Also, work stoppages or other labor issues that may potentially occur at these customers’ or their suppliers’ facilities may have a material negative effect on us. Of particular concern is the current situation surrounding Delphi Corporation and the United Autoworkers’ union (the “UAW”), who are currently in negotiations. Should such negotiations break down and the UAW strike, the operations of Delphi’s major customers, including General Motors and others, could be significantly slowed or stopped altogether. Such a slowing or shutdown would have a material adverse affect on us, as we supply Delphi and a number of its customers.

Throughout the first half of 2006, commodity inflation continued, albeit at a more moderate pace than in 2005, and was marked with increased aluminum and other base metal prices. Such increases in metal prices did not impact our results in the first half of 2006 due to existing supply contracts. While we are exposed to greater aluminum and base metal price variability in the second half of 2006, we do not believe such exposure will have a material impact on our results of operations or financial condition. Also, costs of resins, yarns and other petroleum-based products, energy costs and ferrous metals continued to rise throughout the first half of 2006. Consequently, overall commodity inflation pressures remain a significant concern for our business and have placed a considerable operational and financial burden on the Company. We expect such inflationary pressures to continue into the foreseeable future. Accordingly, we continue to work with our suppliers and customers to mitigate the impact of increasing commodity costs. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.

Furthermore, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected or if they are unable to adequately mitigate inflationary pressures. These pressures have proven to be insurmountable to some of our suppliers and we have seen the number of bankruptcies or insolvencies increase due in part to the recent inflationary pressures. While the unstable condition of some of our suppliers or their failure to perform has not led to any material disruptions thus far, it has led to certain delivery delays and production issues, and may lead to further delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best source of supply.

Fuel prices have continued to rise in response to volatile global energy market conditions. As a result, there has been a shift in the North American market to more fuel-efficient vehicles away from higher margin sport utility vehicles and light trucks. While this shift has negatively impacted the mix of our product sales, we provide content for both passenger car and sport utility/light truck platforms and therefore the effect to TRW is somewhat mitigated.

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

We have also seen certain vehicle manufacturers shift away from their funding of engineering and development contracts for new technology. We expect this trend to continue in 2006, thereby contributing to an increase in the total of our engineering and research and development expenses.

While we continue our efforts to mitigate the risks described above, there can be no assurances that the results of these ongoing efforts will continue to be successful in the future or that we will not experience a decline in sales, a significant strengthening of the U.S. dollar compared to other currencies or increased costs or disruptions in supply, or that these items will not adversely impact our future earnings. We will continue to evaluate the negative industry trends referred to above, including the deteriorating financial condition of certain of our customers and suppliers, and whether additional actions may be required to mitigate those trends. Such actions may include further plant rationalization and global capacity optimization efforts across our businesses.

Our Debt and Capital Structure.  On an ongoing basis we monitor, and may modify, our debt and capital structure to reduce associated costs and provide greater financial and covenant flexibility. During 2006, we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020, for £137 million, or approximately $243 million, and we reduced the committed amount of our U.S. receivables facility from $400 million to $250 million due to decreased availability under the facility as a result of certain customer credit rating downgrades below investment grade. We may make further repurchases of notes or other debt securities from time to time as conditions warrant.

In the current environment of Federal Reserve Bank interest rate increases, our variable rate indebtedness exposes us to interest rate risk, which could cause our debt costs to increase significantly. A majority of our borrowings, including borrowings under TRW Automotive Inc.’s senior credit facilities, are at variable rates of interest and expose us to interest rate risk. As of June 30, 2006, approximately 63% of our total debt was at variable interest rates. As interest rates increase, the amount we are required to pay on our variable rate indebtedness increases even though the amount borrowed remains the same.

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

RESULTS OF OPERATIONS

The following unaudited consolidated statements of operations compare the results of operations for the three and six months ended June 30, 2006 and July 1, 2005.

Total Company Results of Operations

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2006 and July 1, 2005
(Unaudited)

	Three Months Ended		Variance
	June 30,	July 1,	Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Sales	$3,461	$3,365	$96
Cost of sales	3,107	3,010	97

Gross profit	354	355	(1)
Administrative and selling expenses	140	126	14
Amortization of intangible assets	9	8	1
Restructuring charges and asset impairments	11	15	(4)
Other (income) expense — net	(7)	11	(18)

Operating income	201	195	6
Interest expense — net	60	54	6
Loss on retirement of debt	—	7	(7)
Accounts receivable securitization costs	1	1	—
Equity in earnings of affiliates, net of tax	(9)	(5)	(4)
Minority interest, net of tax	5	2	3

Earnings before income taxes	144	136	8
Income tax expense	53	51	2

Net earnings	$91	$85	$6

Three Months Ended June 30, 2006 Compared to Three Months Ended July 1, 2005

Sales for the three months ended June 30, 2006 were $3.5 billion, an increase of $96 million as compared to $3.4 billion for the three months ended July 1, 2005. The increase was driven primarily by the consolidation of Dalphimetal acquired in October 2005, which contributed an incremental $110 million in sales. Additionally, the favorable effect of currency exchange contributed $31 million as the U.S. dollar weakened against the Euro and other currencies. These items were partially offset by the negative impact of price reductions provided to customers in excess of higher volumes which net to approximately $45 million.

Gross profit for the three months ended June 30, 2006 was $354 million, relatively unchanged from the three months ended July 1, 2005. Included in the three months ended June 30, 2006 were unfavorable mix, net of higher volume, of $17 million, and higher costs due to the unfavorable effect of currency exchange of $6 million. These items were offset by the consolidation of Dalphimetal of $15 million, and the net impact of cost reductions and the benefits of restructuring activities (in excess of inflation and price reductions provided to customers) which, together, net to $7 million. Gross profit as a percentage of sales for the three months ended June 30, 2006 was 10.2% compared to 10.5% for the three months ended July 1, 2005.

Administrative and selling expenses for the three months ended June 30, 2006 were $140 million compared to $126 million for the three months ended July 1, 2005. The increase was primarily driven by increased spending to support growth of $5 million, share-based compensation expense of $4 million which was not incurred in the prior year due to the adoption of SFAS No. 123(R) in July 2005, an increase in pension and other post-retirement benefit costs of $3 million, and the impact from the consolidation of Dalphimetal of $3 million. Administrative and selling expenses as a percentage of sales for the three months ended June 30, 2006 were 4.0% as compared to 3.7% for the three months ended July 1, 2005.

Amortization of intangible assets was $9 million for the three months ended June 30, 2006 as compared to $8 million for the three months ended July 1, 2005.

Restructuring charges and asset impairments were $11 million for the three months ended June 30, 2006 compared to $15 million for the three months ended July 1, 2005. During the three months ended June 30, 2006, the Company incurred charges of $7 million related to severance, retention, and outplacement services at various production facilities. The Company also recorded other asset impairments of $4 million to write down certain machinery and equipment to fair value based on estimated future cash flows. For the three months ended July 1, 2005, the Company recorded charges of $15 million for severance and other costs related to the consolidation of certain facilities, and asset impairments, net of a post-retirement curtailment gain.

Other (income) expense — net for the three months ended June 30, 2006 was income of $7 million compared to expense of $11 million for the three months ended July 1, 2005. The improvement was driven primarily by a decrease in foreign currency exchange losses of $13 million, a net increase in other income of $3 million, and a decrease in bad debt expense of $2 million related to the bankruptcy and administration proceedings of certain customers.

Interest expense — net for the three months ended June 30, 2006 was $60 million as compared to $54 million for the three months ended July 1, 2005. The increase in net interest expense is due primarily to higher interest rates impacting variable rate borrowings, and interest expense at Dalphimetal which was acquired in the fourth quarter of 2005.

Loss on retirement of debt for the three months ended July 1, 2005 totaled $7 million. In the second quarter of 2005, the Company repurchased approximately €48 million principal amount of its 10 1/8% Senior Notes with a portion of the proceeds from the issuance of Common Stock. The Company recorded a loss on retirement of debt of approximately $6 million for the related redemption premium on the 10 1/8% Senior Notes, and approximately $1 million for the write-off of deferred debt issue costs.

Accounts receivable securitization costs were $1 million for each of the three month periods ended June 30, 2006 and July 1, 2005.

Equity in earnings of affiliates was $9 million for the three months ended June 30, 2006 as compared to $5 million for the three months ended July 1, 2005. The increase was driven primarily by earnings from affiliates in Asia.

Minority interest was $5 million for the three months ended June 30, 2006 as compared to $2 million for the three months ended July 1, 2005. The increase of $3 million was driven primarily by the acquisition of Dalphimetal in the fourth quarter of 2005.

Income tax expense for the three months ended June 30, 2006 was $53 million on pre-tax earnings of $144 million as compared to income tax expense of $51 million on pre-tax earnings of $136 million for the three months ended July 1, 2005. The income tax expense of $51 million for the three months ended July 1, 2005 includes a one-time benefit of $17 million resulting from a tax law change in Poland. The income tax rate varies from the United States statutory income tax rate due primarily to the impact of non-deductible interest expense in certain foreign jurisdictions, and earnings or losses in the United States and certain foreign jurisdictions without recognition of a corresponding income tax expense or benefit, partially offset by favorable foreign tax rates, holidays, and credits.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2006 and July 1, 2005
(Unaudited)

	Six Months Ended		Variance
	June 30,	July 1,	Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Sales	$6,857	$6,590	$267
Cost of sales	6,146	5,925	221

Gross profit	711	665	46
Administrative and selling expenses	269	262	7
Amortization of intangible assets	18	16	2
Restructuring charges and asset impairments	19	23	(4)
Other (income) expense — net	(23)	17	(40)

Operating income	428	347	81
Interest expense — net	120	112	8
Loss on retirement of debt	57	7	50
Accounts receivable securitization costs	2	2	—
Equity in earnings of affiliates, net of tax	(13)	(10)	(3)
Minority interest, net of tax	8	4	4

Earnings before income taxes	254	232	22
Income tax expense	116	97	19

Net earnings	$138	$135	$3

Six Months Ended June 30, 2006 Compared to Six Months Ended July 1, 2005

Sales for the six months ended June 30, 2006 were $6.9 billion, an increase of $267 million as compared to $6.6 billion for the six months ended July 1, 2005. The increase was driven by the favorable impact of the consolidation of Dalphimetal of $215 million, and favorable volume (net of price reductions provided to customers) of $116 million. These items were offset by the unfavorable effect of currency exchange of $64 million.

Gross profit for the six months ended June 30, 2006 was $711 million, an increase of $46 million compared to $665 million for the six months ended July 1, 2005. The increase was driven primarily by the net impact of cost reductions and the benefits of restructuring activities (net of inflation and price reductions to customers) of $32 million, the favorable impact of the consolidation of Dalphimetal of $27 million, and higher volume and mix of $11 million. These items were offset by the unfavorable effect of currency exchange of $16 million, lower engineering recoveries of $5 million, and an increase in pension and other post-employment benefit costs of $4 million. Gross profit as a percentage of sales for the six months ended June 30, 2006 was 10.4% compared to 10.1% for the six months ended July 1, 2005.

Administrative and selling expenses for the six months ended June 30, 2006 were $269 million, an increase of $7 million compared to $262 million for the six months ended July 1, 2005. The increase was driven primarily by share-based compensation of $8 million not incurred in the prior year and the consolidation of Dalphimetal of $5 million. These items were offset by cost reductions of $2 million and the favorable effect of currency exchange of $2 million. Administrative and selling expenses as a percentage of sales for the three months ended June 30, 2006 were 3.9% as compared to 4.0% for the six months ended July 1, 2005.

Amortization of intangible assets was $18 million for the six months ended June 30, 2006 as compared to $16 million for the six months ended July 1, 2005.

Restructuring charges and asset impairments were $19 million for the six months ended June 30, 2006 compared to $23 million for the six months ended July 1, 2005. During the six months ended June 30, 2006, the

Company incurred charges of $14 million for severance and other charges related to the consolidation and closure of certain facilities, and $1 million of net asset impairments to write down certain closed facilities to fair value based on current real estate market conditions. The Company also recorded other asset impairments of $4 million to write down certain machinery and equipment to fair value based on estimated future cash flows. For the six months ended July 1, 2005, the Company recorded charges of $23 million for severance and other costs related to the consolidation of certain facilities, and asset impairments, net of a post-retirement benefit curtailment gain.

Other (income) expense — net for the six months ended June 30, 2006 was income of $23 million compared to expense of $17 million for the six months ended July 1, 2005. The change was driven primarily by a decrease in foreign currency exchange losses of $21 million, a decrease in bad debt expense of $12 million related to the bankruptcy and administration proceedings of certain customers, and a net increase in asset sales and other income of $7 million.

Interest expense — net for the six months ended June 30, 2006 was $120 million as compared to $112 million for the six months ended July 1, 2005. Net interest expense increased due primarily to rising interest rates on variable rate debt, and interest expense at Dalphimetal which was acquired in the fourth quarter of 2005. Interest expense for the six months ended July 1, 2005 included approximately $3 million of expenses related to the credit agreement amendment and restatement entered into in December 2004.

Loss on retirement of debt for the six months ended June 30, 2006 totaled $57 million compared to $7 million for the six months ended July 1, 2005. During the six months ended June 30, 2006, the Company incurred a loss on retirement of debt of $57 million due to the February 2006 repurchase of all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020, for £137 million, or approximately $243 million. The repayment of debt resulted in a pretax charge of £32 million, or approximately $57 million, for loss on retirement of debt. In the first six months of 2005, the Company repurchased approximately €48 million principal amount of its 10 1/8% Senior Notes with a portion of the proceeds from the issuance of Common Stock. The Company recorded a loss on retirement of debt of approximately $6 million for the related redemption premium on the 10 1/8% Senior Notes, and approximately $1 million for the write-off of deferred debt issue costs.

Accounts receivable securitization costs were $2 million for the six months ended June 30, 2006 compared to the $2 million for the six months ended July 1, 2005.

Equity in earnings of affiliates was $13 million for the six months ended June 30, 2006 as compared to $10 million for the six months ended July 1, 2005. The increase was driven primarily by earnings from affiliates in Asia.

Minority interest was $8 million for the six months ended June 30, 2006 as compared to $4 million for the six months ended July 1, 2005. The increase of $4 million was driven primarily by the acquisition of Dalphimetal in the fourth quarter of 2005.

Income tax expense for the six months ended June 30, 2006 was $116 million on pre-tax earnings of $254 million as compared to income tax expense of $97 million on pre-tax earnings of $232 million for the six months ended July 1, 2005. The tax expense of $116 million for the six months ended June 30, 2006 includes zero benefit related to the $57 million loss on retirement of debt. The income tax expense of $97 million for the six months ended July 1, 2005 includes a one-time benefit of $17 million resulting from a tax law change in Poland. The income tax rate varies from the United States statutory income tax rate due primarily to the impact of non-deductible interest expense in certain foreign jurisdictions, and earnings or losses in the United States and certain foreign jurisdictions, including the loss on retirement of debt noted above, without recognition of a corresponding income tax expense or benefit, partially offset by favorable foreign tax rates, holidays, and credits.

SEGMENT RESULTS OF OPERATIONS

The following table reconciles segment sales and earnings before taxes to consolidated sales and earnings before taxes for the three and six months ended June 30, 2006 and July 1, 2005.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$1,888	$1,956	$3,703	$3,803
Occupant Safety Systems	1,123	955	2,267	1,893
Automotive Components	450	454	887	894

Total sales	$3,461	$3,365	$6,857	$6,590

Earnings before taxes
Chassis Systems	$85	$114	$179	$173
Occupant Safety Systems	113	89	246	185
Automotive Components	35	31	70	64

Segment earnings before taxes	233	234	495	422
Corporate expense and other	(28)	(36)	(62)	(69)
Financing costs	(61)	(55)	(122)	(114)
Loss on retirement of debt	—	(7)	(57)	(7)

Earnings before taxes	$144	$136	$254	$232

Chassis Systems

Three Months Ended June 30, 2006 Compared to Three Months Ended July 1, 2005

	Three Months Ended		Variance
	June 30,	July 1,	Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Sales	$1,888	$1,956	$(68)
Earnings before taxes	85	114	(29)
Restructuring charges and asset impairments included in earnings before taxes	(7)	(5)	2

Sales for the Chassis Systems segment for the three months ended June 30, 2006 were $1,888 million, a decrease of $68 million compared to $1,956 million for the three months ended July 1, 2005. The decrease was primarily driven by lower volumes and the effect of lower industry production including the decline of sport utility vehicle and light truck sales in the North American market, together with price reductions provided to customers, of $84 million. The decrease was partially offset by favorable effect of currency exchange of $17 million.

Earnings before taxes for the Chassis Systems segment for the three months ended June 30, 2006 were $85 million, a decrease of $29 million compared to $114 million for the three months ended July 1, 2005. The decrease was driven primarily by the unfavorable impact of volume and mix of $26 million, an increase in warranty expense of $9 million, an increase in product development expenses of $4 million, an increase in restructuring charges of $2 million, and the unfavorable effect of currency exchange of $2 million. These items were offset by the favorable net impact of cost reductions and the benefit of restructuring activities (in excess of commodity inflation and price reductions provided to customers) of $11 million. For the three months ended June 30, 2006, Chassis Systems recorded restructuring charges of $4 million in connection with severance and costs related to the consolidation of certain facilities, and $3 million in other asset impairments to write down certain machinery and equipment to fair value based on estimated future cash flows. For the three months ended July 1, 2005, Chassis

Systems recorded restructuring charges of $5 million in connection with severance and costs related to the consolidation of certain facilities, net of a post-retirement benefit curtailment gain.

Six Months Ended June 30, 2006 Compared to Six Months Ended July 1, 2005

	Six Months Ended		Variance
	June 30,	July 1,	Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Sales	$3,703	$3,803	$(100)
Earnings before taxes	179	173	6
Restructuring charges and asset impairments included in earnings before taxes	(13)	(9)	4

Sales for the Chassis Systems segment for the six months ended June 30, 2006 were $3,703 million, a decrease of $100 million compared to $3,803 million for the six months ended July 1, 2005. The decrease was driven primarily by unfavorable volume and price reductions provided to customers of $52 million, and the unfavorable effect of currency exchange of $48 million.

Earnings before taxes for the Chassis Systems segment for the six months ended June 30, 2006 were $179 million, an increase of $6 million compared to $173 million for the six months ended July 1, 2005. The increase was driven primarily by the net impact of cost reductions and the benefits of restructuring activities (net of inflation and price reductions provided to customers) of $46 million, and a decrease in bad debt expense of $10 million. These items were offset by a decrease in volume and mix of $24 million, an increase in warranty expense of $8 million, the unfavorable effect of currency exchange of $8 million, an increase in product development spending of $7 million, and an increase in restructuring expenses of $4 million. For the six months ended June 30, 2006, Chassis Systems recorded restructuring charges of $10 million in connection with severance and costs related to the consolidation of certain facilities, and $3 million in other asset impairments to write down certain machinery and equipment to fair value based on estimated future cash flows. For the six months ended July 1, 2005, Chassis Systems recorded restructuring charges of $9 million in connection with severance and costs related to the consolidation of certain facilities, net of a post-retirement benefit curtailment gain.

Occupant Safety Systems

Three Months Ended June 30, 2006 Compared to Three Months Ended July 1, 2005

	Three Months Ended		Variance
	June 30,	July 1,	Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Sales	$1,123	$955	$168
Earnings before taxes	113	89	24
Restructuring charges and asset impairments included in earnings before taxes	(3)	(5)	(2)

Sales for the Occupant Safety Systems segment for the three months ended June 30, 2006 were $1,123 million, an increase of $168 million compared to $955 million for the three months ended July 1, 2005. The increase was driven primarily by the consolidation of Dalphimetal which was acquired in November 2005, which contributed sales of $110 million, favorable volume (in excess of price reductions provided to customers) of $52 million, and the favorable effect of currency exchange of $6 million.

Earnings before taxes for the Occupant Safety Systems segment for the three months ended June 30, 2006 were $113 million, an increase of $24 million compared to $89 million for the three months ended July 1, 2005. The increase was driven primarily by favorable volume and mix of $16 million, the consolidation of Dalphimetal which contributed $8 million, and a decrease in other costs. The items were offset by the net impact of price reductions provided to customers (net of cost reductions) of $4 million. For the three months ended June 30, 2006, Occupant Safety Systems recorded restructuring charges of $2 million in connection with severance and costs related to the consolidation of certain facilities, and $1 million in other asset impairments to write down certain machinery and equipment to fair value based on estimated future cash flows. For the three months ended July 1, 2005, Occupant Safety Systems recorded asset impairments of $5 million.

Six Months Ended June 30, 2006 Compared to Six Months Ended July 1, 2005

	Six Months Ended		Variance
	June 30,	July 1,	Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Sales	$2,267	$1,893	$374
Earnings before taxes	246	185	61
Restructuring charges and asset impairments included in earnings before taxes	(5)	(7)	(2)

Sales for the Occupant Safety Systems segment for the six months ended June 30, 2006 of $2,267 million increased $374 million compared to $1,893 million for the six months ended July 1, 2005. The increase was driven primarily by the consolidation of Dalphimetal which contributed incremental sales of $215 million, and favorable volume (net of price reductions provided to customers) of $170 million. These items were offset by the unfavorable effect of currency exchange of $11 million.

Earnings before taxes for the Occupant Safety Systems segment for the six months ended June 30, 2006 of $246 million increased $61 million compared to $185 million for the six months ended July 1, 2005. The increase was driven primarily by favorable volume and mix of $48 million, the consolidation of Dalphimetal of $16 million, and a decrease in pension and other post-employment benefit spending of $2 million. These items were offset by price reductions provided to customers (net of cost reductions) of $11 million. For the six months ended June 30, 2006, Occupant Safety Systems recorded restructuring charges of $4 million in connection with severance and costs related to the consolidation of certain facilities, and $1 million in other asset impairments to write down certain machinery and equipment to fair value based on estimated future cash flows. For the six months ended July 1, 2005, Occupant Safety Systems recorded charges of $7 million in connection with severance and costs related to the consolidation of certain facilities and asset impairments.

Automotive Components

Three Months Ended June 30, 2006 Compared to Three Months Ended July 1, 2005

	Three Months Ended		Variance
	June 30,	July 1,	Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Sales	$450	$454	$(4)
Earnings before taxes	35	31	4
Restructuring charges included in earnings before taxes	(1)	(5)	(4)

Sales for the Automotive Components segment for the three months ended June 30, 2006 were $450 million, a decrease of $4 million compared to $454 million for the three months ended July 1, 2005. The decrease was driven primarily by the net impact of price reductions provided to customers (combined with volume decreases) of $12 million, offset by the favorable impact of currency exchange of $8 million.

Earnings before taxes for the Automotive Components segment for the three months ended June 30, 2006 were $35 million, an increase of $4 million compared to $31 million for the three months ended July 1, 2005. The increase was driven primarily by a decrease in restructuring charges of $5 million, a decrease in warranty expense of $3 million, and a decrease in other costs. These items were offset by unfavorable volume and mix of $7 million. For the three months ended June 30, 2006, Automotive Components recorded restructuring charges of $1 million in connection with severance and costs related to the consolidation of certain facilities compared to $5 million for the three months ended July 1, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended July 1, 2005

	Six Months Ended		Variance
	June 30,	July 1,	Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Sales	$887	$894	$(7)
Earnings before taxes	70	64	6
Restructuring charges included in earnings before taxes	(1)	(7)	(6)

Sales for the Automotive Components segment for the six months ended June 30, 2006 of $887 million decreased $7 million compared to $894 million for the six months ended July 1, 2005. The decrease was driven primarily by the unfavorable effect of currency exchange of $6 million, and price reductions provided to customers, net of volume, of $1 million.

Earnings before taxes for the Automotive Components segment for the six months ended June 30, 2006 of $70 million increased $6 million compared to $64 million for the six months ended July 1, 2005. The increase was driven primarily by a decrease in restructuring expenses of $7 million, the favorable impact of cost reductions and benefits of restructuring activities (in excess of inflation and price reductions provided to customers) of $3 million, a decrease in warranty expense of $3 million, and lower bad debt expense of $2 million. These items were offset by unfavorable volume and mix of $11 million, and the unfavorable impact of currency exchange. For the six months ended June 30, 2006, Automotive Components recorded restructuring charges of $1 million in connection with severance and costs related to the consolidation of certain facilities compared to $7 million for the six months ended July 1, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities.  Cash provided by operating activities for the six months ended June 30, 2006 was $251 million as compared to $212 million for the six months ended July 1, 2005. The increase resulted primarily from increased operating profits as well as improvements in working capital due to the net favorable impact related to the timing of vendor payments, partially offset by reductions in other liabilities.

Investing Activities.  Cash used in investing activities for the six months ended June 30, 2006 was $193 million as compared to $174 million for the six months ended July 1, 2005.

During the six months ended June 30, 2006, we spent $202 million in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches started in 2005 and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $540 million, or approximately 4% of sales, in such capital expenditures during 2006.

Financing Activities.  Cash used in financing activities was $253 million for the six months ended June 30, 2006, compared to cash used in financing activities of $290 million in the six months ended July 1, 2005. On February 2, 2006, we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020, for £137 million, or approximately $243 million.

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

In connection with the acquisition by an affiliate of The Blackstone Group, L.P. (“Blackstone”) of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop Grumman Corporation (“Northrop”) (the “Acquisition”), our wholly-owned subsidiary TRW Automotive Inc. issued the senior notes and the senior subordinated notes, entered into senior credit facilities, consisting of a revolving credit facility and term loan facilities, and initiated a trade accounts receivable securitization program, or the receivables facility.

We intend to draw down on, and use proceeds from, the revolving credit facility under our senior secured credit facilities, as amended, and our United States and European accounts receivables facilities (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of June 30, 2006, we had approximately $833 million of availability under our revolving credit facility after giving effect to $67 million in outstanding letters of credit and guarantees, which reduced the amount available. As of June 30, 2006, approximately $233 million of our total reported accounts receivable balance was considered eligible for borrowings under our United States receivables facility, of which approximately $121 million would have been available for funding. We had no outstanding borrowings under this receivables facility as of June 30, 2006. In addition, as of June 30, 2006, we had approximately €119 million and £25 million available under our European accounts receivable facilities. We had no outstanding borrowings under the European accounts receivable facilities as of June 30, 2006.

During any given month, we anticipate that we will draw as much as an aggregate of $400 million from the Liquidity Facilities. The amounts drawn under the Liquidity Facilities typically will be paid back throughout the month as cash from customers is received. We may then draw upon such facilities again for working capital purposes in the same or succeeding months. These borrowings reflect normal working capital utilization of liquidity. In addition, Dalphimetal and its subsidiaries have approximately €67 million of credit facilities, of which €42 million was available as of June 30, 2006. We expect that these facilities will be fully drawn from time to time for normal working capital purposes.

Debt Repurchases.  On February 2, 2006, we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020 for approximately £137 million, or approximately $243 million. The repayment of debt resulted in a pretax charge of approximately £32 million, or approximately $57 million, for loss on retirement of debt, which was recognized in our first quarter 2006 results. We funded the repurchase from cash on hand.

We continuously evaluate our capital structure in order to ensure the most appropriate and optimal structure and may, from time to time, repurchase senior notes, senior subordinated notes or any other of our debt in the open market or through redemption or retirement, if conditions warrant.

Funding Our Requirements.  While we are highly leveraged, we believe that funds generated from operations and available borrowing capacity will be adequate to fund debt service requirements, capital expenditures, working capital requirements and company-sponsored research and development programs. In addition, we believe that our current financial position and financing plans will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items and to reduce debt may be affected by general economic (including difficulties in the automotive industry), financial market, competitive, legislative and regulatory factors, and the cost of warranty and recall and litigation claims, among other things. Therefore, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility or receivables facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Credit Ratings.  Set forth below are our credit ratings for Standard & Poor’s, Moody’s and Fitch as of June 30, 2006.

	S & P	Moody’s	Fitch

Corporate & Bank Debt Rating	BB+	Ba2	BB+
Senior Note Rating	BB−	Ba3	BB−
Senior Subordinated Note Rating	BB−	B1	B+

In the event of a downgrade, we believe we would continue to have access to sufficient liquidity; however, the cost of borrowing would increase and our ability to access certain financial markets could be limited.

Senior Secured Credit Facilities.  The senior secured credit facilities consist of a secured revolving credit facility and various senior secured term loan facilities. As of June 30, 2006, the term loan facilities, with maturities ranging from 2010 to 2012, consisted of an aggregate of $1.6 billion dollar-denominated term loans and the revolving credit facility provided for borrowing of up to $900 million.

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

Interest Payments.  Borrowings under the senior credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the administrative agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) LIBOR or a eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of June 30, 2006, the applicable margin for the term loan A and the revolving credit facility was 0.375% with respect to base rate borrowings and 1.375% with respect to Eurocurrency borrowings, and the applicable margin for the term loan B, term loan B-2 and term loan E was 0.50% with respect to the base rate borrowings and 1.50% with respect to Eurocurrency borrowings. The commitment fee on the undrawn amounts under the revolving credit facility was 0.35%. The commitment fee on the revolving credit facility and the applicable margin on the senior credit facilities are subject to a leverage-based grid. Variable rate debt exposes us to the risk of rising interest rates. As interest rates increase, our debt service obligation on variable rate debt increases, even though principal amounts borrowed remain unchanged.

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

Interest Rate Swap Agreements.  In November 2005, the Company entered into a series of interest rate swap agreements with a total notional value of $250 million to hedge the variability of interest payments associated with its variable-rate term debt. The swap agreements are expected to settle in January 2008. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of June 30, 2006, the Company recorded an asset of approximately $2 million related to these interest rate swaps, along with a corresponding increase in other comprehensive earnings.

In January 2004, the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. Since these interest rate swaps hedge the designated debt balance and qualify for fair value hedge accounting, changes in the fair value of the swaps also result in a corresponding adjustment to the value of the debt. As of June 30, 2006, the Company recorded an obligation of $31 million related to these interest rate swaps resulting from an increase in forward rates, along with a corresponding reduction of debt.

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

Under the master purchase agreement relating to the Acquisition, we are required to indemnify Northrop for certain tax losses or liabilities pertaining to pre-Acquisition periods. This indemnification obligation is capped at $67 million. Payments of approximately $55 million were made through 2005. During the first six months of 2006, we made tax payments of approximately $3 million pursuant to this indemnification. The Company’s remaining obligation under this indemnity is $9 million, which is expected to be paid during the remainder of 2006.

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

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). We had no outstanding borrowings under this facility as of June 30, 2006.

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

However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the borrower’s assets, we are required to consolidate the borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as accounts receivable securitization costs. As there were no borrowings outstanding under the receivables facility during the three and six months ended June 30, 2006, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the borrower’s assets and, therefore, the financial position and results of operations of the borrower were included in our consolidated financial statements as of June 30, 2006.

Other Receivables Facilities

In addition to the receivables facilities described above, certain of our European subsidiaries have entered into receivables financing arrangements. We have three receivable financing arrangements with availabilities of up to €80 million, €75 million and £25 million, respectively. Each of these arrangements is available for a term of one year and each involves a separate wholly-owned special purpose vehicle which purchases trade receivables from its domestic affiliates and sells those trade receivables to a domestic bank. These financing arrangements provide short-term financing to meet our liquidity needs. There were no borrowings under any of these arrangements as of June 30, 2006.

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

A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of June 30, 2006, we had reserves for environmental matters of $62 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of the indemnification provided for in the master purchase agreement under which Northrop has agreed to indemnify us for 50% of any environmental liabilities associated with the operation or ownership of TRW Inc.’s automotive business existing at or prior to the Acquisition, subject to certain exceptions.

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

CONTINGENCIES

Various claims, lawsuits and administrative proceedings are pending or threatened against our subsidiaries, covering a wide range of matters that arise in the ordinary course of our business activities with respect to commercial, patent, product liability, environmental and occupational safety and health law matters. We face an inherent business risk of exposure to product liability, recall and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty, recall or product liability losses in the future. In addition, our costs to defend the product liability claims have increased in recent years.

On May 31, 2006, the National Highway Traffic Safety Administration (“NHTSA”) opened an Engineering Analysis of front suspension lower ball joints on model year 2002-2006 Jeep Liberty vehicles. One of our subsidiaries manufactured the ball joint used in this suspension system. On August 1, 2006, the Chrysler unit of DaimlerChrysler A.G. announced a voluntary recall of an estimated 832,500 vehicles to address this issue. At this time, we do not expect this recall to have a material impact on our results of operations or financial condition.

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

OUTLOOK

The Company revised its full year guidance upward as a result of its strong first half results. Accordingly, full year sales are expected to be in the range of $13.0 to $13.3 billion (including third quarter sales of approximately $3.0 billion). Net earnings per diluted share are now expected to be in the range of $1.50 to $1.80, which includes the $57 million loss on retirement of debt incurred in the first quarter of 2006. Pre-tax restructuring expenses are still expected to approximate $50 million, and capital expenditures are expected to approximate four percent of sales for the year ended December 31, 2006.

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

In addition, we assess the need to establish a valuation allowance against certain deferred tax assets based on a more-likely-than-not threshold, in accordance with SFAS No. 109, “Accounting for Income Taxes.” We provide a valuation allowance against deferred tax assets if, based upon all positive and negative evidence, we determine that it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized. Based upon our assessment, certain jurisdictions have deferred tax assets with no related valuation allowance recognized and certain jurisdictions have deferred tax assets with a full valuation allowance recognized. Recording a valuation allowance serves to increase income tax expense during the reporting period and similarly, reversing a valuation allowance serves to decrease income tax expense during the reporting period. If future events or results were to be significantly different than currently forecast, a valuation allowance may be required or a valuation allowance may be reversed, both of which could have a significant impact on income tax expense during the reporting period such determination is made and to a lesser extent future periods.

We are concerned about the ongoing financial health and solvency of our major customers as they address negative industry trends through various restructuring activities. Such restructuring actions, if significant, could have a negative impact on our financial results. Annually, we purchase large quantities of ferrous metals, aluminum, base metals, resins, and textiles for use in our manufacturing process either indirectly as part of purchased components, or directly as raw materials, and therefore we continue to be exposed to the recent inflationary pressures impacting the resin/yarn, ferrous metal, aluminum, and other commodity markets on a worldwide basis.

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

Given the nature of our global operations, we maintain an inherent exposure to fluctuations in foreign currencies relative to the U.S. dollar which has recently strengthened significantly against such currencies. Should this trend continue, it could have a negative impact on our results of operations due to our proportional concentration of sales volumes in countries outside the United States. Furthermore, variable rate indebtedness exposes us to the risk of rising interest rates. As interest rates increase, our debt service obligation on variable rate indebtedness increases, even though amounts borrowed remain unchanged.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors which could cause our actual results to differ materially from those suggested by our forward-looking statements are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under “Item 1A. Risk Factors” and are updated in “Item 1A. Risk Factors” in the Report on Form 10-Q for the quarter ended March 31, 2006 and include: work stoppages or other labor issues at the facilities of our customers or suppliers; non-performance by, or insolvency of, our suppliers and customers, which may be exacerbated by recent bankruptcies and other pressures within the automotive industry; the inability of our suppliers to deliver products at the scheduled rate and disruptions arising in connection therewith; interest rate risk arising from our variable rate indebtedness (which constitutes the majority of the Company’s indebtedness), especially in view of the current climate of rising interest rates; possible production cuts or restructuring by our customers; loss of market share by domestic vehicle manufacturers; efforts by our customers to consolidate their supply base; severe inflationary pressures impacting the market for commodities; escalating pricing pressures from our customers; our dependence on our largest customers; fluctuations in foreign exchange rates; our substantial leverage; product liability and warranty and recall claims; limitations on flexibility in operating our business contained in our debt agreements; the possibility that our owners’ interests will conflict with ours; and other risks and uncertainties set forth in our Form 10-K and our other filings with the Securities and Exchange Commission.

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

Foreign Currency Exchange Rate Risk.  We utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts and, to a lesser extent, options are utilized to protect our cash flow from adverse movements in exchange rates. These derivative instruments are only used to hedge transactional exposures. Risks associated with translation exposures are not hedged. Transactional currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of June 30, 2006, approximately 15% of our total debt was in foreign currencies as compared to 21% as of July 1, 2005.

Interest Rate Risk.  We are subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt. In order to manage interest costs, we utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (LIBOR). As of June 30, 2006, approximately 63% of our total debt was at variable interest rates as compared to 65% as of July 1, 2005.

Sensitivity Analysis.  We utilize a sensitivity analysis model to calculate the fair value, cash flows or income statement impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of June 30, 2006 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The results of the sensitivity model calculations follow:

	Assuming a 10%	Assuming a 10%	Favorable
	Increase in	Decrease in	(Unfavorable)
Market Risk	Rates	Rates	Change in
	(Dollars in millions)

Foreign Currency Rate Sensitivity:
Forwards*
— Long US$	$(65)	$72	Fair value
— Short US$	$20	$(19)	Fair value
Debt
— Foreign currency denominated	$(45)	$45	Fair value
Interest Rate Sensitivity:
Debt
— Fixed rate	$15	$(15)	Fair value
— Variable rate	$(11)	$11	Cash flow
Swaps
— Pay variable/receive fixed	$(14)	$11	Fair value
— Pay fixed/receive variable	$2	$(2)	Fair value

*	Includes only the risk related to the derivative instruments that serve as hedges and does not include the related underlying hedged item or any other operating transactions. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006, have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and submitted to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in this Quarterly Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies,” there have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Form 10-Q for the quarter ended March 31, 2006.

Item 1A.	Risk Factors

There have been no material changes in risk factors involving the Company or its subsidiaries from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Form 10-Q for the quarter ended March 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer repurchases

The independent trustee of our 401(k) plans and similar plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and matching contributions in Company stock to employee investments. In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and for the satisfaction of tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the Company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of this Report on Form 10-Q. In addition, although our stock incentive plan also permits the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding, there was no such withholding in the second quarter of 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company held its 2006 Annual Meeting of Stockholders on May 16, 2006. At the meeting, the following matters were submitted to a vote of the stockholders of the Company and approved by the stockholders:

(1) The election of two directors to three-year terms on the Board of Directors.

Class II directors for a term expiring at the 2009 annual meeting of stockholders:

	For	Withhold

Robert L. Friedman	69,141,861	15,187,559
J. Michael Losh	81,136,045	3,193,375

(2) The ratification of Ernst & Young LLP as independent registered public accounting firm to audit the consolidated financial statements of TRW Automotive Holdings Corp. for 2006:

For	Against	Abstain

82,652,806	1,512,504	164,111

Item 5.	Other Information

The American Jobs Creation Act of 2004 (the “Act”) imposed additional regulations relative to the design and operation of nonqualified deferred compensation arrangements. These regulations, among other things, changed the forms of payment of both pre-Act and post-Act deferral elections, and imposed fairly restrictive limitations on a participant’s ability to change the time and form of such payments. In light of the significant restrictions imposed by the Act, Congress provided for a transition rule which allowed companies to offer early withdrawal of vested account balances.

In response to these limitations, and in accordance with the provisions of the Act, on July 31, 2006, TRW Automotive U.S. LLC, a subsidiary of the Company, amended the TRW Automotive Benefits Equalization Plan (the “BEP”) and the TRW Automotive Deferred Compensation Plan (the “DCP”) in order to offer the opportunity provided by the transition rule to allow participants (which includes certain of the Company’s executive officers) an early distribution election of amounts previously deferred under these plans.

Additionally, due in part to the Act, as well as low participation levels in the DCP, TRW Automotive U.S. LLC amended the DCP to cease all future contributions to that plan, effective as of December 31, 2006.

Item 6.	Exhibits

Exhibit
Number	Exhibit Name

10.1	Third Amendment dated as of July 28, 2006 to Employment Agreement of John C. Plant

10.2	First Amendment dated as of July 28, 2006 to Executive Supplemental Retirement Plan of TRW Automotive Inc.

10.3	First Amendment dated as of November 18, 2004 to TRW Automotive Benefit Equalization Plan

10.4	First Amendment dated as of November 18, 2004 to TRW Automotive Deferred Compensation Plan

10.5	Second Amendment dated as of July 31, 2006 to TRW Automotive Benefit Equalization Plan

10.6	Second Amendment dated as of July 31, 2006 to TRW Automotive Deferred Compensation Plan

31(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

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
Joseph S. Cantie
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date: August 2, 2006

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

10.1	Third Amendment dated as of July 28, 2006 to Employment Agreement of John C. Plant
10.2	First Amendment dated as of July 28, 2006 to Executive Supplemental Retirement Plan of TRW Automotive Inc.
10.3	First Amendment dated as of November 18, 2004 to TRW Automotive Benefit Equalization Plan
10.4	First Amendment dated as of November 18, 2004 to TRW Automotive Deferred Compensation Plan
10.5	Second Amendment dated as of July 31, 2006 to TRW Automotive Benefit Equalization Plan
10.6	Second Amendment dated as of July 31, 2006 to TRW Automotive Deferred Compensation Plan
31(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32(a)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
32(b)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002