Form 10-Q
period 2006-09-29
TRW AUTOMOTIVE HOLDINGS CORP
filed 2006-11-01
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2006
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

Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of October 25, 2006, the number of shares outstanding of the registrant’s Common Stock was 101,075,670.

TRW AUTOMOTIVE HOLDINGS CORP.

i

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

TRW AUTOMOTIVE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 29,	September 30,
	2006	2005
	(Unaudited)
	(In millions, except per
	share amounts)

Sales	$3,015	$2,917
Cost of sales	2,785	2,664

Gross profit	230	253
Administrative and selling expenses	134	135
Amortization of intangible assets	9	8
Restructuring charges and asset impairments	3	35
Other expense — net	2	2

Operating income	82	73
Interest expense — net	62	59
Equity in earnings of affiliates, net of tax	(6)	(2)
Minority interest, net of tax	3	1

Earnings before income taxes	23	15
Income tax expense	18	5

Net earnings	$5	$10

Basic earnings per share:
Earnings per share	$0.05	$0.10

Weighted average shares	100.8	99.1

Diluted earnings per share:
Earnings per share	$0.05	$0.10

Weighted average shares	104.0	103.1

See accompanying notes to unaudited condensed consolidated financial statements.

TRW AUTOMOTIVE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 29,	September 30,
	2006	2005
	(Unaudited)
	(In millions, except per
	share amounts)

Sales	$9,872	$9,507
Cost of sales	8,923	8,588

Gross profit	949	919
Administrative and selling expenses	403	397
Amortization of intangible assets	27	24
Restructuring charges and asset impairments	22	58
Other (income) expense — net	(13)	20

Operating income	510	420
Interest expense — net	182	171
Loss on retirement of debt	57	7
Accounts receivable securitization costs	2	2
Equity in earnings of affiliates, net of tax	(19)	(12)
Minority interest, net of tax	11	5

Earnings before income taxes	277	247
Income tax expense	134	102

Net earnings	$143	$145

Basic earnings per share:
Earnings per share	$1.43	$1.46

Weighted average shares	100.2	99.0

Diluted earnings per share:
Earnings per share	$1.38	$1.42

Weighted average shares	103.6	102.0

See accompanying notes to unaudited condensed consolidated financial statements.

TRW AUTOMOTIVE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 29,	December 31,
	2006	2005
	(Unaudited)
	(Dollars in millions)

Assets
Current assets:
Cash and cash equivalents	$358	$659
Marketable securities	11	17
Accounts receivable — net	2,143	1,948
Inventories	780	702
Prepaid expenses and other current assets	256	273

Total current assets	3,548	3,599
Property, plant and equipment — net of accumulated depreciation of $1,555 million and $1,147 million, respectively	2,607	2,538
Goodwill	2,317	2,293
Intangible assets — net	746	769
Prepaid pension cost	271	222
Other assets	810	809

Total assets	$10,299	$10,230

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Short-term debt	$81	$98
Current portion of long-term debt	64	37
Trade accounts payable	1,847	1,865
Accrued compensation	273	280
Other current liabilities	1,371	1,310

Total current liabilities	3,636	3,590
Long-term debt	2,893	3,101
Post-retirement benefits other than pensions	879	917
Pension benefits	771	795
Other long-term liabilities	541	513

Total liabilities	8,720	8,916
Minority interests	107	106
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,175	1,142
Retained earnings	275	132
Accumulated other comprehensive income (losses)	21	(67)

Total stockholders’ equity	1,472	1,208

Total liabilities, minority interests, and stockholders’ equity	$10,299	$10,230

See accompanying notes to unaudited condensed consolidated financial statements.

TRW AUTOMOTIVE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 29,	September 30,
	2006	2005
	(Unaudited)
	(Dollars in millions)

Operating Activities
Net earnings	$143	$145
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	381	380
Pension and other post-retirement benefits, net of contributions	(139)	(130)
Net (gains) losses on sale of assets	(1)	1
Amortization of deferred financing fees	6	10
Loss on retirement of debt	57	7
Asset impairment charges	9	18
Deferred income taxes	55	(19)
Other — net	6	29
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable, net	(94)	(291)
Inventories	(38)	(8)
Trade accounts payable	(112)	(62)
Prepaid expense and other assets	13	(39)
Other liabilities	(34)	81

Net cash provided by operating activities	252	122
Investing Activities
Capital expenditures	(334)	(281)
Acquisitions, net of cash acquired	(12)	(3)
Investment in affiliates	(1)	(8)
Purchase price adjustments	(12)	—
Net proceeds from asset sales and divestitures	33	4

Net cash used in investing activities	(326)	(288)
Financing Activities
Change in short-term debt	(25)	(1)
Proceeds from issuance of long-term debt	28	1,313
Redemption of long-term debt	(291)	(1,601)
Debt issue costs	—	(4)
Issuance of capital stock, net of fees	—	143
Repurchase of capital stock	—	(143)
Proceeds from exercise of stock options	21	2

Net cash used in financing activities	(267)	(291)
Effect of exchange rate changes on cash	40	(33)

Decrease in cash and cash equivalents	(301)	(490)
Cash and cash equivalents at beginning of period	659	790

Cash and cash equivalents at end of period	$358	$300

See accompanying notes to unaudited condensed consolidated financial statements.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three and nine months ended September 29, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006.

The Company follows a fiscal calendar that ends on December 31. However, each fiscal quarter has three periods consisting of one five week period and two four week periods. Each quarterly period ends on a Friday with the possible exception of the final quarter of the year, which always ends on December 31.

On October 27, 2005, the Company completed its purchase of a 68.4% interest in Dalphi Metal Espana, S.A. (“Dalphimetal”), a European-based manufacturer of airbags and steering wheels. Dalphimetal has been consolidated into the Company’s results of operations since the date of the acquisition. During the three months ended September 29, 2006, the Company increased its interest in Dalphimetal to 78.4%.

Earnings per Share.  Basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings per share were:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
	(In millions)

Weighted average shares outstanding	100.8	99.1	100.2	99.0
Effect of dilutive securities	3.2	4.0	3.4	3.0

Diluted shares outstanding	104.0	103.1	103.6	102.0

Warranties.  Product warranty liabilities are recorded based upon management estimates including factors such as the written agreement with the customer, the length of the warranty period, the historical performance of the product and likely changes in performance of newer products and the mix and volume of products sold. The liabilities are reviewed on a regular basis and adjusted to reflect actual experience.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the movement in the product warranty liability for the three and nine months ended September 29, 2006 and September 30, 2005:

		Current
		Period
		Accruals,		Effects of
		Net of	Used for	Foreign
	Beginning	Changes in	Purposes	Currency	Ending
	Balance	Estimates	Intended	Translation	Balance
	(Dollars in millions)

Three months ended September 29, 2006	$126	$10	$(10)	$3	$129
Nine months ended September 29, 2006	101	44	(25)	9	129
Three months ended September 30, 2005	110	10	(10)	—	110
Nine months ended September 30, 2005	110	37	(27)	(10)	110

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

The following table illustrates the effect on net earnings as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to stock-based employee compensation for all periods prior to the prospective adoption of SFAS No. 123(R):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
	(In millions, except per share amounts)

Net earnings, as reported	$5	$10	$143	$145
Deduct: Stock-based compensation under SFAS No. 123 fair value method, net of related tax effects of $0	—	—	—	(4)

Adjusted net earnings, fair value method	$5	$10	$143	$141

Basic earnings per share:
As reported	$0.05	$0.10	$1.43	$1.46

Pro forma	$0.05	$0.10	$1.43	$1.42

Diluted earnings per share:
As reported	$0.05	$0.10	$1.38	$1.42

Pro forma	$0.05	$0.10	$1.38	$1.38

During the three and nine months ended September 29, 2006, the Company recognized $3 million and $8 million, respectively, of share-based compensation expense related to stock options. During the three and nine months ended September 30, 2005, the Company recognized $2 million of share-based compensation expense related to stock options. See Note 12.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Earnings.  The components of comprehensive earnings, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Net earnings	$5	$10	$143	$145
Foreign currency translation earnings (losses), net	27	15	94	(51)
Realized net gains (losses) on cash flow hedges	2	10	(6)	40

Comprehensive earnings	$34	$35	$231	$134

Recent Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan” (“SFAS No. 158”), which is an amendment of SFAS Nos. 87, 88, 106, and 132(R). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company will adopt the recognition principles of SFAS No. 158 as of December 31, 2006, which will result in the recognition of the Company’s overfunded and underfunded defined benefit pension and other postretirement plans as assets and liabilities, respectively, with corresponding offsets to accumulated other comprehensive income. Accordingly, adoption of the recognition principles of SFAS No. 158 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This requirement is effective for fiscal years ending after December 15, 2008. The Company has not completed its analysis of the potential impact of the adoption of the measurement date principles of SFAS No. 158 on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not completed its analysis of the potential impact of the adoption of SFAS No. 157 on the Company’s financial position, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the staff’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Adoption of SAB No. 108 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance regarding subsequent de-recognition of a tax position, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48, such changes will be accounted for as an adjustment to retained earnings. The Company has not completed its analysis of the potential impact of FIN 48 on the Company’s financial position, results of operations, or cash flows.

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

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Restructuring Charges and Asset Impairments

Restructuring charges and asset impairments include the following:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Severance and other charges	$10	$32	$24	$52
Asset impairments related to restructuring activities	2	1	3	4
Curtailment gains	(10)	(10)	(10)	(12)

Total restructuring charges	2	23	17	44
Other asset impairments	1	12	5	14

Total restructuring charges and asset impairments	$3	$35	$22	$58

Restructuring Charges

Restructuring charges by segment are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Chassis Systems	$(1)	$(7)	$9	$2
Occupant Safety Systems	1	31	5	36
Automotive Components	2	(1)	3	6

Total restructuring charges	$2	$23	$17	$44

Severance and Other Charges

Severance and other charges related to the consolidation of certain facilities by segment are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Chassis Systems	$7	$—	$17	$11
Occupant Safety Systems	1	31	4	33
Automotive Components	2	1	3	8

Total severance and other charges	$10	$32	$24	$52

Chassis Systems.  For the three and nine months ended September 29, 2006, the Company incurred approximately $7 million and $17 million, respectively, of charges related to severance, retention and outplacement services at various production facilities in its Chassis Systems segment.

Occupant Safety Systems.  The Company incurred approximately $1 million and $4 million during the three and nine months ended September 29, 2006, respectively, for charges primarily related to severance, retention and outplacement services at the Company’s Cookville, Tennessee facility.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Automotive Components.  The Company incurred approximately $2 million and $3 million during the three and nine months ended September 29, 2006, respectively, for charges related to lease termination costs, and severance and headcount reductions at certain production facilities in its Automotive Components segment.

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges:

					Effects of
					Foreign
		Current	Purchase	Used for	Currency
	Beginning	Period	Price	Purposes	Translation	Ending
	Balance	Accruals	Allocation	Intended	and Transfers	Balance
	(Dollars in millions)

Three months ended September 29, 2006	$60	$10	$12	$(11)	$(1)	$70
Nine months ended September 29, 2006	69	24	7	(32)	2	70
Three months ended September 30, 2005	36	22	—	(36)	12	34
Nine months ended September 30, 2005	49	43	—	(64)	6	34

In conjunction with a fourth quarter 2005 acquisition, the Company recorded restructuring reserves of approximately $18 million during 2005 for severance and other costs related to the planned closure of certain facilities. During the three months ended September 29, 2006, management finalized such plan and recorded adjustments to the purchase price allocation in accordance with the provisions of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” For the three and nine months ended September 29, 2006, such adjustments to the purchase price allocation totaled $12 million and $7 million, respectively.

Of the $70 million restructuring reserve accrued as of September 29, 2006, approximately $44 million is expected to be paid in the remainder of 2006. The balance is expected to be paid in 2007 through 2010 and is comprised primarily of involuntary employee termination arrangements outside the United States.

Curtailment Gains

Chassis Systems.  Included in restructuring charges for the three and nine months ended September 29, 2006 in the Company’s Chassis Systems segment are curtailment gains of approximately $10 million related to a reduction of retiree medical benefit obligations for certain employees at a closed facility.

Included in restructuring charges for the three and nine months ended September 30, 2005 in the Chassis Systems segment are curtailment gains of approximately $7 million and $9 million, respectively, related to a reduction of retiree medical obligations for certain hourly employees that was closed in the third quarter of 2005.

Automotive Components.  The Company recorded a curtailment gain of $3 million for the three and nine months ended September 30, 2005, respectively, related to a reduction of retiree medical obligations to certain employees at a previously closed facility.

Such curtailment gains have been recorded as reductions in the post-retirement benefit liability. See Note 9.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Impairments Related to Restructuring Activities

Chassis Systems.  For the three and nine months ended September 29, 2006, the Company recorded net asset impairments related to restructuring activities of approximately $2 million in its Chassis Systems segment to write down certain machinery and equipment to fair value based on estimated future cash flows.

Occupant Safety Systems.  For the nine months ended September 29, 2006, the Company recorded net asset impairments related to restructuring activities of approximately $1 million in its Occupant Safety Systems segment to write down certain buildings to fair value based on current real estate market conditions.

For the nine months ended September 30, 2005, the Company recorded asset impairments related to restructuring activities of approximately $3 million in its Occupant Safety Systems segment primarily related to the Company’s Burgos, Spain manufacturing facility, which was closed in the third quarter of 2005, to write down certain property, plant and equipment to fair value based on estimated future cash flows.

Automotive Components.  For the three and nine months ended September 30, 2005, the Company recorded asset impairments of $1 million related to restructuring activities in its Automotive Components segment at a facility that was closed in the fourth quarter of 2005 to write down certain building and leasehold improvements to fair value based on estimated future cash flows.

Other Asset Impairments

Chassis Systems.  For the nine months ended September 29, 2006, the Company recorded other asset impairments of approximately $3 million in its Chassis Systems segment to write down certain machinery and equipment to fair value based on estimated future cash flows.

Occupant Safety Systems.  For the three and nine months ended September 29, 2006, the Company recorded other asset impairments of approximately $1 million and $2 million, respectively, in its Occupant Safety Systems segment to write down certain property, plant and equipment to fair value based on estimated future cash flows.

For the three and nine months ended September 30, 2005, the Company recorded other asset impairments of approximately $1 million and $3 million, respectively, in its Occupant Safety Systems segment to write down certain property, plant and equipment to fair value based on estimated future cash flows.

Automotive Components.  For the three and nine months ended September 30, 2005, the Company recorded other asset impairments of approximately $11 million in its Automotive Components segment, to write down certain property, plant and equipment to fair value based on estimated future cash flows.

4.	Inventories

The major classes of inventory are as follows:

	As of
	September 29,	December 31,
	2006	2005
	(Dollars in millions)

Finished products and work in process	$408	$374
Raw materials and supplies	372	328

Total inventories	$780	$702

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components
	Segment	Segment	Segment	Total
	(Dollars in millions)

Balance as of December 31, 2005	$892	$928	$473	$2,293
Acquisitions and purchase price adjustments	1	18	—	19
Effects of foreign currency translation	—	5	—	5

Balance as of September 29, 2006	$893	$951	$473	$2,317

The Company completed its acquisition of a 68.4% interest in Dalphimetal on October 27, 2005. In conjunction with this acquisition, the Company initially recorded $71 million of goodwill in 2005, which in accordance with SFAS No. 141, is subject to adjustment while the Company finalizes its purchase price allocation. During the three months ended September 29, 2006, the Company increased its interest in Dalphimetal to 78.4%. During the nine months ended September 29, 2006, the Company adjusted goodwill in its Occupant Safety Systems segment by approximately $18 million related to this increased investment in Dalphimetal, as well as purchase price adjustments related to the initial acquisition.

Intangible assets

The following table reflects intangible assets and related amortization:

	As of September 29, 2006			As of December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$491	$(83)	$408	$488	$(64)	$424
Developed technology	81	(36)	45	80	(28)	52
Non-compete agreements	1	—	1	1	—	1

Total	573	$(119)	454	569	$(92)	477

Indefinite-lived intangible assets:
Trademarks	292		292	292		292

Total	$865		$746	$861		$769

In conjunction with its acquisition of Dalphimetal in 2005, the Company recognized $36 million for customer relationships, $2 million for developed technology, and $1 million for non-compete agreements. Such intangibles were recorded at fair value, and are subject to adjustment while the Company finalizes its purchase price allocation.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average amortization periods for intangible assets subject to amortization are as follows:

Weighted Average
Amortization
Period

Customer relationships	20 years
Developed technology	8 years
Non-compete agreements	5 years

Aggregate amortization expense for the three months ended September 29, 2006 and September 30, 2005 was $9 million and $8 million, respectively. Aggregate amortization expense for the nine months ended September 29, 2006 and September 30, 2005 was $27 million and $24 million, respectively. The Company expects that ongoing amortization expense will approximate the following over the next five years:

Amortization
Years Ended December 31,	Expense
(Dollars in millions)

2006	$36
2007	35
2008	34
2009	34
2010	34

6.	Other (Income) Expense — Net

The following table provides details of other (income) expense — net:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Provision for bad debts	$2	$2	$5	$17
Net (gains) losses on sales of assets	(1)	—	(3)	1
Foreign currency exchange losses	5	4	3	23
Royalty and grant income	(5)	(5)	(17)	(16)
Miscellaneous other expense (income)	1	1	(1)	(5)

Other expense (income) — net	$2	$2	$(13)	$20

For the three and nine months ended September 29, 2006, net provisions for bad debts were made of approximately $2 million and $5 million, respectively. For the three and nine months ended September 30, 2005, net provisions for bad debts of approximately $2 million and $17 million were made, respectively. These provisions were primarily in conjunction with bankruptcy and administration proceedings of certain of the Company’s customers.

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

Availability of funding under the Receivables Facility depends primarily upon the outstanding trade accounts receivable balance, and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Due to decreased availability under the facility as a result of certain customer credit rating downgrades below investment grade, the Company reduced the committed amount of the facility from $400 million to $250 million on January 24, 2006. As of September 29, 2006, based on the terms of this facility and the criteria described above, approximately $225 million of the Company’s total reported accounts receivable balance was considered eligible for borrowings under this facility, of which approximately $126 million would have been available for funding.

The Company had no outstanding borrowings under this facility as of September 29, 2006 or September 30, 2005. As such, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of the Borrower’s assets and, therefore, the financial statements of the Borrower were included in our condensed consolidated financial statements as of September 29, 2006 and September 30, 2005.

In addition to the Receivables Facility described above, certain of the Company’s European subsidiaries have entered into receivables financing arrangements. The Company has up to €75 million available until January 2007 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. Additionally, the Company has a receivables financing arrangement of up to £25 million available until November 2006 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its United Kingdom affiliates and sells those trade receivables to a United Kingdom bank. In May 2006, the Company terminated a factoring arrangement in France which had up to €78 million available until November 2006 in which customers send bills of exchange directly to the bank. In July 2006, the Company replaced that factoring arrangement with a new arrangement which provides for availability of up to €80 million until July 2007. This new arrangement involves a wholly-owned special purpose vehicle, which purchases trade receivables from its French affiliates and sells those trade receivables to a French bank. All European arrangements are renewable for one year at the end of their respective terms, if not terminated. There were no outstanding borrowings under any of these facilities as of September 29, 2006.

The Company does not own any variable interests in the multi-seller conduits, as that term is defined in FASB Interpretation 46(R) “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51.”

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income tax expense for the three months ended September 29, 2006 was $18 million on pre-tax income of $23 million. Income tax expense for the nine months ended September 29, 2006 was $134 million on pre-tax income of $277 million and includes zero tax benefit related to the $57 million loss on retirement of debt. See Note 10. The income tax rate varies from the United States statutory income tax rate due primarily to two discrete items that occurred during the third quarter (discussed below) and the impact of losses in the United States and certain foreign jurisdictions, including the loss on retirement of debt noted above, without recognition of a corresponding income tax benefit, partially offset by favorable foreign tax rates, holidays, and credits.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or whenever events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other positive and negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary. As a result of the Company’s review, the Company recorded a valuation allowance against its net deferred tax assets attributable to a Canadian subsidiary resulting in a tax charge of $45 million for the three months ended September 29, 2006. Based on cumulative losses in recent years in the Company’s Canadian operations and current adverse developments in the third quarter directly impacting the Company’s Canadian operations, in particular announced production cuts by major customers, as well as a general deterioration of industry conditions in the North American market and all other available evidence, the Company concluded that it was no longer more likely than not that it would realize its Canadian deferred tax assets. As such, the Company recorded a full valuation allowance against these deferred tax assets as a charge to income tax expense during the quarter.

Also during the three months ended September 29, 2006, tax expense decreased as a result of a $46 million benefit realized in order to reverse certain tax reserves previously established related to the tax deductibility of interest in one of the Company’s German subsidiaries on certain related party debt. During October 2006, the German Tax Authorities published a final Letter Memorandum commenting on the application of Section 8a (6) Corporate Income Tax Act, which governs the disallowance of interest expense incurred on certain related party debt. The Letter Memorandum provides sufficient clarification and guidance to allow the recognition of the tax benefit associated with the related party interest expense in the Company’s German subsidiary. As such, the Company has recorded a tax benefit in the current period to reverse tax reserves related to this item previously recorded. The Company will record the tax benefit associated with this related party interest expense in future periods as such expense is incurred.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Pension Plans and Post-Retirement Benefits Other Than Pensions

Pensions Plans

The following table provides the components of net pension cost (income) for the Company’s defined benefit pension plans for the three and nine months ended September 29, 2006 and September 30, 2005:

	Three Months Ended
	September 29, 2006			September 30, 2005
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$6	$11	$6	$7	$9	$5
Interest cost on projected benefit obligations	16	64	10	17	62	8
Expected return on plan assets	(16)	(84)	(4)	(15)	(84)	(3)

Net pension cost (income)	$6	$(9)	$12	$9	$(13)	$10

	Nine Months Ended
	September 29, 2006			September 30, 2005
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$18	$31	$18	$21	$27	$15
Interest cost on projected benefit obligations	48	187	29	51	192	24
Expected return on plan assets	(48)	(245)	(11)	(43)	(260)	(9)

Net pension cost (income)	$18	$(27)	$36	$29	$(41)	$30

Post-Retirement Benefits Other Than Pensions (“OPEB”)

The following table provides the components of net post-retirement benefit cost for the Company’s plans for the three and nine months ended September 29, 2006 and September 30, 2005:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Service cost	$1	$2	$4	$6
Interest cost on projected benefit obligations	10	12	32	36
Settlements	(3)	—	(7)	(3)
Amortization	(4)	(2)	(12)	(6)

Net post-retirement benefit cost	$4	$12	$17	$33

During the three and nine months ended September 29, 2006, the Company recorded settlement gains of $3 million and $7 million, respectively, from retiree medical buyouts.

In the second quarter of 2005, the Company recorded a settlement gain of approximately $3 million as a result of discontinuing supplemental retiree medical coverage to certain salaried retirees of a former affiliate of the Company.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Curtailments

In the three and nine months ended September 29, 2006, the Company recorded a curtailment gain of approximately $10 million related to a reduction of retiree medical benefit obligations at a closed facility. In the three and nine months ended September 30, 2005, the Company recorded curtailment gains of approximately $10 million and $12 million, respectively, related to termination of retiree medical benefits for certain hourly employees at a facility that has been closed. Such curtailments are reflected in restructuring charges in the accompanying unaudited consolidated statement of operations. See Note 3.

Pension Protection Act of 2006

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. Beginning in 2008, the Act replaces prevailing statutory minimum funding requirements, and will generally require contributions to the Company’s U.S. defined benefit pension plans in amounts necessary to fund the cost of currently-accruing benefits, and to fully-fund any unfunded accrued benefits over a period of seven years. Contributions required through 2008 are expected to be substantially unchanged, compared to those determined under prior law. The longer term impact of the Act on the Company’s contributions is not yet known, but an increase in contributions, compared to those determined under prior law, could result for a limited period of years starting in 2009, depending primarily on interest rate changes, plan investment performance, and the details of expected regulations, which could result in a material impact on the Company’s financial position, results of operations or cash flows.

10.	Debt

Total outstanding debt of the Company as of September 29, 2006 and December 31, 2005 consisted of the following:

	As of
	September 29,	December 31,
	2006	2005
	(Dollars in millions)

Short-term debt	$81	$98

Long-term debt:
Senior Notes	$975	$964
Senior Subordinated Notes	298	291
Term Loan facilities	1,585	1,593
Revolving credit facility	—	—
Lucas Industries Limited debentures due 2020	—	181
Capitalized leases	44	47
Other borrowings	55	62

Total long-term debt	2,957	3,138
Less current portion	64	37

Long-term debt, net of current portion	$2,893	$3,101

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

Debt Covenants

The Senior Notes, Senior Subordinated Notes and the Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of TRW Automotive Inc. and its subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the Senior Notes and Senior Subordinated Notes), pay certain dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing TRW Automotive Inc.’s indebtedness, including the Senior Notes, the Senior Subordinated Notes and the Receivables Facility, and change the business conducted by TRW Automotive Inc. and its subsidiaries. In addition, the Senior Secured Credit Facilities contain financial covenants relating to: a maximum total leverage ratio and a minimum interest coverage ratio and require certain prepayments from excess cash flows, as defined and in connection with certain asset sales and the incurrence of debt not permitted under the Senior Secured Credit Facilities. As of September 29, 2006, TRW Automotive Inc. was in compliance with all of its financial covenants.

Other Borrowings

On February 2, 2006, the Company repurchased its subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020 for £137 million, or approximately $243 million. This repurchase resulted in a loss on retirement of debt of £32 million, or approximately $57 million, which was recognized in the nine months ended September 29, 2006. The Company funded the repurchase from cash on hand.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2005, the Company entered into a series of interest rate swap agreements with a total notional value of $250 million to hedge the variability of interest payments associated with its variable-rate term debt. The swap agreements have maturity dates of January 2008. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of September 29, 2006, the Company recorded an asset of approximately $1 million related to these interest rate swaps, along with a corresponding increase in other comprehensive earnings. In October 2006, the Company unwound interest rate swap agreements with a total notional value of $100 million and received approximately $1 million including accrued interest.

In January 2004, the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. Since these interest rate swaps hedge the designated debt balance and qualify for fair value hedge accounting, changes in the fair value of the swaps also result in a corresponding adjustment to the value of the debt. As of September 29, 2006, the Company recorded an obligation of $16 million related to these interest rate swaps resulting from an increase in forward rates, along with a corresponding reduction in debt.

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

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of September 29, 2006, the Company had approximately 4,840,000 shares of Common Stock available for issuance under the Plan. Approximately 8,974,000 options and 802,000 nonvested restricted stock units were outstanding as of the same date. The majority of the options have a 10-year term and vest ratably over five years.

The total compensation cost recognized for the Plan during the three and nine months ended September 29, 2006 was $5 million and $13 million, respectively. Total share-based compensation expense during the three and nine months ended September 29, 2006 included $3 million and $8 million, respectively, related to stock options as previously disclosed. The total compensation cost for the Plan during the three and nine months ended September 30, 2005 was $3 million and $4 million, respectively, of which $2 million of stock option expense was recognized for the three months ended September 30, 2005 as a result of adopting the fair value provisions of SFAS 123(R). No income tax benefit was recognized in the consolidated statement of operations, nor was any compensation cost capitalized as part of inventory or fixed assets for the Plan.

13.	Related Party Transactions

In connection with the acquisition by affiliates of The Blackstone Group L.P. (“Blackstone”) of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop (the “Acquisition”), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services. Approximately $2 million is included in the consolidated statements of operations for each of the three month periods ended September 29, 2006 and September 30, 2005, and approximately $4 million is included in each of the nine month periods ended September 29, 2006 and September 30, 2005.

In the first quarter of 2006, the Company entered into a five-year participation agreement (“participation agreement”) with Core Trust Purchasing Group, formerly named Cornerstone Purchasing Group LLC (“CPG”) designating CPG as exclusive agent for the purchase of certain indirect products and services. CPG is a “group purchasing organization” which secures from vendors pricing terms for goods and services that are believed to be

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more favorable than participants could obtain for themselves on an individual basis. Under the participation agreement the Company must purchase 80% of the requirements of its participating locations for the specified products and services through CPG. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendor in respect of purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of purchases by the Company under the participation agreement to an affiliate of Blackstone. For the three and nine months ended September 29, 2006, the affiliate of Blackstone received no fees from CPG.

14.	Operating Segments

The following table presents certain financial information by segment:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$1,632	$1,672	$5,335	$5,475
Occupant Safety Systems	983	857	3,250	2,750
Automotive Components	400	388	1,287	1,282

Total sales	$3,015	$2,917	$9,872	$9,507

Earnings before taxes:
Chassis Systems	$56	$57	$235	$230
Occupant Safety Systems	76	34	322	219
Automotive Components	(5)	17	65	81

Segment earnings before taxes	127	108	622	530
Corporate expense and other	(42)	(34)	(104)	(103)
Finance costs	(62)	(59)	(184)	(173)
Loss on retirement of debt	—	—	(57)	(7)

Earnings before income taxes	$23	$15	$277	$247

Intersegment sales:
Chassis Systems	$7	$2	$21	$6
Occupant Safety Systems	24	24	78	62
Automotive Components	9	10	31	32

	$40	$36	$130	$100

15.	Contingencies

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

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of September 29, 2006, the Company had reserves for environmental matters of $60 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement relating to the Acquisition. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position or results of operations. However, the Company cannot predict the effect on the Company’s financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

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

On May 31, 2006, the National Highway Traffic Safety Administration opened an Engineering Analysis of front suspension lower ball joints on model year 2002-2006 Jeep Liberty vehicles. A subsidiary of the Company manufactured the ball joint used in this suspension system. On August 1, 2006, the Chrysler unit of DaimlerChrysler A.G. announced a voluntary recall to address this issue. The recall is estimated to affect 826,687 vehicles. DaimlerChrysler has submitted a claim for a portion of the costs relating to the recall. The Company has not accepted such claim and believes it has meritorious defenses to any claims arising out of the recall. At this time, the Company does not expect this recall to have a material impact on its results of operations or financial condition.

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

In the third quarter of 2006, our net sales were $3.0 billion, which represents an increase of approximately three percent over the third quarter of 2005. The increase resulted primarily from the consolidation of sales of Dalphi Metal Espana, S.A. (“Dalphimetal”) which was acquired in October 2005, into our operations. Favorable increases from a higher level of sales from new product areas and the favorable effect of foreign currency exchange were offset by the negative impacts of lower North American production volumes and price reductions provided to customers. Operating income for the third quarter of 2006 was $82 million compared to $73 million for the prior year period, while net earnings for the third quarter of 2006 were $5 million as compared to $10 million for the third quarter of 2005. Our third quarter 2006 results were negatively impacted by a decrease in earnings before taxes of approximately $22 million in our Automotive Components segment driven primarily by excessive launch related costs, commodity inflation and supplier quality issues.

Our net sales for the nine months ended September 29, 2006 were $9.9 billion, which represents an increase of approximately four percent over the nine months ended September 30, 2005. Operating income for the nine months ended September 29, 2006 was $510 million compared to $420 million for the prior year period, while net earnings for the nine months ended September 29, 2006 were $143 million as compared to $145 million for the nine months ended September 30, 2005. Included in net earnings for the nine months ended September 29, 2006 is a loss on retirement of debt of $57 million related to the repurchase of certain bonds as discussed below.

The Unfavorable Automotive Climate.  The automotive and automotive supply industries continued to experience unfavorable developments during the third quarter of 2006, many of which we expect to continue in the near term. These developments and trends include:

•	a decline in market share and significant announced production cuts among some of our largest customers, including Ford Motor Company, General Motors Corporation and the Chrysler group of DaimlerChrysler AG ( the “Big Three”);

•	the deteriorating financial condition of certain of our customers and the resulting uncertainty as they undergo (or contemplate undergoing) restructuring initiatives, including in certain cases, significant capacity reductions and/or reorganization under bankruptcy laws;

•	the continued rise in inflationary pressures impacting certain commodities such as petroleum-based products, resins, yarns, ferrous metals, aluminum, base metals, and other chemicals;

•	a consumer shift in the North American market away from sport utility vehicles and light trucks to more fuel efficient passenger cars;

•	the growing concerns over the economic viability of our Tier 2 and Tier 3 supply base as they face inflationary pressures and financial instability in certain of their customers;

•	continuing pricing pressure from OEMs; and

•	volatility of the U.S. dollar against other currencies, mainly the Euro.

In recent years and throughout 2006, the Big Three have seen a steady decline in their market share for vehicle sales in North America and Europe, with Asian OEMs increasing their share in such markets. The Big Three’s North American operations, in particular, continue to suffer significantly in this regard. Although we do have business with the Asian OEMs, our customer base is more heavily weighted toward the Big Three. In addition, declining market share and inherent structural issues with the Big Three have led to recent announcements of unprecedented levels of production cuts, the most significant of which will occur in the fourth quarter of 2006. In order to address market share declines, reduced production levels, negative industry trends and other structural issues specific to their companies (such as significant overcapacity and pension and healthcare costs), Ford, GM and certain of our other customers are undergoing various forms of restructuring initiatives (including, in certain cases, reorganization under bankruptcy laws). In the case of Ford, our largest customer, North American restructuring actions have been accelerated and expanded during the third quarter to remove additional production capacity over the next several years. Such substantial restructuring initiatives undertaken by our major customers will have a ripple effect throughout our industry and may have a severe impact on our business and our common suppliers.

In addition, work stoppages or other labor issues that may potentially occur at these customers’ or their suppliers’ facilities may have a material negative effect on us. Of particular concern is the current situation surrounding Delphi Corporation and the United Autoworkers’ union (the “UAW”), who are currently in negotiations. Should such negotiations break down and the UAW strike, the operations of Delphi’s major customers, including General Motors and others, could be significantly slowed or stopped altogether. Such a slowing or shutdown would have a material adverse affect on us, as we supply Delphi and a number of its customers.

Throughout the third quarter of 2006, commodity inflation continued, albeit at a more moderate pace than in 2005. Costs of petroleum-based products, resins, yarns and energy costs continued to increase during the third quarter, while the costs of ferrous metals once again began to rise. Furthermore, despite the recent stabilization of aluminum and other base metal prices which increased during the first half of 2006, such costs remain inflated compared to the same period of 2005. Consequently, overall commodity inflation pressures remain a significant concern for our business and have placed a considerable operational and financial burden on the Company. We expect such inflationary pressures to continue into the foreseeable future, and continue to work with our suppliers and customers to mitigate the impact of increasing commodity costs. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.

Furthermore, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected or if they are unable to adequately mitigate inflationary pressures. These pressures have proven to be insurmountable to some of our suppliers and we have seen the number of bankruptcies or insolvencies increase due in part to the recent inflationary pressures. While the unstable condition of some of our suppliers or their failure to perform has not led to any material disruptions thus far, it has led to certain delivery delays and production issues, and has negatively impacted certain of our businesses in the third quarter of 2006. The overall condition of our supply base may possibly lead to further delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best source of supply.

Fuel price fluctuations, while trending off recent highs, have continued to concern consumers. As a result, there continues to be a shift in the North American market to more fuel-efficient vehicles away from sport utility vehicles and light trucks. This shift has accelerated in the third quarter, extending into heavy duty pickup trucks. Sport utility and light and heavy duty truck platforms tend to be higher margin products for OEMs and suppliers than car platforms. While this change has negatively impacted the mix of our product sales, we provide content for both passenger car and sport utility/light truck platforms and therefore the effect to TRW is somewhat mitigated.

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

Company Efforts in Response to the Automotive Climate.  Despite the aforementioned ongoing negative trends, we were able to achieve solid operating results during the three and nine months ended September 29, 2006. The effect of the unfavorable industry trends and developments was mitigated by, among other things, our customer, product and geographic diversity. We also benefited from sales growth, continued demand for safety products, continued implementation of previously announced restructuring actions and targeted cost reductions throughout our businesses.

We have significant exposure to the European market, with approximately 55% of our 2005 sales generated from that region. Our geographic diversity and presence in this region has helped offset many of the negative industry pressures and sales declines experienced in the North American market. The European market remains extremely competitive, and similar to the North American market, has also experienced the major inroads made by Asian manufacturers into the region over the past few years. While many of our major OEM customers have implemented, or are in the process of implementing varying levels of restructuring actions in North America, no such actions have been experienced to date in the European market. We are not aware of, nor do we anticipate, any major restructuring aimed at eliminating vehicle assembly capacity at our major European customers.

While we continue our efforts to mitigate the risks described above, we expect the negative industry trends to continue in the near future, thereby impacting the remainder of 2006 and the first half of 2007. There can be no assurances that the results of our ongoing efforts will continue to be successful in the future or that we will not experience a decline in sales, increased costs or disruptions in supply or a significant strengthening of the U.S. dollar compared to other currencies, or that these items will not adversely impact our future earnings. We will continue to evaluate the negative industry trends referred to above, including the deteriorating financial condition of certain of our customers and suppliers, and whether additional actions may be required to mitigate those trends. Such actions may include further plant rationalization above the 14 facilities we have closed or announced for closure during the last two years, as well as additional global capacity optimization efforts across our businesses.

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

In the recent environment of Federal Reserve Bank interest rate increases, our variable rate indebtedness exposes us to interest rate risk, which could cause our debt costs to increase significantly. A majority of our borrowings, including borrowings under TRW Automotive Inc.’s senior credit facilities, are at variable rates of interest and expose us to interest rate risk. As of September 29, 2006, approximately 63% of our total debt was at variable interest rates. As interest rates increase, the amount we are required to pay on our variable rate indebtedness increases even though the amount borrowed remains the same.

Effective Tax Rate.  Changes in our debt and capital structure, among other items, may impact our effective tax rate. Our overall effective tax rate is equal to consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. We are in a position whereby losses incurred in certain tax jurisdictions provide no current financial statement benefit. In addition, certain jurisdictions have statutory rates greater than or less than the United States statutory rate. As such, changes in the mix of earnings between jurisdictions could have a significant impact on our overall effective tax rate in future periods. Changes in tax law and rates could also have a significant impact on the effective rate in future periods.

Income tax expense for the nine months ended September 29, 2006 reflects adjustments necessary to recognize year to date income tax expense at the Company’s expected annual effective tax rate plus discrete items that occurred during the period. Income tax expense for the nine months ended September 29, 2006 includes a one-time charge of approximately $45 million resulting from the recognition of a valuation allowance against certain deferred tax assets in our Canadian subsidiary, and a one-time benefit of approximately $46 million related to the reversal of certain tax reserves previously recorded with respect to interest expense deductibility in a foreign jurisdiction. The Company will record the tax benefit associated with this related party interest expense in future periods as such expense is incurred.

RESULTS OF OPERATIONS

The following unaudited consolidated statements of operations compare the results of operations for the three and nine months ended September 29, 2006 and September 30, 2005.

Total Company Results of Operations

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 29, 2006 and September 30, 2005
(Unaudited)

	Three Months Ended		Variance
	September 29,	September 30,	Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Sales	$3,015	$2,917	$98
Cost of sales	2,785	2,664	121

Gross profit	230	253	(23)
Administrative and selling expenses	134	135	(1)
Amortization of intangible assets	9	8	1
Restructuring charges and asset impairments	3	35	(32)
Other expense — net	2	2	—

Operating income	82	73	9
Interest expense — net	62	59	3
Equity in earnings of affiliates, net of tax	(6)	(2)	(4)
Minority interest, net of tax	3	1	2

Earnings before income taxes	23	15	8
Income tax expense	18	5	13

Net earnings	$5	$10	$(5)

Three Months Ended September 29, 2006 Compared to Three Months Ended September 30, 2005

Sales for the three months ended September 29, 2006 were $3.0 billion, an increase of $98 million as compared to $2.9 billion for the three months ended September 30, 2005. The increase was driven primarily by the consolidation of Dalphimetal acquired in October 2005, which contributed an incremental $89 million in sales. Additionally, the favorable effect of currency exchange contributed $80 million as the U.S. dollar weakened against the Euro and other currencies. These items were partially offset by the negative impact of price reductions provided to customers, and the impact of a lower level of revenue primarily due to lower customer vehicle production volumes in North America (partially offset by higher sales volume of safety products), which net to $71 million.

Gross profit for the three months ended September 29, 2006 was $230 million, a decrease of $23 million compared to $253 million for the three months ended September 30, 2005. The decrease was driven primarily by lower customer vehicle production volume in North America and adverse mix of $25 million, higher costs associated with inefficient product launches within the Automotive Components segment of $11 million, lower engineering recoveries of $5 million, and an increase in warranty reserves of $3 million. These items were partially offset by the favorable impact of the consolidation of Dalphimetal of $13 million, and the favorable resolution of patent matters of $11 million. Gross profit as a percentage of sales for the three months ended September 29, 2006 was 7.6% compared to 8.7% for the three months ended September 30, 2005.

Administrative and selling expenses for the three months ended September 29, 2006 were $134 million, a decrease of $1 million compared to $135 million for the three months ended September 30, 2005. The decrease was driven primarily by cost reductions of $5 million and a decrease in pension and other post-retirement benefit costs of $1 million. These items were offset by the unfavorable effect of currency exchange of $3 million, an increase in share-based compensation of $2 million, and the consolidation of Dalphimetal of $1 million. Administrative and selling expenses as a percentage of sales for the three months ended September 29, 2006 were 4.4% as compared to 4.6% for the three months ended September 30, 2005.

Amortization of intangible assets was $9 million for the three months ended September 29, 2006 as compared to $8 million for the three months ended September 30, 2005.

Restructuring charges and asset impairments were $3 million for the three months ended September 29, 2006 compared to $35 million for the three months ended September 30, 2005. Charges for the three months ended September 29, 2006, include severance and other charges of $10 million related to the closure of certain facilities, and $2 million of asset impairments related to restructuring actions, offset by curtailment gains of $10 million. Charges in the current year also included other asset impairments of $1 million. Charges for the three months ended September 30, 2005 consisted of $32 million for severance costs and expenses to consolidate certain facilities, primarily our Burgos, Spain facility, $1 million of asset impairments related to restructuring, and $12 million for other asset impairment charges, offset by $10 million of post-retirement benefit curtailment gains.

Other expense — net was $2 million for each of the three months ended September 29, 2006 and September 30, 2005.

Interest expense — net for the three months ended September 29, 2006 was $62 million as compared to $59 million for the three months ended September 30, 2005. The increase in net interest expense is due primarily to higher interest rates impacting variable rate borrowings, and interest expense at Dalphimetal, which was acquired in the fourth quarter of 2005.

Equity in earnings of affiliates was $6 million for the three months ended September 29, 2006, an increase of $4 million as compared to $2 million for the three months ended September 30, 2005. The increase was driven primarily by higher earnings of affiliates in Asia.

Minority interest was $3 million for the three months ended September 29, 2006 as compared to $1 million for the three months ended September 30, 2005. The increase of $2 million was driven primarily by the acquisition of Dalphimetal which is not wholly-owned.

Income tax expense for the three months ended September 29, 2006 was $18 million on pre-tax earnings of $23 million as compared to income tax expense of $5 million on pre-tax earnings of $15 million for the three months ended September 30, 2005. Income tax expense for the three months ended September 29, 2006 reflects adjustments necessary to recognize year to date income tax expense at the Company’s expected annual effective tax rate plus discrete items that occurred during the quarter. Income tax expense for the three months ended September 29, 2006 includes a one-time charge of approximately $45 million resulting from the recognition of a valuation allowance against a net deferred tax asset position in our Canadian subsidiary that the Company has determined is no longer more likely than not to be realized. Income tax expense for the three months ended September 29, 2006 also includes a one-time benefit of approximately $46 million related to the reversal of certain tax reserves previously recorded with respect to interest expense in a foreign jurisdiction. This benefit was recorded during the current period as a result of a published Letter Memorandum by the German tax authorities which provides additional guidance and support related to the deductibility of interest in our German subsidiary. The income tax rate varies from the United States statutory income tax rate due primarily to the discrete items, noted above, recognized during the quarter and the impact of losses in the United States and certain foreign jurisdictions without recognition of a corresponding income tax benefit, partially offset by favorable foreign tax rates, holidays, and credits.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 29, 2006 and September 30, 2005
(Unaudited)

	Nine Months Ended		Variance
	September 29,	September 30,	Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Sales	$9,872	$9,507	$365
Cost of sales	8,923	8,588	335

Gross profit	949	919	30
Administrative and selling expenses	403	397	6
Amortization of intangible assets	27	24	3
Restructuring charges and asset impairments	22	58	(36)
Other (income) expense — net	(13)	20	(33)

Operating income	510	420	90
Interest expense — net	182	171	11
Loss on retirement of debt	57	7	50
Accounts receivable securitization costs	2	2	—
Equity in earnings of affiliates, net of tax	(19)	(12)	(7)
Minority interest, net of tax	11	5	6

Earnings before income taxes	277	247	30
Income tax expense	134	102	32

Net earnings	$143	$145	$(2)

Nine Months Ended September 29, 2006 Compared to Nine Months Ended September 30, 2005

Sales for the nine months ended September 29, 2006 were $9.9 billion, an increase of $365 million compared to $9.5 billion for the nine months ended September 30, 2005. The increase was driven by the favorable impact of the consolidation of Dalphimetal of $304 million, favorable volume (net of price reductions to customers) of $45 million, and the favorable effect of currency exchange of $16 million.

Gross profit for the nine months ended September 29, 2006 was $949 million, an increase of $30 million compared to $919 million for the nine months ended September 30, 2005. The increase was driven primarily by the favorable impact of the consolidation of Dalphimetal of $40 million, the net impact of cost reductions and the benefits of restructuring activities (net of inflation and price reductions to customers) of $38 million, and the favorable resolution of certain patent matters of $11 million. These items were partially offset by the unfavorable effect of currency exchange of $17 million, lower North American customer vehicle production and adverse mix of $14 million, higher costs associated with inefficient product launches within the Automotive Components segment of $11 million, lower engineering recoveries of $10 million, an increase in warranty costs of $7 million, and an increase in pension and other post-retirement benefit costs of $3 million. Gross profit as a percentage of sales was 9.6% for the nine months ended September 29, 2006 as compared to 9.7% for the nine months ended September 30, 2005.

Administrative and selling expenses for the nine months ended September 29, 2006 were $403 million, an increase of $6 million compared to $397 million for the nine months ended September 30, 2005. The increase was driven primarily by an increase in share-based compensation of $9 million and the consolidation of Dalphimetal of $6 million. These items were offset by cost reductions of $7 million and a decrease in pension and other post-retirement costs of $1 million. Administrative and selling expenses as a percentage of sales for the nine months ended September 29, 2006 were 4.1% as compared to 4.2% for the nine months ended September 30, 2005.

Amortization of intangible assets was $27 million for the nine months ended September 29, 2006 as compared to $24 million for the nine months ended September 30, 2005.

Restructuring charges and asset impairments were $22 million for the nine months ended September 29, 2006 compared to $58 million for the nine months ended September 30, 2005. Charges for the nine months ended September 29, 2006 included $24 million for severance costs and expenses to consolidate certain facilities, $3 million of asset impairments related to restructuring actions and $5 million for other asset impairments, offset by post-retirement benefit curtailment gains of $10 million. For the nine months ended September 30, 2005, the Company recorded charges of $52 million for severance costs and expenses to consolidate certain facilities (primarily Burgos, Spain), $4 million of asset impairments related to restructuring and $14 million for other asset impairments, offset by $12 million of post-retirement benefit curtailment gains.

Other (income) expense — net for the nine months ended September 29, 2006 was income of $13 million compared to expense of $20 million for the nine months ended September 30, 2005. The increase in income was driven primarily by the favorable effect of currency exchange of $20 million and a decrease in bad debt expense of $12 million related to the bankruptcy and administration proceedings of certain customers.

Interest expense — net for the nine months ended September 29, 2006 was $182 million as compared to $171 million for the nine months ended September 30, 2005. Net interest expense increased due primarily to rising interest rates on variable rate debt, and interest expense at Dalphimetal, which was acquired in the fourth quarter of 2005. Interest expense for the nine months ended September 30, 2005 included approximately $3 million of expenses related to the credit agreement amendment and restatement entered into in December 2004.

Loss on retirement of debt for the nine months ended September 29, 2006 totaled $57 million compared to $7 million for the nine months ended September 30, 2005. During the nine months ended September 29, 2006, the Company incurred a loss on retirement of debt of $57 million due to the February 2006 repurchase of all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020, for £137 million, or approximately $243 million. The repayment of debt resulted in a pretax charge of £32 million, or approximately $57 million, for loss on retirement of debt. In the first nine months of 2005, the Company repurchased approximately €48 million principal amount of its 10 1/8% Senior Notes with a portion of the proceeds from the issuance of Common Stock. The Company recorded a loss on retirement of debt of approximately $6 million for the related redemption premium on the 10 1/8% Senior Notes, and approximately $1 million for the write-off of deferred debt issue costs.

Accounts receivable securitization costs were $2 million for the nine months ended September 29, 2006 and September 30, 2005.

Equity in earnings of affiliates was $19 million for the nine months ended September 29, 2006 as compared to $12 million for the nine months ended September 30, 2005. The increase was driven primarily by earnings from affiliates in Asia.

Minority interest was $11 million for the nine months ended September 29, 2006 as compared to $5 million for the nine months ended September 30, 2005. The increase of $6 million was driven primarily by the acquisition of Dalphimetal which is not wholly-owned.

Income tax expense for the nine months ended September 29, 2006 was $134 million on pre-tax earnings of $277 million as compared to income tax expense of $102 million on pre-tax earnings of $247 million for the nine months ended September 30, 2005. Income tax expense for the nine months ended September 29, 2006 reflects adjustments necessary to recognize year to date income tax expense at the Company’s expected annual effective tax rate plus discrete items that occurred during the period. Income tax expense for the nine months ended September 29, 2006 includes a one-time charge of approximately $45 million resulting from the recognition of a valuation allowance against certain deferred tax assets in our Canadian subsidiary that the Company has determined are no longer more likely than not to be realized. Income tax expense for the nine months ended September 29, 2006 also includes a one-time benefit of approximately $46 million related to the reversal of certain tax reserves previously recorded with respect to interest expense in a foreign jurisdiction. This benefit was recorded during the current period as a result of a published Letter Memorandum by the German tax authorities which provides additional guidance and support related to the deductibility of interest in our German subsidiary. Income tax expense for the nine months ended September 30, 2005 includes a one-time benefit of $17 million resulting from a tax law change in Poland related to investment tax credits for companies operating in certain special economic zones within the country. The income tax rate varies from the United States statutory income tax rate due primarily to the discrete items, noted above, recognized during the period, and the impact of losses in the United States and certain foreign jurisdictions, including the loss on retirement of debt also noted above, without recognition of a corresponding income tax benefit, partially offset by favorable foreign tax rates, holidays, and credits.

SEGMENT RESULTS OF OPERATIONS

The following table reconciles segment sales and earnings before taxes to consolidated sales and earnings before taxes for the three and nine months ended September 29, 2006 and September 30, 2005.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$1,632	$1,672	$5,335	$5,475
Occupant Safety Systems	983	857	3,250	2,750
Automotive Components	400	388	1,287	1,282

Total sales	$3,015	$2,917	$9,872	$9,507

Earnings before taxes
Chassis Systems	$56	$57	$235	$230
Occupant Safety Systems	76	34	322	219
Automotive Components	(5)	17	65	81

Segment earnings before taxes	127	108	622	530
Corporate expense and other	(42)	(34)	(104)	(103)
Financing costs	(62)	(59)	(184)	(173)
Loss on retirement of debt	—	—	(57)	(7)

Earnings before taxes	$23	$15	$277	$247

Chassis Systems

Three Months Ended September 29, 2006 Compared to Three Months Ended September 30, 2005

	Three Months Ended		Variance
	September 29,	September 30,	Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Sales	$1,632	$1,672	$(40)
Earnings before taxes	56	57	(1)
Restructuring charges and asset impairments included in earnings before taxes	1	7	(6)

Sales for the Chassis Systems segment for the three months ended September 29, 2006 were $1,632 million, a decrease of $40 million compared to $1,672 million for the three months ended September 30, 2005. The decrease was driven primarily by unfavorable North American customer vehicle production and price reductions provided to customers of $96 million, partially offset by the favorable effect of currency exchange of $56 million.

Earnings before taxes for the Chassis Systems segment for the three months ended September 29, 2006 were $56 million, a decrease of $1 million compared to $57 million for the three months ended September 30, 2005. The decrease was driven primarily by lower North American customer vehicle production of $32 million, a $6 million decrease in post-retirement benefit curtailment gains, higher product development expenses of $4 million, an increase in warranty expenses of $1 million, and the unfavorable effect of currency exchange of $1 million. These items were offset by the favorable impact of cost reductions and benefits of restructuring activities, primarily the closure of four manufacturing facilities since the beginning of 2005, (in excess of inflation and price reductions provided to customers) of $33 million, and the favorable resolution of certain patent matters of $11 million. For the three months ended September 29, 2006, Chassis Systems recorded net restructuring income of $1 million related to post-retirement benefit curtailment gains, offset by severance and other charges and asset impairments. For the three months ended September 30, 2005, Chassis Systems recorded restructuring income of $7 million related to post-retirement benefit curtailment gains.

Nine Months Ended September 29, 2006 Compared to Nine Months Ended September 30, 2005

	Nine Months Ended		Variance
	September 29,	September 30,	Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Sales	$5,335	$5,475	$(140)
Earnings before taxes	235	230	5
Restructuring charges and asset impairments included in earnings before taxes	(12)	(2)	(10)

Sales for the Chassis Systems segment for the nine months ended September 29, 2006 were $5,335 million, a decrease of $140 million compared to $5,475 million for the nine months ended September 30, 2005. The decrease was driven primarily by unfavorable North American customer vehicle production and price reductions provided to customers of $148 million. This was partially offset by the favorable effect of currency exchange of $8 million.

Earnings before taxes for the Chassis Systems for the three months ended September 29, 2006 were $235 million, an increase of $5 million compared to $230 million for the three months ended September 30, 2005. The increase was driven primarily by the favorable impact of cost reductions and benefits of restructuring activities (in excess of inflation and price reductions provided to customers) of $79 million, the favorable resolution of certain patent matters of $11 million, and a decrease in bad debt expense of $10 million. These items were offset by the effects of lower North American customer production and unfavorable mix of $56 million, higher product development costs of $11 million, higher restructuring costs of $10 million, increased warranty costs of $9 million, and the unfavorable effect of currency exchange of $9 million. For the nine months ended September 29, 2006, Chassis Systems recorded restructuring charges and asset impairments of $12 million in connection with severance and costs related to the consolidation of certain facilities, offset by post-retirement benefit curtailment gains. For the nine months ended September 30, 2005, Chassis Systems recorded net restructuring charges of $2 million in connection with severance and costs related to the consolidation of certain facilities, offset by post-retirement benefit curtailment gains.

Occupant Safety Systems

Three Months Ended September 29, 2006 Compared to Three Months Ended September 30, 2005

	Three Months Ended		Variance
	September 29,	September 30,	Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Sales	$983	$857	$126
Earnings before taxes	76	34	42
Restructuring charges and asset impairments included in earnings before taxes	(2)	(32)	30

Sales for the Occupant Safety Systems segment for the three months ended September 29, 2006 were $983 million, an increase of $126 million compared to $857 million for the three months ended September 30, 2005. The increase was driven primarily by the consolidation of Dalphimetal acquired in October 2005, which contributed incremental sales of $89 million, favorable volume (net of price reductions provided to customers) of $29 million, and the favorable effect of currency exchange of $8 million.

Earnings before taxes for the Occupant Safety Systems segment for the three months ended September 29, 2006 were $76 million, an increase of $42 million compared to $34 million for the three months ended September 30, 2005. The increase was driven primarily by lower restructuring charges of $30 million, higher volume of $12 million, the consolidation of Dalphimetal of $7 million, and a decrease in pension and other post-employment benefit spending of $1 million, offset by price reductions provided to customers (net of cost reductions) of $7 million. For the three months ended September 30, 2006, Occupant Safety Systems recorded restructuring charges and asset impairments of $2 million in connection with severance and costs related to the consolidation of certain facilities. For the three months ended September 30, 2005, Occupant Safety Systems recorded restructuring charges of $31 million in connection with severance and costs related to the consolidation of certain facilities, primarily the Burgos, Spain facility, and other asset impairment charges of $1 million.

Nine Months Ended September 29, 2006 Compared to Nine Months Ended September 30, 2005

	Nine Months Ended		Variance
	September 29,	September 30,	Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Sales	$3,250	$2,750	$500
Earnings before taxes	322	219	103
Restructuring charges and asset impairments included in earnings before taxes	(7)	(39)	32

Sales for the Occupant Safety Systems segment for the nine months ended September 29, 2006 of $3,250 million increased $500 million compared to $2,750 million for the nine months ended September 30, 2005. The increase was driven primarily by the consolidation of Dalphimetal acquired in October 2005, which contributed incremental sales of $304 million, and favorable volume (net of price reductions provided to customers) of $199 million, partially offset by the unfavorable effect of currency exchange of $3 million.

Earnings before taxes for the Occupant Safety Systems segment for the nine months ended September 29, 2006 of $322 million increased $103 million compared to $219 million for the nine months ended September 30, 2005. The increase was driven primarily by higher volume of $60 million, lower restructuring charges and asset impairments of $32 million, the consolidation of Dalphimetal of $23 million, and a decrease in pension and other post-employment benefit spending of $3 million. These items were offset by price reductions provided to customers (net of cost reductions) of $18 million. For the nine months ended September 29, 2006, Occupant Safety Systems recorded restructuring charges and asset impairments of $7 million in connection with severance and costs related to the consolidation of certain facilities. For the nine months ended September 30, 2005, Occupant Safety Systems recorded restructuring charges and asset impairments related to restructuring of $36 million in connection with severance and costs related to the consolidation of certain facilities, primarily the Burgos, Spain facility, and other asset impairment charges of $3 million.

Automotive Components

Three Months Ended September 29, 2006 Compared to Three Months Ended September 30, 2005

	Three Months Ended		Variance
	September 29,	September 30,	Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Sales	$400	$388	$12
(Losses) earnings before taxes	(5)	17	(22)
Restructuring charges and asset impairments included in earnings before taxes	(2)	(10)	8

Sales for the Automotive Components segment for the three months ended September 29, 2006 were $400 million, an increase of $12 million compared to $388 million for the three months ended September 30, 2005. The increase was driven primarily by the favorable effect of currency exchange of $15 million. This was partially offset by price reductions provided to customers, net of higher volume, of $3 million.

Earnings before taxes for the Automotive Components segment for the three months ended September 29, 2006 was a loss of $5 million, a decrease of $22 million compared to income of $17 million for the three months ended September 30, 2005. The decrease was driven primarily by inflation, price reductions, and supplier quality issues (net of cost reductions) of $15 million, higher costs associated with inefficient product launches of $11 million, and unfavorable mix of products sold (net of higher volume) of $5 million. These items were partially offset by lower restructuring charges of $8 million, and the favorable effect of currency exchange of $2 million. For the three months ended September 29, 2006, Automotive Components recorded restructuring charges of $2 million. For the three months ended September 30, 2005, Automotive Components recorded restructuring income of $1 million which consisted of $3 million post-retirement benefit curtailment gains, partially offset by $1 million of charges for severance and costs to consolidate facilities and $1 million of asset impairments related to restructuring. In addition, other asset impairment charges totaled $11 million.

Nine Months Ended September 29, 2006 Compared to Nine Months Ended September 30, 2005

	Nine Months Ended		Variance
	September 29,	September 30,	Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Sales	$1,287	$1,282	$5
Earnings before taxes	65	81	(16)
Restructuring charges and asset impairments included in earnings before taxes	(3)	(17)	14

Sales for the Automotive Components segment for the nine months ended September 29, 2006 were $1,287 million, an increase of $5 million compared to $1,282 million for the nine months ended September 30, 2005. The increase was driven primarily by the favorable effect of currency exchange of $9 million. This was partially offset by price reductions provided to customers, net of higher volume, of $4 million.

Earnings before taxes for the Automotive Components segment for the nine months ended September 29, 2006 were $65 million, a decrease of $16 million compared to $81 million for the nine months ended September 30, 2005. The decrease was driven primarily by unfavorable volume and mix of $16 million, inflation, price reductions, and supplier quality issues (net of cost reductions) of $12 million, and higher costs associated with inefficient product launches of $11 million. These items were offset by lower restructuring charges and asset impairments of $14 million, lower warranty expenses of $3 million, lower bad debt charges of $2 million, and the favorable effect of currency exchange of $2 million. For the nine months ended September 29, 2006, Automotive Components recorded restructuring charges of $3 million. For the nine months ended September 30, 2005, Automotive Components recorded restructuring charges of $6 million which consisted primarily of $8 million in severance costs and expenses to consolidate certain facilities and $1 million of asset impairments related to restructuring partly offset by $3 million post-retirement benefit curtailment gains. In addition, other asset impairment charges totaled $11 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities.  Cash provided by operating activities for the nine months ended September 29, 2006 was $252 million as compared to $122 million for the nine months ended September 30, 2005. This increase resulted primarily from increased operating profits and net working capital improvements resulting from collection of customer receipts, offset by reductions in trade payables and other liabilities.

Investing Activities.  Cash used in investing activities for the nine months ended September 29, 2006 was $326 million as compared to $288 million for the nine months ended September 30, 2005.

During the nine months ended September 29, 2006, we spent $334 million in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches started in 2005 and 2006 and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $525 million, or approximately 4% of sales, in such capital expenditures during 2006.

During the nine months ended September 29, 2006, we spent approximately $24 million for an additional 10% interest in Dalphimetal and other purchase price adjustments related to that 2005 acquisition. We received approximately $33 million from various asset sales, primarily related to the divestiture of an investment formerly held by Dalphimetal, and the sale of a domestic manufacturing facility.

Financing Activities.  Cash used in financing activities was $267 million for the nine months ended September 29, 2006, compared to cash used in financing activities of $291 million in the nine months ended September 30, 2005. On February 2, 2006, we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020, for £137 million, or approximately $243 million.

During the nine months of 2005, we borrowed approximately $1,309 million, net of debt issue costs, and used approximately $1,601 million to pay down long-term debt, primarily in conjunction with the initial draw down of the credit facilities under our December 2004 amendment and restatement of our credit agreement.

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

We intend to draw down on, and use proceeds from, the revolving credit facility under our senior secured credit facilities, as amended, and our United States and European accounts receivables facilities (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of September 29, 2006, we had approximately $830 million of availability under our revolving credit facility after giving effect to $70 million in outstanding letters of credit and guarantees, which reduced the amount available. As of September 29, 2006, approximately $225 million of our total reported accounts receivable balance was considered eligible for borrowings under our United States receivables facility, of which approximately $126 million would have been available for funding. We had no outstanding borrowings under this receivables facility as of September 29, 2006. In addition, as of September 29, 2006, we had approximately €123 million and £25 million available under our European accounts receivable facilities. We had no outstanding borrowings under the European accounts receivable facilities as of September 29, 2006.

During any given month, we anticipate that we will draw as much as an aggregate of $400 million from the Liquidity Facilities. The amounts drawn under the Liquidity Facilities typically will be paid back throughout the month as cash from customers is received. We may then draw upon such facilities again for working capital purposes in the same or succeeding months. These borrowings reflect normal working capital utilization of liquidity. In addition, Dalphimetal and its subsidiaries have approximately €65 million of credit facilities, of which €50 million was available as of September 29, 2006. We expect that these facilities will be drawn from time to time for normal working capital purposes.

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

Credit Ratings.  Set forth below are our credit ratings for Standard & Poor’s, Moody’s and Fitch as of September 29, 2006.

	S & P	Moody’s	Fitch

Corporate Rating	BB+	Ba2	BB
Bank Debt Rating	BB+	Ba1	BB+
Senior Note Rating	BB−	Ba3	BB−
Senior Subordinated Note Rating	BB−	B1	B+

During the quarter ended September 29, 2006, Moody’s upgraded our bank debt rating to Ba1 from Ba2. There were no other rating changes during the quarter. In the event of a downgrade, we believe we would continue to have access to sufficient liquidity; however, the cost of borrowing would increase and our ability to access certain financial markets could be limited.

Senior Secured Credit Facilities.  The senior secured credit facilities consist of a secured revolving credit facility and various senior secured term loan facilities. As of September 29, 2006, the term loan facilities, with maturities ranging from 2010 to 2012, consisted of an aggregate of $1.6 billion dollar-denominated term loans and the revolving credit facility provided for borrowing of up to $900 million.

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

Interest Payments.  Borrowings under the senior credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the administrative agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) London Inter-Bank Offered Rates (“LIBOR”) or a eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of September 29, 2006, the applicable margin for the term loan A and the revolving credit facility was 0.375% with respect to base rate borrowings and 1.375% with respect to Eurocurrency borrowings, and the applicable margin for the term loan B, term loan B-2 and term loan E was 0.50% with respect to the base rate borrowings and 1.50% with respect to Eurocurrency borrowings. The commitment fee on the undrawn amounts under the revolving credit facility was 0.35%. The commitment fee on the revolving credit facility and the applicable margin on the senior credit facilities are subject to a leverage-based grid. Variable rate debt exposes us to the risk of rising interest rates. As interest rates increase, our debt service obligation on variable rate debt increases, even though principal amounts borrowed remain unchanged.

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

Interest Rate Swap Agreements.  In November 2005, the Company entered into a series of interest rate swap agreements with a total notional value of $250 million to hedge the variability of interest payments associated with its variable-rate term debt. The swap agreements have maturity dates of January 2008. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of September 29, 2006, the Company recorded an asset of approximately $1 million related to these interest rate swaps, along with a corresponding increase in other comprehensive earnings. In October 2006, the Company unwound interest rate swap agreements with a total notional value of $100 million and received approximately $1 million including accrued interest.

In January 2004, the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. Since these interest rate swaps hedge the designated debt balance and qualify for fair value hedge accounting, changes in the fair value of the swaps also result in a corresponding adjustment to the value of the debt. As of September 29, 2006, the Company recorded an obligation of $16 million related to these interest rate swaps resulting from an increase in forward rates, along with a corresponding reduction of debt.

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

Under the master purchase agreement relating to the Acquisition, we are required to indemnify Northrop for certain tax losses or liabilities pertaining to pre-Acquisition periods. This indemnification obligation is capped at $67 million. Payments of approximately $55 million were made through 2005. During the nine months of 2006, we made tax payments of approximately $4 million pursuant to this indemnification. The Company’s remaining obligation under this indemnity is $8 million, which is expected to be paid during the remainder of 2006.

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

Generally, multi-seller commercial paper conduits supported by committed liquidity facilities are available to provide cash funding for the borrower’s purchase of receivables through secured loans/tranches to the extent desired and permitted under the receivables loan agreement. The borrower issues a note to the transferor for the difference between the purchase price for the receivables purchased and cash borrowed through the facility. The sellers of the receivables act as servicing agents per the servicing agreement and continue to service the transferred receivables for which they receive a monthly servicing fee at a rate of 1% per annum of the average daily outstanding balance of receivables. The usage fee under the facility is 0.85% of outstanding borrowings. In addition, we are required to pay a fee of 0.40% on the unused portion of the receivables facility. These rates are per annum and payments of these fees are made to the lenders on the monthly settlement date.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). We had no outstanding borrowings under this facility as of September 29, 2006.

This facility can be treated as a general financing agreement or as an off-balance sheet financing arrangement. Whether the funding and related receivables are shown as liabilities and assets, respectively, on our consolidated balance sheet, or, conversely, are removed from the consolidated balance sheet depends on the level of fair value of the multi-seller conduits’ loans to the borrower. When such level is at least 10% of the fair value of all of the borrower’s assets (consisting principally of receivables sold by the sellers), the securitization transactions are accounted for as a sale of the receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and are removed from the consolidated balance sheet. The proceeds received are included in cash flows from operating activities in the statements of cash flows. Costs associated with the receivables facility are recorded as accounts receivable securitization costs in our consolidated statement of operations. The book value of our retained interest in the receivables approximates fair market value due to the current nature of the receivables.

However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the borrower’s assets, we are required to consolidate the borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as accounts receivable securitization costs. As there were no borrowings outstanding under the receivables facility during the three and nine months ended September 29, 2006, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the borrower’s assets and, therefore, the financial position and results of operations of the borrower were included in our consolidated financial statements as of September 29, 2006.

Other Receivables Facilities

In addition to the receivables facilities described above, certain of our European subsidiaries have entered into receivables financing arrangements. We have three receivable financing arrangements with availabilities of up to €80 million, €75 million and £25 million, respectively. Each of these arrangements is available for a term of one year and each involves a separate wholly-owned special purpose vehicle which purchases trade receivables from its domestic affiliates and sells those trade receivables to a domestic bank. These financing arrangements provide short-term financing to meet our liquidity needs. There were no borrowings under any of these arrangements as of September 29, 2006.

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

A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of September 29, 2006, we had reserves for environmental matters of $60 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of the indemnification provided for in the Master Purchase Agreement under which Northrop has agreed to indemnify us for 50% of any environmental liabilities associated with the operation or ownership of TRW Inc.’s automotive business existing at or prior to the Acquisition, subject to certain exceptions.

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

On May 31, 2006, the National Highway Traffic Safety Administration opened an Engineering Analysis of front suspension lower ball joints on model year 2002-2006 Jeep Liberty vehicles. A subsidiary of the Company manufactured the ball joint used in this suspension system. On August 1, 2006, the Chrysler unit of DaimlerChrysler A.G. announced a voluntary recall to address this issue. The recall is estimated to affect 826,687 vehicles. DaimlerChrysler has submitted a claim for a portion of the costs relating to the recall. The Company has not accepted such claim and believes it has meritorious defenses to any claims arising out of the recall. At this time, the Company does not expect this recall to have a material impact on its results of operations or financial condition.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the accompanying Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

OUTLOOK

We revised our full year guidance downward to account for expected lower customer vehicle production schedules and other factors in the fourth quarter. Accordingly, full year sales are now expected to be approximately $13.0 billion (including fourth quarter sales of approximately $3.1 billion). Net earnings per diluted share are expected to be in the range of $1.25 to $1.50, which includes the $57 million loss on retirement of debt incurred in the first quarter of 2006. For the year, we continue to expect pre-tax restructuring expenses of approximately $50 million.

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

We are concerned about the ongoing financial health and solvency of our major customers as they address negative industry trends through various restructuring activities. Such restructuring actions, if significant, could have a negative impact on our financial results. Annually, we purchase large quantities of ferrous metals, aluminum, base metals, resins, and textiles for use in our manufacturing process either indirectly as part of purchased components, or directly as raw materials, and therefore we continue to be exposed to the recent inflationary pressures impacting the resin/yarn, ferrous metal, aluminum, and other commodity markets on a worldwide basis. We are also concerned about the viability of the Tier 2 and Tier 3 supply base as they face these inflationary pressures and other financial difficulties in the current automotive environment. We expect these trends to continue, further pressuring the Company’s performance in the coming year. While we continue our efforts to mitigate the impact of these trends on our financial results, including earnings and cash flows, our efforts may be insufficient and the pressures may worsen, thereby potentially having a negative impact on our future results.

Given the nature of our global operations, we maintain an inherent exposure to fluctuations in foreign currencies relative to the U.S. dollar. A significant strengthening of the U.S. dollar against other currencies could have a negative impact on our results of operations due to our proportional concentration of sales volumes in countries outside the United States. Furthermore, variable rate indebtedness exposes us to the risk of rising interest rates. As interest rates increase, our debt service obligation on variable rate indebtedness increases, even though amounts borrowed remain unchanged.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors which could cause our actual results to differ materially from those suggested by our forward-looking statements are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under “Item 1A. Risk Factors” and are updated in “Item 1A. Risk Factors” in the Report on

Form 10-Q for the quarter ended March 31, 2006 and include: production cuts or restructuring by our major customers; work stoppages or other labor issues at the facilities of our customers or suppliers; non-performance by, or insolvency of, our suppliers and customers, which may be exacerbated by recent bankruptcies and other pressures within the automotive industry; the inability of our suppliers to deliver products at the scheduled rate and disruptions arising in connection therewith; interest rate risk arising from our variable rate indebtedness (which constitutes the majority of the Company’s indebtedness), especially in view of the current climate of rising interest rates; loss of market share by domestic vehicle manufacturers; efforts by our customers to consolidate their supply base; severe inflationary pressures impacting the market for commodities; escalating pricing pressures from our customers; our dependence on our largest customers; fluctuations in foreign exchange rates; our substantial leverage; product liability and warranty and recall claims; limitations on flexibility in operating our business contained in our debt agreements; the possibility that our owners’ interests will conflict with ours; and other risks and uncertainties set forth in our Form 10-K and our other filings with the Securities and Exchange Commission.

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

Foreign Currency Exchange Rate Risk.  We utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts and, to a lesser extent, options are utilized to protect our cash flow from adverse movements in exchange rates. These derivative instruments are only used to hedge transactional exposures. Risks associated with translation exposures are not hedged. Transactional currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of September 29, 2006, approximately 14% of our total debt was in foreign currencies as compared to 19% as of September 30, 2005.

Interest Rate Risk.  We are subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. In order to manage interest costs, we utilize interest rate swap agreements to exchange fixed and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (“LIBOR”). As of September 29, 2006, approximately 63% of our total debt was at variable interest rates as compared to 65% as of September 30, 2005.

Sensitivity Analysis.  We utilize a sensitivity analysis model to calculate the fair value, cash flows or income statement impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of September 29, 2006 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed. The results of the sensitivity model calculations follow:

	Assuming a 10%	Assuming a 10%	Favorable
	Increase in	Decrease in	(Unfavorable)
	Rates	Rates	Change in
Market Risk	(Dollars in millions)

Foreign Currency Rate Sensitivity:
Forwards *
— Long US $	$(66)	$59	Fair value
— Short US $	$14	$(11)	Fair value
Debt **
— Foreign currency denominated	$(44)	$44	Fair value
Interest Rate Sensitivity:
Debt
— Fixed rate	$9	$(10)	Fair value
— Variable rate	$(12)	$12	Cash flow
Swaps
— Pay variable / receive fixed	$(13)	$8	Fair value
— Pay fixed / receive variable	$1	$(1)	Fair value

*	Change in fair value of forward contracts hedging the identified underlying positions assuming a 10% change in the value of the U.S. Dollar vs. foreign currencies.

**	Change in fair value of foreign currency denominated debt assuming a 10% change in the value of the foreign currency.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 29, 2006, have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and submitted to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

Except as set forth in this Quarterly Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies,” there have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, Form 10-Q for the quarter ended March 31, 2006, and Form 10-Q for the quarter ended June 30, 2006.

Item 1A.	Risk Factors

There have been no material changes in risk factors involving the Company or its subsidiaries from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Form 10-Q for the quarter ended March 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer repurchases

The independent trustee of our 401(k) plans and similar plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and matching contributions in Company stock to employee investments. In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and for the satisfaction of tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the Company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of this Report on Form 10-Q. In addition, although our stock incentive plan also permits the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding, there was no such withholding in the third quarter of 2006.

Item 5.	Other Information

On September 18, 2006, the Company announced the election of James Albaugh, executive vice president, The Boeing Company, to the Company’s Board of Directors. The appointment was effective on September 18, 2006 and will bring the number of TRW Directors to nine. Mr. Albaugh joins as an independent director and will serve on the Board’s Audit Committee. With his appointment to the Audit Committee, Mr. Albaugh replaces Ms. Jody Miller, who remains on the Board of Directors.

Item 6.	Exhibits

Exhibit
Number	Exhibit Name

31(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32(a)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
32(b)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

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
Joseph S. Cantie
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date: November 1, 2006

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

31(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32(a)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
32(b)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002