Form 10-K
period 2006-12-31
TRW AUTOMOTIVE HOLDINGS CORP
filed 2007-02-23
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

As of June 30, 2006, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $1,181,505,981 based on the closing sale price of the registrant’s Common Stock as reported on the New York Stock Exchange on that date. As of February 14, 2007, the number of shares outstanding of the registrant’s Common Stock was 98,289,051.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2007 Annual Meeting of the Stockholders, to be filed within 120 days of December 31, 2006, are incorporated by reference into Part III, Items 10-14.

TRW Automotive Holdings Corp.

PART I

ITEM 1.	BUSINESS

The Company

TRW Automotive Holdings Corp. (together with its subsidiaries, “we,” “our,” or the “Company”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and related aftermarkets. We conduct substantially all of our operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). We are primarily a “Tier 1” supplier, with approximately 86% of our end-customer sales in 2006 to major OEMs. We operate our business along three segments: Chassis Systems, Occupant Safety Systems, and Automotive Components.

Acquisition of the Company.  Prior to the acquisition (as defined below), our predecessor operated as a segment of the former TRW Automotive Inc. (which we did not acquire and was renamed Richmond TAI Corp.) and its subsidiaries and the other subsidiaries, divisions and affiliates of TRW Inc. (“Old TRW”), and constituted the automotive business of Old TRW for the periods prior to February 28, 2003, the date the Acquisition was consummated. Old TRW was acquired by Northrop Grumman Corporation (“Northrop”) on December 11, 2002.

Old TRW entered into an Agreement and Plan of Merger with Northrop, dated June 30, 2002, whereby Northrop would acquire all of the outstanding common stock of Old TRW, including Old TRW’s automotive business, in exchange for Northrop shares. The acquisition of Old TRW by Northrop was completed on December 11, 2002 (the “Merger”).

Additionally, on November 18, 2002, an entity controlled by affiliates of The Blackstone Group, L.P. (“Blackstone”), entered into a master purchase agreement, as amended, (the “Master Purchase Agreement”) pursuant to which the Company, a newly-formed entity, would cause its indirect wholly-owned subsidiary, TRW Automotive Acquisition Corp., to purchase the shares of the subsidiaries of Old TRW engaged in the automotive business from Northrop (the “Acquisition”). The Acquisition was completed on February 28, 2003. Subsequent to the Acquisition, TRW Automotive Acquisition Corp. changed its name to TRW Automotive Inc. (referred to herein as “TRW Automotive”). As a result of the Acquisition, Automotive Investors L.L.C., or AIL, an affiliate of Blackstone, originally held approximately 78.4%, an affiliate of Northrop held approximately 19.6% and our management group held approximately 2.0% of our common stock. The successor and registrant, TRW Automotive Holdings Corp. and its subsidiaries, own and operate the automotive business of Old TRW as a result of the Acquisition.

Initial Public Offering.  On February 6, 2004, we completed an initial public offering of 24,137,931 shares of our common stock (the “Common Stock”). After our initial public offering, including the use of a portion of the net proceeds from our initial public offering to repurchase a portion of the shares held by an affiliate of Blackstone, our majority shareholder, an affiliate of Blackstone held approximately 56.7%, an affiliate of Northrop held approximately 17.2% and our management group held approximately 1.7% of our Common Stock.

Share Repurchases in 2005 and 2006.  On March 11, 2005, we repurchased from an affiliate of Northrop 7,256,500 shares of Common Stock for approximately $143 million in cash. On November 10, 2006, we repurchased an additional 9,743,500 shares of Common Stock from an affiliate of Northrop for approximately $209 million. The shares from the repurchases were immediately retired following repurchase. As a result of these repurchases, Northrop and its affiliates hold no shares of our Common Stock.

Share Issuances in 2005 and 2006.  On March 11, 2005, we sold to two investment institutions 7,256,500 newly issued shares of Common Stock for approximately $143 million in cash. We filed a registration statement with the Securities and Exchange Commission (“SEC”) for the registration of the resale of these newly issued shares. Pursuant to the registration statement, the holders of those shares are able to sell their shares of Common Stock into the market from time to time.

We used the $143 million of proceeds we received from the 2005 share issuances initially to return cash and/or reduce liquidity line balances to the levels that existed immediately prior to the time the 2005 share purchase from an affiliate of Northrop referenced above took place. On May 3, 2005, a portion of the proceeds from these share issuances was then used to repurchase €48 million principal amount of the Company’s 10 1/8% Senior Notes.

On November 10, 2006, we issued 6,743,500 shares of Common Stock in a registered public offering pursuant to our universal shelf registration statement filed with the SEC. We used the net proceeds of $153 million, together with cash on hand, to make the 2006 repurchase of shares of Common Stock from an affiliate of Northrop.

Financial and Operating Information

Segment Information.  We conduct substantially all of our operations through our subsidiaries and along three segments: Chassis Systems, Occupant Safety Systems and Automotive Components. The table below summarizes certain financial information for our segments.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$7,096	$7,206	$6,950
Occupant Safety Systems	4,326	3,745	3,438
Automotive Components	1,722	1,692	1,623

Total sales	$13,144	$12,643	$12,011

Segment earnings before taxes:
Chassis Systems	$288	$273	$258
Occupant Safety Systems	420	296	327
Automotive Components	67	92	102

Segment earnings before taxes	775	661	687
Corporate expense and other	(126)	(95)	(104)
Financing costs	(250)	(231)	(252)
Loss on retirement of debt	(57)	(7)	(167)

Earnings (losses) before income taxes	$342	$328	$164

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 to the consolidated financial statements for a discussion of segment earnings before taxes.

Sales by Product Line.  Our 2006 sales by product line are as follows:

Product Line	Percentage of Sales

Steering gears and systems	15.9%
Air bags	15.2%
Foundation brakes	13.1%
Seat belts	7.6%
ABS and other braking products	7.5%
Aftermarket	7.5%
Crash sensors and other safety and security electronics	7.0%
Engine valves	4.8%
Steering wheels	4.7%
Body controls	4.4%
Linkage and suspension	4.2%
Chassis modules	3.8%
Engineered fasteners and plastic components	3.3%
Other	1.0%

Sales by Geography.  Our 2006 sales by geographic region are as follows:

Geographic Region	Percentage of Sales

Europe	57.1%
North America	32.7%
Rest of the World	10.2%

See Note 21 to our consolidated financial statements included in this report for additional product sector and geographical information.

Business Developments and Industry Trends

Business Development and Strategy.  We have become a leader in the global automotive parts industry by capitalizing on the strength of our products, technological capabilities and systems integration skills. Over the last decade, we have experienced sales growth in many of our product lines due to an increasing focus by both governments and consumers on safety and fuel efficiency. We believe that this trend is continuing as evidenced by ongoing regulatory activities and escalating fuel costs, and will enable us to experience growth in the most recent generation of advanced safety and fuel efficient products. Such advanced products include vehicle stability control systems, curtain and side air bags, occupant sensing systems, electrically assisted power steering systems and tire pressure monitoring systems.

Throughout our long history as a leading supplier to major OEMs, we have focused on products where we have a technological advantage. We have extensive technical experience in a focused range of safety-related product lines and strong systems integration skills. These traits enable us to provide comprehensive, systems-based solutions for our OEM customers. We have a broad and established global presence and sell to major OEMs across all of the world’s major vehicle producing regions, including the rapidly expanding Chinese and Indian markets. We believe our business diversification mitigates our exposure to the risks of any one geographic economy, product line or major customer concentration. It also enables us to extend our portfolio of products and new technologies across our customer base and geographic regions, and provides us the necessary scale to optimize our cost structure.

The Automotive Industry Climate.  The following key trends have been affecting the automotive parts industry over the past several years, many of which we expect to continue in the near term. (The statements regarding industry outlook, trends, the future development of certain automotive systems and other non-historical statements contained in this section are forward-looking statements.)

These developments and trends include:

•	a decline in market share and significant announced production cuts among some of our largest customers, including the North American operations of Ford Motor Company, General Motors Corporation and the Chrysler group of DaimlerChrysler AG (the “Big Three”);

•	the deteriorating financial condition of certain of our customers and the resulting uncertainty as they undergo (or contemplate undergoing) restructuring initiatives, including in certain cases, significant capacity reductions and/or reorganization under bankruptcy laws;

•	the continued rise in inflationary pressures impacting certain commodities such as petroleum-based products, resins, yarns, ferrous metals, aluminum, base metals, and other chemicals;

•	a consumer shift in the North American market away from sport utility vehicles and light trucks to more fuel efficient cross-over utility vehicles and passenger cars;

•	the growing concerns over the economic viability of our Tier 2 and Tier 3 supply base as they face inflationary pressures and financial instability in certain of their customers;

•	continuing pricing pressure from OEMs and efforts by our customers to change contract terms and conditions concerning warranty and recall participation; and

•	volatility of the U.S. dollar against other currencies, mainly the Euro.

These developments and trends are discussed in detail in “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, the following are significant characteristics of the automotive and automotive supply industries.

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

In September 2006, the National Highway Safety Traffic Administration (“NHTSA”) issued a Notice of Proposed Rulemaking proposing standard fitment of electronic stability control (“ESC”) on all North American vehicles under 10,000 lbs. gross vehicle weight no later than September 2011. The proposal includes a phase-in plan, with ESC to be fitted on 30% of new vehicle production by September 2008, 60% by September 2009, and 90% by September 2010. The final rule is expected to be issued in the first quarter of 2008.

In October 2005, NHTSA updated its mandate for the assembly onto vehicles of a direct tire pressure monitoring system, capable of detecting when one or more tires are significantly under-inflated. The phase-in period for compliance is as follows: 20% of light vehicles are required to comply with the standard during the period from October 5, 2005 to August 31, 2006; 70% during the period from September 1, 2006 to August 21, 2007; and all light vehicles thereafter.

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

We have also seen certain vehicle manufacturers shift away from their funding of development contracts for new technology. We expect this trend to continue in 2007, thereby causing our engineering and research and development expenses to increase.

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

Within each of our product segments, we face significant competition. Our principal competitors include Advics, Bosch, Continental-Teves, Delphi, JTEKT, Visteon, and ZF in the Chassis Systems segment; Autoliv, Bosch, Delphi, Key Safety, and Takata, in the Occupant Safety Systems segment; and Delphi, Eaton, ITW, Kostal, Nifco, Raymond, Textron, Tokai Rika, and Valeo in the Automotive Components segment.

Sales and Products by Segment

Sales.  The following table provides sales for each of our segments:

	Years Ended December 31,
	2006		2005		2004
	Sales	%	Sales	%	Sales	%
			(Dollars in millions)

Chassis Systems	$7,096	54.0%	$7,206	57.0%	$6,950	57.9%
Occupant Safety Systems	4,326	32.9%	3,745	29.6%	3,438	28.6%
Automotive Components	1,722	13.1%	1,692	13.4%	1,623	13.5%

Total Sales	$13,144	100.0%	$12,643	100.0%	$12,011	100.0%

Products.  The following tables describe the principal product lines by segment in order of 2006 sales:

Chassis Systems

Product Line	Description

Steering Gears and Systems	Electrically assisted power steering systems (column-drive, rack-drive type), electrically powered hydraulic steering systems, hydraulic power and manual rack and pinion steering gears, hydraulic steering pumps, fully integral commercial steering systems, commercial steering columns and pumps
Foundation Brakes	Front and rear disc brake calipers, drum brake and drum-in-hat parking brake assemblies, rotors, drums and electric park brake
Brake Controls	Four-wheel ABS, electronic vehicle stability control systems, active cruise control systems, actuation boosters and master cylinders, electronically controlled actuation
Linkage and Suspension	Forged steel and aluminum control arms, suspension ball joints, rack and pinion linkage assemblies, conventional linkages, commercial steering linkages and suspension ball joints, semi-active and active roll control systems
Modules	Brake modules, corner modules, pedal box modules, strut modules, front cross-member modules, rear axle modules

Occupant Safety Systems

Product Line	Description

Air Bags	Driver air bag modules, passenger air bag modules, side air bag modules, curtain air bag modules, single-and dual-stage air bag inflators
Seatbelts	Retractor and buckle assemblies, pretensioning systems, height adjusters, active control retractor systems
Safety Electronics	Front and side crash sensors, vehicle rollover sensors, air bag diagnostic modules, weight sensing and vision systems for occupant detection
Steering Wheels	Full range of steering wheels from base designs to leather, wood, heated designs, including multifunctional switches and integral air bag modules
Security Electronics	Remote keyless entry systems, advanced theft deterrent systems, direct tire pressure monitoring systems

Automotive Components

Product Line	Description

Engine Valves	Engine valves, valve train components, electro-magnetic valve actuation
Body Controls	Display and heating, ventilating and air conditioning electronics, controls and actuators; motors, power management controls; man/machine interface controls and switches, including a wide array of automotive ergonomic applications such as steering column and wheel switches, rotary connectors, climate controls, seat controls, window lift switches, air bag disable switches; and rain sensors
Engineered Fasteners and Components	Engineered and plastic fasteners and precision plastic moldings and assemblies

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

End-customer sales (by OEM group) that constitute 10% or more of our sales for the years ended December 31, 2006 and 2005 were:

		Percentage of Sales
OEM Group	OEMs	2006	2005

Volkswagen	Volkswagen, Audi, Seat, Skoda, Bentley	15.5%	14.3%
Ford	Ford, Land Rover, Jaguar, Aston-Martin, Volvo, Mazda	14.6%	16.1%
DaimlerChrysler	Chrysler, Mercedes, Smart	13.9%	14.4%
General Motors	General Motors, Opel and Saab	11.1%	11.3%
All Other		44.9%	43.9%

We also sell products to the global aftermarket as replacement parts for current production and older vehicles. For each of the years ended December 31, 2006 and 2005, our sales to the aftermarket represented approximately 7% of our total sales. We sell these products through both OEM service organizations and independent distribution networks.

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

Customer Support

Our engineering, sales and production facilities are located in 26 countries. With hundreds of dedicated sales/customer development employees, we provide effective customer solutions, products and service in any region in which these facilities operate or manufacture.

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

The following table shows our unconsolidated joint ventures in which we have a 49% or greater interest that are accounted for under the equity method:

		Our
		Ownership
Country	Name	Percentage	Products	2006 Sales
				(Dollars in millions)

Brazil	SM-Sistemas Modulares Ltda.	50%	Brake modules	$7
China	Shanghai TRW Automotive Safety Systems Co., Ltd.	50%	Seat belt systems, air bags and steering wheels	50
	CSG TRW Chassis Systems Co., Ltd.	50%	Foundation brakes	68
India	Brakes India Limited	49%	Foundation brakes, actuation brakes, valves and hoses	293
	Rane TRW Steering Systems Limited	50%	Steering gears, systems and components and seat belt systems	82

United States	Methode Lucas Controls, Inc.	50%	Multi-functional column-mounted controls (pressed parts and key moldings for column switchgear)	8
	EnTire Solutions, LLC	50%	Direct tire pressure monitoring systems	70

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

We have entered into numerous technology license agreements that either strategically capitalize on our intellectual property rights or provide a conduit for us into third party intellectual property rights useful in our businesses. In many of these agreements, we license technology to our suppliers, joint venture companies and other local manufacturers in support of product production for our customers and us. In other agreements, we license the technology to other companies to obtain royalty income.

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

Company-funded research, development and engineering costs totaled $825 million, $780 million, and $714 million for the years ended December 31, 2006, 2005, and 2004 respectively. Total research, development and engineering costs as a percentage of sales were 6.3%, 6.2% and 5.9% for the years ended December 31, 2006, 2005, and 2004, respectfully.

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

Employees

As of December 31, 2006, we had approximately 63,800 employees (including employees of our majority-owned joint ventures but excluding temporary employees and employees who are on approved forms of leave), of whom approximately 21,400 were employed in North America, approximately 33,800 were employed in Europe, approximately 4,400 were employed in South America and approximately 4,200 were employed in Asia. Approximately 16,800 of our employees are salaried and approximately 47,000 are hourly.

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

A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of December 31, 2006, we had reserves for environmental matters of $57 million. In addition, in the 2003 agreement (the “Master Purchase Agreement”) under which an affiliate of Blackstone purchased the shares of the subsidiaries of TRW Inc. (“Old TRW”) engaged in the automotive business from Northrop (the “Acquisition”), Northrop agreed to indemnify us for 50% of any environmental liabilities associated with the operation or ownership of Old TRW’s automotive business existing at or prior to the Acquisition, subject to certain exceptions. The Company has established a receivable from Northrop for a portion of this environmental liability as a result of the indemnification provided for in the Master Purchase Agreement.

We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, results of operations or competitive position. Our capital expenditures for environmental control facilities during 2007 and 2008 are not expected to be material to us. We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on our financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

Available Company Information

TRW Automotive Holdings Corp.’s Internet website address is www.trwauto.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Corporate Governance Guidelines and Standards of Conduct (our code of business conduct and ethics) are also available on our website and available in print to any shareholder who requests it.

ITEM 1A.	RISK FACTORS

Loss of market share by the Big Three may adversely affect our results in the future.

Ford Motor Company, General Motors and the Chrysler group of DaimlerChrysler AG (the “Big Three”) have been losing market share for vehicle sales in North America and, to a lesser extent, Europe. At the same time, Asian vehicle manufacturers have increased their share in such markets. Although we do have business with the Asian vehicle manufacturers, our customer base is more heavily weighted towards the Big Three. In addition, declining market share and inherent structural issues with the Big Three have led to recent announcements of an unprecedented level of production cuts. In order to address market share declines, reduced production levels, negative industry trends and other structural issues specific to their companies (such as significant overcapacity and pension and healthcare costs), the Big Three and certain of our other customers are undergoing various forms of restructuring initiatives (including, in certain cases, reorganization under bankruptcy laws). In the case of Ford, North American restructuring actions were accelerated and expanded during 2006 to remove additional production capacity over the next several years. In the case of the Chrysler group, in February 2007, Chrysler announced restructuring actions to significantly reduce overall North American production capacity. Such substantial restructuring initiatives undertaken by our major customers will have a ripple effect throughout our industry and may have a severe impact on our business and our common suppliers.

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

The cost of some of the commodities we use in our business has increased. Ferrous metals, base metals, resins, yarns, energy costs and other petroleum-based products have become more expensive. This has put significant operational and financial burdens on us and our suppliers. It is usually difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. Furthermore, our suppliers may not be able to handle the commodity cost increases and still perform as we expect. In fact, we have seen the number of bankruptcies or insolvencies increase due in part to the recent inflationary pressures. The unstable condition of some of our suppliers or their failure to perform has led to certain delivery delays and production issues and has negatively impacted certain of our businesses in 2006. The overall condition of our supply base may possibly lead to further delivery delays, production issues or delivery of non-conforming products by our suppliers in the future.

Our business would be materially and adversely affected if we lost any of our largest customers.

For the year ended December 31, 2006, sales to our four largest customers on a worldwide basis were approximately 55% of our total sales. Although business with each customer is typically split among numerous contracts, if we lost a major customer or that customer significantly reduced its purchases of our products, there could be a material adverse affect on our business, results of operations and financial condition.

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

In our business, we are exposed to product liability and warranty claims. In addition, we may be required to participate in a recall of a product. Vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with product liability, warranty and recall claims and we have been subject to continuing efforts by our customers to change contract terms and conditions concerning warranty and recall participation. In addition, vehicle manufacturers have experienced increasing recall campaigns in recent years. Product liability, warranty and recall costs may have a material adverse effect on our financial condition.

Our variable rate indebtedness exposes us to interest rate risk, which could cause our debt costs to increase significantly.

A majority of our borrowings, including borrowings under TRW Automotive Inc.’s senior credit facilities, are at variable rates of interest and expose us to interest rate risk. As of December 31, 2006, approximately 55% of our total debt was at variable interest rates (or 71% when considering the effect of interest rate swaps). In view of recent rising interest rates, the amount we are required to pay on our variable rate indebtedness has increased and may increase further even though the amount borrowed remained the same.

Strengthening of the U.S. dollar could materially impact our results of operations.

In 2006, over half of our sales originated outside the United States. We translate sales and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. This translation is based on average exchange rates during a reporting period. During times of a strengthening U.S. dollar, our reported international sales and earnings would be reduced because foreign currencies may translate into fewer U.S. dollars.

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

We have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. Goodwill and other net identifiable intangible assets were approximately $3.0 billion as of December 31, 2006, or 27% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $2.3 billion as of December 31, 2006, or 20% of our total assets.

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

Currently an affiliate of The Blackstone Group L.P. (“Blackstone”) beneficially owns approximately 57% of our outstanding shares of common stock. As a result, Blackstone has the power to control all matters submitted to our stockholders, elect our directors and exercise control over our decisions to enter into any corporate transaction and has the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders believe that any such transactions are in their own best interests.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Livonia, Michigan. Our operations include numerous manufacturing, research and development, warehousing facilities and offices. We own or lease principal facilities located in 12 states in the United States and in 25 other countries as follows: Austria, Brazil, Canada, China, the Czech Republic, France, Germany, Italy, Japan, Malaysia, Mexico, Poland, Portugal, Romania, Singapore, Slovakia, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Tunisia, Turkey, and the United Kingdom. Approximately 51% of our principal facilities are used by the Chassis Systems segment, 26% are used by the Occupant Safety Systems segment and 23% are used by the Automotive Components segment. Our corporate headquarters are contained within the Chassis Systems numbers below.

Of the total number of principal facilities operated by us, approximately 57% of such facilities are owned and 43% are leased.

A summary of our principal facilities, by segment, type of facility and geographic region, as of January 31, 2007 is set forth in the following tables. Additionally, where more than one segment utilizes a single facility, that facility is categorized by the purposes for which it is primarily used.

Chassis Systems

Principal Use of Facility	North America	Europe	Asia Pacific(2)	Other	Total

Research and Development	3	4	2	1	10
Manufacturing(1)	23	33	13	3	72
Warehouse	1	6	1	1	9
Office	2	8	7	—	17

Total	29	51	23	5	108

Occupant Safety Systems

Principal Use of Facility	North America	Europe	Asia Pacific(2)	Other	Total

Research and Development	3	5	—	—	8
Manufacturing(1)	9	21	—	2	32
Warehouse	3	5	—	—	8
Office	1	5	—	—	6

Total	16	36	—	2	54

Automotive Components

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total

Research and Development	1	—	—	—	1
Manufacturing(1)	9	22	9	3	43
Warehouse	2	1	—	—	3
Office	2	—	—	—	2

Total	14	23	9	3	49

(1)	Although primarily classified as Manufacturing locations, several Occupant Safety Systems — Europe sites, amongst others, maintain a large Research and Development presence located within the same facility as well.

(2)	For management reporting purposes Chassis Systems — Asia Pacific contains several primarily Occupant Safety Systems facilities including a Research and Development Technical Center and three Manufacturing locations.

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock is listed on the New York Stock Exchange under the symbol “TRW”. As of February 14, 2007, we had 98,289,051 shares of common stock, $.01 par value, outstanding (98,293,719 shares issued less 4,668 shares held as treasury stock) and 181 holders of record of such common stock. The transfer agent and registrar for our common stock is National City Bank.

The tables below show the high and low sales prices for our common stock as reported by the New York Stock Exchange, for each quarter in 2006 and 2005.

	Price Range of Common Stock
Year Ended December 31, 2006	High	Low

4th Quarter	$26.89	$18.88
3rd Quarter	$28.22	$22.74
2nd Quarter	$28.61	$22.00
1st Quarter	$29.15	$22.91

	Price Range of Common Stock
Year Ended December 31, 2005	High	Low

4th Quarter	$29.49	$23.52
3rd Quarter	$30.00	$24.14
2nd Quarter	$24.74	$17.64
1st Quarter	$21.70	$18.75

Issuer Purchases of Equity Securities

The independent trustee of our 401(k) plans and similar plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and matching contributions in Company stock to employee investments. In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and for the satisfaction of tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the Company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 5 of this Report on Form 10-K. In addition, although our stock incentive plan also permits the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding, there was no such withholding in the fourth quarter of 2006.

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

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2006.

	Number of			Number of Securities
	Securities to be	Weighted-Average		Remaining
	Issued Upon Exercise	Exercise Price		Available for
	of Outstanding	of Outstanding		Future Issuance
	Options, Warrants	Options, Warrants		under Equity
Plan Category	and Rights	and Rights		Compensation Plans(1)

Equity compensation plans approved by security holders(2)	9,557,774	$18.17	(3)	4,864,624
Equity compensation plans not approved by security holders	N/A	N/A		N/A

Total	9,557,774	$18.17		4,864,624

(1)	Excludes securities reflected in the first column, “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(2)	The TRW Automotive Holdings Corp. 2003 Stock Incentive Plan was approved by our stockholders prior to our initial public offering.

(3)	Represents the weighted average exercise price of outstanding stock options of 8,757,897 as of December 31, 2006. The remaining securities outstanding as of December 31, 2006 represent restricted stock units of 799,877, which have an exercise price of $0, and have been excluded from the weighted average exercise price above.

Stock Performance Graph

The graph below provides an indicator of our cumulative total stockholder return as compared with Standard & Poor’s 500 Stock Index and the Standard & Poor’s 1500 Auto Parts & Equipment Index. The graph assumes an initial investment of $100. The graph covers a period of time beginning in February 2004, when our common stock first traded on the New York Stock Exchange, through December 29, 2006, which represents the last trading day of the year.

Stock Performance Graph

	Ticker	02/03/04	12/31/04	12/30/05(1)	12/29/06(1)
TRW Automotive	TRW	$100.00	$76.38	$97.23	$95.46
S&P 500	SPX	$100.00	$108.41	$113.44	$130.58
S&P 1500 Composite Auto Parts and Equipment Index	S15AUTP	$100.00	$99.03	$79.42	$83.17

(1)	Represents the last trading day of the year.

ITEM 6.	SELECTED FINANCIAL DATA

Predecessor and Successor Company.  As a result of the Acquisition, all references in this report to “TRW Automotive,” the “Company,” “we,” “our” and “us” mean, unless the context indicates otherwise, (i) our predecessor, which is the former TRW Automotive Inc. (which we did not acquire and was renamed Richmond TAI Corp.) and its subsidiaries and the other subsidiaries, divisions and affiliates of Old TRW that together constituted the automotive business of Old TRW, for the periods prior to February 28, 2003, the date the Acquisition was consummated, and (ii) the successor and registrant, TRW Automotive Holdings Corp. and its subsidiaries, that own and operate the automotive business of Old TRW as a result of the Acquisition. Our predecessor’s 51% interest in the joint venture, TRW Koyo Steering Systems Company (“TKS”), was not transferred to us as part of the Acquisition. In addition, when the context so requires, we use the term “Predecessor” to refer to the historical operations of our predecessor prior to the Acquisition and “Successor” to refer to our historical operations following the Acquisition, and we use the terms “we,” “our” and “us” to refer to the Predecessor and the Successor collectively. The historical financial data for the periods prior to the Acquisition appearing below are those of our predecessor and represent the combined financial statements of Old TRW’s automotive business. Prior to the Acquisition, our predecessor operated as a segment of Old TRW, which was acquired by Northrop on December 11, 2002.

The selected financial data of the Successor as of and for the years ended December 31, 2006, December 31, 2005, December 31, 2004 and for the ten months ended December 31, 2003 have been derived from our audited consolidated financial statements, and have been prepared on a different basis of accounting than used by the Predecessor in its annual combined financial statements as a result of the consummation of the Acquisition on February 28, 2003. The selected financial data of the Predecessor for the two months ended February 28, 2003, the year ended December 31, 2002, and as of December 31, 2002 have been derived from the audited combined financial statements of our Predecessor company.

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

	Successor				Predecessor
				Ten Months	Two Months	Year
				Ended	Ended	Ended
	Years Ended December 31,			December 31,	February 28,	December 31,
	2006	2005	2004	2003	2003	2002
		(In millions, except per share amounts)

Statements of Operations Data:
Sales	$13,144	$12,643	$12,011	$9,435	$1,916	$10,630
Earnings (losses) from continuing operations	176	204	29	(101)	31	164
Net earnings (losses)	$176	$204	$29	$(101)	$31	$164
Earnings (Losses) Per Share(1):
Basic earnings (losses) per share:
Earnings (losses) per share	$1.76	$2.06	$0.30	$(1.16)
Weighted average shares	100.0	99.1	97.8	86.8
Diluted earnings (losses) per share:
Earnings (losses) per share	$1.71	$1.99	$0.29	$(1.16)
Weighted average shares	103.1	102.3	100.5	86.8

	Successor				Predecessor
	As of December 31,
	2006	2005	2004	2003	2002
		(Dollars in millions)

Balance sheet data:
Total assets	$11,133	$10,230	$10,114	$9,907	$10,948
Total liabilities	8,627	8,916	8,944	9,129	8,476
Total debt (including short-term debt and current portion of long-term debt)(2)	3,032	3,236	3,181	3,808	3,925

(1)	Earnings per share are calculated by dividing net earnings (losses) by the weighted average shares outstanding. Earnings per share are not applicable for the historical Predecessor periods as there were no shares outstanding during those periods. Basic and diluted earnings per share for the ten months ended December 31, 2003 have been calculated based on the weighted average shares outstanding for the period adjusted to give effect to the 100 for 1 stock split effected on January 27, 2004. Shares issuable pursuant to outstanding common stock options under our 2003 Stock Incentive Plan have been excluded from the computation of 2003 diluted earnings per share because their effect is anti-dilutive due to the net loss reflected for such period.

(2)	Total debt excludes any off-balance sheet borrowings under receivables facilities. As of December 31, 2006, 2005, 2004 and 2003, we had no advances outstanding under our receivables facilities. Our U.S. receivables facility can be treated as a general financing agreement or as an off-balance sheet arrangement depending on the level of loans to the borrower as further described in “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-balance Sheet Arrangements.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our Business.  We are among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers, or OEMs, and related aftermarkets. We conduct substantially all of our operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). We are primarily a “Tier 1” supplier, with over 86% of our end-customer sales in 2006 made to major OEMs. We operate our business along three segments: Chassis Systems, Occupant Safety Systems and Automotive Components.

Despite a difficult business environment in the automotive supply industry, especially in North America, the Company performed well for the year ended December 31, 2006. During 2006, we achieved net sales growth of 4%, to $13.1 billion in 2006 from $12.6 billion in 2005. The increase resulted primarily from a higher level of sales from new product areas and higher volumes on certain platforms, the consolidation of Dalphi Metal Espana, S.A. (“Dalphimetal”), which was acquired in October 2005, into our operations for a full year, and foreign currency translation, partially offset by pricing provided to customers and lower industry production volumes. Operating income for 2006 was $636 million, an increase of $83 million as compared to the prior year. The increase in operating income resulted primarily from a decrease of $79 million in charges related to restructuring actions and asset impairments, which reflects approximately $15 million of higher net curtailment gains related to restructuring in 2006. Operating income for 2006 also includes a decrease in earnings before taxes of $25 million in our Automotive Components segment driven primarily by excessive launch related costs, commodity inflation, price reductions and supplier quality issues. Net earnings for 2006 were $176 million as compared to $204 million in 2005. Results for 2006 included a pre-tax loss on retirement of debt of $57 million related to the repurchase of certain bonds.

The Unfavorable Automotive Climate.  The automotive and automotive supply industries continued to experience unfavorable developments during 2006 and the last several years, many of which we expect to remain in the near term. These developments and trends include:

•	a decline in market share and significant enacted or announced production cuts among some of our largest customers, including the North American operations of Ford Motor Company, General Motors Corporation and the Chrysler group of DaimlerChrysler AG (the “Big Three”);

•	the deteriorating financial condition of certain of our customers and the resulting uncertainty as they undergo (or contemplate undergoing) restructuring initiatives, including in certain cases, significant capacity reductions and/or reorganization under bankruptcy laws;

•	the continued rise in inflationary pressures impacting certain commodities such as petroleum-based products, resins, yarns, ferrous metals, aluminum, base metals, and other chemicals;

•	a consumer shift in the North American market away from sport utility vehicles and light trucks to more fuel efficient cross-over utility vehicles and passenger cars;

•	the growing concerns over the economic viability of our Tier 2 and Tier 3 supply base as they face inflationary pressures and financial instability in certain of their customers;

•	continuing pricing pressure from OEMs; and

•	volatility of the U.S. dollar against other currencies, mainly the Euro.

In recent years and throughout 2006, the Big Three have seen a steady decline in their market share for vehicle sales in North America and, to a lesser extent, Europe, with Asian OEMs increasing their share in such markets. The Big Three’s North American operations, in particular, continue to suffer significantly in this regard. Although we do have business with the Asian OEMs, our customer base is more heavily weighted toward the Big Three. In addition, declining market share and inherent structural issues with the Big Three have led to recent announcements of unprecedented levels of production cuts, the most significant of which occurred in the fourth quarter of 2006. In order to address market share declines, reduced production levels, negative industry trends and other structural issues specific to their companies (such as significant overcapacity and pension and healthcare costs), Ford, GM and certain of our other customers are undergoing various forms of restructuring initiatives (including, in certain cases, reorganization under bankruptcy laws). In the case of Ford, North American restructuring actions have been accelerated and expanded during 2006 to remove additional production capacity over the next several years. In the case of the Chrysler group, in February 2007, Chrysler announced restructuring actions to significantly reduce overall North American production capacity. Such substantial restructuring initiatives undertaken by our major customers will have a ripple effect throughout our industry and may have a severe impact on our business and our common suppliers.

In addition, work stoppages or other labor issues that may potentially occur at these customers’ or their suppliers’ facilities may have a material negative effect on us. Such work stoppages, shutdowns, or other labor issues would have a material adverse affect on us.

Throughout 2006, commodity inflation continued, albeit at a more moderate pace than in 2005. Costs of petroleum-based products, resins, yarns and energy costs continued to increase through the end of 2006, while the costs of ferrous metals once again began to rise. Furthermore, despite the recent stabilization of aluminum and other base metal prices which increased during the first half of 2006, such costs remain inflated compared to the same period of 2005. Consequently, overall commodity inflation pressures remain a significant concern for our business and have placed a considerable operational and financial burden on the Company. We expect such inflationary pressures to continue into the foreseeable future, and continue to work with our suppliers and customers to mitigate the impact of increasing commodity costs. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.

Furthermore, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected or if they are unable to adequately mitigate inflationary pressures. These pressures have proven to be insurmountable to some of our suppliers and we have seen the number of bankruptcies or insolvencies increase due in part to the recent inflationary pressures. While the unstable condition of some of our suppliers or their failure to perform has not led to any material disruptions thus far, it has led to certain delivery delays and production issues, and has negatively impacted certain of our businesses in 2006. The overall condition of our supply base may possibly lead to further delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best source of supply.

Fuel price fluctuations, while recently declining from record highs, have continued to concern consumers. As a result, there remains a shift in the North American market to more fuel-efficient vehicles away from sport utility vehicles and light trucks. This shift has accelerated in the last half of 2006, extending into heavy duty pickup trucks. Sport utility and light and heavy duty truck platforms tend to be higher margin products for OEMs and suppliers than car platforms. While this change has negatively impacted the mix of our product sales, we provide content for both passenger car and sport utility/light truck platforms and therefore the effect to TRW is somewhat mitigated.

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

Company Efforts in Response to the Automotive Climate.  Despite the aforementioned ongoing negative trends, we were able to achieve solid operating results during 2006. The effect of the unfavorable industry trends and developments was mitigated by, among other things, our customer, product and geographic diversity. We also benefited from sales growth, continued demand for safety products, continued implementation of previously announced restructuring actions and targeted cost reductions throughout our businesses.

We have significant exposure to the European market, with approximately 57% of our 2006 sales generated from that region. Our geographic diversity and presence in this region has helped offset many of the negative industry pressures and sales declines experienced in the North American market. The European market remains extremely competitive, and similar to the North American market, has also experienced the major inroads made by Asian manufacturers into the region over the past few years. While many of our major OEM customers have implemented, or are in the process of implementing varying levels of restructuring actions in North America, no significant actions have been experienced over the past few years in the European market. We are not aware of, nor do we anticipate, any major restructuring aimed at eliminating vehicle assembly capacity at our major European customers.

While we continue our efforts to mitigate the risks described above, we expect the negative industry trends to continue in the near future, thereby impacting the first half of 2007. There can be no assurances that the results of our ongoing efforts will continue to be successful in the future or that we will not experience a decline in sales, increased costs or disruptions in supply or a significant strengthening of the U.S. dollar compared to other currencies, or that these items will not adversely impact our future earnings. We will continue to evaluate the negative industry trends referred to above, including the deteriorating financial condition of certain of our customers and suppliers, and whether additional actions may be required to mitigate those trends. Such actions may include further plant rationalization above the 17 facilities we have closed or announced for closure since the beginning of 2005, as well as additional global capacity optimization efforts across our businesses.

Our Debt and Capital Structure.  On an ongoing basis we monitor, and may modify, our debt and capital structure to reduce associated costs and provide greater financial and covenant flexibility. During 2006, we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020, for £137 million, or approximately $243 million. We also reduced the committed amount of our U.S. receivables facility from $400 million to $250 million due to decreased availability under the facility as a result of certain customer credit rating downgrades below investment grade. On January 19, 2007, we further reduced the committed amount of the receivables facility to $209 million and amended certain of its terms to increase the availability of funding under the U.S. facility. We may make further repurchases of notes or other debt securities or refinance our outstanding debt from time to time as conditions warrant.

Our variable rate indebtedness exposes us to interest rate risk, which could cause our debt costs to increase significantly. A majority of our borrowings, including borrowings under TRW Automotive Inc.’s senior credit facilities, are at variable rates of interest and expose us to interest rate risk. As of December 31, 2006, approximately 55% of our total debt was at variable interest rates (or 71% when considering the effect of interest rate swaps). As interest rates increase, the amount we are required to pay on our variable rate indebtedness increases even though the amount borrowed remains the same.

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

Restructuring Charges and Asset Impairments.  We continually evaluate our competitive position in the automotive supply industry and whether actions are required to maintain or improve our standing. Such actions may include plant rationalization or global capacity optimization across our businesses. Accordingly, we have closed or announced the closure of 17 facilities since the beginning of 2005.

For the year ended December 31, 2006, we recorded restructuring charges of $24 million related to the closure or announced closure of various facilities. During 2006, we closed six facilities resulting in employee reductions of approximately 1,200. Restructuring charges included cash charges of $37 million for severance and other costs and $7 million of net non-cash asset impairments related to restructuring actions, offset by $20 million of net curtailment gains. Also in 2006, we incurred $6 million of other asset impairments not related to restructuring actions.

For the year ended December 31, 2005, we recorded charges of $94 million for actions that resulted in the closing of five plants and employee reductions of approximately 1,400. For the year ended December 31, 2005, cash charges were $85 million for severance and costs related to the consolidation of certain facilities and non-cash asset impairments were $14 million related to restructuring actions, offset by $5 million of net curtailment gains. Also in 2005, we incurred $15 million of other asset impairments not related to restructuring actions.

For the year ended December 31, 2004, we recorded charges of $38 million for actions that resulted in the closing of two plants and employee reductions of approximately 770. For the year ended December 31, 2004, cash charges were $37 million for severance and costs related to the consolidation of certain facilities, and non-cash asset impairment charges were $1 million.

Critical Accounting Estimates

The critical accounting estimates that affect our financial statements and that use judgments and assumptions are listed below. In addition, the likelihood that materially different amounts could be reported under varied conditions and assumptions is noted.

Product Recalls.  We are at risk for product recall costs. Recall costs are costs incurred when the customer or we decide to recall a product through a formal campaign, soliciting the return of specific products due to a known or suspected safety concern. In addition, the National Highway Traffic Safety Administration (“NHTSA”) has the authority, under certain circumstances, to require recalls to remedy safety concerns. Product recall costs typically include the cost of the product being replaced, customer cost of the recall and labor to remove and replace the defective part.

Recall costs are recorded based on management estimates developed in conjunction with independent third-party actuaries engaged by us to establish loss projections based on historical claims data. Based on this actuarial estimation methodology, we accrue for expected but unannounced recalls when revenues are recognized upon shipment of product. In addition, we accrue for announced recalls based on our best estimate of our obligation under the recall action when such an obligation is probable and estimable.

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

Pensions.  We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”), which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination involves the selection of various assumptions, including an expected rate of return on plan assets and a discount rate.

A key assumption in determining our net pension expense in accordance with SFAS No. 87 is the expected long-term rate of return on plan assets. The expected return on plan assets that is included in pension expense is determined by applying the expected long-term rate of return on assets to a calculated market-related value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. Asset gains and losses will be amortized over five years in determining the market-related value of assets used to calculate the expected return component of pension income. We review our long-term rate of return assumptions annually through comparison of our historical actual rates of return with our expectations, and consultation with our actuaries and investment advisors regarding their expectations for future returns. While we believe our assumptions of future returns are reasonable and appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future pension expense. The weighted average expected long-term rate of return on assets used to determine net periodic benefit cost for 2006 was 6.97% as compared to 7.60% for 2005 and 7.82% for 2004.

Another key assumption in determining our net pension expense is the assumed discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency, and that have cash flows similar to those of the underlying benefit obligation. The weighted average discount rate used to calculate the benefit obligations as of December 31, 2006 was 5.08% as compared to 5.04% as of December 31, 2005. The weighted average discount rate used to determine net periodic benefit cost for 2006 was 5.04% as compared to 5.53% for 2005 and 5.64% for 2004.

Based on our assumptions as of October 31, 2006, the measurement date, a change in these assumptions, holding all other assumptions constant, would have the following effect on our pension costs and obligations on an annual basis:

	Impact on Net Periodic Benefit Cost
	Increase			Decrease
	U.S.	U.K.	All Other	U.S.	U.K.	All Other
	(Dollars in millions)

.25% change in discount rate	$(1)	$—	$(1)	$—	$(1)	$1
.25% change in expected long-term rate of return	(2)	(13)	(1)	2	13	1

	Impact on Obligations
	Increase			Decrease
	U.S.	U.K.	All Other	U.S.	U.K.	All Other
	(Dollars in millions)

.25% change in discount rate	$(29)	$(226)	$(31)	$28	$231	$33

SFAS No. 87 and the policies we have used (most notably the use of a calculated value of plan assets for pensions as further described above), generally reduce the volatility of pension expense that would otherwise result from changes in the value of the pension plan assets and pension liability discount rates. A substantial portion of our pension benefits relate to our plans in the United States and the United Kingdom.

Our 2007 pension (income) expense is estimated to be approximately less than $(1) million in the U.S., $(53) million in the U.K. and $47 million for the rest of the world (based on December 31, 2006 exchange rates). During 2006 and 2005, certain amendments reducing future benefits for nonunion participants were adopted that will reduce future service costs. We expect to contribute approximately $73 million to our U.S. pension plans and approximately $47 million to our non-U.S. pension plans in 2007.

Other Post-Retirement Benefits.  We account for our Other Post-Retirement Benefits (“OPEB”) in accordance with SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions,” which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination requires the selection of various assumptions, including a discount rate and health care cost trend rates used to value benefit obligations. The discount rate reflects the current rate at which the OPEB liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency and that have cash flows similar to those of the underlying benefit obligation. We develop our estimate of the health care cost trend rates used to value benefit obligations through review of our recent health care cost trend experience and through discussions with our actuary regarding the experience of similar companies. Changes in the assumed discount rate or health care cost trend rate can have a significant impact on our actuarially determined liability and related OPEB expense.

The following are the significant assumptions used in the measurement of the accumulated projected benefit obligations (“APBO”) as of the October 31 measurement date:

	2006		2005
		Rest of		Rest of
	U.S.	World	U.S.	World

Discount rate	5.75%	5.00%	5.50%	5.25%
Initial health care cost trend rate at end of year	9.00%	9.00%	10.00%	9.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2011	2015	2011	2014

Based on our assumptions as of October 31, 2006, the measurement date, a change in these assumptions, holding all other assumptions constant, would have the following effect on our OPEB expense and obligations on an annual basis:

	Impact on Net
	Post-Retirement Benefit Cost
	Increase	Decrease
	(Dollars in millions)

.25% change in discount rate	$(1)	$1
1% change in assumed health care cost trend rate	$7	$(5)

	Impact on Obligations
	Increase	Decrease
	(Dollars in millions)

.25% change in discount rate	$(13)	$14
1% change in assumed health care cost trend rate	$76	$(63)

Our 2007 OPEB expense is estimated to be approximately $25 million (based on December 31, 2006 exchange rates), and includes the effects of the adoption of certain 2006 and 2005 amendments which reduce future benefits for nonunion participants. We fund our OPEB obligation on a pay-as-you-go basis. We expect to contribute approximately $53 million on a pay-as-you-go basis in 2007.

Goodwill.  In connection with the Acquisition, we applied the provisions of SFAS No. 141, “Business Combinations” (“SFAS No. 141”). Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $2.3 billion as of December 31, 2006, or 20% of our total assets.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we perform annual impairment testing at a reporting unit level. To test goodwill for impairment, we estimate the fair value of each reporting unit and compare the estimated fair value to the carrying value. If the carrying value exceeds the estimated fair value, then a possible impairment of goodwill exists and requires further evaluation. Estimated fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts (see “— Impairment of Long-Lived Assets and Intangibles”), discounted at a risk-adjusted rate of return.

As the estimated fair values of our reporting units have exceeded their carrying values at each testing date since adoption of SFAS No. 142 in 2002, we have recorded no goodwill impairment. While we believe our estimates of fair value are reasonable based upon current information and assumptions about future results, changes in our businesses, the markets for our products, the economic environment and numerous other factors could significantly alter our fair value estimates and result in future impairment of recorded goodwill. We are subject to financial statement risk in the event that goodwill becomes impaired.

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

We test indefinite-lived intangible assets, other than goodwill, for impairment on at least an annual basis by comparing the estimated fair values to the carrying values. If the carrying value exceeds the estimated fair value, the asset is written down to its estimated fair value. Estimated fair value is based on cash flows as discussed above, discounted at a risk-adjusted rate of return. We are subject to financial statement risk in the event that intangible assets become impaired.

RESULTS OF OPERATIONS

The following consolidated statements of earnings compare the results of operations for the years ended December 31, 2006, 2005 and 2004.

TOTAL COMPANY RESULTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2006 and 2005

	Years Ended December 31,		Variance
	2006	2005	Increase (Decrease)
	(Dollars in millions)

Sales	$13,144	$12,643	$501
Cost of sales	11,943	11,444	499

Gross profit	1,201	1,199	2
Administrative and selling expenses	527	490	37
Amortization of intangible assets	35	33	2
Restructuring charges and asset impairments	30	109	(79)
Other (income) expense — net	(27)	14	(41)

Operating income	636	553	83
Interest expense — net	247	228	19
Loss on retirement of debt	57	7	50
Accounts receivable securitization costs	3	3	—
Equity in earnings of affiliates, net of tax	(26)	(20)	(6)
Minority interest, net of tax	13	7	6

Earnings before income taxes	342	328	14
Income tax expense	166	124	42

Net earnings	$176	$204	$(28)

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Sales for the year ended December 31, 2006 were $13.1 billion, an increase of $501 million compared to $12.6 billion for the year ended December 31, 2005. The increase was driven by the favorable impact of the consolidation of Dalphimetal of $336 million and the favorable impact of currency exchange of $172 million, offset by unfavorable price reductions to customers (net of favorable volume) of $7 million.

Gross profit for the year ended December 31, 2006 was $1,201 million, an increase of $2 million compared to $1,199 million for the year ended December 31, 2005. The increase was driven primarily by cost reductions and benefits from restructuring activities (net of inflation and price reductions to customers) of $47 million, and the favorable resolution of certain business settlement and patent matters of $22 million. Partial offsets include higher costs resulting from inefficient product launches within the Automotive Components segment of $19 million, lower customer vehicle production in North America and adverse mix, net of the favorable impact of the consolidation of Dalphimetal of $18 million, higher warranty costs of $18 million, higher engineering expenses of $8 million, and the unfavorable effect of currency exchange of $7 million. Gross profit as a percentage of sales for the year ended December 31, 2006 was 9.1% as compared to 9.5% for the year ended December 31, 2005.

Administrative and selling expenses for the year ended December 31, 2006 were $527 million, an increase of $37 million compared to $490 million for the year ended December 31, 2005. The increase was driven primarily by a reduction in litigation reserves in 2005 of $18 million which did not recur in 2006, an increase in share-based compensation expense of $8 million, the unfavorable effect of currency exchange of $8 million and the consolidation of Dalphimetal of $6 million. Offsets include the favorable resolution of certain patent matters of $6 million. Administrative and selling expenses as a percentage of sales for the year ended December 31, 2006 were 4.0% as compared to 3.9% for the year ended December 31, 2005.

Amortization of intangible assets was $35 million for the year ended December 31, 2006, as compared to $33 million for the year ended December 31, 2005.

Restructuring charges and asset impairments were $30 million for the year ended December 31, 2006 as compared to $109 million for the year ended December 31, 2005. Charges for the year ended December 31, 2006 consisted of $37 million for severance and other costs, $7 million of asset impairments related to restructuring, $6 million of other asset impairments, offset by $20 million of post-retirement benefit curtailment gains at closed facilities. Charges for the year ended December 31, 2005 consisted of $85 million for severance costs and expenses to consolidate certain facilities, $14 million of asset impairments related to restructuring, $15 million for other asset impairments and $6 million of pension curtailment loss at a closed facility, partially offset by $11 million of post-retirement benefit curtailment gains at closed facilities.

Other expense (income) — net for the year ended December 31, 2006 was income of $27 million, an increase of $41 million compared to an expense of $14 million for the year ended December 31, 2005. The increase was driven primarily by the favorable effect of currency exchange of $17 million, an increase in net gains on asset sales of $9 million, a decrease in bad debt expense of $8 million, and an increase in royalty income, coupled with other miscellaneous adjustments, that together net to $7 million.

Interest expense — net for the year ended December 31, 2006 was $247 million as compared to $228 million for the year ended December 31, 2005. The increase in interest expense primarily resulted from the unfavorable effect of higher interest rates on variable rate debt, and to a lesser extent, higher average debt balances including Dalphimetal acquisition related debt.

Loss on retirement of debt for the year ended December 31, 2006 totaled $57 million as compared to $7 million for the year ended December 31, 2005. On February 2, 2006 we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020, for £137 million, or approximately $243 million. The repayment of debt resulted in a pretax charge of £32 million, or approximately $57 million, for loss on retirement of debt. On May 3, 2005, the Company repurchased approximately €48 million principal amount of its 10 1/8% Senior Notes with a portion of the proceeds from the issuance of common stock. The Company recorded a loss on retirement of debt of approximately $6 million for the related redemption premium on the 10 1/8% Senior Notes, and approximately $1 million for the write-off of deferred issue costs.

Accounts receivable securitization costs were $3 million for the years ended December 31, 2006 and 2005.

Equity in earnings of affiliates was $26 million for the year ended December 31, 2006, an increase of $6 million as compared to $20 million for the year ended December 31, 2005. The increase was driven primarily by a higher level of earnings from affiliates in Asia.

Minority interest was $13 million for the year ended December 31, 2006 as compared to $7 million for the year ended December 31, 2005. The increase of $6 million was driven primarily by the acquisition of Dalphimetal, which is not wholly-owned.

Income tax expense for the year ended December 31, 2006 was $166 million on pre-tax income of $342 million as compared to income tax expense of $124 million on pre-tax earnings of $328 million for the year ended December 31, 2005. Income tax expense for the year ended December 31, 2006 includes a one-time charge of approximately $49 million resulting from the recognition of a valuation allowance against certain deferred tax assets in our Canadian operations that the Company has determined are no longer more likely than not to be realized. Income tax expense for the year ended December 31, 2006 also includes a one-time benefit of approximately $35 million related to the reversal of certain tax reserves recorded in 2004 and 2005 with respect to interest expense in a foreign jurisdiction. This benefit was recorded during the third quarter of 2006 in the amount of $46 million, consisting of the reversal of the reserves recorded in prior years ($35 million) and the reversal of additional reserves recorded in the first two quarters of 2006 ($11 million). This benefit was recorded as a result of a published Letter Memorandum by the German tax authorities, which provided additional guidance and support related to the deductibility of interest in our German subsidiary. Income tax expense for the year ended December 31, 2005 included a one-time benefit of $17 million resulting from a tax law change in Poland related to investment tax credits for companies operating in certain special economic zones within the country. The income tax rate varies from the United States statutory income tax rate due primarily to the items noted above, and the impact of losses in the United States and certain foreign jurisdictions, without recognition of a corresponding income tax benefit, partially offset by favorable foreign tax rates, holidays, and credits.

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2005 and 2004

	Years Ended December 31,		Variance
	2005	2004	Increase (Decrease)
	(Dollars in millions)

Sales	$12,643	$12,011	$632
Cost of sales	11,444	10,839	605

Gross profit	1,199	1,172	27
Administrative and selling expenses	490	513	(23)
Amortization of intangible assets	33	33	—
Restructuring charges and asset impairments	109	38	71
Other expense — net	14	8	6

Operating income	553	580	(27)
Interest expense — net	228	250	(22)
Loss on retirement of debt	7	167	(160)
Accounts receivable securitization costs	3	2	1
Equity in earnings of affiliates, net of tax	(20)	(15)	(5)
Minority interest, net of tax	7	12	(5)

Earnings before income taxes	328	164	164
Income tax expense	124	135	(11)

Net earnings	$204	$29	$175

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

Gross profit for the year ended December 31, 2005 of $1,199 million increased $27 million from $1,172 million for the year ended December 31, 2004. The increase resulted primarily from the positive impact of higher sales volume, net of adverse product mix, of $90 million, a reduction in net pension and OPEB expense of $23 million, and lower product warranty cost, primarily in Europe, of $16 million. The net increase was partially offset by the unfavorable impact of inflation (which included higher commodity prices) and price reductions to our customers (net of savings from cost reductions) of $43 million, the unfavorable impact of foreign currency exchange of $31 million, and additional engineering cost to support new programs and growth in emerging markets, as well as lower cost recovery from our customers for prototypes and engineering charges, totaling $29 million. Gross profit as a percentage of sales for the year ended December 31, 2005 was 9.5% compared to 9.8% for the year ended December 31, 2004.

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

Restructuring charges and asset impairments were $109 million for the year ended December 31, 2005 compared to $38 million for the year ended December 31, 2004. Charges for the year ended December 31, 2005 consisted of $85 million for severance costs and expenses to consolidate certain facilities, $14 million of asset impairments related to restructuring, $15 million for other asset impairments and $6 million of pension curtailment loss at a closed facility, partially offset by $11 million of post-retirement benefit curtailment gains at closed facilities. Charges for the year ended December 31, 2004 of $38 million were primarily costs related to severance and consolidation of certain facilities.

Other expense — net for the year ended December 31, 2005 was expense of $14 million compared to expense of $8 million for the year ended December 31, 2004. The change resulted primarily from a reduction in gains from asset sales of $8 million, an increase in foreign currency exchange loss of $6 million, and higher expense in connection with the bankruptcy and administration proceedings of certain customers of $5 million. Offsets include higher royalty and grant income coupled with other miscellaneous adjustments that net to $13 million.

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

SEGMENT RESULTS OF OPERATIONS

The following table reconciles segment sales and earnings before taxes to consolidated sales and earnings before taxes for 2006, 2005, and 2004. See Note 21 to the consolidated financial statements for a description of segment earnings before taxes for the periods presented.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Sales:
Chassis Systems	$7,096	$7,206	$6,950
Occupant Safety Systems	4,326	3,745	3,438
Automotive Components	1,722	1,692	1,623

	$13,144	$12,643	$12,011

Earnings before taxes:
Chassis Systems	$288	$273	$258
Occupant Safety Systems	420	296	327
Automotive Components	67	92	102

Segment earnings before taxes	775	661	687
Corporate expense and other	(126)	(95)	(104)
Financing costs	(250)	(231)	(252)
Loss on retirement of debt	(57)	(7)	(167)

Earnings before taxes	$342	$328	$164

CHASSIS SYSTEMS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Years Ended December 31,		Variance
	2006	2005	Increase (Decrease)
	(Dollars in millions)

Sales	$7,096	$7,206	$(110)
Earnings before taxes	288	273	15
Restructuring charges and asset impairments	(14)	(33)	(19)

Sales for the Chassis Systems segment for the year ended December 31, 2006 were $7,096 million, a decrease of $110 million as compared to $7,206 million for the year ended December 31, 2005. The decrease was driven primarily by lower North American customer vehicle production and price reductions provided to customers of $216 million, partially offset by the favorable effect of currency exchange of $106 million.

Earnings before taxes for the Chassis Systems segment for the year ended December 31, 2006 were $288 million, an increase of $15 million as compared to $273 million for the year ended December 31, 2005.

The increase was driven primarily by the favorable impact of cost reductions and benefits of restructuring activities (in excess of inflation and price reductions provided to customers) of $75 million, the favorable resolution of certain business settlements of $19 million, lower restructuring costs of $18 million, a reduction in bad debt expense of $10 million, the favorable resolution of certain patent matters of $9 million, and a gain on the sale of a facility in Asia of $5 million. These results were partially offset by the effect of lower North America customer vehicle production and adverse mix of $88 million, higher warranty costs of $18 million, higher product and Asian customer development costs of $9 million, and the unfavorable impact of currency exchange of $8 million. For the year ended December 31, 2006, Chassis Systems recorded restructuring charges and asset impairments of $14 million in connection with severance and costs related to the consolidation of certain facilities, offset by post-retirement benefit curtailment gains. For the year ended December 31, 2005, Chassis Systems recorded restructuring charges and asset impairments of $33 million in connection with severance and costs related to the consolidation of certain facilities, offset by post-retirement benefit curtailment gains.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Years Ended December 31,		Variance
	2005	2004	Increase (Decrease)
	(Dollars in millions)

Sales	$7,206	$6,950	$256
Earnings before taxes	273	258	15
Restructuring charges and asset impairments	(33)	(25)	8

Sales for the Chassis Systems segment for the year ended December 31, 2005 of $7,206 million increased $256 million from $6,950 million for the year ended December 31, 2004. The increase resulted primarily from higher volume (net of price reductions to customers) of $159 million, as well as the favorable effect of foreign currency exchange of $97 million.

Earnings before taxes for the Chassis Systems segment for the year ended December 31, 2005 were $273 million, an increase of $15 million as compared to $258 million for the year ended December 31, 2004. The increase was driven primarily by the positive impact of higher volume, net of adverse product mix, of $27 million, lower product warranty in Europe of $14 million, and savings from cost reductions, net of inflation and pricing, of $7 million. These results were offset by an increase in bad debt expense and other costs related to the bankruptcy and administration proceedings of certain customers totaling $15 million, the unfavorable effect of foreign currency exchange of $10 million, and an increase in restructuring charges of $8 million. For the year ended December 31, 2005, Chassis Systems recorded restructuring charges and asset impairments of $33 million in connection with severance and costs related to the consolidation of certain facilities, which were partially offset by post-retirement benefit curtailment gains. Chassis Systems recorded restructuring charges and asset impairments of $25 million for the year ended December 31, 2004 related to severance and consolidation of certain facilities.

OCCUPANT SAFETY SYSTEMS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Years Ended December 31,		Variance
	2006	2005	Increase (Decrease)
	(Dollars in millions)

Sales	$4,326	$3,745	$581
Earnings before taxes	420	296	124
Restructuring charges and asset impairments	(9)	(45)	(36)

Sales for the Occupant Safety Systems segment for the year ended December 31, 2006 of $4,326 million, an increase of $581 million compared to $3,745 million for the year ended December 31, 2005. The increase was driven primarily by the consolidation of Dalphimetal acquired in October 2005, which contributed incremental sales of $336 million, favorable volume (net of price reductions provided to customers) of $216 million, and the favorable effect of currency exchange of $29 million.

Earnings before taxes for the Occupant Safety Systems segment for the year ended December 31, 2006 were $420 million, an increase of $124 million as compared to $296 million for the year ended December 31, 2005. The increase was driven primarily by higher production volume, net with favorable impact of the consolidation of Dalphimetal, of $84 million, lower restructuring charges and asset impairments of $36 million, and a reduction in pension and other post-employment benefit spending of $3 million. For the year ended December 31, 2006, Occupant Safety Systems recorded restructuring charges and asset impairments of $9 million in connection with severance and costs related to the consolidation of certain facilities. For the year ended December 31, 2005, Occupant Safety Systems recorded restructuring charges and asset impairments of $45 million in connection with severance and costs related to the consolidation of certain facilities, primarily the Burgos, Spain facility, and other asset impairment charges.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Years Ended December 31,		Variance
	2005	2004	Increase (Decrease)
	(Dollars in millions)

Sales	$3,745	$3,438	$307
Earnings before taxes	296	327	(31)
Restructuring charges and asset impairments	(45)	(8)	37

Sales for the Occupant Safety Systems segment for the year ended December 31, 2005 of $3,745 million increased $307 million from $3,438 million for the year ended December 31, 2004. The increase primarily reflected higher customer volume and growth in the new product areas, (net of price reductions to our customers) of $236 million, the consolidation of Dalphimetal for two months during the fourth quarter of 2005 of $64 million, and the favorable impact of foreign currency exchange of $7 million.

Earnings before taxes for the Occupant Safety Systems segment for the year ended December 31, 2005 of $296 million decreased $31 million from $327 million for the year ended December 31, 2004. The decrease resulted primarily from price reductions to customers and inflation that exceeded savings from cost reductions of $53 million, higher restructuring charges and asset impairments of $37 million, and the unfavorable impact of foreign currency exchange of $19 million. These changes were partially offset by higher volume of $61 million and a reduction in pension and litigation expenses of $17 million. For the year ended December 31, 2005, Occupant Safety Systems recorded restructuring charges and asset impairments of $42 million in connection with severance and costs related to the consolidation of certain facilities, primarily the Burgos, Spain facility, and other asset impairment charges of $3 million, as compared to $8 million of restructuring charges and asset impairments for the year ended December 31, 2004.

AUTOMOTIVE COMPONENTS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Years Ended December 31,		Variance
	2006	2005	Increase (Decrease)
	(Dollars in millions)

Sales	$1,722	$1,692	$30
Earnings before taxes	67	92	(25)
Restructuring charges and asset impairments	(7)	(31)	(24)

Sales for the Automotive Components segment for the year ended December 31, 2006 of $1,722 million increased $30 million as compared to $1,692 million for the year ended December 31, 2005. The increase was driven primarily by the favorable effect of currency exchange of $36 million, offset by price reductions provided to customers, net of higher volume, of $6 million.

Earnings before taxes for the Automotive Components segment for the year ended December 31, 2006 were $67 million, $25 million lower compared to $92 million for the year ended December 31, 2005. The decrease was driven primarily by unfavorable mix of products sold (offset by higher volume) of $25 million, higher costs resulting from inefficient product launches of $19 million, and higher inflation, price reductions, and supplier quality issues (net of cost reductions) of $17 million. These items were partially offset by lower restructuring charges and asset impairments of $24 million, the favorable effect of currency exchange of $3 million, lower warranty costs of $3 million, and a decrease in pension and other post-retirement benefit expense of $2 million. For the year ended December 31, 2006, Automotive Components recorded restructuring charges of $7 million. For the year ended December 31, 2005, Automotive Components recorded restructuring charges of $19 million which consisted primarily of $19 million in severance costs and expenses to consolidate certain facilities and $2 million of asset impairments, partly offset by $2 million of post-retirement benefit curtailment gains. Automotive Components also recorded $12 million in other asset impairments not related to restructuring in 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Years Ended December 31,		Variance
	2005	2004	Increase (Decrease)
	(Dollars in millions)

Sales	$1,692	$1,623	$69
Earnings before taxes	92	102	(10)
Restructuring charges and asset impairments	(31)	(5)	26

Sales for the Automotive Components segment for the year ended December 31, 2005 of $1,692 million increased $69 million from $1,623 million for the year ended December 31, 2004. The increase primarily reflected the favorable impact of foreign currency exchange of $33 million and higher customer volume (net of price reductions to our customers) of $36 million.

Earnings before taxes for the Automotive Components segment for the year ended December 31, 2005 of $92 million decreased $10 million from $102 million for the year ended December 31, 2004. The decrease resulted primarily from an increase in restructuring and asset impairment charges totaling $26 million, unfavorable price reductions, net of higher volume, of $13 million, and the unfavorable impact of foreign currency exchange of $2 million, offset by savings from cost reductions of $20 million, the reduction of warranty expenses of $7 million and a reduction of pension and OPEB costs of $3 million. For the year ended December 31, 2005, Automotive Components recorded restructuring charges of $19 million which consisted primarily of $19 million in severance costs and expenses to consolidate certain facilities and $2 million of asset impairments, partly offset by $2 million of post-retirement benefit curtailment gains. Automotive Components also recorded $12 million in other asset impairments not related to restructuring. Restructuring charges and asset impairments for the year ended December 31, 2004 totaled $5 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities.  Cash provided by operating activities for the year ended December 31, 2006 was $649 million as compared to $502 million for the year ended December 31, 2005. This increase resulted primarily from increased operating profits and net working capital improvements.

Investing Activities.  Cash used in investing activities for the year ended December 31, 2006 was $459 million as compared to $639 million for the year ended December 31, 2005.

In 2006, we spent $529 million in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches started in 2005 and 2006 and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $540 million, or approximately 4% of sales, in such capital expenditures during 2007.

In 2006, we spent approximately $26 million for an additional 10% interest in Dalphimetal and other final purchase price adjustments related to that original 2005 acquisition. We received approximately $43 million from various asset sales, primarily related to the sale of certain closed manufacturing facilities and to the divestiture of an investment formerly held by Dalphimetal. We also received approximately $54 million in proceeds from various sale leaseback transactions related to certain of our management, engineering and production facilities during 2006.

Financing Activities.  Cash used in financing activities was $340 million for the year ended December 31, 2006 compared to cash provided of $38 million in the year ended December 31, 2005. In 2006, we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020, for £137 million, or approximately $243 million.

In 2005, we borrowed approximately $1,638 million, net of debt issue costs, and used approximately $1,603 million to pay down long-term debt, primarily in conjunction with the initial draw down of the credit facilities under our December 2004 amendment and restatement of our credit agreement.

Debt and Commitments

Sources of Liquidity.  Our primary source of liquidity is cash flow generated from operations. We also have availability under our revolving credit facility and receivables facilities described below, subject to certain conditions. See “Senior Secured Credit Facilities,” “Off-Balance Sheet Arrangements” and “Other Receivables Facilities.” Our primary liquidity requirements, which are significant, are expected to be for debt service, working capital, capital expenditures, research and development costs, taxes and other general corporate purposes.

In connection with the Acquisition by an affiliate of Blackstone of the shares of the subsidiaries of Old TRW engaged in the automotive business from Northrop, our wholly-owned subsidiary TRW Automotive issued the senior notes and the senior subordinated notes, entered into senior secured credit facilities, consisting of a revolving credit facility and term loan facilities, and initiated a trade accounts receivable securitization program, or the United States receivables facility.

As of December 31, 2006, we had outstanding $3.0 billion in aggregate indebtedness. We intend to draw down on, and use proceeds from, the revolving credit facility under our senior secured credit facilities, as amended, and our United States and European accounts receivables facilities (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of December 31, 2006, we had an additional $830 million of availability under our revolving credit facility after giving effect to $70 million in outstanding letters of credit and guarantees, which reduced the amount available. As of December 31, 2006, approximately $191 million of our total reported accounts receivable balance was considered eligible for borrowings under our United States receivables facility, of which approximately $104 million would have been available for funding. We had no outstanding borrowings under this receivables facility as of December 31, 2006. As of January 26, 2007, approximately $196 million would have been available for funding after giving effect to a January 2007 amendment to this facility. In addition, as of December 31, 2006, we had approximately €140 million and £11 million available for funding under our European accounts receivable facilities. We had no outstanding borrowings under the European accounts receivable facilities as of December 31, 2006.

During any given month, we anticipate that we will draw as much as an aggregate of $400 million from the Liquidity Facilities. The amounts drawn under the Liquidity Facilities typically will be paid back throughout the month as cash from customers is received. We may then draw upon such facilities again for working capital purposes in the same or succeeding months. These borrowings reflect normal working capital utilization of liquidity. In addition, Dalphimetal and its subsidiaries and various subsidiaries in the Asia Pacific region have liquidity available to them under various credit facilities. Dalphimetal and its subsidiaries have approximately €47 million of credit facilities, of which €30 million was available as of December 31, 2006. Our subsidiaries in the Asia Pacific region have various credit facilities totaling approximately $92 million (US dollar equivalent), of which $55 million (US dollar equivalent), was available as of December 31, 2006. These borrowings are primarily in the local currency of the country where our subsidiary’s operations are located. We expect that these additional facilities will be drawn from time to time for normal working capital purposes.

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

Funding Our Requirements.  While we are highly leveraged, we believe that funds generated from operations and available borrowing capacity will be adequate to fund debt service requirements, capital expenditures, taxes, working capital requirements and company-sponsored research and development programs. In addition, we believe that our current financial position and financing plans will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items and to reduce debt may be affected by general economic (including difficulties in the automotive industry), financial market, competitive, legislative and regulatory factors, and the cost of warranty and recall and litigation claims, among other things. Therefore, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility or receivables facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Credit Ratings.  Set forth below are our credit ratings for Standard & Poor’s, Moody’s and Fitch as of December 31, 2006.

	S & P	Moody’s	Fitch

Corporate Rating	BB+	Ba2	BB
Bank Debt Rating	BB+	Ba1	BB+
Senior Note Rating	BB−	Ba3	BB−
Senior Subordinated Note Rating	BB−	B1	B+

In the event of a downgrade, we believe we would continue to have access to sufficient liquidity; however, the cost of borrowing would increase and our ability to access certain financial markets could be limited.

Senior Secured Credit Facilities.  The senior secured credit facilities consist of a secured revolving credit facility and various senior secured term loan facilities. As of December 31, 2006, the term loan facilities, with maturities ranging from 2010 to 2012, consisted of an aggregate of $1.6 billion dollar-denominated term loans and the revolving credit facility provided for borrowing of up to $900 million.

The term loan A in the amount of $400 million will amortize in equal quarterly amounts, totaling $60 million in 2007, $160 million in 2008, and $135 million in 2009 with one final installment of $45 million on January 10, 2010, the maturity date. The term loan B in the original amount of $600 million will amortize in equal quarterly installments in an amount equal to 1% per annum during the first seven years and three months of its term and in one final installment on its maturity date, June 30, 2012. The term loan B-2 in the original amount of $300 million will amortize in equal quarterly installments in an amount equal to 1% per annum during the first six years and three months of its term and in one final installment on its maturity date, June 30, 2012. The term loan E facility in the original amount of $300 million will amortize in equal quarterly installments in an amount equal to 1% per annum during the first five years and nine months of its term and in one final installment on its maturity date, October 31, 2010.

Guarantees and Security of Senior Secured Credit Facilities.  The senior secured credit facilities are unconditionally guaranteed on a senior secured basis, in each case, by us, substantially all our existing and future wholly owned domestic subsidiaries and by TRW Automotive Finance (Luxembourg), S.a.r.l. In addition, all obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of our assets and all the assets of TRW Automotive and each U.S. guarantor, subject to certain exceptions. The obligations of the foreign subsidiary borrowers under the senior secured credit facilities, and foreign guarantees of such obligations are, subject to certain exceptions and only to the extent permitted by applicable legal and contractual provisions and to the extent that it does not result in adverse tax consequences, secured by substantially all of the assets of the foreign subsidiary borrowers and foreign subsidiary guarantors.

Interest Payments.  Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the administrative agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) London Inter-Bank Offered Rates (“LIBOR”) or a eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 31, 2006, the applicable margin for the term loan A and the revolving credit facility was 0.375% with respect to base rate borrowings and 1.375% with respect to Eurocurrency borrowings, and the applicable margin for the term loan B, term loan B-2 and term loan E was 0.50% with respect to the base rate borrowings and 1.5% with respect to Eurocurrency borrowings. The commitment fee on the undrawn amounts under the revolving credit facility was 0.35%. The commitment fee on the revolving credit facility and the applicable margin on the senior credit facilities are subject to a leverage-based grid. Variable rate debt exposes us to the risk of rising interest rates. As interest rates increase, our debt service obligation on variable rate debt increases, even though principal amounts borrowed remain unchanged.

Our senior notes and senior subordinated notes, which mature in 2013, bear interest, payable semi-annually on February 15 and August 15, at fixed rates ranging from 9 3/8% to 11 3/4%.

Debt Restrictions.  The senior secured credit facilities, senior notes and senior subordinated notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of our subsidiaries to incur additional indebtedness or issue preferred stock, repay other indebtedness (including, in the case of the senior secured credit facilities, the senior notes and senior subordinated notes), pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness (including, in the case of the senior secured credit facilities, the senior notes, senior subordinated notes and the receivables facility) and change the business conducted by us and our subsidiaries. In addition, the senior secured credit facilities contain financial covenants relating to a maximum total leverage and a minimum interest coverage ratio, and require certain prepayments from excess cash flows, as defined, and in connection with certain asset sales and the incurrence of debt not permitted under the senior secured credit facilities.

The senior secured credit facilities and the indentures governing the notes generally restrict the payment of dividends or other distributions by TRW Automotive Inc., subject to specified exceptions. The exceptions include, among others, the making of payments or distributions in respect of expenses required for us and our wholly-owned subsidiary, TRW Automotive Intermediate Holdings Corp., to maintain our corporate existence, general corporate overhead expenses, tax liabilities and legal and accounting fees. Since we are a holding company without any independent operations, we do not have significant cash obligations, and are able to meet our limited cash obligations under the exceptions to our debt covenants.

Interest Rate Swap Agreements.  In November 2005, the Company entered into a series of interest rate swap agreements with a total notional value of $250 million to hedge the variability of interest payments associated with its variable-rate term debt. Since interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualified for cash flow hedge accounting treatment. The swap agreements were expected to settle in January 2008. In October and November 2006, the Company unwound the interest rate swap agreements with a total notional value of $250 million and received approximately $1 million, including accrued interest. As of December 31, 2006, the Company had approximately $1 million remaining in other comprehensive earnings related to these interest rate swaps.

In January 2004, the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. Since these interest rate swaps hedge the designated debt balance and qualify for fair value hedge accounting, changes in the fair value of the swaps also result in a corresponding adjustment to the value of the debt. As of December 31, 2006, the Company recorded a $15 million obligation related to these interest rate swaps, resulting from an increase in forward rates, along with a reduction of debt.

Contractual Obligations and Commitments

The following table reflects our significant contractual obligations as of December 31, 2006:

	Less Than	One to Three	Three to Five	More Than
	One Year	Years	Years	Five Years	Total
	(Dollars in millions)

Short-term borrowings	$69	$—	$—	$—	$69
Long-term debt obligations	93	343	356	2,129	2,921
Capital lease obligations	8	9	7	18	42
Operating lease obligations	68	105	87	102	362

Total	$238	$457	$450	$2,249	$3,394

In addition to the obligations discussed above, we sponsor defined benefit pension plans that cover most of our U.S. employees and certain non-U.S. employees. Our funding practice provides that annual contributions to the pension plans will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. We expect to contribute approximately $73 million to our U.S. pension plans and approximately $47 million to our non-U.S. pension plans in 2007.

We also sponsor other post-retirement benefit (“OPEB”) plans that cover the majority of our U.S. and certain non-U.S. employees and provide for benefits to eligible employees and dependents upon retirement. We are subject to increased OPEB cash costs due to, among other factors, rising health care costs. We fund our OPEB obligations on a pay-as-you-go basis. We expect to contribute approximately $53 million on a pay-as-you-go basis in 2007.

We also have liabilities recorded for various environmental matters. As of December 31, 2006, we had reserves for environmental matters of $57 million. Of this amount, we expect to pay approximately $2 million in 2007.

Under the master purchase agreement relating to the Acquisition, we are required to indemnify Northrop for certain tax losses or liabilities pertaining to pre-Acquisition periods. This indemnification obligation is capped at $67 million. Payments of approximately $62 million were made through 2006. Our remaining obligation under this indemnity is expected to be paid in 2007.

In addition to the contractual obligations and commitments noted above, we have contingent obligations in the form of severance and bonus payments for our executive officers. Additionally, we have no unconditional purchase obligations other than those related to inventory, services, tooling and property, plant and equipment in the ordinary course of business.

Other Commitments.  Escalating pricing pressure from customers is characteristic of the automotive parts industry. Virtually all OEMs have policies of seeking price reductions each year. We have taken steps to reduce costs and resist price reductions; however, price reductions have impacted our sales and profit margins. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a material adverse effect on our results of operations.

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

We have entered into a receivables facility, which, as amended, extends to December 2009 and as of December 31, 2006 provided up to $250 million in funding from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors. On January 19, 2007, we reduced the committed amount of the facility to $209 million and amended certain terms of the receivables facility to increase the availability of funding under the facility. The reductions to the committed amount of the facility lower future fees on the unused portion.

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

Generally, multi-seller commercial paper conduits supported by committed liquidity facilities are available to provide cash funding for the borrowers’ purchase of receivables through secured loans/tranches to the extent desired and permitted under the receivables loan agreement. The borrower issues a note to the transferor for the difference between the purchase price for the receivables purchased and cash borrowed through the facility. The sellers of the receivables act as servicing agents per the servicing agreement and continue to service the transferred receivables for which they receive a monthly servicing fee at a rate of 1% per annum of the average daily outstanding balance of receivables. The usage fee under the facility is 0.85% of outstanding borrowings. In addition, we are required to pay a fee of 0.40% on the unused portion of the receivables facility. Both the usage fee and the fee on the unused portion of the facility are subject to a leveraged based grid. These rates are per annum and payments of these fees are made to the lenders on the monthly settlement date.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). We had no outstanding borrowings under this facility as of December 31, 2006.

This facility can be treated as a general financing agreement or as an off-balance sheet financing arrangement. Whether the funding and related receivables are shown as liabilities and assets, respectively, on our consolidated balance sheet, or, conversely, are removed from the consolidated balance sheet depends on the fair value of the multi-seller conduits’ loans to the borrower. When such level is at least 10% of the fair value of all of the borrower’s assets (consisting principally of receivables sold by the sellers), the securitization transactions are accounted for as a sale of the receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and are removed from the consolidated balance sheet. The proceeds received are included in cash flows from operating activities in the statements of cash flows. Costs associated with the receivables facility are recorded as accounts receivable securitization costs in our consolidated statement of earnings. The book value of our retained interest in the receivables approximates fair market value due to the current nature of the receivables.

However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the borrower’s assets, we are required to consolidate the borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as accounts receivable securitization costs. As there were no borrowings outstanding under the receivables facility on December 31, 2006, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the borrower’s assets and, therefore, the financial position and results of operations of the borrower were included in our consolidated financial statements as of December 31, 2006.

Other Receivables Facilities

In addition to the receivables facilities described above as amended, certain of our European subsidiaries entered into receivables financing arrangements. We have three receivable financing arrangements with availabilities of up to €80 million, €75 million and £25 million, respectively. Each of these arrangements is available for a term of one year and each involves a separate wholly-owned special purpose vehicle which purchases trade receivables from its domestic affiliates and sells those trade receivables to a domestic bank. These financing arrangements provide short-term financing to meet our liquidity needs. There were no borrowings under any of these arrangements as of December 31, 2006.

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

A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of December 31, 2006, we had reserves for environmental matters of $57 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of the indemnification provided for in the Master Purchase Agreement under which Northrop has agreed to indemnify us for 50% of any environmental liabilities associated with the operation or ownership of TRW Inc.’s automotive business existing at or prior to the Acquisition, subject to certain exceptions.

We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, results of operations or competitive position. Our capital expenditures for environmental control facilities during 2007 and 2008 are not expected to be material to us. We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on our financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

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

Outlook

We expect full year 2007 sales to be in the range of $13.4 billion to $13.8 billion, which reflects a first quarter sales estimate of approximately $3.5 billion. Net earnings per diluted share are expected to be in the range of $1.85 to $2.15. For 2007, we expect pre-tax restructuring expenses of approximately $40 million, of which $10 million is expected to be incurred during the first quarter, and an effective tax rate of approximately 42%.

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

Foreign Currency Exchange Rate Risk.  We are authorized to utilize various derivative financial instruments to manage foreign currency exchange rate risks. Currently, forward contracts are utilized to protect our cash flow from adverse movements in exchange rates. These derivative instruments are only used to hedge transactional exposures. Risks associated with translation exposures are not hedged. Transactional currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of December 31, 2006, approximately 15% of our total debt was in foreign currencies as compared to 20% as of December 31, 2005.

Interest Rate Risk.  We are subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt. In order to manage interest costs, we utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (LIBOR). As of December 31, 2006, approximately 55% of our total debt was at variable interest rates (or 71% when considering the effect of interest rate swaps), as compared to 53% (or 60% when considering the effect of interest rate swaps) as of December 31, 2005.

Sensitivity Analysis.  We utilize a sensitivity analysis model to calculate the fair value, cash flows or income statement impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of December 31, 2006 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed. The results of the sensitivity model calculations follow:

	Assuming a 10%	Assuming a 10%	Favorable
	Increase	Decrease	(Unfavorable)
	In Rates	In Rates	Change in
	(Dollars in millions)

Market Risk
Foreign Currency Rate Sensitivity:
Forwards *
— Long US $	$(57)	$67	Fair value
— Short US $	$14	$(16)	Fair value
Debt **
— Foreign currency denominated	$(44)	$44	Fair value
Interest Rate Sensitivity:
Debt
— Fixed rate	$10	$(10)	Fair value
— Variable rate	$(11)	$11	Cash flow
Swaps
— Pay variable/receive fixed	$(13)	$8	Fair value

*	Change in fair value of forward contracts hedging the identified underlying positions assuming a 10% change in the value of the U.S. Dollar vs. foreign currencies.

**	Change in fair value of foreign currency denominated debt assuming a 10% change in the value of the foreign currency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Years Ended December 31,
	2006	2005	2004
	(In millions, except per share amounts)

Sales	$13,144	$12,643	$12,011
Cost of sales	11,943	11,444	10,839

Gross profit	1,201	1,199	1,172
Administrative and selling expenses	527	490	513
Amortization of intangible assets	35	33	33
Restructuring charges and asset impairments	30	109	38
Other (income) expense — net	(27)	14	8

Operating income	636	553	580
Interest expense — net	247	228	250
Loss on retirement of debt	57	7	167
Accounts receivable securitization costs	3	3	2
Equity in earnings of affiliates, net of tax	(26)	(20)	(15)
Minority interest, net of tax	13	7	12

Earnings before income taxes	342	328	164
Income tax expense	166	124	135

Net earnings	$176	$204	$29

Basic earnings per share:
Earnings per share	$1.76	$2.06	$0.30

Weighted average shares	100.0	99.1	97.8

Diluted earnings per share:
Earnings per share	$1.71	$1.99	$0.29

Weighted average shares	103.1	102.3	100.5

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Balance Sheets

	As of December 31,
	2006	2005
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$578	$659
Marketable securities	11	17
Accounts receivable — net	2,049	1,948
Inventories	768	702
Prepaid expenses	60	73
Deferred income taxes	210	200

Total current assets	3,676	3,599
Property, plant and equipment — net	2,714	2,538
Goodwill	2,275	2,293
Intangible assets — net	738	769
Pension asset	979	222
Deferred income taxes	91	100
Other assets	660	709

Total assets	$11,133	$10,230

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$69	$98
Current portion of long-term debt	101	37
Trade accounts payable	1,977	1,865
Accrued compensation	271	280
Income taxes	259	271
Other current liabilities	998	1,039

Total current liabilities	3,675	3,590
Long-term debt	2,862	3,101
Post-retirement benefits other than pensions	645	917
Pension benefits	722	795
Deferred income taxes	428	230
Long-term liabilities	295	283

Total liabilities	8,627	8,916
Minority interests	109	106
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,125	1,142
Retained earnings	308	132
Accumulated other comprehensive earnings (losses)	963	(67)

Total stockholders’ equity	2,397	1,208

Total liabilities, minority interests, and stockholders’ equity	$11,133	$10,230

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Operating Activities
Net earnings	$176	$204	$29
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	517	509	497
Pension and other post-retirement benefits, net of contributions	(193)	(157)	(73)
Net (gain) loss on sale of assets	(7)	2	(6)
Amortization of deferred financing fees	8	12	9
Loss on retirement of debt	57	7	167
Asset impairment charges	13	29	1
Deferred income taxes	23	(28)	39
Share-based compensation expense	16	8	—
Other — net	(8)	17	60
Changes in assets and liabilities, net of effects of businesses acquired or divested:
Accounts receivable, net	58	(191)	(76)
Inventories	(6)	(21)	(51)
Trade accounts payable	(41)	27	137
Prepaid expense and other assets	75	(1)	(11)
Other liabilities	(39)	85	65

Net cash provided by operating activities	649	502	787
Investing Activities
Capital expenditures, including other intangible assets	(529)	(503)	(493)
Acquisitions, net of cash acquired	(13)	(134)	(5)
Purchase price adjustments	(13)	2	40
Proceeds from sale/leaseback transactions	54	—	83
Net proceeds from asset sales and divestitures	43	4	6
Investment in affiliates	(1)	(8)	—
Other — net	—	—	(1)

Net cash used in investing activities	(459)	(639)	(370)
Financing Activities
Change in short-term debt	(40)	9	18
Proceeds from issuance of long-term debt	37	1,635	1,593
Redemption of long-term debt	(304)	(1,603)	(1,867)
Repurchase of Seller Note	—	—	(534)
Debt issue costs	—	(6)	(15)
Issuance of capital stock (net of fees)	153	143	635
Repurchase of capital stock	(209)	(143)	(319)
Proceeds from exercise of stock options	23	3	—

Net cash provided by (used in) financing activities	(340)	38	(489)
Effect of exchange rate changes on cash	69	(32)	34

Decrease in cash and cash equivalents	(81)	(131)	(38)
Cash and cash equivalents at beginning of period	659	790	828

Cash and cash equivalents at end of period	$578	$659	$790

Supplemental Cash Flow Information:
Interest paid — net of amount capitalized	$261	$215	$223
Income tax paid — net	$155	$98	$84

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

	Capital Stock
		Par Value
		of Capital	Retained	Accumulated
		Stock and	Earnings	Other
		Paid in	(Accumulated	Comprehensive
	Shares	Capital	Deficit)	Earnings (Losses)	Total
		(Dollars in millions, except share information)

Balance as of December 31, 2003	86,845,300	$869	$(101)	$(40)	$728
Comprehensive income (loss):
Net earnings	—	—	29	—	29
Foreign exchange gains	—	—	—	114	114
Minimum pension liability adjustments, net of deferred tax of $7 million	—	—	—	(13)	(13)
Deferred cash flows hedges, net of tax of $(2) million	—	—	—	(16)	(16)

Total comprehensive earnings					114
Issuance of capital stock — net of fees	24,137,931	635	—	—	635
Repurchase of common stock	(12,068,965)	(319)	—	—	(319)
Sale of common stock under stock option plans	45,750	—	—	—	—
Issuance of restricted stock	15,381	—	—	—	—
Purchase of treasury stock	(4,668)	—	—	—	—
Return of capital (see Note 19)	—	(53)	—	—	(53)

Balance as of December 31, 2004	98,970,729	$1,132	$(72)	$45	$1,105
Comprehensive income (loss):
Net earnings	—	—	204	—	204
Foreign exchange losses	—	—	—	(106)	(106)
Minimum pension liability adjustments, net of deferred tax of $22 million	—	—	—	(43)	(43)
Deferred cash flows hedges, net of tax of $(3) million	—	—	—	37	37

Total comprehensive earnings					92
Issuance of capital stock — net of fees	7,256,500	143	—	—	143
Repurchase of common stock	(7,256,500)	(143)	—	—	(143)
Share-based compensation expense	—	8	—	—	8
Sale of common stock under stock option plans	270,130	3	—	—	3
Issuance of common stock upon vesting of restricted stock units	4,400	—	—	—	—

Balance as of December 31, 2005	99,245,259	$1,143	$132	$(67)	$1,208
Comprehensive income (loss):
Net earnings	—	—	176	—	176
Foreign exchange gains	—	—	—	211	211
Minimum pension liability adjustments prior to the adoption of SFAS No. 158, net of deferred tax of $(10) million	—	—	—	22	22
Deferred cash flows hedges, net of tax of $4 million	—	—	—	(8)	(8)

Total comprehensive earnings					401
Adjustment recognized upon adoption of SFAS No. 158, net of tax of $(194) million (see Note 2)	—	—	—	805	805
Issuance of capital stock — net of fees	6,743,500	153	—	—	153
Repurchase of common stock	(9,743,500)	(209)	—	—	(209)
Share-based compensation expense	—	16	—	—	16
Sale of common stock under stock option plans	1,838,061	23	—	—	23
Issuance of common stock upon vesting of restricted stock units	120,729	—	—	—	—

Balance as of December 31, 2006	98,204,049	$1,126	$308	$963	$2,397

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements

1.	Description of Business and Change in Ownership

Description of Business

TRW Automotive Holdings Corp. (also referred to herein as the “Company”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and related aftermarkets. The Company conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and crash sensors. The Company is primarily a “Tier 1” supplier (a supplier which sells to OEMs). In 2006, approximately 86% of the Company’s end-customer sales were to major OEMs.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include wholly owned and majority-owned subsidiaries. Investments in 20% to 50% owned affiliates are accounted for under the equity method and presented in other assets in the consolidated balance sheets. Equity in earnings from these investments are presented separately in the consolidated statements of earnings, net of tax. Intercompany accounts are eliminated.

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current year presentation.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and reported amounts of revenues and expenses in the consolidated statements of earnings. Considerable judgment is often involved in making these determinations; the use of different assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those estimates.

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

Revenue Recognition.  Sales are recognized in accordance with GAAP, including the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that sales be recognized when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collection of related billings is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title and risk of loss under standard commercial terms (typically F.O.B. shipping point). In those limited instances where other terms are negotiated and agreed, revenue is recorded when title and risk of loss are transferred to the customer.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Earnings per Share.  Basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Weighted average shares outstanding used in calculating earnings per share were:

	Years Ended December 31,
	2006	2005	2004

Weighted average shares outstanding	100.0	99.1	97.8
Effect of dilutive securities	3.1	3.2	2.7

Diluted shares outstanding	103.1	102.3	100.5

Cash and Cash Equivalents.  Cash and cash equivalents include all highly liquid investments purchased with maturity dates of three months or less.

Accounts Receivable.  Receivables are stated at amounts estimated by management to be the net realizable value. An allowance for doubtful accounts is recorded when it is probable amounts will not be collected based on specific identification of customer circumstances or age of the receivable. The allowance for doubtful accounts was $44 million and $40 million as of December 31, 2006 and 2005, respectively. Accounts receivable are written off when it becomes apparent such amounts will not be collected. Collateral is not typically required, nor is interest charged on accounts receivable balances.

Accounts Receivable Securitization.  The accounts receivable securitization facility (the “Receivables Facility” which is further described in Note 10) can be treated as a general financing agreement or as an off-balance sheet financing arrangement. Whether the funding and related receivables are shown as liabilities and assets, respectively, on the Company’s consolidated balance sheet, or conversely, are removed from the consolidated balance sheet, depends on the level of the multi-seller conduits’ loans to the Borrower (as defined in Note 10). When such level is at least 10% of the fair value of all the Borrower’s assets (consisting principally of receivables sold by the sellers), the securitization transactions are accounted for as a sale of the receivables under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and are removed from the balance sheet. Costs associated with the off-balance sheet Receivables Facility are recorded as accounts receivable securitization costs in the Company’s consolidated statements of earnings. The book value of the Company’s retained interest in the receivables approximates fair market value due to the current nature of the receivables. However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the Borrower’s assets, the Company is required to consolidate the Borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on the Company’s consolidated balance sheet and the costs associated with the receivables facility being recorded as accounts receivable securitization costs in the consolidated statements of earnings.

Inventories.  Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method. Cost includes the cost of materials, direct labor and the applicable share of manufacturing overhead.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Property, Plant and Equipment.  Property, plant and equipment are stated at cost. Generally, estimated useful lives are as follows:

Estimated
Useful Lives

Buildings	30 to 40 years
Machinery and equipment	5 to 10 years
Computers and capitalized software	3 to 5 years

Depreciation is computed over the assets’ estimated useful lives, using straight-line method for the majority of depreciable assets. Amortization expense for assets held under capital leases is included in depreciation expense.

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

Indefinite-lived intangible assets are tested for impairment by comparing the fair value to the carrying value. If the carrying value exceeds the fair value, the asset is adjusted to fair value. Other definite-lived intangible assets are amortized over their estimated useful lives.

Asset Impairment Losses.  Asset impairment losses are recorded on long-lived assets and definite-lived intangible assets when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are adjusted to their fair values. Fair value is determined using appraisals or discounted cash flow calculations.

Environmental Costs.  Costs related to environmental assessments and remediation efforts at current operating facilities, previously owned or operated facilities, and U.S. Environmental Protection Agency Superfund or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in other current liabilities and long-term liabilities in the consolidated balance sheets.

Debt Issuance Costs.  The costs related to the issuance of long-term debt are deferred and amortized into interest expense over the life of each debt issue. Deferred amounts associated with debt extinguished prior to maturity are expensed.

Warranties.  Product warranty liabilities are recorded based upon management estimates including such factors as the written agreement with the customer, the length of the warranty period, the historical performance of

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

the product and likely changes in performance of newer products and the mix and volume of products sold. Product warranty liabilities are reviewed on a regular basis and adjusted to reflect actual experience.

The following table presents the movement in the product warranty liability for the years ended December 31, 2006 and December 31, 2005:

		Current
		Period
		Accruals,		Effects of
		Net of	Used for	Foreign
	Beginning	Changes In	Purposes	Currency	Ending
	Balance	Estimates	Intended	Translation	Balance
	(Dollars in millions)

Year Ended December 31, 2006	$101	$60	$(42)	$14	$133
Year Ended December 31, 2005	110	42	(39)	(12)	101

Recall.  The Company or its customers may decide to recall a product through a formal campaign soliciting the return of specific products due to a known or suspected safety or performance concern. Recall costs typically include the cost of the product being replaced, customer cost of the recall and labor to remove and replace the defective part. Recall costs are recorded based on management estimates developed in conjunction with independent third-party actuaries engaged by the Company to establish loss projections based on historical claims data. Based on this actuarial estimation methodology, the Company accrues for expected but unannounced recalls when revenues are recognized upon the shipment of product. In addition, the Company accrues for announced recalls based on management’s best estimate of the Company’s obligation under the recall action when such obligation is probable and estimable.

Research and Development.  Research and development programs include research and development for commercial products. Costs for such programs are expensed as incurred. Any reimbursements received from customers are netted against such expenses. Research and development expenses were $168 million, $170 million, and $151 million for the years ended December 31, 2006, 2005 and 2004, respectively. Such amounts, which were previously reported separately, are currently included in cost of sales in the Company’s consolidated statements of earnings.

Shipping and Handling.  Shipping costs include payments to third-party shippers to move products to customers. Handling costs include costs from the point the products were removed from finished goods inventory to when provided to the shipper. Shipping and handling costs are expensed as incurred as cost of sales.

Income Taxes.  Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized to reduce the deferred tax assets to the amount management believes is more likely than not to be realized.

Financial Instruments.  The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, in accounting for financial instruments. Under SFAS No. 133, the gain or loss on derivative instruments that have been designated and qualify as hedges of the exposure to changes in the fair value of an asset or a liability, as well as the offsetting gain or loss on the hedged item, are recognized in net earnings during the period of the change in fair values. For derivative instruments that have been designated and qualify as hedges of the exposure to variability in expected future cash flows, the gain or loss on the derivative is initially

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

reported as a component of other comprehensive earnings and reclassified to the consolidated statement of earnings when the hedged transaction affects net earnings. Any gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in net earnings during the period of change. Derivatives not designated as hedges are adjusted to fair value through net earnings.

Share-based Compensation.  The Company voluntarily adopted the fair value provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) on July 2, 2005, the first day of its third fiscal quarter of 2005. Subsequent to adoption of SFAS No. 123(R), the Company recognizes compensation expense related to stock options and restricted stock units using the straight-line method over the applicable service period.

Prior to adoption of SFAS No. 123(R), stock options granted under employee compensation plans were accounted for using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. Pursuant to APB No. 25, no stock-based employee compensation expense was reflected in net earnings if the stock options granted had exercise prices greater than or equal to the market value of the underlying common stock of the Company (“Common Stock”) on the date of grant.

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

During the year ended December 31, 2005, the Company recognized $4 million of share-based compensation expense for stock options as a result of adopting the fair value provisions of SFAS No. 123(R). See Note 18.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Accumulated Other Comprehensive Earnings (Losses).  As of December 31, 2006 and 2005, the components of accumulated other comprehensive earnings (losses), net of related tax, are as follows:

	As of December 31,
	2006	2005
	(Dollars in millions)

Foreign currency translation earnings (losses), net	$185	$(26)
Minimum pension liability, net of tax	—	(56)
Amount recognized following the adoption of SFAS No. 158, net of tax (see Notes 13 and 14)	771	—
Unrealized net gains (losses) on cash flow hedges	7	15

Accumulated other comprehensive earnings (losses)	$963	$(67)

The remaining additional minimum pension liability of $34 million, net of tax, was eliminated upon adoption of the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”).

Recent Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 158, which requires employers to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company has adopted the recognition provisions of SFAS No. 158 as of December 31, 2006, resulting in the recognition of the Company’s overfunded and underfunded defined benefit pension and other postretirement plans as assets and liabilities, respectively, with corresponding offsets, net of tax, to accumulated other comprehensive earnings. Such adoption had no impact on the Company’s results of operations or cash flows.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table reflects the incremental impact of adopting the recognition provisions of SFAS No. 158 on the consolidated balance sheet as of December 31, 2006. See Notes 13 and 14.

	As of December 31, 2006
	Prior to	Effect of	As Reported at
	Adopting	Adopting	December 31,
	SFAS No. 158	SFAS No. 158	2006
	(Dollars in millions)

Intangible asset	$11	$(11)	$—
Pension asset	293	686	979
Deferred income tax assets	110	(19)	91

Total assets	$10,477	$656	$11,133

Other current liabilities	$1,098	$(100)	$998

Total current liabilities	3,775	(100)	3,675
Post-retirement benefits other than pensions	839	(194)	645
Pension benefits	752	(30)	722
Deferred income tax liabilities	253	175	428

Total liabilities	8,776	(149)	8,627
Accumulated other comprehensive earnings	158	805	963

Total stockholders’ equity	1,592	805	2,397

Total liabilities, minority interests, and stockholders’ equity	$10,477	$656	$11,133

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the staff’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 had no impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance regarding subsequent de-recognition of a tax position, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

the application of FIN 48, such changes will be accounted for as an adjustment to retained earnings. The Company is in the process of documenting and quantifying the financial impact of FIN 48 but has not yet completed its analysis of the potential impact of FIN 48 on the Company’s financial position, results of operations, or cash flows. The Company will finalize its analysis prior to filing its financial results for the first quarter of 2007.

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

3.	Business Combinations and Divestiture

On October 27, 2005, the Company completed the acquisition of a 68.4% interest in Dalphi Metal Espana, S.A. (“Dalphimetal”), a European-based manufacturer of airbags and steering wheels. The purchase price of the Company’s interest in Dalphimetal consisted of approximately €117 million, subject to post-closing adjustment, plus the assumption of debt of approximately €75 million. During 2006, the Company paid approximately €8 million as final settlement of the purchase price. The Company funded the purchase price with a combination of cash on hand and existing credit facilities. The Company acquired its interest in Dalphimetal to further broaden its customer, geographic and product diversification. Dalphimetal has been consolidated into the Company’s results of operations following the closing of the acquisition. See Notes 5 and 8. During 2006, the Company increased its interest in Dalphimetal to 78.4%.

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

4.	Asset Sales

During the fourth quarter of 2006, the Company completed a sale-leaseback transaction involving certain land and buildings in Washington Township, Michigan, which are used for management and engineering activities related to North American operations of the Occupational Safety Systems segment. The Company received cash proceeds on sale of approximately $38 million, which resulted in a gain on sale of approximately $29 million. This gain on sale has been deferred and will be recognized in proportion to the gross rental charged to expense over the 15-year initial term of the operating lease.

During 2006, the Company completed various other sale-leaseback transactions involving certain land and buildings used primarily for management and engineering activities. The Company received aggregate cash proceeds on sales of approximately $16 million, which resulted in net gains on sale of approximately $7 million.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

These net gains on sale have been deferred and will be recognized on a straight-line basis over the respective initial terms of the operating leases.

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

5.	Restructuring Charges and Asset Impairments

Restructuring charges and asset impairments include the following:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Severance and other charges	$37	$85	$37
Curtailment gains — net	(20)	(5)	—
Asset impairments related to restructuring activities	7	14	1

Total restructuring charges	24	94	38
Other asset impairments	6	15	—

Total restructuring charges and asset impairments	$30	$109	$38

Restructuring Charges

Restructuring charges by segment are as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Chassis Systems	$10	$33	$25
Occupant Safety Systems	7	42	8
Automotive Components	7	19	5

Total restructuring charges	$24	$94	$38

Severance and Other Charges

Severance and other charges by segment are as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Chassis Systems	$26	$27	$25
Occupant Safety Systems	6	39	7
Automotive Components	5	19	5

Total severance and other charges	$37	$85	$37

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Chassis Systems.  For the year ended December 31, 2006, the Company incurred approximately $26 million charges primarily related to severance and retention at various production facilities in its Chassis Systems segment.

For the year ended December 31, 2005, the Company incurred charges of approximately $6 million related to severance, retention and outplacement services at the Company’s Brighton, Michigan facility which was closed in 2005, and approximately $21 million of charges related to severance and headcount reductions at various other production facilities in its Chassis Systems segment.

Occupant Safety Systems.  The Company incurred approximately $6 million during the year ended December 31, 2006 for charges related to severance, retention and outplacement services at the Company’s Cookeville, Tennessee facility.

The Company incurred approximately $31 million during the year ended December 31, 2005 for charges related to severance, retention and outplacement services at the Company’s Burgos, Spain facility which was closed during the third quarter of 2005, and approximately $8 million of charges related to headcount reductions at various other facilities in its Occupant Safety Systems segment.

Automotive Components.  For the year ended December 31, 2006, the Company incurred approximately $5 million of charges related to lease termination costs, severance and headcount reductions at certain production facilities in its Automotive Components segment.

For the year ended December 31, 2005, the Company incurred approximately $8 million of charges related to severance, retention and outplacement services at the Company’s Wednesbury, U.K. facility which was closed in 2006, and approximately $11 million of charges related to headcount reductions at various European production and engineering facilities in its Automotive Components segment.

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges:

		Current	Purchase	Used for	Effects of
	Beginning	Period	Price	Purposes	Foreign Currency	Ending
	Balance	Accruals	Allocation	Intended	Translation	Balance
			(Dollars in millions)

Year ended December 31, 2006	$69	$37	$7	$(51)	$4	$66
Year ended December 31, 2005	49	85	18	(74)	(9)	69

In conjunction with the 2005 acquisition of Dalphimetal, the Company recorded adjustments to restructuring reserves of approximately $7 million and $18 million during the years ended December 31, 2006 and 2005, respectively, for severance and other costs related to the planned closure of certain facilities. These restructuring reserves were recorded as adjustments to the purchase price allocation in accordance with the provisions of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Of the $66 million restructuring reserve accrued as of December 31, 2006, approximately $57 million is expected to be paid in 2007. The balance is expected to be paid in 2007 through 2011 and is comprised primarily of involuntary employee termination arrangements outside the United States.

Curtailments

Chassis Systems.  Included in restructuring charges for the year ended December 31, 2006 in the Company’s Chassis Systems segment are curtailment gains of approximately $20 million, related to the reduction of pension and retiree medical benefit obligations for certain employees at closed facilities.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

For the year ended December 31, 2005, the Company recorded a net curtailment gain of approximately $3 million in its Chassis Systems segment consisting of a $9 million reduction of retiree medical obligations for certain hourly employees at a facility that closed in the third quarter of 2005, offset by a $6 million pension curtailment loss related to certain hourly employees at a facility that closed in 2006.

Automotive Components.  The Company recorded a curtailment gain of $2 million in its Automotive Components segment for the year ended December 31, 2005, related to a reduction of retiree medical obligations to certain employees at a closed facility.

Such net curtailment gains have been recorded as adjustments to the pension and post-retirement benefit liabilities. See Notes 13 and 14.

Asset Impairments Related to Restructuring Activities

Chassis Systems.  For the years ended December 31, 2006 and 2005, the Company recorded asset impairments related to restructuring activities of approximately $4 million and $9 million, respectively, in its Chassis Systems segment to write down certain machinery and equipment, buildings and leasehold improvements to fair value based on estimated future cash flows.

Occupant Safety Systems.  For the year ended December 31, 2006, the Company recorded net asset impairments related to restructuring activities of approximately $1 million in its Occupant Safety Systems segment to write down certain buildings to fair value based on current real estate market conditions.

For the year ended December 31, 2005, the Company recorded asset impairments related to restructuring activities of $3 million in its Occupant Safety Systems segment primarily related to the Company’s Burgos, Spain manufacturing facility, which was closed in 2005, to write down certain property, plant and equipment to fair value based on estimated future cash flows.

Automotive Components.  For each of the years ended December 31, 2006 and 2005, the Company recorded asset impairment charges related to restructuring activities of $2 million in its Automotive Components segment to write down certain building and leasehold improvements to fair value based on estimated future cash flows.

Other Asset Impairments

Chassis Systems.  For the year ended December 31, 2006, the Company recorded other asset impairments of approximately $4 million in its Chassis Systems segment to write down certain machinery and equipment to fair value based on estimated future cash flows.

Occupant Safety Systems.  For the years ended December 31, 2006 and 2005, the Company recorded other asset impairments of approximately $2 million and $3 million, respectively, in its Occupant Safety Systems segment to write down certain property, plant and equipment to fair value based on estimated future cash flows.

Automotive Components.  For the year ended December 31, 2005, the Company recorded other asset impairments of approximately $12 million in its Automotive Components segment to write down certain property, plant and equipment to fair value based on estimated future cash flows.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

6.	Inventories

The major classes of inventory are as follows:

	As of December 31,
	2006	2005
	(Dollars in millions)

Finished products and work in process	$395	$374
Raw materials and supplies	373	328

Total inventories	$768	$702

7.	Property, Plant and Equipment

The major classes of property, plant and equipment are as follows:

	As of December 31,
	2006	2005
	(Dollars in millions)

Property, plant and equipment:
Land and improvements	$227	$228
Buildings	673	652
Machinery and equipment	3,406	2,816
Capitalized software	52	40

	4,358	3,736
Accumulated depreciation and amortization:
Land improvements	(23)	(21)
Buildings	(164)	(135)
Machinery and equipment	(1,421)	(1,014)
Capitalized software	(36)	(28)

	(1,644)	(1,198)

Total property, plant and equipment — net	$2,714	$2,538

Depreciation expense was $482 million, $476 million, and $464 million for the years ended December 31, 2006, 2005 and 2004, respectively.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

8.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components
	Segment	Segment	Segment	Total
		(Dollars in millions)

Balance as of December 31, 2004	$946	$910	$501	$2,357
Purchase price adjustments — pre-acquisition	(54)	(52)	(29)	(135)
Acquisitions	—	71	1	72
Effects of foreign currency translation	—	(1)	—	(1)

Balance as of December 31, 2005	$892	$928	$473	$2,293
Purchase price adjustments — pre-acquisition	(26)	(8)	(13)	(47)
Purchase price adjustments — Dalphimetal	—	20	—	20
Effects of foreign currency translation	—	9	—	9

Balance as of December 31, 2006	$866	$949	$460	$2,275

Acquisition of the Company.  During 2006 and 2005, the Company reduced goodwill by $47 million and $135 million, respectively, primarily related to certain income tax matters for periods prior to the February 2003 acquisition of the Company.

Dalphimetal Acquisition.  The Company completed its acquisition of a 68.4% interest in Dalphimetal on October 27, 2005. In conjunction with this acquisition, the Company initially recorded $71 million of goodwill in 2005, which in accordance with SFAS No. 141, was subject to adjustment while the Company finalized its purchase price allocation. During the year ended December 31, 2006, the Company adjusted goodwill in its Occupant Safety Systems segment by approximately $20 million related to final purchase price adjustments.

Intangible assets

The following table reflects intangible assets and related amortization:

	As of December 31, 2006			As of December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
			(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$492	$(89)	$403	$488	$(64)	$424
Developed technology	81	(39)	42	80	(28)	52
Non-compete agreements	1	—	1	1	—	1

Total	574	$(128)	446	569	$(92)	477

Indefinite-lived intangible assets:
Trademarks	292		292	292		292

Total	$866		$738	$861		$769

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The weighted average amortization periods for intangible assets subject to amortization are as follows:

Weighted Average
Amortization
Period

Customer relationships	20 years
Developed technology	8 years
Non-compete agreements	5 years

Aggregate amortization expense for the years ended December 31, 2006, December 31, 2005, and December 31, 2004, was $35 million, $33 million, and $33 million, respectively. The Company expects that ongoing amortization expense will approximate the following over the next five years:

Years Ended December 31,	(Dollars in millions)

2007	$36
2008	35
2009	35
2010	35
2011	26

9.	Other (Income) Expense — Net

The following table provides details of other (income) expense — net:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Provision for bad debts	$9	$17	$12
Net (gains) losses on sales of assets	(7)	2	(6)
Foreign currency exchange losses	6	23	17
Royalty and grant income	(24)	(18)	(13)
Miscellaneous other income	(11)	(10)	(2)

Other (income) expense — net	$(27)	$14	$8

10.	Accounts Receivable Securitization

The United States receivables facility, as amended (the “Receivables Facility”), extends until December 2009 and, as of December 31, 2006, provided up to $250 million in funding from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors. On January 19, 2007, the Company reduced the committed amount of the Receivables Facility to $209 million and amended certain terms to increase the availability of funding under the facility.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

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

Availability of funding under the Receivables Facility depends primarily upon the outstanding trade accounts receivable balance, and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Due to decreased availability under the facility as a result of certain customer credit rating downgrades below investment grade, the Company reduced the committed amount of the facility from $400 million to $250 million on January 24, 2006. As of December 31, 2006, based on the terms of this facility and the criteria described above, approximately $191 million of the Company’s total reported accounts receivable balance was considered eligible for borrowings under this facility, of which approximately $104 million would have been available for funding.

The Company had no outstanding borrowings under this facility as of December 31, 2006 or December 31, 2005. As such, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of the Borrower’s assets and, therefore, the financial statements of the Borrower were included in our consolidated financial statements as of December 31, 2006 and December 31, 2005.

In addition to the Receivables Facility described above, certain of the Company’s European subsidiaries have entered into receivables financing arrangements. The Company has up to €75 million available until January 2008 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. Additionally, the Company has a receivables financing arrangement of up to £25 million available until November 2007 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its United Kingdom affiliates and sells those trade receivables to a United Kingdom bank. In May 2006, the Company terminated a factoring arrangement in France which had up to €78 million available until November 2006 in which customers sent bills of exchange directly to the bank. In July 2006, the Company replaced that factoring arrangement with a new arrangement which provides for availability of up to €80 million until July 2007. This new arrangement involves a wholly-owned special purpose vehicle, which purchases trade receivables from its French affiliates and sells those trade receivables to a French bank. All European arrangements are renewable for one year at the end of their respective terms, if not terminated. As of December 31, 2006, approximately €140 million and £11 million was available for funding under the Company’s European accounts receivable facilities. There were no outstanding borrowings under any of these facilities as of December 31, 2006 or December 31, 2005.

The Company does not own any variable interests in the multi-seller conduits, as that term is defined in FASB Interpretation 46(R) “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51.”

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

11.	Financial Instruments

The following table presents financial instruments of the Company:

	As of December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(Dollars in millions)

Cash and cash equivalents	$578	$578	$659	$659
Marketable securities	11	11	17	17
Short-term debt	69	69	98	98
Floating rate long-term debt	1,612	1,612	1,603	1,603
Fixed rate long-term debt	1,351	1,447	1,535	1,694
Foreign currency forward contracts — asset	15	15	19	19
Interest rate swaps — liability	(15)	(15)	(15)	(15)

The fair value of long-term debt was determined from quoted market prices for publicly-traded debt and was estimated using a discounted cash flow analysis based on the Company’s then-current borrowing rates for similar types of borrowing arrangements for long-term debt without a quoted market price. The fair value of foreign currency forward contracts was estimated using a discounted cash flow analysis based on quoted market prices of offsetting contracts. Depending upon their respective settlement dates, derivative financial instruments are recorded in the Company’s balance sheet in either prepaid expenses or other assets for instruments in an asset position, and in either other current liabilities or long-term liabilities for instruments in a liability position.

Foreign currency forward contracts.  The Company manufactures and sells its products in countries throughout the world. As a result, it is exposed to fluctuations in foreign currency exchange rates. The Company enters into forward contracts to hedge portions of its foreign currency denominated forecasted revenues, purchases and the subsequent cash flows after maximizing natural offsets within the consolidated group. The critical terms of the hedges are the same as the underlying forecasted transactions, and the hedges are considered to be effective to offset the changes in fair value of cash flows from the hedged transactions. Gains or losses on these instruments, which mature at various dates through December 2008, are generally recorded in other comprehensive earnings (losses) until the underlying transaction is recognized in net earnings. The earnings impact is reported either in sales, cost of sales, or other expense (income) — net, to match the underlying transaction. Approximately $7 million of gains, net of tax, included in accumulated other comprehensive earnings are expected to be reclassified into earnings in 2007.

In addition, the Company enters into certain foreign currency forward contracts that are not treated as hedges under SFAS No. 133 to hedge recognized foreign currency transactions. Gains and losses on these contracts are recorded in net earnings and are substantially offset by the effect of the revaluation of the underlying foreign currency denominated transaction.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table represents the movement of amounts reported in accumulated other comprehensive earnings (losses) from deferred cash flow hedges, net of tax, for the years ended December 31, 2006 and December 31, 2005.

	Years Ended December 31,
	2006	2005
	(Dollars in millions)

Balance at beginning of period	$15	$(22)
Net change in derivative fair value and other movements during the year	20	54
Net amounts reclassified to statement of earnings during the year	(28)	(17)

Balance at end of period	$7	$15

The gains and losses reclassified into earnings include the discontinuance of cash flow hedges which were immaterial in 2006 and 2005.

12.	Income Taxes

Income tax expense for each of the periods presented is determined in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).

	Year Ended December 31,
	2006	2005	2004

The components of earnings (losses) before income taxes are as follows:
U.S.	$(17)	$81	$(87)
Non-U.S.	359	247	251

	$342	$328	$164

Significant components of the provision for income taxes are as follows:
Current
U.S. Federal	$—	$—	$—
Non U.S.	142	151	95
U.S. state and local	1	1	1

	143	152	96
Deferred
U.S. federal	—	3	—
Non-U.S.	23	(31)	39
U.S. state and local	—	—	—

	23	(28)	39

	$166	$124	$135

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2006	2005	2004

The reconciliation of income taxes calculated at the U.S. Federal statutory income tax rate of 35% to income tax expense is:
Income taxes at U.S. statutory rate	$120	$115	$57
U.S. state and local income taxes net of U.S. federal tax benefit	1	1	1
Difference in income tax on foreign earnings, losses and remittances	15	19	27
Tax holidays and incentives	(13)	(29)	(22)
Valuation allowance	74	(5)	51
Foreign interest expense	(32)	20	20
Nondeductible expenses	5	3	3
Other	(4)	—	(2)

	$166	$124	$135

Deferred tax assets and (liabilities) result from differences in the bases of assets and liabilities for tax and financial statement purposes. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of the deferred tax assets and liabilities follows:

	December 31,
	2006	2005
	(Dollars in millions)

Deferred tax assets:
Pensions and post-retirement benefits other than pensions	$201	$546
Inventory	52	40
Reserves and accruals	252	263
Net operating loss and credit carry forwards	556	378
Fixed assets and intangibles	74	87
Other	117	40

Total deferred tax assets	1,252	1,354
Valuation allowance for deferred tax assets	(566)	(430)

Net deferred tax assets	686	924

Deferred tax liabilities:
Pensions and post-retirement benefits other than pensions	(394)	(66)
Fixed assets and intangibles	(331)	(369)
Undistributed earnings of foreign subsidiaries	(36)	(258)
Other	(52)	(161)

Total deferred tax liabilities	(813)	(854)

Net deferred taxes	$(127)	$70

As of December 31, 2006 and 2005, the Company had deferred tax assets from domestic and foreign net operating loss and tax credit carryforwards of approximately $556 million and $378 million, respectively. Approximately $233 million of these deferred tax assets relate to net operating loss carryforwards or tax credits that can be carried forward indefinitely with the remainder expiring between 2007 and 2026.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

In connection with the acquisition on February 28, 2003, as well as subsequent acquisitions, the Company recorded certain deferred tax assets as a part of purchase accounting. A valuation allowance is recorded on approximately $253 million of these purchased deferred tax assets. To the extent such benefits are subsequently recognized, such benefits will be recorded as a reduction of goodwill recorded in connection with the acquisitions.

SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance, if based on available evidence, it is more likely than not that some portion or all of the recorded tax assets will not be realized in the future periods. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include: net operating loss carryback availability, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Management believes it is more likely than not that the U.S. net deferred tax asset may not be realized in the future. Accordingly, the Company recorded a full valuation allowance against the U.S. net deferred tax asset. In addition, the Company evaluated the potential realization of deferred tax assets for foreign locations on a jurisdiction-by-jurisdiction basis. Where management believes it is more likely than not that the foreign deferred tax asset may not be realized in the future, the Company recorded a valuation allowance against the foreign net deferred tax asset.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or whenever events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other positive and negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary. As a result of its reviews, the Company recorded a valuation allowance against the net deferred tax assets attributable to its Canadian operations resulting in a net tax charge of approximately $49 million during the year ended December 31, 2006. Based on cumulative losses in recent years in the Company’s Canadian operations and recent adverse developments directly impacting the Company’s Canadian operations, in particular announced production cuts by major customers, as well as a general deterioration of industry conditions in the North American market and all other available evidence, the Company concluded that it was no longer more likely than not that it would realize its Canadian net deferred tax assets. As such, the Company recorded a full valuation allowance against these net deferred tax assets as a charge to income tax expense.

Also during the year ended December 31, 2006, tax expense decreased as a result of a $35 million benefit realized on the reversal of certain tax reserves previously established related to the tax deductibility of interest in one of the Company’s German subsidiaries on certain related party debt. During October 2006, the German Tax Authorities published a final Letter Memorandum commenting on the application of Section 8a (6) Corporate Income Tax Act, which governs the disallowance of interest expense incurred on certain related party debt. The Letter Memorandum provides sufficient clarification and guidance to allow the recognition of the tax benefit associated with the related party interest expense in the Company’s German subsidiary. As such, the Company has recorded a tax benefit during the year ended December 31, 2006 to reverse tax reserves related to this item that were recorded in 2004 and 2005 and has recorded a tax benefit associated with the current year interest expense.

In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance regarding subsequent de-recognition of a tax position, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48, such changes will be accounted for as an adjustment to retained earnings. The Company is in the process of documenting and quantifying the financial impact of FIN 48 but has not yet completed its analysis of the potential impact of FIN 48 on the Company’s financial position, results of operations, or cash flows. The Company will finalize its analysis prior to filing its financial results for the first quarter of 2007.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The Company has provided deferred income taxes for the estimated U.S. federal income tax, foreign income tax, and applicable withholding tax effects of earnings of subsidiaries expected to be distributed to the Company. Deferred income taxes have not been provided on approximately $1.6 billion of undistributed earnings of certain foreign subsidiaries as such amounts are considered to be permanently reinvested. It is not practical to estimate the additional income tax and applicable withholding tax that would be payable on the remittance of such undistributed earnings.

13.	Pension Plans

Substantially all employees of the Company and its subsidiaries participate in the Company’s defined benefit plans or retirement/termination indemnity plans. The financial statements reflect the pension assets and liabilities related to the active and retired Company-designated employees in the Company’s plans based upon a measurement date of October 31.

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended December 31, 2006 and December 31, 2005 and a statement of the funded status as of December 31, 2006 and 2005, based on the measurement dates of October 31, 2006 and 2005, respectively.

	2006			2005
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Total accumulated benefit obligation	$1,139	$5,600	$710	$1,145	$4,663	$673

Change in benefit obligations:
Benefit obligations at beginning of period	$1,228	$4,853	$734	$1,202	$5,016	$664
Service cost	24	43	24	29	34	20
Interest cost	65	255	34	67	252	33
Amendments	(69)	—	—	—	—	10
Actuarial (gains) losses	(27)	256	(28)	14	381	96
Foreign currency exchange rate changes	—	688	51	—	(567)	(51)
Curtailment/settlement (gains) losses	—	—	(5)	6	—	2
Business combination	—	—	—	—	—	1
Plan participant contributions	—	5	—	—	6	—
Benefits paid	(74)	(284)	(42)	(90)	(269)	(41)

Benefit obligations at the measurement date	1,147	5,816	768	1,228	4,853	734

Change in plan assets:
Fair value of plan assets at beginning of period	798	5,355	218	728	5,361	194
Actual return on plan assets, less plan expense	115	914	27	67	871	20
Foreign currency exchange rate changes	—	777	—	—	(615)	4
Company contributions	105	1	48	93	1	41
Plan participant contributions	—	5	—	—	6	—
Plan settlements	—	—	(3)	—	—	—
Benefits paid	(74)	(284)	(42)	(90)	(269)	(41)

Fair value of plan assets at the measurement date	944	6,768	248	798	5,355	218

Funded status of the plan	(203)	952	(520)	(430)	502	(516)
Company contributions and benefit payments made between measurement date and disclosure date	—	—	8	—	—	10
Unrecognized actuarial (gain) loss	—	—	—	(32)	(284)	115
Unrecognized prior service (benefit) cost	—	—	—	(4)	—	11

Total recognized	$(203)	$952	$(512)	$(466)	$218	$(380)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table provides the amounts recognized in the consolidated balance sheet as of December 31, 2006 after the adoption of the recognition provisions of SFAS No. 158:

	2006
			Rest of
	U.S.	U.K.	World
	(Dollars in millions)

Non-current assets	$27	$952	$—
Current liabilities	—	—	(20)
Non-current liabilities	(230)	—	(492)

Net amount recognized	$(203)	$952	$(512)

The following table provides the amounts recognized in the consolidated balance sheet as of December 31, 2005:

	2005
			Rest of
	U.S.	U.K.	World
	(Dollars in millions)

Prepaid benefit cost	$4	$218	$—
Accrued benefit liability	(474)	—	(470)
Intangible asset and other	—	—	9
Accumulated other comprehensive loss	4	—	81

Net amount recognized	$(466)	$218	$(380)

The pre-tax amounts recognized in accumulated other comprehensive earnings (losses) after the adoption of the recognition provisions of SFAS No. 158 consist of:

	2006
			Rest of
	U.S.	U.K.	World
	(Dollars in millions)

Prior service benefit (cost)	$72	$—	$(11)
Net actuarial gain (loss)	106	663	(78)

Accumulated other comprehensive earnings (losses)	$178	$663	$(89)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Information for pension plans with an accumulated benefits obligation in excess of plan assets is as follows:

	2006		2005
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Projected benefits obligation	$995	$768	$1,176	$732
Accumulated benefits obligation	989	710	1,094	672
Fair value of assets	765	248	736	215

The following table provides the components of net pension cost (income) and other amounts recognized in other comprehensive income for the Company’s defined benefit pension plans and defined contribution plans for the year ended December 31, 2006, and the components of net pension cost (income) for the Company’s plans for years ended December 31, 2005 and December 31, 2004:

	2006			2005			2004
			Rest			Rest			Rest
			of			of			of
	U.S.	U.K.	World	U.S.	U.K.	World	U.S.	U.K.	World
				(Dollars in millions)

Net Pension Cost (Income)
Defined benefit plans:
Service cost	$24	$43	$24	$29	$34	$20	$31	$39	$19
Interest cost on projected benefit obligations	65	255	34	67	252	33	68	245	32
Expected return on plan assets	(66)	(335)	(14)	(58)	(340)	(13)	(51)	(341)	(12)
Net amortization	(2)	—	4	(1)	—	2	—	1	2

Defined benefit plans	21	(37)	48	37	(54)	42	48	(56)	41
Defined contribution plans	11	—	11	11	—	12	13	—	12

Net pension cost (income)	$32	$(37)	$59	$48	$(54)	$54	$61	$(56)	$53

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Other comprehensive loss (income)	$(4)	$—	$(28)
Accumulated other comprehensive (earnings) losses before tax to reflect the adoption of SFAS No. 158	(178)	(663)	36

Total recognized in other comprehensive (income) loss	(182)	(663)	8

Total recognized net pension (income) cost and other comprehensive (income) loss	$(150)	$(700)	$67

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The estimated amounts that will be amortized from accumulated other comprehensive earnings over the next fiscal year are as follows:

	Year Ending December 31, 2007
			Rest of
	U.S.	U.K.	World
	(Dollars in millions)

Prior service benefit (cost)	$9	$—	$(1)
Net gain (loss)	2	—	(2)

Total	$11	$—	$(3)

Plan Assumptions.  The weighted-average assumptions used to calculate the benefit obligations as of the end of the year, and the net periodic benefit cost for the following year were:

	2006			2005
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

Discount rate	5.75%	5.00%	4.72%	5.50%	5.00%	4.51%
Expected long-term return on plan assets	8.50%	6.75%	6.70%	8.50%	6.75%	6.67%
Rate of increase in compensation levels	4.00%	3.75%	3.09%	4.00%	3.75%	3.09%

The weighted-average assumptions used to determine net periodic benefit cost were:

	Years Ended December 31,
	2006			2005			2004
			Rest			Rest			Rest
			of			of			of
	U.S.	U.K.	World	U.S.	U.K.	World	U.S.	U.K.	World

Discount rate	5.50%	5.00%	4.51%	5.75%	5.50%	5.34%	6.25%	5.50%	5.61%
Expected long-term return on plan assets	8.50%	6.75%	6.67%	8.50%	7.50%	7.13%	8.50%	7.75%	7.22%
Rate of increase in compensation levels	4.00%	3.75%	3.09%	4.00%	3.75%	2.98%	4.00%	3.75%	3.14%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

Plan Assets.  The U.S. and U.K. plan assets represent approximately 97% of the total plan assets of defined benefit plans. All remaining assets are deemed immaterial. The Company’s U.S. and U.K. weighted-average asset allocations and corresponding targets as of the measurement date by asset category are as follows:

	Actual		Target
Asset Category	U.S.	U.K.	U.S.	U.K.

Equity	73%	64%	70%	60%
Fixed income	22%	27%	30%	31%
Real estate	—	7%	—	7%
Other	5%	2%	—	2%

Total	100%	100%	100%	100%

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

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

Contributions.  In 2007, the Company expects to contribute approximately $73 million to U.S. pension plans and approximately $47 million to non-U.S. pension plans.

Expected Future Pension Benefit Payments.  The following pension benefit payments, which reflect current obligations and expected future service, as appropriate, are expected to be paid:

			Rest of
	U.S.	U.K.	World
	(Dollars in millions)

2007	$76	$311	$38
2008	75	308	39
2009	77	310	40
2010	76	318	40
2011	75	331	42
2012 - 2016	401	1,708	238

Other Benefits.  The Company also sponsors qualified defined contribution pension plans covering employees at certain operations and an unfunded non-qualified defined contribution plan for a select group of highly compensated employees. These plans allow participants to defer compensation, and generally provide employer matching contributions.

Restructuring Curtailments.  In 2005, the Company recorded a curtailment loss of approximately $6 million related to certain hourly employees at a facility that closed in 2006. Such curtailments are reflected in restructuring charges in the accompanying consolidated statement of earnings. Benefit obligations correspondingly increased by approximately $6 million.

Pension Protection Act of 2006.  In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. Beginning in 2008, the Act replaces prevailing statutory minimum funding requirements, and will generally require contributions to the Company’s U.S. defined benefit pension plans in amounts necessary to fund the cost of currently-accruing benefits, and to fully-fund any unfunded accrued benefits over a period of seven years. Contributions required through 2008 are expected to be substantially unchanged, compared to those determined under prior law. The longer term impact of the Act on the Company’s contributions is not yet known, but an increase in contributions, compared to those determined under prior law, could result for a limited period of years starting in 2009, depending primarily on interest rate changes, plan investment performance, and the details of expected regulations, which could result in a material impact on the Company’s financial position, results of operations or cash flows.

14.	Post-Retirement Benefits Other Than Pensions (“OPEB”)

The Company provides health care and life insurance benefits for a majority of its retired employees in the United States and Canada, and for certain future retirees. The health care plans provide for the sharing of costs, in the form of retiree contributions, deductibles and coinsurance. Life insurance benefits are generally noncontributory. The Company’s policy is to fund the cost of post-retirement health care and life insurance benefits as those benefits become payable.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets during the years ended December 31, 2006 and December 31, 2005, and a statement of the funded status of the programs as of December 31, 2006 and 2005 at the measurement dates of October 31, 2006 and 2005, respectively:

	2006		2005
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Change in benefit obligations:
Benefits obligations at beginning of period	$646	$181	$738	$155
Service cost	4	2	5	2
Interest cost	33	9	40	9
Actuarial loss (gain)	25	(19)	(11)	21
Foreign currency exchange rate changes	—	4	—	3
Curtailments	(19)	—	(9)	—
Plan amendments	(33)	(29)	(55)	—
Settlements	(22)	(1)	(3)	—
Plan participant contributions	7	—	9	—
Benefits paid	(65)	(9)	(68)	(9)

Benefit obligations at the measurement date	576	138	646	181
Change in plan assets:
Fair value of plan assets at beginning of period	—	—	—	—
Company contributions	69	9	59	9
Plan participant contributions	7	—	9	—
Settlements	(11)	—	—	—
Benefits paid	(65)	(9)	(68)	(9)

Fair value of plan assets at measurement date	—	—	—	—

Funded status of the plan	(576)	(138)	(646)	(181)
Company contributions and benefit payments made between measurement date and disclosure date	9	2	15	2
Reduction in obligation recognized between measurement date and disclosure date for retiree buyouts	5	—	7	—
Unrecognized actuarial (gain) loss	—	—	(89)	45
Unrecognized prior service cost	—	—	(104)	(21)

Total accrued benefit cost recognized	$(562)	$(136)	$(817)	$(155)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table provides the amounts recognized in the consolidated balance sheet as of December 31, 2006 after the adoption of the recognition provisions of SFAS No. 158:

	2006
		Rest of
	U.S.	World
	(Dollars in millions)

Current liabilities	$(45)	$(8)
Long-term liabilities	(517)	(128)

Total recognized	$(562)	$(136)

The pre-tax amounts recognized in accumulated other comprehensive earnings consist of:

	2006
		Rest of
	U.S.	World
	(Dollars in millions)

Prior service benefit	$129	$45
Net actuarial gain (loss)	44	(24)

Accumulated other comprehensive earnings	$173	$21

The following table provides the components of net post-retirement benefit cost and other amounts recognized in other comprehensive income for the plans for the year ended December 31, 2006, and the components of net post-retirement benefit cost for the plans for the years ended December 31, 2005 and 2004:

	2006		2005		2004
		Rest of		Rest of		Rest of
	U.S.	World	U.S.	World	U.S.	World

Post-Retirement cost:
Service cost	$4	$2	$5	$2	$7	$2
Interest cost	33	9	40	9	51	9
Settlements	(12)	(2)	(11)	—	—	(1)
Amortization	(15)	(2)	(9)	(1)	(1)	—

Net post-retirement benefit cost	$10	$7	$25	$10	$57	$10

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Accumulated other comprehensive earnings before tax to reflect the adoption of SFAS No. 158	$(173)	$(21)

Total recognized in net post- retirement benefit cost and other comprehensive income	$(163)	$(14)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The estimated amounts that will be amortized from accumulated other comprehensive earnings over the next fiscal year are as follows:

	Year Ending
	December 31, 2007
		Rest of
	U.S.	World
	(Dollars in millions)

Prior service benefit	$11	$5
Net actuarial gain (loss)	3	(1)

Total	$14	$4

Curtailments and Settlements.  The Company recorded curtailment gains during the years ended December 31, 2006 and 2005 of approximately $19 million and $11 million, respectively, related to termination of retiree medical benefits for certain hourly employees at facilities that have been closed. Such curtailments are reflected in restructuring charges in the accompanying consolidated statements of earnings.

During the years ended December 31, 2006 and 2005, the Company recorded settlement gains of approximately $14 million and $7 million, respectively, related to retiree buyouts. During the year ended December 31, 2005, the Company recorded a settlement gain of approximately $4 million as a result of discontinuing supplemental retiree medical coverage to certain salaried retirees of a former affiliate of the Company.

Plan Assumptions.  The weighted-average discount rate assumptions used to determine net post-retirement benefit cost were:

	2006		2005		2004
		Rest of		Rest of		Rest of
	U.S.	World	U.S.	World	U.S.	World

Discount rate	5.50%	5.25%	5.75%	6.00%	6.25%	6.25%

The discount rate and assumed health care cost trend rates used in the measurement of the benefit obligation as of the October 31 measurement dates were:

	2006		2005
		Rest of		Rest of
	U.S.	World	U.S.	World

Discount rate	5.75%	5.00%	5.50%	5.25%
Initial health care cost trend rate at end of year	9.00%	9.00%	10.00%	9.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2011	2015	2011	2014

A one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One-Percentage-Point
	Increase		Decrease
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Effect on total of service and interest cost components for the year ended December 31, 2006	$5	$2	$(4)	$(1)
Effect on post-retirement benefit obligations as of October 31, 2006	$58	$18	$(50)	$(13)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Contributions.  The Company funds its OPEB obligations on a pay-as-you-go basis. The Company expects to contribute approximately $53 million on a pay-as-you-go basis in 2007.

Expected Future Post-Retirement Benefit Payments.  The following post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Rest of
Years Ended December 31,	U.S.	World
	(Dollars in millions)

2007	$45	$8
2008	46	8
2009	47	8
2010	47	8
2011	48	9
2012 - 2016	217	43

15.	Debt

Total outstanding debt of the Company consisted of the following:

	As of December 31,
	2006	2005
	(Dollars in millions)

Short-term debt	$69	$98

Long-term debt:
Senior Notes	$982	$964
Senior Subordinated Notes	302	291
Term Loan facilities	1,582	1,593
Revolving credit facility	—	—
Lucas Industries Limited debentures due 2020	—	181
Capitalized leases	42	47
Other borrowings	55	62

Total long-term debt	2,963	3,138
Less current portion	101	37

Long-term debt, net of current portion	$2,862	$3,101

The weighted average interest rates on the Company’s debt as of December 31, 2006 and 2005 were 8.4% and 7.7%, respectively. The maturities of long-term debt outstanding as of December 31, 2006 were:

Years Ended December 31,	(Dollars in millions)

2007	$101
2008	197
2009	155
2010	346
2011	17
Thereafter	2,147

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

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

Credit Facilities

Senior Secured Credit Facilities.  On December 21, 2004, the Company entered into the Fourth Amended and Restated Credit Agreement dated as of December 17, 2004 with the lenders party thereto. The amended and restated credit agreement provides for $1.9 billion in senior secured credit facilities, consisting of (i) a 5-year $900 million revolving credit facility, (ii) a 5-year $400 million term loan A facility and (iii) a 7.5-year $600 million term loan B facility. The initial draw under these facilities occurred on January 10, 2005 (the “Funding Date”). Proceeds from the facilities were used to refinance the credit facilities existing as of December 31, 2004 (with the exception of the term loan E issued with the original principal amount of $300 million in November 2004, under the then-existing credit agreement), and pay fees and expenses related to the refinancing. In conjunction with the December 21, 2004 refinancing, the Company capitalized $5 million in deferred debt issuance costs in 2004, and capitalized an additional $4 million in January 2005. Further, in December 2004, the Company recorded a loss on retirement of debt of $7 million related to the write-off of debt issuance costs associated with the old revolving facility and certain of the old syndicated term loans. Additionally in 2004, the Company recognized accelerated amortization expense of $3 million on debt issuance costs related to certain of the syndicated term loans not extinguished until the Funding Date. Such amortization is reflected in interest expense on the consolidated statement of earnings. In 2005, the Company recognized accelerated amortization expense of $3 million on the remaining debt issuance costs related to those certain syndicated term loans not extinguished until the Funding Date.

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

Borrowings under the credit facilities described above (the “Senior Secured Credit Facilities”) bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the administrative agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR or a eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 31, 2006, the applicable margin for the

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

term loan A and the revolving credit facility was 0.375% with respect to base rate borrowings and 1.375% with respect to eurocurrency borrowings, and the applicable margin for the term loan B, term loan B-2, and the term loan E was 0.50% with respect to base rate borrowings and 1.50% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the revolving credit facility was 0.35%. The commitment fee on the revolving credit facility and the applicable margin on the Senior Secured Credit Facilities are subject to a leverage-based grid. As of December 31, 2006, approximately $830 million was available under the revolving credit facility after giving effect to $70 million in outstanding letters of credit and guarantees which reduced the amount available.

The term loan A will amortize in equal quarterly amounts, totaling $60 million in 2007, $160 million in 2008, and $135 million in 2009 with one final installment of $45 million on January 10, 2010, the maturity date. The term loan B in the original amount of $600 million will amortize in equal quarterly installments in an amount equal to 1% per annum during the first seven years and three months of its term and in one final installment on June 30, 2012, the maturity date. The term loan B-2 in the original amount of $300 million will amortize in equal quarterly installments in an amount equal to 1% per annum during the first six years and three months of its term and in one final installment on its maturity date, June 30, 2012. The Term loan E in the original amount of $300 million matures on October 31, 2010, and will amortize in equal quarterly installments in an amount equal to 1% per annum during the first five years and nine months of its term and one final installment on the maturity date.

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

November 2004 Refinancing.  On November 2, 2004, the Company amended and restated its then-existing credit agreement to provide for a new $300 million tranche E term loan, the proceeds of which were used along with cash on-hand to purchase the Seller Note (as defined below) from Northrop. The term loan E matures on October 31, 2010 and will amortize in equal quarterly installments in an amount equal to one percent per annum during the first five years and nine months of its term and in one final installment on the maturity date. The term loan E is guaranteed and secured on the same basis as the other Senior Secured Facilities, as described above.

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

Debt Covenants

The Senior Notes, Senior Subordinated Notes and the Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of TRW Automotive Inc. and its subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Senior Notes and Senior Subordinated Notes), pay certain dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing TRW Automotive Inc.’s indebtedness, including the Senior Notes and Senior Subordinated Notes and the Receivables Facility, and change the business conducted by TRW Automotive Inc. and its subsidiaries. In addition, the Senior Secured Credit Facilities contain financial covenants relating to: a maximum total leverage ratio and a minimum interest coverage ratio and require certain prepayments from excess cash flows, as defined and in connection with certain asset sales and the incurrence of debt not permitted under the Senior Secured Credit Facilities. As of December 31, 2006, TRW Automotive Inc. was in compliance with all of its financial covenants.

Seller Note

On October 10, 2004, the Company entered into a note purchase and settlement agreement with Northrop, TRW Automotive Intermediate Holdings Corp. and an affiliate of Blackstone for purchase of the seller note, a note payable issued in conjunction with the acquisition of the Company (the “Seller Note”). The Note Purchase and Settlement Agreement provided for, among other things, Intermediate to make a net cash payment of approximately $494 million to Northrop in respect of the purchase of the Seller Note. The cash payment of approximately $494 million for the Seller Note was net of a credit of approximately $40 million ascribed to the Released Claims (as defined in Note 19). The proceeds of the term E loan described above, together with cash on hand, were used by Intermediate to purchase the Seller Note pursuant to the Note Purchase and Settlement Agreement on November 12, 2004.

As of the November 12, 2004 repurchase date, the Seller Note had a book value, including accrued interest, of $422 million, and a face value, including accrued interest, of $685 million. The Company recorded a fourth quarter pre-tax charge of $112 million for loss on retirement of debt resulting primarily from the difference between the purchase price ascribed to the Seller Note and the book value of the Seller Note on the Company’s consolidated balance sheet at the time the transaction was completed. This loss was U.S. based and therefore carries no current financial statement tax benefit due to the Company’s tax loss position in this jurisdiction.

See Note 19 for further discussion of the settlement agreement reached with Northrop.

Other Borrowings

On February 2, 2006, the Company repurchased its subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020 for £137 million, or approximately $243 million. This repurchase resulted in a loss on retirement of debt of £32 million, or approximately $57 million, which was recognized in the year ended December 31, 2006. The Company funded the repurchase from cash on hand.

In November 2005, the Company entered into a series of interest rate swap agreements with a total notional value of $250 million to hedge the variability of interest payments associated with its variable-rate term debt. Since interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualified for cash flow hedge accounting treatment. The swap agreements were expected to settle in January 2008. In October and November 2006, the Company unwound the interest rate swap agreements with a total notional value of $250 million and received approximately $1 million, including accrued interest. As of December 31, 2006, the Company had approximately $1 million remaining in other comprehensive earnings related to these interest rate swaps.

In January 2004, the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in February 2013, the maturity date of the corresponding debt instrument. Since these interest rate swaps hedge the designated debt balance and qualify for fair value hedge accounting, changes in the fair value of the swaps also result in a corresponding adjustment to the value of the debt. As of December 31, 2006, the Company

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

recorded an obligation of $15 million related to these interest rate swaps resulting from an increase in forward rates, along with a corresponding reduction in debt.

The Company has borrowings under uncommitted credit agreements in many of the countries in which it operates. These borrowings are primarily in the local currency of the country or region where the Company’s operations are located. The borrowings are from various domestic and international banks at quoted market interest rates.

16.	Lease Commitments

The Company leases certain offices, manufacturing and research buildings, machinery, automobiles and computer and other equipment. Such leases, some of which are noncancelable and in many cases include renewals, are set to expire at various dates. The Company pays most maintenance, insurance and tax expenses relating to leased assets. Rental expense for operating leases was $90 million for the year ended December 31, 2006, $90 million for the year ended December 31, 2005, and $88 million for the year ended December 31, 2004.

As of December 31, 2006, the future minimum lease payments for noncancelable capital and operating leases with initial or remaining terms in excess of one year were as follows:

	Capital	Operating
Years Ended December 31,	Leases	Leases
	(Dollars in millions)

2007	$9	$68
2008	7	56
2009	5	49
2010	4	45
2011	4	42
Thereafter	21	102

Total minimum payments required	$50	$362

Less amounts representing interest	8

Present value of net minimum capital lease payments	42
Less current installments	8

Obligations under capital leases, excluding current installments	$34

17.	Capital Stock

Capital Stock of the Company.  The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the “Common Stock”), of which 98,204,049 shares are issued and outstanding as of December 31, 2006, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations under the Company’s stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

From time to time, capital stock is issued in conjunction with the exercise of stock options and the vesting of restricted stock units issued as part of the Company’s stock incentive plan. See Note 18.

Repurchase of Northrop Shares.  On November 10, 2006, the Company repurchased from an affiliate of Northrop Grumman Corporation (“Northrop”) 9,743,500 shares of Common Stock for approximately $209 million in cash. These shares were immediately retired following the repurchase. On March 8, 2005, the Company entered into two stock purchase agreements with Northrop and an affiliate of Northrop pursuant to which Northrop and its

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

affiliate agreed to sell to the Company an aggregate of 7,256,500 shares of Common Stock for an aggregate consideration of approximately $143 million in cash. The closing of this sale occurred on March 11, 2005. These shares were immediately retired following the repurchase by the Company. As a result of the repurchases, Northrop and its affiliate hold no shares of Common Stock.

Issuance and Registration of Shares.  On November 7, 2006, the Company entered into an underwriting agreement with Lehman Brothers relating to a public offering of 6,743,500 newly issued shares of Common Stock pursuant to the Company’s universal shelf registration statement filed with the Securities and Exchange Commission (“SEC”) on November 6, 2006. The Company received approximately $153 million of net proceeds from this offering, which were used to fund a portion of the November 10, 2006 share purchase from an affiliate of Northrop referenced above. The remainder of the share purchase was initially funded from cash on hand.

On March 8, 2005, the Company entered into Stock Purchase and Registration Rights Agreements with T. Rowe Price Group, Inc., as investment adviser to certain mutual funds and institutional accounts, and with certain investment advisory clients of Wellington Management Company, llp. Pursuant to the agreements, on March 11, 2005, the Company sold a total of 7,256,500 newly issued shares of Common Stock for an aggregate consideration of approximately $143 million. Pursuant to an effective registration statement on Form S-3, the purchasers of these shares are able to sell them into the market from time to time.

The proceeds from these share issuances initially were used to return cash and/or reduce liquidity line balances to the levels that existed immediately prior to the March 8, 2005 share purchases from an affiliate of Northrop referenced above took place. On May 3, 2005, a portion of the proceeds from these share issuances was then used to repurchase €48 million principal amount of the Company’s 10 1/8% Senior Notes.

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

As of December 31, 2006, the Company had approximately 4,865,000 shares of Common Stock available for issuance under the plan. Approximately 8,758,000 options and 800,000 nonvested restricted stock units were outstanding as of the same period.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The total compensation cost recognized for the Plan during the years ended December 31, 2006 and 2005 was $16 million and $8 million, respectively. In 2006, total share-based compensation included $6 million related to restricted stock units and $10 million related to stock options. In 2005, total share-based compensation included $4 million related to restricted stock units and $4 million related to stock option expense recognized as a result of adopting the fair value provisions of SFAS 123(R), as previously disclosed. No income tax benefit was recognized in the consolidated statement of earnings, nor was any compensation cost capitalized as part of inventory or fixed assets for the Plan.

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

Fair value was estimated at the date of grant using the Black-Scholes option pricing using the following weighted-average assumptions for 2006, 2005 and 2004:

	2006	2005	2004

Expected volatility	26.3%	28.0%	31.0%
Dividend Yield	0.00%	0.00%	0.00%
Expected option life	5.0 years	5.0 years	6.0 years
Risk-free rate	4.66%	3.70%	3.78%

A summary of stock option activity under the Plan as of December 31, 2006 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Thousands	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value
	(Dollars in millions)

Outstanding at January 1, 2006	10,022	$16.49
Granted	913	26.62
Exercised	(1,838)	13.17
Forfeited or expired	(339)	18.39

Outstanding at December 31, 2006	8,758	18.17	6.4	$67

Exercisable at December 31, 2006	3,767	17.93	6.3	$30

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 was $8.71, $6.32, and $7.10, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $24 million and $3 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2004 was de minimus.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

		Weighted-
	Thousands of	Average
	Restricted	Grant-Date
Nonvested Shares	Stock Units	Fair Value

Nonvested at January 1, 2006	561	$19.81
Granted	455	26.58
Vested	(188)	19.80
Forfeited	(28)	22.26

Nonvested at December 31, 2006	800	23.26

The total fair value of restricted stock units vested during the year ended December 31, 2006 was $5 million. The total fair value of restricted stock units vested during the years ended December 31, 2005 and 2004 was de minimis.

As of December 31, 2006, there was $28 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. Such cost is expected to be recognized over a weighted-average period of 1.7 years.

19.	Related Party Transactions

Blackstone.  In connection with the acquisition by affiliates of The Blackstone Group L.P. (“Blackstone”) of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop (the “Acquisition”), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services. Approximately $5 million is included in the consolidated statements of earnings for each of the years ended December 31, 2006, 2005 and 2004.

The Company used approximately $319 million of the net proceeds from the Company’s February 2004 initial public offering to repurchase 12,068,965 shares of the Company’s Common Stock held by Automotive Investors L.L.C., an affiliate of Blackstone, at a price per share equal to $26.46, which are the proceeds per share received by the Company less the underwriting discounts. See Note 17.

Core Trust Purchasing Group.  In the first quarter of 2006, the Company entered into a five-year participation agreement (“participation agreement”) with Core Trust Purchasing Group, formerly named Cornerstone Purchasing Group LLC (“CPG”) designating CPG as exclusive agent for the purchase of certain indirect products and services. CPG is a “group purchasing organization” which secures from vendors pricing terms for goods and services that are believed to be more favorable than participants could obtain for themselves on an individual basis. Under the participation agreement the Company must purchase 80% of the requirements of its participating locations for the specified products and services through CPG. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendor in respect of purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of purchases by the Company under the participation agreement to an affiliate of Blackstone. For the year ended December 31, 2006, the affiliate of Blackstone received no fees from CPG in respect of Company purchases.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Northrop.  Prior to the 2006 share repurchases as discussed below, Northrop was considered a related party to the Company. Under the Master Purchase Agreement relating to the Acquisition, the Company is required to indemnify Northrop for certain tax losses or liabilities pertaining to pre-Acquisition periods. This indemnification obligation is capped at $67 million. Payments of approximately $62 million were made through 2006. The Company’s remaining obligation under this indemnity is $5 million, which is expected to be paid during 2007.

As of December 31, 2006 and 2005, the Company has recorded certain receivables from Northrop related to tax, environmental and other indemnities in the Master Purchase Agreement between Northrop and an affiliate of Blackstone relating to the Acquisition. During the years ended December 31, 2006 and 2005, the Company received approximately $1 million and $9 million, respectively, from Northrop pursuant to such indemnifications.

On March 11, 2005, the Company purchased an aggregate of 7,256,500 shares of Common Stock for an aggregate consideration of approximately $143 million cash. On November 10, 2006, the Company purchased an additional 9,743,500 shares of Common Stock from an affiliate of Northrop for approximately $209 million. The shares from these purchases were immediately retired. See Note 17. As a result of these repurchases, Northrop and its affiliates hold no shares of Common Stock, and the stockholders agreement among Northrop, the Company and an affiliate of Blackstone was terminated.

On October 10, 2004, the Company entered into the Note Purchase and Settlement Agreement with Northrop, a subsidiary of Northrop, Intermediate and AI LLC, an affiliate of Blackstone. The Note Purchase and Settlement Agreement provided for (i) mutual releases by Northrop and the Company from certain potential indemnification claims under certain agreements entered into in connection with the Acquisition (the “Released Claims”) and (ii) Intermediate to make a net cash payment of approximately $494 million to Northrop in respect of the purchase of the Seller Note. The cash payment of approximately $494 million for the Seller Note was net of a credit of approximately $40 million ascribed to the Released Claims. On November 2, 2004, the Company amended and restated its existing credit agreement in order to add a six-year tranche E term loan, which was issued in the amount of $300 million and bears interest at variable interest rates. The proceeds from the new term loan, together with cash on hand, were used to purchase the Seller Note on November 12, 2004 pursuant to the Note Purchase and Settlement Agreement.

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

The Note Purchase and Settlement Agreement also clarified certain ongoing indemnification matters under the Master Purchase Agreement entered into in connection with the Acquisition, amends certain terms under the related

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

employee matters agreement to clarify the intent of the parties and settles certain matters relating to such agreement. The settlement of the matters relating to the employee matters agreement resulted in the reduction in short-term debt of $35 million as of the settlement date.

The Note Purchase and Settlement Agreement contained such other releases and terms as are customary for agreements of this kind.

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

As of December 31, 2006 and 2005, the Company had reserves for environmental matters of $57 million and $64 million, respectively. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position or results of operations. However, the Company cannot predict the effect on the Company’s financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

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

21.	Segment Information

The Company is a U.S.-based international business providing advanced technology products and services for the automotive markets. The Company reports in three segments: Chassis Systems, Occupant Safety Systems and Automotive Components. The reporting of the automotive business as these segments is consistent with the manner in which the Company is managed and by which resources are allocated by the chief operating decision maker.

The principal customers for the Company’s automotive products are the North and South American, European and Asian vehicle manufacturers.

Segment Information.  The Company designs, manufactures and sells a broad range of steering, suspension and braking products, seat belts, air bags, steering wheels, safety electronics, engine valves, engineered fastening body control systems and other components and systems for passenger cars, light trucks and commercial vehicles. A description of the products and services provided by each of the segments follows.

Chassis Systems — Active safety systems and other systems and components in the area of foundation brakes, ABS and other brake control (including electronic vehicle stability control), steering gears and systems, linkage and suspension and modules;

Occupant Safety Systems — Passive safety systems and components in the areas of air bags, seat belts, crash sensors and other safety and security electronics and steering wheels; and

Automotive Components — Engine valves, engineered fasteners and plastic components and body controls.

The accounting policies of the segments were the same as those described in Note 2 under “Summary of Significant Accounting Policies.” The Company evaluates operating performance based on segment earnings before taxes and segment assets.

The following income and expense items are not included in segment profit before taxes:

•	Corporate expense and other, which primarily represents costs associated with corporate staff and related expenses, including certain litigation and net employee benefits income (expense).

•	Financing cost, which represents debt-related interest, accounts receivable securitization costs and loss on retirement of debt.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table presents certain financial information by segment:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$7,096	$7,206	$6,950
Occupant Safety Systems	4,326	3,745	3,438
Automotive Components	1,722	1,692	1,623

Total sales	$13,144	$12,643	$12,011

Earnings before taxes:
Chassis Systems	$288	$273	$258
Occupant Safety Systems	420	296	327
Automotive Components	67	92	102

Segment earnings before taxes	775	661	687
Corporate expense and other	(126)	(95)	(104)
Financing costs	(250)	(231)	(252)
Loss on retirement of debt	(57)	(7)	(167)

Earnings before income taxes	$342	$328	$164

Capital expenditures:
Chassis Systems	$273	$275	$286
Occupant Safety Systems	167	146	132
Automotive Components	76	79	73
Corporate	13	3	2

	$529	$503	$493

Depreciation and amortization:
Chassis Systems	$269	$271	$255
Occupant Safety Systems	153	142	146
Automotive Components	91	93	92
Corporate	4	3	4

	$517	$509	$497

Intersegment sales:
Chassis Systems	$28	$10	$5
Occupant Safety Systems	103	88	29
Automotive Components	40	42	51

	$171	$140	$85

The Company accounts for intersegment sales or transfers at current market prices.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table presents certain balance sheet information by business segment:

	As of December 31,
	2006	2005
	(Dollars in millions)

Segment assets:
Chassis Systems	$4,020	$3,958
Occupant Safety Systems	3,258	2,775
Automotive Components	1,727	1,614

Segment assets	9,005	8,347
Corporate assets	1,827	1,583

Identifiable assets	10,832	9,930
Deferred tax assets	301	300

Total assets	$11,133	$10,230

Corporate assets principally consist of cash and cash equivalents and accounts receivable included within our accounts receivable securitization programs.

Geographic Information.  The following table presents certain information concerning principal geographic areas:

	United		United	Rest of
	States	Germany	Kingdom	World	Total
		(Dollars in millions)

Sales to external customers:
Year ended December 31, 2006	$3,629	$2,741	$804	$5,970	$13,144
Year ended December 31, 2005	3,954	2,739	849	5,101	12,643
Year ended December 31, 2004	3,798	2,546	925	4,742	12,011
Property, plant and equipment — net:
As of December 31, 2006	$625	$515	$214	$1,360	$2,714
As of December 31, 2005	679	475	194	1,190	2,538

Sales are attributable to geographic areas based on the location of the assets generating the sales. Inter-area sales are not significant to the total sales of any geographic area.

Customer Concentration.  Sales to the Company’s four largest end-customers (including sales within the vehicle manufacturer’s group) on a worldwide basis are as follows:

		Ford	Daimler	General	Aggregate
	Volkswagen	Motor	Chrysler	Motors	Percent of
	AG	Company	AG	Corporation	Total Sales
		(Dollars in millions)

Year ended December 31, 2006	$2,036	$1,923	$1,832	$1,455	55%
Year ended December 31, 2005	1,804	2,037	1,819	1,427	56%
Year ended December 31, 2004	1,710	2,071	1,838	1,332	58%

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

22.	Quarterly Financial Information (Unaudited)

	First Quarter
	Three Months Ended
	March 31,	April 1,	March 26,
	2006	2005	2004
	(Dollars in millions, except per share amounts)

Sales	$3,396	$3,225	$2,923
Gross profit	361	311	291
Restructuring charges and asset impairments	(8)	(8)	(5)
Loss on retirement of debt	(57)	—	(47)
Earnings before income taxes	110	96	43
Net earnings	47	50	2
Basic earnings per share	$0.47	$0.51	$0.02
Diluted earnings per share	$0.46	$0.50	$0.02

	Second Quarter
	Three Months Ended
	June 30,	July 1,	June 25,
	2006	2005	2004
	(Dollars in millions, except per share amounts)

Sales	$3,461	$3,365	$3,163
Gross profit	358	355	341
Restructuring charges and asset impairments	(11)	(15)	(8)
Loss on retirement of debt	—	(7)	(1)
Earnings before income taxes	144	136	141
Net earnings	91	85	76
Basic earnings per share	$0.91	$0.86	$0.77
Diluted earnings per share	$0.88	$0.83	$0.75

	Third Quarter
	Three Months Ended
	September 29,	September 30,	September 24,
	2006	2005	2004
	(Dollars in millions, except per share amounts)

Sales	$3,015	$2,917	$2,739
Gross profit	230	253	248
Restructuring charges and asset impairments	(3)	(35)	(5)
Earnings before income taxes	23	15	35
Net earnings	5	10	13
Basic and diluted earnings per share	$0.05	$0.10	$0.13

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

	Fourth Quarter
	Three Months Ended December 31,
	2006	2005	2004
	(Dollars in millions, except per share amounts)

Sales	$3,272	$3,136	$3,186
Gross profit	252	280	292
Restructuring charges and asset impairments	(8)	(51)	(20)
Loss on retirement of debt	—	—	(119)
Earnings (losses) before income taxes	65	81	(55)
Net earnings (losses)	33	59	(62)
Basic earnings (losses) per share	$0.33	$0.59	$(0.63)
Diluted earnings (losses) per share	$0.32	$0.57	$(0.63)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TRW Automotive Holdings Corp.
Livonia, Michigan

We have audited the accompanying consolidated balance sheets of TRW Automotive Holdings Corp. as of December 31, 2006 and 2005, and the related consolidated statements of earnings, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRW Automotive Holdings Corp. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, as of December 31, 2006 the Company adopted Financial Accounting Standards Board Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TRW Automotive Holdings Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Detroit, Michigan
February 20, 2007

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TRW Automotive Holdings Corp.
Livonia, Michigan

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that TRW Automotive Holdings Corp. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of earnings, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2006 and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Detroit, Michigan
February 20, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934) as of December 31, 2006, have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and submitted to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006. The assessment was based on criteria established in the framework entitled, Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Based on this assessment, using the criteria referenced above, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting subsequent to the date of their evaluation.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding executive officers, directors and the Company’s controlled company status under the rules of the New York Stock Exchange is incorporated by reference from the information under the captions “Executive Officers” and “The Board of Directors” in TRW’s definitive Proxy Statement for the 2007 Annual Meeting of the Stockholders (the “Proxy Statement”), which will be filed within 120 days after December 31, 2006. The information required by Item 10 regarding the audit committee, audit committee financial expert disclosure and our code of ethics is incorporated by reference from the information under the captions “Committees of the Board of Directors” in the Proxy Statement. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not, to the best of our knowledge, be contained in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information under the following captions in the Proxy Statement: “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Compensation of Executive Officers.”

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the information under the captions “Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 and certain information regarding auditor independence is incorporated by reference from the information under the caption “Independent Auditors Fees” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) 1. Financial Statements

2. Financial Statement Schedule —

SCHEDULE II

Valuation and Qualifying Accounts for
the years ended December 31, 2006, 2005 and 2004

			Charged
	Balance at	Charged to	(Credited)				Balance at
	Beginning	Costs and	to Other				End of
	of Period	Expenses	Accounts		Deductions		Period
	(Dollars in millions)

Year ended December 31, 2006
Allowance for doubtful accounts	$40	$9	$—		$(5	)(a)	$44
Deferred tax asset valuation allowance	430	74	62	(b)	—		566

Year ended December 31, 2005
Allowance for doubtful accounts	$39	$17	$—		$(16	)(a)	$40
Deferred tax asset valuation allowance	320	(5)	117	(b)(d)	(2	)(c)	430

Year ended December 31, 2004
Allowance for doubtful accounts	$45	$12	$—		$(18	)(a)	$39
Deferred tax asset valuation allowance	237	51	35	(b)(d)	(3	)(c)	320

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Accumulated other comprehensive losses for foreign currency translation relating to undistributed foreign earnings and reclassifications amongst deferred tax accounts.

(c)	Goodwill for utilization of net operating losses.

(d)	Realization of deferred tax liabilities recorded in purchase accounting.

The other schedules have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits (including those incorporated by reference)

Exhibit
Number	Exhibit Name

2.1	The Master Purchase Agreement, dated as of November 18, 2002 between BCP Acquisition Company L.L.C. and Northrop Grumman Corporation (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
2.2	Amendment No. 1, dated December 20, 2002, to the Master Purchase Agreement, dated as of November 18, 2002, among BCP Acquisition Company L.L.C., Northrop Grumman Corporation, TRW Inc. and TRW Automotive Inc. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
2.3	Amendment No. 2, dated February 28, 2003, to the Master Purchase Agreement, dated as of November 18, 2002, among BCP Acquisition Company L.L.C., Northrop Grumman Corporation, Northrop Grumman Space & Mission Systems Corp. and TRW Automotive Inc. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
2.4	Agreement for the Purchase and Sale of Shares By and Among TRW Automotive Inc, Automotive Holdings (Spain) SL and Ms. Nuria Castellón García, Mr. Luis Gras Tous, Ms. Maria Luisa Gras Castellón and Mr. José Ramón Sanz Pinedo, dated September 6, 2005 (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 1, 2005)
2.5	Schedule 8.1, Representations and Warranties of the Sellers, to the Agreement for the Purchase and Sale of Shares By and Among TRW Automotive Inc, Automotive Holdings (Spain) SL and Ms. Nuria Castellón García, Mr. Luis Gras Tous, Ms. Maria Luisa Gras Castellón and Mr. José Ramón Sanz Pinedo, dated September 6, 2005 (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 1, 2005)
3.1	Amended and Restated Certificate of Incorporation of TRW Automotive Holdings Corp. (Incorporated by reference to the Annual Report Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2003)
3.2	Third Amended and Restated By-Laws of TRW Automotive Holdings Corp. (Incorporated by reference to the Current Report Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 17, 2004)
4.1	Form of Certificate of Common Stock (Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 26, 2004)
4.2	Form of Rights Agreement dated January 23, 2004 between TRW Automotive Holdings Corp. and National City Bank as Rights Agent (Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 26, 2004)
TRW Automotive Holdings Corp., in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K has omitted filing instruments defining the rights of holders of long-term debt of TRW Automotive Holdings Corp. or any of its subsidiaries, which debt does not exceed 10% of the total assets of TRW Automotive Holdings Corp. and its subsidiaries on a consolidated basis, and agrees to furnish to the Securities and Exchange Commission copies of such instruments upon request.
10.1	Fourth Amended and Restated Credit Agreement dated as of December 17, 2004, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Foreign Subsidiary Borrowers party hereto, the Lenders party hereto from time to time, JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank) as Administrative Agent and as Collateral Agent for the Lenders, Bank of America, N.A. and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents, and Credit Suisse First Boston and The Bank of Nova Scotia, as Co-Documentation Agents (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)

Exhibit
Number	Exhibit Name

10.2	Amendment No. 1 dated as of March 15, 2005, to the Fourth Amended And Restated Credit Agreement dated as of December 17, 2004, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Foreign Subsidiary Borrowers party thereto, the Lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent for the Lenders, Bank Of America, N.A. and Goldman Sachs Credit Partners L.P., as co-syndication agents, and Credit Suisse First Boston and The Bank Of Nova Scotia, as co-documentation agents (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 5, 2005)
10.3	Incremental Facility Amendment dated as of November 18, 2005, among TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the incremental lenders and JPMorgan Chase Bank, N.A., as administrative agent, to the Fourth Amended and Restated Credit Agreement dated as of December 17, 2004 (as previously amended on March 15, 2005), among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., the U.S. Borrower, the foreign subsidiary borrowers party thereto, the lenders party thereto from time to time, the Administrative Agent, Bank of America, N.A. and Goldman Sachs Credit Partners L.P., each as co-syndication agent, and Credit Suisse First Boston and The Bank of Nova Scotia, each as co-documentation agent
10.4	U.S. Guarantee and Collateral Agreement, dated and effective as of February 28, 2003, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Acquisition Corp., each other subsidiary of TRW Automotive Holdings Corp. party thereto, TRW Automotive Finance (Luxembourg), S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.5	Finco Guarantee Agreement, dated as of February 28, 2003, between TRW Automotive Finance (Luxembourg), S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.6	First-Tier Subsidiary Pledge Agreement, dated and effective as of February 28, 2003, among TRW Automotive Acquisition Corp., each subsidiary of TRW Automotive Acquisition Corp. party thereto and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.7	Receivables Purchase Agreement, dated as of February 28, 2003, among Kelsey-Hayes Company, TRW Automotive U.S. LLC, TRW Vehicle Safety Systems Inc. and Lake Center Industries Transportation, Inc. as sellers, TRW Automotive U.S. LLC, as seller agent and TRW Automotive Receivables LLC, as buyer (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.8	Amendment No. 1, dated as of December 31, 2004 to Receivables Purchase Agreement, dated as of February 28, 2003, among Kelsey-Hayes Company, TRW Automotive U.S. LLC, TRW Vehicle Safety Systems Inc. and Lake Center Industries Transportation, Inc., as sellers, TRW Automotive U.S. LLC, as seller agent and TRW Automotive Receivables LLC, as buyer (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.9	Amended and Restated Transfer Agreement, dated as of December 31, 2004, between TRW Automotive Receivables LLC and TRW Automotive Global Receivables LLC (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.10	Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders from time to time parties hereto, the committed lenders from time to time parties hereto, JPMorgan Chase Bank, N.A., Credit Suisse First Boston, The Bank of Nova Scotia, Suntrust Capital Markets, Inc. and Dresdner Bank AG, New York Branch, as funding agents and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)

Exhibit
Number		Exhibit Name

10.11		Amendment No. 1 dated as of February 4, 2005 to the Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders, the funding agents and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.12		Amendment No. 2 dated as of May 2, 2005 to Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders, the funding agents and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 5, 2005)
10	.13*	Amendment No. 3 dated as of January 19, 2007 to Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, TRW Automotive U.S. LLC, as collection agent, the conduit lenders, the committed lenders, the funding agents and JPMorgan Chase Bank, N.A. as administrative agent
10.14		Amended and Restated Servicing Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, TRW Automotive U.S. LLC, as collection agent, the Persons identified on Schedule I thereto, as sub-collection agents, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.15		Amended and Restated Performance Guaranty, dated as of December 31, 2004, among TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Persons identified on Schedule IV thereto, as performance guarantors, TRW Automotive Receivables LLC, TRW Automotive Global Receivables LLC, and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.16		Intellectual Property License Agreement, dated as of February 28, 2003, between TRW Automotive Acquisition Corp. and Northrop Grumman Corporation (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.17		Intellectual Property License Agreement, dated as of February 28, 2003, between Northrop Grumman Corporation and TRW Automotive Acquisition Corp. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.18		Employee Matters Agreement, dated as of February 28, 2003, between TRW Inc. and Roadster Acquisition Corp. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.19		Insurance Allocation Agreement, dated as of February 28, 2003, between Northrop Grumman Space and Mission Systems Corp. and TRW Automotive Acquisition Corp. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.20		Transaction and Monitoring Fee Agreement, dated as of February 28, 2003, between TRW Automotive Holdings Corp. and Blackstone Management Partners IV L.L.C. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.21		Employee Stockholders Agreement, dated as of February 28, 2003, by and among TRW Automotive Holdings Corp. and the other parties named therein (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.22		First Stock Purchase Agreement dated as of March 8, 2005, by and among TRW Automotive Holdings Corp., Northrop Grumman Corporation, and Richmond U.K. Inc. (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 5, 2005)
10.23		Second Stock Purchase Agreement dated as of March 8, 2005, by and among TRW Automotive Holdings Corp., Northrop Grumman Corporation, and Richmond U.K. Inc. (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 5, 2005)
10	.24*	Stock Purchase Agreement dated November 6, 2006 by and among TRW Automotive Holdings Cop., Northrop Grumman Corporation and Richmond U.K. Inc.

Exhibit
Number	Exhibit Name

10.25	Stock Purchase and Registration Rights Agreement dated as of March 8, 2005, between TRW Automotive Holdings Corp., and T. Rowe Price Associates, Inc. (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 5, 2005)
10.26	Stock Purchase and Registration Rights Agreement dated as of March 8, 2005, between TRW Automotive Holdings Corp., and certain investment advisory client accounts of Wellington Management Company, llp (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 5, 2005)
10.27	Letter Agreement, dated May 27, 2003, between John C. Plant and TRW Automotive Inc. (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.28	Employment Agreement, dated as of February 6, 2003 between TRW Automotive Acquisition Corp., TRW Limited and John C. Plant (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.29	Amendment dated as of December 16, 2004 to Employment Agreement of John C. Plant (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.30	Second Amendment dated as of February 22, 2005 to Employment Agreement of John C. Plant (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.31	Third Amendment dated as of July 28, 2006 to Employment Agreement to John C. Plant (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2006)
10.32	Employment Agreement, dated as of February 28, 2003 by and between TRW Automotive Acquisition Corp., TRW Limited and Steven Lunn (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.33	Amendment dated as of December 16, 2004 to Employment Agreement of Steven Lunn (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.34	Employment Agreement, dated as of February 27, 2003 by and between TRW Limited and Peter J. Lake (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.35	Amendment dated as of April 30, 2004 to Employment Agreement of Peter J. Lake (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)
10.36	Second Amendment dated as of December 16, 2004 to Employment Agreement of Peter J. Lake (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.37	Third Amendment dated as of July 29, 2005 to Employment Agreement of Peter J. Lake (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2005)
10.38	Employment Agreement, dated as of February 13, 2003 by and between TRW Automotive Acquisition Corp. and Joseph S. Cantie (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.39	Amendment dated as of April 30, 2004 to Employment Agreement of Joseph S. Cantie (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)
10.40	Second Amendment dated as of December 16, 2004 to Employment Agreement of Joseph S. Cantie (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.41	Third Amendment dated as of July 29, 2005 to Employment Agreement of Joseph S. Cantie (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2005)

Exhibit
Number		Exhibit Name

10.42		Employment Agreement dated as of February 13, 2003 by and between TRW Automotive Acquisition Corp. and David L. Bialosky (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.43		Amendment dated as of April 30, 2004 to Employment Agreement of David L. Bialosky (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)
10.44		Second Amendment dated as of December 16, 2004 to Employment Agreement of David L. Bialosky (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.45		Third Amendment dated as of July 29, 2005 to Employment Agreement of David L. Bialosky (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2005)
10.46		Employment Agreement dated as of August 16, 2004 by and between TRW Automotive Inc. and Neil E. Marchuk (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)
10.47		Amendment dated as of December 16, 2004 to Employment Agreement of Neil E. Marchuk (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.48		Second Amendment dated as of July 29, 2005 to Employment Agreement of Neil E. Marchuk (Incorporated by reference on the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2005)
10.49		Lucas Funded Executive Pension Scheme No. 4 (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003)
10.50		Lucas Funded Executive Pension Scheme No. 4 — Plan document relating to previously filed Trust Agreement (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)
10.51		Amended and Restated TRW Automotive Supplemental Retirement Income Plan, dated February 27, 2003 (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.52		Executive Supplemental Retirement Plan of TRW Automotive Inc., effective February 28, 2003 (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)
10.53		First Amendment dated as of July 28, 2006 to Executive Supplemental Retirement Plan of TRW Automotive Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2006)
10	.54*	Second Amendment dated as of November 27, 2006 to Executive Supplemental Retirement Plan of TRW Automotive Inc.
10.55		TRW Automotive Benefits Equalization Plan (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003)
10.56		First Amendment dated as of November 18, 2004 to TRW Automotive Benefit Equalization Plan (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2006)
10.57		Second Amendment dated as of July 31, 2006 to TRW Automotive Benefit Equalization Plan (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2006)
10.58		TRW Automotive Deferred Compensation Plan (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003)

Exhibit
Number		Exhibit Name

10.59		First Amendment dated as of November 18, 2004 to TRW Automotive Deferred Compensation Plan (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2006)
10.60		Second Amendment dated as of July 31, 2006 to TRW Automotive Deferred Compensation Plan (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2006)
10.61		Director Offer Letter to J. Michael Losh, dated November 7, 2003 (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.62		Director Offer Letter to Francois J. Castaing, dated March 31, 2004 (Incorporated by reference to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.63		Director Offer Letter to Jody Miller, dated January 7, 2005 (Incorporated by reference to the Current Report on form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed February 1, 2005)
10.64		Director Offer to James F. Albaugh, dated August 4, 2006 (Incorporated by reference to the Current Report on form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed September 18, 2006)
10.65		Amended and Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 26, 2004)
10.66		Form of General Non-Qualified Stock Option Agreement (Incorporated by reference to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.67		Chief Executive Officer Non-Qualified Stock Option Agreement (Incorporated by reference to the Current Report Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed February 25, 2005)
10.68		Executive Officer Non-Qualified Stock Option Agreement (Incorporated by reference to the Current Report Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed February 25, 2005)
10.69		Chief Executive Officer Restricted Stock Unit Agreement (Incorporated by reference to the Current Report Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed February 25, 2005)
10.70		Executive Officer Restricted Stock Unit Agreement (Incorporated by reference to the Current Report Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed February 25, 2005)
10.71		Director Restricted Stock Unit Agreement (Incorporated by reference to the Current Report Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed February 25, 2005)
10.72		Restricted Stock Unit Agreement by and between TRW Automotive Holdings Corp. and Neil E. Marchuk, dated September 7, 2004 (Incorporated by reference to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)
21	.1*	List of Subsidiaries
23	.1*	Consent of Ernst & Young LLP
31	(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31	(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32	(a)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
32	(b)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

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
Joseph S. Cantie
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date: February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 23, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JOHN C. PLANT John C. Plant	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOSEPH S. CANTIE Joseph S. Cantie	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ TAMMY S. MITCHELL Tammy S. Mitchell	Controller (Principal Accounting Officer)

/s/ NEIL P. SIMPKINS Neil P. Simpkins	Chairman of the Board of Directors and Director

/s/ JAMES F. ALBAUGH James F. Albaugh	Director

/s/ FRANCOIS J. CASTAING Francois J. Castaing	Director

Robert L. Friedman	Director

/s/ MATTHEW KABAKER Matthew Kabaker	Director

/s/ J. MICHAEL LOSH J. Michael Losh	Director

/s/ JODY G. MILLER Jody G. Miller	Director

Paul H. O’Neill	Director