Form 10-Q
period 2007-03-30
TRW AUTOMOTIVE HOLDINGS CORP
filed 2007-05-02
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 001-31970

TRW Automotive Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	81-0597059 (I.R.S. Employer Identification Number)

12001 Tech Center Drive
Livonia, Michigan 48150
(Address, Including Zip Code, of Registrant’s Principal Executive Offices)

(734) 855-2600
(Registrant’s Telephone Number, Including Area Code)

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

As of April 25, 2007, the number of shares outstanding of the registrant’s Common Stock was 98,972,115.

TRW AUTOMOTIVE HOLDINGS CORP.

i

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

TRW AUTOMOTIVE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 30,	March 31,
	2007	2006
	(Unaudited)
	(In millions, except per share amounts)

Sales	$3,567	$3,396
Cost of sales	3,247	3,035

Gross profit	320	361
Administrative and selling expenses	132	129
Amortization of intangible assets	9	9
Restructuring charges and asset impairments	8	8
Other income — net	(4)	(12)

Operating income	175	227
Interest expense — net	63	60
Loss on retirement of debt	147	57
Accounts receivable securitization costs	1	1
Equity in earnings of affiliates, net of tax	(6)	(4)
Minority interest, net of tax	3	3

(Losses) earnings before income taxes	(33)	110
Income tax expense	53	63

Net (losses) earnings	$(86)	$47

Basic (losses) earnings per share:
(Losses) earnings per share	$(0.87)	$0.47

Weighted average shares	98.5	99.5

Diluted (losses) earnings per share:
(Losses) earnings per share	$(0.87)	$0.46

Weighted average shares	98.5	103.0

See accompanying notes to unaudited condensed consolidated financial statements.

TRW AUTOMOTIVE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 30,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in millions)

Assets
Current assets:
Cash and cash equivalents	$343	$578
Marketable securities	11	11
Accounts receivable — net	2,492	2,049
Inventories	821	768
Prepaid expenses and other current assets	292	270

Total current assets	3,959	3,676
Property, plant and equipment — net of accumulated depreciation of $1,750 million and $1,644 million, respectively	2,733	2,714
Goodwill	2,281	2,275
Intangible assets — net	733	738
Pension asset	995	979
Other assets	772	751

Total assets	$11,473	$11,133

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities:
Short-term debt	$125	$69
Current portion of long-term debt	101	101
Trade accounts payable	2,117	1,977
Accrued compensation	270	271
Other current liabilities	1,120	1,257

Total current liabilities	3,733	3,675
Long-term debt	3,083	2,862
Post-retirement benefits other than pensions	630	645
Pension benefits	721	722
Other long-term liabilities	865	723

Total liabilities	9,032	8,627
Minority interests	114	109
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,135	1,125
Retained earnings	222	308
Accumulated other comprehensive earnings	969	963

Total stockholders’ equity	2,327	2,397

Total liabilities, minority interests, and stockholders’ equity	$11,473	$11,133

See accompanying notes to unaudited condensed consolidated financial statements.

TRW AUTOMOTIVE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 30,	March 31,
	2007	2006
	(Unaudited)
	(Dollars in millions)

Operating Activities
Net (losses) earnings	$(86)	$47
Adjustments to reconcile net (losses) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	131	132
Pension and other post-retirement benefits, net of contributions	(41)	(33)
Net gains on sale of assets	—	(2)
Loss on retirement of debt	147	57
Other — net	10	(13)
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable — net	(420)	(213)
Inventories	(37)	8
Trade accounts payable	121	49
Other assets	(36)	(8)
Other liabilities	(10)	(6)

Net cash (used in) provided by operating activities	(221)	18
Investing Activities
Capital expenditures	(119)	(83)
Acquisitions, net of cash acquired	(12)	(1)
Termination of interest rate swaps	(12)	—
Proceeds from sales/leaseback transactions	6	—
Net proceeds from asset sales and divestitures	1	8

Net cash used in investing activities	(136)	(76)
Financing Activities
Change in short-term debt	36	(3)
Proceeds from issuance of long-term debt	1,477	3
Redemption of long-term debt	(1,396)	(250)
Proceeds from exercise of stock options	5	7

Net cash provided by (used in) financing activities	122	(243)
Effect of exchange rate changes on cash	—	15

Decrease in cash and cash equivalents	(235)	(286)
Cash and cash equivalents at beginning of period	578	659

Cash and cash equivalents at end of period	$343	$373

See accompanying notes to unaudited condensed consolidated financial statements.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2007. Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three months ended March 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

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

Earnings (Losses) per Share.  Basic earnings (losses) per share are calculated by dividing net earnings (losses) by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings per share were:

	Three Months Ended
	March 30,	March 31,
	2007	2006
	(Dollars in millions)

Weighted average shares outstanding	98.5	99.5
Effect of dilutive securities	—	3.5

Diluted shares outstanding	98.5	103.0

For the three months ended March 30, 2007, approximately 3.1 million shares attributable to shares issuable under the Company’s share-based compensation plan were excluded from the calculation of diluted loss per share as the effect was anti-dilutive due to the net loss reflected for such period.

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

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the movement in the product warranty liability for the three months ended March 30, 2007 and March 31, 2006:

		Current
		Period
		Accruals,		Effects of
		Net of	Used for	Foreign
	Beginning	Changes in	Purposes	Currency	Ending
	Balance	Estimates	Intended	Translation	Balance
	(Dollars in millions)

Three months ended March 30, 2007	$133	$15	$(15)	$2	$135
Three months ended March 31, 2006	101	13	(6)	3	111

Comprehensive (Losses) Earnings.  The components of comprehensive (losses) earnings, net of related tax, are as follows:

	Three Months Ended
	March 30,	March 31,
	2007	2006
	(Dollars in millions)

Net (losses) earnings	$(86)	$47
Foreign currency translation earnings, net	14	33
Realized net losses on cash flow hedges	(4)	(9)
Adjustments to pension and post-retirement benefits other than pension liabilities	(4)	—

Comprehensive (losses) earnings	$(80)	$71

Recent Accounting Pronouncements.  In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on the items for which the fair value option has been elected in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not completed its analysis of the potential impact of the adoption of SFAS No. 159 on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106, and 132(R)” (“SFAS No. 158”) which requires employers to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The Company adopted the recognition provisions of SFAS No. 158 as of December 31, 2006, resulting in the recognition of the Company’s overfunded and underfunded defined benefit pension and other postretirement plans as assets and liabilities, respectively, with corresponding offsets, net of tax, to accumulated other comprehensive earnings. Such adoption had no impact on the Company’s results of operations or cash flows. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This requirement is effective for fiscal years ending after December 15, 2008. The Company has not completed its analysis of the potential impact of the adoption of the measurement date principles of SFAS No. 158 on the Company’s financial position, results of operations, or cash flows.

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

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its analysis of the potential impact of the adoption of SFAS No. 157 on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement disclosures of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, and recognized no material adjustment to the opening balance of retained earnings as a cumulative effect of change in accounting principle. See Note 8 for more information regarding the impact of adopting FIN 48.

3.	Restructuring Charges and Asset Impairments

Restructuring charges and asset impairments include the following:

	Three Months Ended
	March 30,	March 31,
	2007	2006
	(Dollars in millions)

Severance and other charges	$5	$7
Asset impairments related to restructuring activities	3	1

Total restructuring charges and asset impairments	$8	$8

Restructuring charges and asset impairments by segment are as follows:

Chassis Systems

	Three Months Ended
	March 30,	March 31,
	2007	2006
	(Dollars in millions)

Severance and other charges	$3	$6

Total restructuring charges	$3	$6

For the three months ended March 30, 2007, the Company incurred approximately $3 million of charges related to severance and headcount reductions at various production facilities in its Chassis Systems segment.

For the three months ended March 31, 2006, the Company incurred approximately $2 million of charges related to severance, retention and outplacement services at the Company’s Jackson, Michigan facility, and approximately $4 million of charges related to severance and headcount reductions at various other production facilities in its Chassis Systems segment.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Occupant Safety Systems

	Three Months Ended
	March 30,	March 31,
	2007	2006
	(Dollars in millions)

Severance and other charges	$1	$1
Asset impairments related to restructuring activities	3	1

Total restructuring charges and asset impairments	$4	$2

The Company incurred approximately $1 million during each of the three months ended March 30, 2007 and March 31, 2006, for charges related to severance, retention and outplacement services at various production facilities in its Occupant Safety Systems segment.

For the three months ended March 30, 2007, the Company recorded net asset impairments related to restructuring activities of approximately $3 million in its Occupant Safety Systems segment to write down certain machinery and equipment to fair value based on estimated future cash flows.

For the three months ended March 31, 2006, the Company recorded net asset impairments related to restructuring activities of approximately $1 million in its Occupant Safety Systems segment to write down certain buildings to fair value based on current real estate market conditions.

Automotive Components

	Three Months Ended
	March 30,	March 31,
	2007	2006
	(Dollars in millions)

Severance and other charges	$1	$—

Total restructuring charges	$1	$—

For the three months ended March 30, 2007, the Company incurred approximately $1 million of charges related to severance and headcount reductions at various production facilities in its Automotive Components segment.

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges:

					Effects of
		Current	Purchase	Used for	Foreign
	Beginning	Period	Price	Purposes	Currency	Ending
	Balance	Accruals	Allocation	Intended	Translation	Balance
	(Dollars in millions)

Three months ended March 30, 2007	$66	5	1	(19)	—	$53
Three months ended March 31, 2006	$69	7	(5)	(12)	1	$60

Of the $53 million restructuring reserve accrued as of March 30, 2007, approximately $47 million is expected to be paid in 2007. The remainder of the balance is expected to be paid in 2008 through 2011 and is comprised primarily of involuntary employee termination arrangements outside the United States.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007 and 2006, the Company recorded adjustments of approximately $1 million and $(5) million, respectively, to purchase price allocations related to recent acquisitions in accordance with the provisions of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

4.	Inventories

The major classes of inventory are as follows:

	As of
	March 30,	December 31,
	2007	2006
	(Dollars in millions)

Finished products and work in process	$424	$395
Raw materials and supplies	397	373

Total inventories	$821	$768

5.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components
	Segment	Segment	Segment	Total
	(Dollars in millions)

Balance as of December 31, 2006	$866	$949	$460	$2,275
Acquisitions and purchase price adjustments	5	—	—	5
Effects of foreign currency translation	—	1	—	1

Balance as of March 30, 2007	$871	$950	$460	$2,281

During the three months ended March 30, 2007, the Company completed an acquisition in its Chassis Systems segment which was not material to the Company’s financial position. In conjunction with this acquisition, the Company recorded goodwill of approximately $5 million, which is subject to adjustment while the Company finalizes its purchase price allocation.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets

The following table reflects intangible assets and related amortization:

	As of March 30, 2007			As of December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$496	$(95)	$401	$492	$(89)	$403
Developed technology	81	(42)	39	81	(39)	42
Non-compete agreements	1	—	1	1	—	1

Total	578	$(137)	441	574	$(128)	446

Indefinite-lived intangible assets:
Trademarks	292		292	292		292

Total	$870		$733	$866		$738

In conjunction with the acquisition in its Chassis Systems segment, the Company recorded customer relationships of approximately $4 million during the three months ended March 30, 2007.

The weighted average amortization periods for intangible assets subject to amortization are as follows:

Weighted Average
Amortization
Period

Customer relationships	20 years
Developed technology	8 years
Non-compete agreements	5 years

Aggregate amortization expense for each of the three months ended March 30, 2007 and March 31, 2006 was $9 million. The Company expects that ongoing amortization expense will approximate the following over the next five years:

Amortization
Years Ending December 31,	Expense
(Dollars in millions)

2007	$36
2008	35
2009	35
2010	35
2011	27

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Income — Net

The following table provides details of other income — net:

	Three Months Ended
	March 30,	March 31,
	2007	2006
	(Dollars in millions)

Provision for bad debts	$—	$3
Net gains on sales of assets	—	(2)
Foreign currency exchange losses (gains)	2	(3)
Royalty and grant income	(6)	(6)
Miscellaneous other income	—	(4)

Other income — net	$(4)	$(12)

7.	Accounts Receivable Securitization

The United States receivables facility, as amended (the “Receivables Facility”), extends until December 2009 and provides up to $209 million in funding from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors.

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

Generally, multi-seller commercial paper conduits supported by committed liquidity facilities are available to provide cash funding for the Borrowers’ purchase of Receivables through secured loans/tranches to the extent desired and permitted under the receivables loan agreement. A note is issued for the difference between Receivables purchased and cash borrowed through the Receivables Facility. The Sellers act as servicing agents per the servicing agreement, and continue to service the Receivables for which they receive a monthly servicing fee at a rate of 1% per annum of the average daily outstanding balance of Receivables. The usage fee under the Receivables Facility is 0.85% of outstanding borrowings. In addition, the Company is required to pay a fee of 0.40% on the unused portion of the Receivables Facility. Both the usage fee and the fee on the unused portion of the Receivables Facility are subject to a leverage-based grid. These rates are per annum and payments of these fees are made to the lenders monthly.

Availability of funding under the Receivables Facility depends primarily upon the outstanding trade accounts receivable balance, and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). On January 19, 2007, the Company reduced the committed amount of the facility from $250 million to $209 million and amended certain terms of the Receivables Facility to increase availability of funding under the facility. As of March 30, 2007, based on the terms of the Receivables Facility and the criteria described above, approximately $288 million of the Company’s total reported accounts receivable balance was considered eligible for borrowings under this facility, of which approximately $209 million would have been available for funding.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had no outstanding borrowings under the Receivables Facility as of March 30, 2007 or December 31, 2006. As such, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of the Borrower’s assets and, therefore, the financial statements of the Borrower were included in our condensed consolidated financial statements as of March 30, 2007 and December 31, 2006.

In addition to the Receivables Facility described above, certain of the Company’s European subsidiaries have entered into receivables financing arrangements. The Company has up to €75 million available until January 2008 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. Additionally, the Company has a receivables financing arrangement of up to £25 million available until November 2007 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its United Kingdom affiliates and sells those trade receivables to a United Kingdom bank. The Company has a factoring arrangement in France which provides for availability of up to €80 million until July 2007. This arrangement involves a wholly-owned special purpose vehicle, which purchases trade receivables from its French affiliates and sells those trade receivables to a French bank. All European arrangements are renewable for one year at the end of their respective terms, if not terminated. As of March 30, 2007, approximately €138 million and £25 million was available for funding under the Company’s European accounts receivable facilities. There were no outstanding borrowings under any of these facilities as of March 30, 2007 or December 31, 2006.

The Company does not own any variable interests, as that term is defined in FASB Interpretation 46(R) “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51,” in the multi-seller conduits.

8.	Income Taxes

Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon mix and timing of actual earnings versus annual projections.

Income tax expense for the three months ended March 30, 2007 was $53 million on pre-tax losses of $33 million. Income tax expense does not include a tax benefit related to the $147 million loss on retirement of debt. Income tax expense for the three months ended March 31, 2006 was $63 million on pre-tax income of $110 million and does not include a tax benefit related to the $57 million loss on retirement of debt. See Note 10. The income tax rate varies from the United States statutory income tax rate due primarily to losses in the United States and certain foreign jurisdictions, including the losses on retirement of debt noted above, without the recognition of a corresponding income tax benefit, partially offset by favorable foreign tax rates, holidays, and credits.

The Company adopted FIN 48 as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” As a result of the adoption of FIN 48, the Company recognized no material adjustment to retained earnings relating to unrecognized tax benefits. In addition, the Company recorded an increase in long-term income tax liabilities of $150 million, along with a corresponding decrease in current income tax liabilities in accordance with the provisions of FIN 48.

The gross unrecognized tax benefits as of January 1, 2007 were $356 million including interest and penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $100 million. The gross unrecognized tax benefits differ from the amount that would affect the effective tax rate due to the impact of

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowances, foreign country offsets relating to transfer pricing adjustments, and resolutions relating to purchase business combinations. The Company believes that it is reasonably possible that a reduction to the gross unrecognized tax benefits, ranging from $60 to $80 million, may occur within the next twelve months. This reduction relates primarily to an anticipated settlement with the German tax authorities pertaining to various transfer pricing matters and certain other temporary items for tax years 1997 through 2000. This potential settlement relates to periods in which the entities were members of the Company’s predecessor and the resolution of any issues relating to these periods are subject to the indemnification provisions of the master purchase agreement between the Company and Northrop Grumman Corporation. Under the indemnification provisions, the Company will be reimbursed for these anticipated settlement payments and as such has recorded a receivable.

The Company, or one or more of its subsidiaries, files income tax returns in the United States federal jurisdiction, and various state and foreign jurisdictions. Various tax examinations are in process globally, including an examination by the United States Internal Revenue Service (“IRS”) of the Company’s U.S. income tax returns for the earliest open years, 2003 and 2004, and an examination by the German tax authorities of the Company’s German income tax returns for years 1997 through 2004. As of March 30, 2007, the IRS has proposed certain adjustments to the Company’s tax positions that management has agreed to and accepted. We anticipate closing this examination within the next twelve months without a material change in financial position. The Company has tentatively reached agreement on substantially all issues raised by the German tax authorities for years 1997 through 2000 and as noted above, anticipates a potential reduction in gross unrecognized tax benefits in settlement of these matters.

The Company operates globally but considers its significant tax jurisdictions to include the United States, Germany, Czech Republic, Spain and the United Kingdom. Generally, the Company has years open to tax examination in significant tax jurisdictions from 2002 forward, with the exception of Germany which has open tax years from 1997 forward.

The Company classifies all interest and penalties as income tax expense. As of January 1, 2007, the Company has recorded approximately $46 million in liabilities for tax related interest and penalties on its consolidated balance sheet. For the three months ended March 30, 2007, the Company has recorded approximately $1 million related to interest and penalties in the consolidated statement of operations.

9.	Pension Plans and Post-Retirement Benefits Other Than Pensions

Pensions Plans

The following table provides the components of net pension cost (income) for the Company’s defined benefit pension plans for the three months ended March 30, 2007 and March 31, 2006:

	Three Months Ended
	March 30, 2007			March 31, 2006
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$5	$11	$6	$6	$10	$6
Interest cost on projected benefit obligations	16	71	9	16	60	8
Expected return on plan assets	(18)	(95)	(4)	(16)	(79)	(3)
Amortization	(3)	—	1	—	—	1
Curtailments/settlements	—	—	(1)	—	—	—

Net pension cost (income)	$—	$(13)	$11	$6	$(9)	$12

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Post-Retirement Benefits Other Than Pensions (“OPEB”)

The following table provides the components of net post-retirement benefit cost for the Company’s plans for the three months ended March 30, 2007 and March 31, 2006:

	Three Months Ended
	March 30,	March 31,
	2007	2006
	(Dollars in millions)

Service cost	$2	$2
Interest cost on projected benefit obligations	9	11
Amortization	(8)	(4)
Settlements	(5)	(1)

Net post-retirement benefit cost	$(2)	$8

During the three months ended March 30, 2007 and March 31, 2006, the Company recorded settlement gains of $5 million and $1 million, respectively, related to retiree medical buyouts.

10.	Debt

Total outstanding debt of the Company as of March 30, 2007 and December 31, 2006 consisted of the following:

	As of
	March 30,	December 31,
	2007	2006
	(Dollars in millions)

Short-term debt	$125	$69

Long-term debt:
Senior notes, due 2014 and 2017	$1,467	$—
Senior and senior subordinated notes, due 2013	26	1,284
Term loan facilities	1,579	1,582
Revolving credit facility	—	—
Capitalized leases	47	42
Other borrowings	65	55

Total long-term debt	3,184	2,963
Less current portion	101	101

Long-term debt, net of current portion	$3,083	$2,862

Senior Notes and Senior Subordinated Notes

On March 26, 2007, the Company completed the issuance by TRW Automotive Inc. of 7% Senior Notes due 2014 and 6 3/8% Senior Notes due 2014 in principal amounts of $500 million and €275 million, respectively, and 7 1/4% Senior Notes due 2017 in the principal amount of $600 million (collectively, the “New Senior Notes”) in a private offering. Proceeds from the issuance totaled approximately $1,465 million. Interest is payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2007.

On March 12, 2007, the Company commenced tender offers to repurchase any and all of its outstanding 9 3/8% Senior Notes and 10 1/8% Senior Notes in original principal amounts of $925 million and €200 million, respectively, each due 2013, and 11% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes in original

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amounts of $300 million and €125 million, respectively, each due 2013, (collectively, the “Old Notes”). In conjunction with the tender offers, the Company also commenced consent solicitations to eliminate substantially all the covenants and certain events of default and to modify the provisions relating to the defeasance of the Old Notes in the indentures governing the Old Notes. Over 98% of the Old Notes were tendered and consents delivered on or before March 23, 2007 (the “Consent Date”). As of March 30, 2007, approximately $26 million of the Old Notes remained outstanding.

On March 26, 2007, the Company paid to holders who had tendered their Old Notes and delivered their consents on or before the Consent Date cash consideration including a consent payment and amended the indentures. In conjunction with the repurchase of tendered Old Notes, the Company recorded a loss on retirement of debt of $147 million, comprised of $111 million for redemption premiums paid for the Old Notes tendered on or before the Consent Date, $20 million for the write-off of deferred debt issue costs, $11 million relating to the principal amount in excess of carrying value of the 9 3/8% Senior Notes and $5 million of fees.

On April 4, 2007, the Company increased the cash consideration paid for Old Notes tendered after the Consent Date, but on or before April 18, 2007 (the “Tender Expiration Date”), to an amount equal to the cash consideration paid to holders that tendered prior to the Consent Date. As of the Tender Expiration Date, a total of 99% of the Old Notes had been tendered. Accordingly, only $17 million remain outstanding. Interest is payable semi-annually on February 15 and August 15 for the Old Notes that remain outstanding after the Tender Expiration Date. The Old Notes mature on February 15, 2013 and are callable at a specified premium beginning February 15, 2008.

The New Senior Notes and the outstanding 9 3/8% Senior Notes and 10 1/8% Senior Notes are unconditionally guaranteed on a senior unsecured basis, and the outstanding 11% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes are guaranteed on a senior subordinated unsecured basis, in each case by substantially all existing and future wholly-owned domestic subsidiaries and by TRW Automotive Finance (Luxembourg), S.à.r.l., a Luxembourg subsidiary.

Credit Facilities

Senior Secured Credit Facilities.  On December 21, 2004, the Company entered into the Fourth Amended and Restated Credit Agreement dated as of December 17, 2004 with the lenders party thereto. The amended and restated credit agreement provides for $1.9 billion in senior secured credit facilities, consisting of (i) a 5-year $900 million revolving credit facility, (ii) a 5-year $400 million term loan A facility and (iii) a 7.5-year $600 million term loan B facility. The amended and restated credit agreement also provides for the term loan E issued with an original principal amount of $300 million in November 2004 under the then-existing credit agreement.

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

Borrowings under the credit facilities described above (the “Senior Secured Credit Facilities”) bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the administrative agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR or a eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of March 30, 2007, the applicable margin for the term loan A and the revolving credit facility was 0.375% with respect to base rate borrowings and 1.375% with respect to eurocurrency borrowings, and the applicable margin for the term loan B, term loan B-2, and the term loan E was 0.50% with respect to base rate borrowings and 1.50% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the revolving credit facility was 0.35%. The commitment fee on the revolving credit facility and the applicable margin on the Senior Secured Credit Facilities are subject to a leverage-based grid.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The term loan A amortizes in equal quarterly amounts, totaling $60 million in 2007, $160 million in 2008, and $135 million in 2009 with one final installment of $45 million on January 10, 2010, the maturity date. The term loan B amortizes in equal quarterly installments in an amount equal to 1% per annum during the first seven years and three months of its term and in one final installment on June 30, 2012, the maturity date. The term loan B-2 amortizes in equal quarterly installments in an amount equal to 1% per annum during the first six years and three months of its term and in one final installment on its maturity date, June 30, 2012. The term loan E amortizes in equal quarterly installments in an amount equal to 1% per annum during the first five years and nine months of its term and in one final installment on its maturity date, October 31, 2010.

The Senior Secured Credit Facilities are unconditionally guaranteed by the Company and substantially all existing and subsequently acquired domestic subsidiaries of the Company’s indirect wholly-owned subsidiary, TRW Automotive Inc. (other than the Company’s receivables subsidiaries and captive insurance subsidiary). Obligations of the foreign subsidiary borrowers are unconditionally guaranteed by the Company, TRW Automotive Inc. and certain foreign subsidiaries of TRW Automotive Inc. The Senior Secured Credit Facilities are secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive Inc. and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of TRW Automotive Inc. and substantially all of its domestic subsidiaries, and 65% of the stock of foreign subsidiaries owned by domestic entities. In addition, foreign borrowings under the Senior Secured Credit Facilities are secured by assets of the foreign borrowers.

Debt Covenants

New Senior Notes.  The indentures governing the New Senior Notes contain covenants that impose significant restrictions on the Company’s business. The covenants, among other things, restrict, subject to a number of qualifications and limitations, the ability of TRW Automotive Inc. and its subsidiaries, to pay certain dividends and distributions or repurchase the Company’s capital stock, incur liens, engage in mergers or consolidations, and enter into sale and leaseback transactions.

Senior Secured Credit Facilities.  The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of TRW Automotive Inc. and its subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the New Senior Notes), pay certain dividends and distributions or repurchase capital stock, incur liens, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing TRW Automotive Inc.’s indebtedness, including the New Senior Notes and the Receivables Facility, and change the business conducted by TRW Automotive Inc. and its subsidiaries. In addition, the Senior Secured Credit Facilities contain financial covenants relating to a maximum total leverage ratio and a minimum interest coverage ratio and require certain prepayments from excess cash flows, as defined, and in connection with certain asset sales and the incurrence of debt not permitted under the Senior Secured Credit Facilities.

As of March 30, 2007, TRW Automotive Inc. was in compliance with all of its financial covenants.

The Old Notes.  In connection with the tender offers for the Old Notes, the Company also received consents to amend the indentures governing the Old Notes. The amendments eliminated substantially all of the restrictive covenants and certain events of default and modified the provisions relating to the defeasance of the remaining Old Notes.

Other Borrowings

On February 2, 2006, the Company repurchased its subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020 for £137 million, or approximately $243 million. This repurchase resulted in a loss on retirement of

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt of £32 million, or approximately $57 million, which was recognized in the first quarter 2006 results. The Company funded the repurchase from cash on hand.

In November 2005, the Company entered into a series of interest rate swap agreements with a total notional value of $250 million to hedge the variability of interest payments associated with its variable-rate term debt. Since the interest rate swaps hedged the variability of interest payments on variable rate debt with the same terms, they qualified for cash flow hedge accounting treatment. The swap agreements were expected to settle in January 2008. In October and November 2006, the Company unwound the interest rate swap with a total notional value of $250 million. As of March 30, 2007, the Company had approximately $1 million remaining in other comprehensive earnings relating to these interest rate swaps.

In January 2004, the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements was equal to the face value of the designated debt instrument. The swap agreements were expected to settle in February 2013, the maturity date of the corresponding debt instrument. Since these interest rate swaps hedged the designated debt balance and qualified for fair value hedge accounting, changes in the fair value of the swaps also resulted in a corresponding adjustment to the value of the debt. In February 2007, the Company unwound the interest rate swaps with a total notional value of $500 million and paid approximately $12 million. In conjunction with the repurchase of the Old Notes, an $11 million adjustment to the value of the corresponding debt was immediately written off to loss on retirement of debt.

The Company has borrowings under uncommitted credit agreements in many of the countries in which it operates. These borrowings are primarily in the local foreign currency of the country or region where the Company’s operations are located. The borrowings are from various domestic and international banks at quoted market interest rates.

11.	Capital Stock and Share-Based Compensation

Capital Stock Issuances.  From time to time, capital stock is issued in conjunction with the exercise of stock options and the vesting of restricted stock units issued as part of the Company’s stock incentive plan.

Share-Based Compensation.  Effective in February 2003, the Company established the TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (as amended, the “Plan”), which permits the grant of up to 18,500,000 non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to the employees, directors or consultants of the Company or its affiliates.

On February 27, 2007, the Company granted 917,700 stock options and 449,300 restricted stock units to employees, executive officers and directors of the Company pursuant to the Plan. The options have an 8-year life, and both the options and restricted stock units vest ratably over three years. The options have an exercise price equal to the fair value of the stock on the grant date, which was $30.54.

On February 27, 2006, the Company granted 905,450 stock options and 439,400 restricted stock units to employees, executive officers and directors of the Company pursuant to the Plan. The options have an 8-year life, and both the options and restricted stock units vest ratably over three years. The options have an exercise price equal to the fair value of the stock on the grant date, which was $26.61.

As of March 30, 2007, the Company had approximately 3,568,000 shares of Common Stock available for issuance under the Plan. Approximately 9,098,000 options and 924,000 nonvested restricted stock units were outstanding as of the same date. The majority of the options have a 10-year term and vest ratably over five years.

The total compensation cost recognized for the Plan during the three months ended March 30, 2007 and March 31, 2006 was $5 million and $4 million, respectively. No income tax benefit was recognized in the consolidated statement of operations, nor was any compensation cost capitalized as part of inventory or fixed assets for the Plan.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Related Party Transactions

In connection with the acquisition by affiliates of The Blackstone Group L.P. (“Blackstone”) of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop (the “Acquisition”), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services. Approximately $1 million is included in the consolidated statements of operations for each of the three month periods ended March 30, 2007 and March 31, 2006.

In the first quarter of 2006, the Company entered into a five-year participation agreement (“participation agreement”) with Core Trust Purchasing Group, formerly named Cornerstone Purchasing Group LLC (“CPG”) designating CPG as exclusive agent for the purchase of certain indirect products and services. CPG is a “group purchasing organization” which secures from vendors pricing terms for goods and services that are believed to be more favorable than participants could obtain for themselves on an individual basis. Under the participation agreement the Company must purchase 80% of the requirements of its participating locations for the specified products and services through CPG. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendor in respect of purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of purchases by the Company under the participation agreement to an affiliate of Blackstone. For the three months ended March 30, 2007, the affiliate of Blackstone received de minimis fees from CPG.

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Operating Segments

The following table presents certain financial information by segment:

	Three Months Ended
	March 30,	March 31,
	2007	2006

Sales to external customers:
Chassis Systems	$1,896	$1,815
Occupant Safety Systems	1,182	1,144
Automotive Components	489	437

Total sales	$3,567	$3,396

Earnings before taxes:
Chassis Systems	$70	$94
Occupant Safety Systems	123	133
Automotive Components	24	35

Segment earnings before taxes	217	262
Corporate expense and other	(39)	(34)
Finance costs	(64)	(61)
Loss on retirement of debt	(147)	(57)

(Losses) earnings before income taxes	$(33)	$110

Intersegment sales:
Chassis Systems	$8	$7
Occupant Safety Systems	30	27
Automotive Components	10	12

	$48	$46

14.	Contingencies

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

As of March 30, 2007, the Company had reserves for environmental matters of $57 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement relating to the Acquisition. The Company believes

TRW AUTOMOTIVE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position or results of operations. However, the Company cannot predict the effect on the Company’s financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

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

On May 31, 2006, the National Highway Traffic Safety Administration opened an Engineering Analysis of front suspension lower ball joints on model year 2002-2006 Jeep Liberty vehicles. A subsidiary of the Company manufactured the ball joint used in this suspension system. On August 1, 2006, the Chrysler unit of DaimlerChrysler A.G. announced a voluntary recall to address this issue. The recall is estimated to affect 826,687 vehicles. DaimlerChrysler has submitted a claim for a portion of the costs relating to the recall. The Company has not accepted such claim and believes it has meritorious defenses to the claim. At this time, the Company does not expect this recall to have a material impact on its results of operations or financial condition.

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

The following should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on February 23, 2007, and the other information included herein. References herein to “we,” “our,” or the “Company” refer to TRW Automotive Holdings Corp., together with its subsidiaries.

EXECUTIVE OVERVIEW

Our Business.  We are among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers, or OEMs, and related aftermarkets. We conduct substantially all of our operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). We are primarily a “Tier 1” supplier, with over 86% of our end-customer sales in 2006 made to major OEMs. Approximately 57% of our 2006 sales were in Europe, approximately 33% were in North America, and approximately 10% were in the rest of the world. We operate our business along three operating segments: Chassis Systems, Occupant Safety Systems and Automotive Components.

In the first quarter of 2007, our net sales were $3.6 billion, which represents an increase of 5.0% over the first quarter of 2006. Operating income for the three months ended March 30, 2007 was $175 million compared to $227 million for the three months ended March 31, 2006. The decline in operating income of $52 million resulted from significantly lower customer vehicle production in North America, negative product mix, higher commodity inflation, and price reductions to customers in excess of cost reductions achieved by our Company. In addition, other negative factors included costs from property damage and related business interruption caused by a roof collapse at one of our South American facilities, further negative pressures in our Automotive Components segment, and other net customer issues. Net losses for the three months ended March 30, 2007 were $(86) million as compared to net earnings of $47 million in the three months ended March 31, 2006. Included in net losses for the three months ended March 30, 2007 is a loss on retirement of debt of $147 million related to the repurchase of substantially all of our then-outstanding senior notes and senior subordinated notes. Included in net earnings for the three months ended March 31, 2006 is a loss on retirement of debt of $57 million related to the repurchase of all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds.

A combination of the factors described above, together with an increased level of tax expense, resulted in earnings per share declining to basic and diluted losses per share of $(0.87) in 2007 from diluted earnings per share of $0.46 in 2006.

The Unfavorable Automotive Climate.  The automotive and automotive supply industries continued to experience unfavorable trends during the first quarter of 2007, many of which we expect to continue in the near term. These trends include:

•	a decline in market share and significant enacted or announced production cuts among some of our largest customers primarily in North America, including Ford Motor Company, General Motors Corporation and the Chrysler Group of DaimlerChrysler AG ( the “Big Three”);

•	the deteriorating financial condition of certain of our customers and the resulting uncertainty as they undergo (or contemplate undergoing) restructuring initiatives, including in certain cases, significant capacity reductions and/or reorganization under bankruptcy laws;

•	the continued rise in inflationary pressures impacting certain commodities such as petroleum-based products, resins, yarns, ferrous metals, aluminum, base metals, and other chemicals;

•	a consumer shift in the North American market away from sport utility vehicles and light trucks to more fuel efficient passenger cars;

•	the growing concerns over the economic viability of our Tier 2 and Tier 3 supply base as they face inflationary pressures and financial instability in certain of their customers;

•	continuing pricing pressure from OEMs; and

•	volatility of the U.S. dollar against other currencies, mainly the Euro.

In recent years and into 2007, the Big Three have seen a steady decline in their market share for vehicle sales in North America and, to a lesser extent, Europe, with Asian OEMs increasing their share in such markets. The Big Three’s North American operations, in particular, continue to suffer significantly in this regard. Although we do have business with the Asian OEMs, our customer base is more heavily weighted toward other OEMs. In addition, declining market share and inherent structural issues with the Big Three have led to recent announcements of unprecedented levels of production cuts. In order to address market share declines, reduced production levels, negative industry trends and other structural issues specific to their companies (such as significant overcapacity and pension and healthcare costs), the Big Three and certain of our other customers are undergoing various forms of restructuring initiatives (including, in certain cases, reorganization under bankruptcy laws). In the case of Ford, North American restructuring actions were accelerated and expanded during 2006 to remove additional production capacity over the next several years. In the case of the Chrysler Group, in February 2007, Chrysler announced restructuring actions to significantly reduce overall North American production capacity. Such substantial restructuring initiatives undertaken by our major customers will have a ripple effect throughout our industry and may have a severe impact on our business and our common suppliers.

In addition, work stoppages or other labor issues may potentially occur at these customers’ or their suppliers’ facilities. Such work stoppages, shutdowns, or other labor issues would have a material adverse affect on us.

Through the first quarter of 2007, commodity inflation continued to impact the industry. Costs of petroleum-based products, resins, yarns and energy costs continued to increase, while the costs of ferrous metals remained pressured. Furthermore, aluminum and other base metal prices increased during the first quarter of 2007. Consequently, overall commodity inflation pressures remain a significant concern for our business and have placed a considerable operational and financial burden on the Company. We expect such inflationary pressures to continue into the foreseeable future, and continue to work with our suppliers and customers to mitigate the impact of increasing commodity costs. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.

Furthermore, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected or if they are unable to adequately mitigate inflationary pressures. These pressures have proven to be insurmountable to some of our suppliers and we have seen the number of bankruptcies or insolvencies increase due in part to the recent inflationary pressures. While the unstable condition of some of our suppliers or their failure to perform has not led to any material disruptions thus far, it has led to certain delivery delays and production issues, and has negatively impacted certain of our businesses into 2007. The overall condition of our supply base may possibly lead to further delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best source of supply.

Fuel price fluctuations have continued to concern consumers. As a result, there remains a shift in the North American market to more fuel-efficient vehicles away from sport utility vehicles, light trucks and heavy-duty pickup trucks. Sport utility and light- and heavy-duty truck platforms tend to be higher margin products for OEMs and suppliers than car platforms. While this change has negatively impacted the mix of our product sales, we provide content for both passenger car and sport utility/light truck platforms and therefore the effect to TRW is somewhat, but not fully, mitigated.

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

Company Efforts in Response to the Automotive Climate.  During the three months ended March 30, 2007, our operations were able to produce sound results despite the negative industry trends discussed previously. The effect of the unfavorable industry climate was mitigated by, among other things, our customer, product and geographic diversity. We also benefited from sales growth, continued demand for safety products, continued implementation of previously announced restructuring actions and targeted cost reductions throughout our businesses.

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

Our Debt and Capital Structure.  On an ongoing basis we monitor, and may modify, our debt and capital structure to reduce associated costs and provide greater financial and covenant flexibility. On January 19, 2007, we reduced the committed amount of the receivables facility from $250 million to $209 million and amended certain of its terms to increase the availability of funding under the U.S. facility. In March 2007, we commenced a tender offer and purchased substantially all of our outstanding 9 3/8% Senior Notes and 10 1/8% Senior Notes in original principal amounts of $925 million and €200 million, respectively and 11% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes in original principal amounts of $300 million and €125 million (collectively, the “Old Notes”). Cash consideration of $1,386 million was paid to those holders who tendered their Old Notes on or prior to the March 23, 2007 (the “Consent Date”). On March 26, 2007, we completed the issuance of new Senior Notes consisting of 7% Senior Notes due 2014 and 6 3/8% Senior Notes due 2014 in principal amounts of $500 million and €275 million, respectively, and 7 1/4% Senior Notes due 2017 in the principal amount of $600 million (collectively, the “New Senior Notes”). Proceeds from the issuance totaled approximately $1,465 million and were used to fund the repurchase of the Old Notes.

Further, we intend to refinance the existing senior secured credit facilities with new facilities in approximately the same amount, and plan to close the transaction during the second quarter of 2007. In conjunction with such refinancing, we expect to incur a commensurate level of debt refinancing charges.

As market conditions warrant, we and our major equity holders, including The Blackstone Group, L.P. and their affiliates (the “Blackstone Investors”), may from time to time repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer or otherwise.

Our variable rate indebtedness exposes us to interest rate risk, which could cause our debt costs to increase significantly. A significant portion of our borrowings, including borrowings under TRW Automotive Inc.’s senior secured credit facilities, are at variable rates of interest and expose us to interest rate risk. As of March 30, 2007, approximately 51% of our total debt was at variable interest rates, compared to December 31, 2006, when approximately 55% of our total debt was at variable interest rates (or 71% when considering the effect of interest rate swaps). As interest rates increase, the amount we are required to pay on our variable rate indebtedness increases even though the amount borrowed remains the same.

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

Income tax expense for the three months ended March 30, 2007 was $53 million on pretax losses of $33 million, and included zero tax benefit related to the $147 million loss on retirement of debt discussed previously.

RESULTS OF OPERATIONS

The following unaudited consolidated statements of operations compare the results of operations for the three months ended March 30, 2007 and March 31, 2006.

Total Company Results of Operations

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 30, 2007 and March 31, 2006
(Unaudited)

	Three Months Ended		Variance
	March 30,	March 31,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Sales	$3,567	$3,396	$171
Cost of sales	3,247	3,035	212

Gross profit	320	361	(41)
Administrative and selling expenses	132	129	3
Amortization of intangible assets	9	9	—
Restructuring charges and asset impairments	8	8	—
Other income — net	(4)	(12)	(8)

Operating income	175	227	(52)
Interest expense — net	63	60	3
Loss on retirement of debt	147	57	90
Accounts receivable securitization costs	1	1	—
Equity in earnings of affiliates, net of tax	(6)	(4)	2
Minority interest, net of tax	3	3	—

(Losses) earnings before income taxes	(33)	110	(143)
Income tax expense	53	63	(10)

Net (losses) earnings	$(86)	$47	$(133)

Three Months Ended March 30, 2007 Compared to Three Months Ended March 31, 2006

Sales for the three months ended March 30, 2007 were $3.6 billion, an increase of $171 million compared to $3.4 billion for the three months ended March 31, 2006. The increase was driven primarily by the favorable effect of foreign currency exchange of $153 million as the dollar weakened against other currencies (most notably the Euro), as well as higher volume (net of price reductions provided to customers) of $18 million.

Gross profit for the three months ended March 30, 2007 was $320 million, a decrease of $41 million compared to $361 million for the three months ended March 31, 2006. The decrease was driven primarily by price reductions and other costs related to our customers and higher inflation, in excess of cost reductions, of $36 million and adverse product mix of $9 million driven primarily by lower customer vehicle production in North America, net of higher volume in Europe and other regions, and the replacement of programs with lower margin module business. Other drivers included costs incurred from property damage at our brake line production facility located in South America of $8 million, higher costs resulting from inefficient product launches within the Automotive Components segment of $6 million and higher warranty expense of $2 million partially offset by a reduction in pension and post-employment benefit expense of $16 million and higher engineering recoveries net of engineering expense of $3 million. Gross profit as a percentage of sales for the three months ended March 30, 2007 was 9.0% compared to 10.6% for the three months ended March 31, 2006.

Administrative and selling expenses for the three months ended March 30, 2007 were $132 million, an increase of $3 million compared to $129 million for the three months ended March 31, 2006. The increase was driven primarily by the unfavorable impact of foreign currency exchange of $7 million partially offset by a decrease in pension and other post employment benefit expense and other costs of $5 million. Administrative and selling expenses as a percentage of sales were 3.7% for the three months ended March 30, 2007, and 3.8% for the three months ended March 31, 2006.

Amortization of intangible assets was $9 million for each of the three months ended March 30, 2007 and March 31, 2006.

Restructuring charges and asset impairments were $8 million for each of the three months ended March 30, 2007 and March 31, 2006. Such charges for the three months ended March 30, 2007, included $5 million of severance and other costs related to the closure and consolidation of certain facilities and $3 million of asset impairments related to restructuring activities. Such charges for the three months ended March 31, 2006, included $7 million of severance and other costs related to the closure and consolidation of certain facilities and $1 million of asset impairments related to restructuring activities.

Other income — net for the three months ended March 30, 2007 was $4 million, a decrease of $8 million compared to $12 million for the three months ended March 31, 2006. The decrease was driven primarily by the unfavorable impact of foreign currency exchange of $5 million, lower gains on the sale of assets of $2 million, and costs associated with the property damage at our brake line production facility located in South America of $1 million.

Interest expense — net for the three months ended March 30, 2007 was $63 million as compared to $60 million for the three months ended March 31, 2006. The increase is due to the impact of rising interest rates on the Company’s floating rate debt.

Loss on retirement of debt for the three months ended March 30, 2007, totaled $147 million compared to $57 million for the three months ended March 31, 2006. On March 26, 2007, we repurchased substantially all of the Old Notes for $1,386 million resulting in a loss on retirement of debt of $147 million, comprised of $111 million for redemption premiums paid for the Old Notes tendered on or before the Consent Date, $20 million for the write-off of deferred debt issue costs, $11 million relating to the principal amount in excess of carrying value of the 9 3/8% Senior Notes and $5 million of fees. In February 2006, we repurchased of all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020, for £137 million, or approximately $243 million. The repayment of debt resulted in a pretax charge of £32 million, or approximately $57 million, for loss on retirement of debt, which has been recognized in our first quarter 2006 results.

Accounts receivable securitization costs were $1 million for each of the three month periods ended March 30, 2007 and March 31, 2006.

Equity in earnings of affiliates was $6 million for the three months ended March 30, 2007, as compared to $4 million for the three months ended March 31, 2006. The increase was driven primarily by a higher level of earnings from affiliates in Asia.

Minority interest was $3 million for each of the three months ended March 30, 2007 and March 31, 2006.

Income tax expense for the three months ended March 30, 2007 was $53 million on pre-tax losses of $33 million as compared to income tax expense of $63 million on pre-tax earnings of $110 million for the three months ended March 31, 2006. Income tax expense for the three months ended March 30, 2007 and March 31, 2006, includes zero tax benefit related to the $147 million and $57 million loss on retirement of debt, respectively. The income tax rate varies from the United States statutory income tax rate due primarily to losses in the United States and certain foreign jurisdictions, including the losses on retirement of debt noted above, without recognition of a corresponding income tax benefit, partially offset by favorable foreign tax rates, holidays, and credits.

SEGMENT RESULTS OF OPERATIONS

The following table reconciles segment sales and earnings before taxes to consolidated sales and earnings before taxes for three months ended March 30, 2007 and March 31, 2006.

	Three Months Ended
	March 30,	March 31,
	2007	2006
	(Dollars in millions)

Sales:
Chassis Systems	$1,896	$1,815
Occupant Safety Systems	1,182	1,144
Automotive Components	489	437

	$3,567	$3,396

Earnings before taxes:
Chassis Systems	$70	$94
Occupant Safety Systems	123	133
Automotive Components	24	35

Segment earnings before taxes	217	262
Corporate expense and other	(39)	(34)
Financing costs	(64)	(61)
Loss on retirement of debt	(147)	(57)

(Losses) earnings before taxes	$(33)	$110

Chassis Systems

Three Months Ended March 30, 2007 Compared to Three Months Ended March 31, 2006

	Three Months Ended		Variance
	March 30,	March 31,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Sales	$1,896	$1,815	$81
Earnings before taxes	70	94	(24)
Restructuring charges included in earnings before taxes	3	6	(3)

Sales for the Chassis Systems segment for the three months ended March 30, 2007 were $1,896 million, an increase of $81 million as compared to $1,815 million for the three months ended March 31, 2006. The increase was driven primarily by the favorable impact of foreign currency exchange of $95 million, partially offset by price reductions to customers (net of favorable volume) of $14 million.

Earnings before taxes for the Chassis Systems segment for the three months ended March 30, 2007 were $70 million, a decrease of $24 million as compared to $94 million for the three months ended March 31, 2006. The decrease was driven primarily by adverse volume and mix of $16 million attributable to lower customer vehicle production in North America and the replacement of higher margin programs with lower margin module business, the unfavorable impact from property damage at our brake line production facility located in South America of $9 million, price reductions to our customers and higher inflation (net of savings from cost reductions) of $5 million, the unfavorable impact of foreign currency exchange of $2 million, higher warranty costs of $2 million and higher engineering expenses of $2 million. A reduction in net pension and post-employment benefit spending of $11 million, and lower restructuring charges of $3 million partially offset these costs. Chassis Systems recorded restructuring charges of $3 million and $6 million in connection with severance and costs related to the consolidation of certain facilities for the three months ended March 30, 2007 and March 31, 2006, respectively.

Occupant Safety Systems

Three Months Ended March 30, 2007 Compared to Three Months Ended March 31, 2006

	Three Months Ended		Variance
	March 30,	March 31,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Sales	$1,182	$1,144	$38
Earnings before taxes	123	133	(10)
Restructuring charges and asset impairments included in earnings before taxes	4	2	2

Sales for the Occupant Safety Systems segment for the three months ended March 30, 2007 of $1,182 million, an increase of $38 million, as compared to $1,144 million for the three months ended March 31, 2006. The increase related to the favorable impact of foreign currency exchange of $31 million, and favorable volume (net of price reductions provided to customers) of $7 million.

Earnings before taxes for the Occupant Safety Systems segment for the three months ended March 30, 2007 were $123 million, a decrease of $10 million, as compared to $133 million for the three months ended March 31, 2006. The decrease was driven primarily by price reductions to our customers (net of savings from cost reductions) of $14 million, and the unfavorable impact of foreign currency exchange of $3 million, partially offset by higher engineering recoveries (net of engineering expense) of $6 million. Occupant Safety Systems recorded restructuring changes and asset impairments of $4 million and $2 million in connection with the closure and consolidation of certain facilities for the three months ended March 30, 2007 and March 31, 2006, respectively.

Automotive Components

Three Months Ended March 30, 2007 Compared to Three Months Ended March 31, 2006

	Three Months Ended		Variance
	March 30,	March 31,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Sales	$489	$437	$52
Earnings before taxes	24	35	(11)
Restructuring charges included in earnings before taxes	1	—	1

Sales for the Automotive Components segment for the three months ended March 30, 2007 were $489 million, an increase of $52 million, as compared to $437 million for the three months ended March 31, 2006. The increase was driven primarily by the favorable impact of foreign currency exchange of $27 million, and higher volume (net of price reductions provided to customers) of $24 million.

Earnings before taxes for the Automotive Components segment for the three months ended March 30, 2007 were $24 million, a decrease of $11 million, as compared to $35 million for the three months ended March 31, 2006. The decrease was driven primarily by higher inflation and price reductions provided to customers (net of cost reductions) of $11 million, and higher costs resulting from inefficient product launches of $6 million, partially offset by higher volume (net of adverse mix) of $4 million and the favorable impact of foreign currency exchange of $2 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities.  Cash used in operating activities for the three months ended March 30, 2007 was $221 million as compared to cash provided by operating activities of $18 million for the three months ended March 31, 2006. The decline was due primarily to the timing of customer receipts and an increase in inventory balances, partially offset by other net working capital improvements.

Investing Activities.  Cash used in investing activities for the three months ended March 30, 2007 was $136 million as compared to $76 million for the three months ended March 31, 2006.

During the three months ended March 30, 2007 and March 31, 2006, we spent $119 million and $83 million, respectively, in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches started in 2006 and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $540 million, or approximately 4% of sales, in such capital expenditures during 2007.

Financing Activities.  Cash provided by financing activities was $122 million for the three months ended March 30, 2007, as compared to cash used in financing activities of $243 million in the three months ended March 31, 2006. During the three months ended March 30, 2007, we repurchased substantially all of our Old Notes for approximately $1,386 million, and issued the New Senior Notes for cash proceeds of approximately $1,465 million. Proceeds from the issuance of the New Senior Notes were used to fund the repurchase of the Old Notes and for general corporate purposes. On February 2, 2006, we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020, for £137 million, or approximately $243 million.

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

In connection with the acquisition by the Blackstone Investors of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop Grumman Corporation (“Northrop”) (the “Acquisition), our wholly-owned subsidiary TRW Automotive Inc. issued the Old Notes, entered into the senior secured credit facilities, consisting of a revolving credit facility and term loan facilities, and initiated a trade accounts receivable securitization program, or the receivables facility.

In March 2007, we issued New Senior Notes consisting of 7% Senior Notes due 2014 and 6 3/8% Senior Notes due 2014 in principal amounts of $500 million and €275 million, respectively, and 7 1/4% Senior Notes due 2017 in the principal amount of $600 million. The proceeds from the issuance of the New Senior Notes of $1,465 million were used to repurchase substantially all of the Old Notes previously outstanding and for general corporate purposes.

We intend to draw down on, and use proceeds from, the revolving credit facility under our senior secured credit facilities, as amended or refinanced, and our United States and European accounts receivables facilities (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of March 30, 2007, we had approximately $818 million of availability under our revolving credit facility after giving effect to $82 million in outstanding letters of credit and guarantees, which reduced the amount available. As of March 30, 2007, approximately $288 million of our total reported accounts receivable balance was considered eligible for borrowings under our United States receivables facility, of which approximately $209 million would have been available for funding. We had no outstanding borrowings under this receivables facility as of March 30, 2007. In addition, as of March 30, 2007, we had approximately €138 million and £25 million available under our European accounts receivable facilities. We had no outstanding borrowings under the European accounts receivable facilities as of March 30, 2007.

During any given month, we anticipate that we will draw as much as an aggregate of $400 million from the Liquidity Facilities. The amounts drawn under the Liquidity Facilities typically will be paid back throughout the month as cash from customers is received. We may then draw upon such facilities again for working capital purposes in the same or succeeding months. These borrowings reflect normal working capital utilization of liquidity. In addition, we own a 78.4% interest in Dalphi Metal Espana, S.A. (“Dalphimetal”). Dalphimetal and its subsidiaries have approximately €46 million of credit facilities, of which €3 million was available as of March 30, 2007. Our subsidiaries in the Asia Pacific region also have various credit facilities totaling approximately $124 million (US dollar equivalent), of which $75 million (US dollar equivalent), was available on March 30, 2007. These borrowings are primarily in the local currency of the country where our subsidiary’s operations are located. We expect that these additional facilities will be drawn from time to time for normal working capital purposes.

We intend to refinance the existing senior secured credit facilities with new facilities in approximately the same amount, and plan to close the transaction during the second quarter of 2007.

Debt Repurchases.  On March 26, 2007, we repurchased substantially all of the Old Notes for $1,386 million resulting in a loss on retirement of debt of $147 million. We funded the repurchase from the issuance of the New Senior Notes.

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

We continuously evaluate our capital structure in order to ensure the most appropriate and optimal structure. As market conditions warrant, we and our majority equity holders, including the Blackstone Investors, may, from time to time, repurchase senior notes, senior subordinated notes or any other of our debt in the open market, by tender offers or through redemption or retirement.

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

Credit Ratings.  Set forth below are our credit ratings for Standard & Poor’s, Moody’s and Fitch as of March 30, 2007.

	S & P	Moody’s	Fitch

Corporate Rating	BB+	Ba2	BB
Bank Debt Rating	BB+	Ba1	BB+
New Senior Notes Rating	BB−	Ba3	BB−
Old Notes Rating	*	*	*

*	Ratings withdrawn or in the process of being withdrawn

Senior Secured Credit Facilities.  The senior secured credit facilities consist of a secured revolving credit facility and various senior secured term loan facilities (the “Senior Secured Credit Facilities”). As of March 30, 2007, the term loan facilities, with maturities ranging from 2010 to 2012, consisted of an aggregate of $1.6 billion dollar-denominated term loans and the revolving credit facility provided for borrowing of up to $900 million.

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

We intend to refinance the Senior Secured Credit Facilities with new facilities in approximately the same amount, and plan to close the transaction during the second quarter of 2007.

Guarantees and Security of Senior Secured Credit Facilities.  The Senior Secured Credit Facilities are unconditionally guaranteed on a senior secured basis, in each case, by us, substantially all existing and subsequently acquired domestic subsidiaries of our indirect wholly-owned subsidiary, TRW Automotive Inc. (other than our receivables subsidiaries and our captive insurance subsidiary) and by TRW Automotive Finance (Luxembourg, S.a.r.l.). Obligations of the foreign subsidiary borrowers are unconditionally guaranteed by us, TRW Automotive Inc. and certain foreign subsidiaries of TRW Automotive Inc. The Senior Secured Credit Facilities are secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive Inc. and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of TRW Automotive Inc. and substantially all of its domestic subsidiaries, and 65% of the stock of foreign subsidiaries owned by domestic entities. In addition, foreign borrowings under the Senior Secured Credit Facilities are secured by assets of the foreign borrowers.

Interest Payments.  Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the administrative agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) London Inter-Bank Offered Rates (“LIBOR”) or a eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of March 30, 2007, the applicable margin for the term loan A and the revolving credit facility was 0.375% with respect to base rate borrowings and 1.375% with respect to Eurocurrency borrowings, and the applicable margin for the term loan B, term loan B-2 and term loan E was 0.50% with respect to the base rate borrowings and 1.50% with respect to Eurocurrency borrowings. The commitment fee on the undrawn amounts under the revolving credit facility was 0.35%. The commitment fee on the revolving credit facility and the applicable margin on the senior credit facilities are subject to a leverage-based grid. Variable rate debt exposes us to the risk of rising interest rates. As interest rates increase, our debt service obligation on variable rate debt increases, even though principal amounts borrowed remain unchanged.

Our New Senior Notes, which mature in 2014 and 2017, bear interest, payable semi-annually on March 15 and September 15, at fixed rates ranging from 6 3/8% to 7 1/4%. Our remaining Old Notes, which mature in 2013, bear interest, payable semi-annually on February 15 and August 15, at fixed rates ranging from 9 3/8% to 11 3/4%.

Debt Restrictions.  The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of our subsidiaries to incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase capital stock, incur liens, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness and change the business conducted by us and our subsidiaries. In addition, the Senior Secured Credit Facilities contain financial covenants relating to a maximum total leverage and a minimum interest coverage ratio, and require certain prepayments from excess cash flows, as defined, and in connection with certain asset sales and the incurrence of debt not permitted under the Senior Secured Credit Facilities. The Senior Secured Credit Facilities generally restrict the payment of dividends or other distributions by TRW Automotive Inc., subject to specified exceptions. The exceptions include, among others, the making of payments or distributions in respect of expenses required for us and our wholly-owned subsidiary, TRW Automotive Intermediate Holdings Corp., to maintain our corporate existence, general corporate overhead expenses, tax liabilities and legal and accounting fees. Since we are a holding company without any independent operations, we do not have significant cash obligations, and are able to meet our limited cash obligations under the exceptions to our debt covenants.

The indentures governing the New Senior Notes contain covenants that impose significant restrictions on the business. The covenants, among other things, restrict, subject to a number of qualifications and limitations, the ability of TRW Automotive Inc. and its subsidiaries, to pay certain dividends and distributions or repurchase our capital stock, incur liens, engage in mergers or consolidations, and enter into sale and leaseback transactions.

In connection with the tender offers to purchase the Old Notes, we also received consents to amend the indentures governing the Old Notes. The amendments eliminated substantially all of the covenants and certain events of default and modified the provisions relating to the defeasance of the remaining Old Notes.

Interest Rate Swap Agreements.  In November 2005, the Company entered into a series of interest rate swap agreements with a total notional value of $250 million to hedge the variability of interest payments associated with its variable-rate term debt. Since the interest rate swaps hedged the variability of interest payments on variable rate debt with the same terms, they qualified for cash flow hedge accounting treatment. The swap agreements were expected to settle in January 2008. In October and November 2006, the Company unwound the interest rate swap with a total notional value of $250 million. As of March 30, 2007, the Company had approximately $1 million remaining in other comprehensive earnings relating to these interest rate swaps.

In January 2004, the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements was equal to the face value of the designated debt instrument. The swap agreements were expected to settle in February 2013, the maturity date of the corresponding debt instrument. Since these interest rate swaps hedged the designated debt balance and qualified for fair value hedge accounting, changes in the fair value of the swaps also resulted in a corresponding adjustment to the value of the debt. In February 2007, the Company unwound the interest rate swaps with a total notional value of $500 million and paid approximately $12 million. In conjunction with the repurchase of the Old Notes, an $11 million adjustment to the value of the corresponding debt was immediately written off to loss on retirement of debt.

Contractual Obligations and Commitments

In March 2007, we repurchased substantially all of the Old Notes for approximately $1,386 million, and issued the New Senior Notes for proceeds of approximately $1,465 million.

Under the master purchase agreement relating to the Acquisition, we are required to indemnify Northrop Grumman Corporation (“Northrop”) for certain tax losses or liabilities pertaining to pre-Acquisition periods. This indemnification obligation is capped at $67 million. Payments of approximately $62 million were made through

2006. During the first three months of 2007, we made tax payments of approximately $5 million pursuant to this indemnification. As such, the Company has no remaining obligation under this indemnity.

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

We have entered into a receivables facility, which, as amended, extends to December 2009 and currently provides up to $209 million in funding from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors. The Company reduced the committed amount of the Receivables Facility from $400 million to $250 million on January 24, 2006 due to decreased availability under the Receivables Facility as a result of certain customer credit downgrades below investment grade. On January 19, 2007 the Company further reduced the committed amount of the facility from $250 million to $209 million and amended certain terms of the Receivables Facility to increase availability of funding under the facility.

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

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). We had no outstanding borrowings under this facility as of March 30, 2007.

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

However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the borrower’s assets, we are required to consolidate the borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as accounts receivable securitization costs. As there were no borrowings outstanding under the receivables facility during the three months ended March 30, 2007, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the borrower’s assets and, therefore, the financial position and results of operations of the borrower were included in our consolidated financial statements as of March 30, 2007.

Other Receivables Facilities

In addition to the receivables facility described above, certain of the Company’s European subsidiaries have entered into receivables financing arrangements. The Company has up to €75 million available until January 2008 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. Additionally, the Company has a receivables financing arrangement of up to £25 million available until November 2007 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its United Kingdom affiliates and sells those trade receivables to a United Kingdom bank. The Company has a factoring arrangement in France which provides for availability of up to €80 million until July 2007. This arrangement involves a wholly-owned special purpose vehicle which purchases trade receivables from its French affiliates and sells those trade receivables to a French bank. All European arrangements are renewable for one year at the end of their respective terms, if not terminated. As of March 30, 2007, approximately €138 million and £25 million was available for funding under the Company’s European accounts receivable facilities. There were no outstanding borrowings under any of these facilities as of March 30, 2007 or December 31, 2006.

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

A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of March 30, 2007, we had reserves for environmental matters of $57 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of the indemnification provided for in the master purchase agreement under which Northrop has agreed to indemnify us for 50% of any environmental liabilities associated with the operation or ownership of TRW Inc.’s automotive business existing at or prior to the Acquisition, subject to certain exceptions.

We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, results of operations or competitive position. Our capital expenditures for environmental control facilities during 2007 are not expected to be material to us. We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on our financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

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

On May 31, 2006, the National Highway Traffic Safety Administration opened an Engineering Analysis of front suspension lower ball joints on model year 2002-2006 Jeep Liberty vehicles. A subsidiary of the Company manufactured the ball joint used in this suspension system. On August 1, 2006, the Chrysler unit of DaimlerChrysler A.G. announced a voluntary recall to address this issue. The recall is estimated to affect 826,687 vehicles. DaimlerChrysler has submitted a claim for a portion of the costs relating to the recall. The Company has not accepted such claim and believes it has meritorious defenses to the claim. At this time, the Company does not expect this recall to have a material impact on its results of operations or financial condition.

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

OUTLOOK

For the year ending December 31, 2007, we expect revenue in the range of $13.8 to $14.2 billion, including second quarter sales of approximately $3.6 billion, and expect earnings per diluted share in the range of $0.62 to $0.92. For 2007, we expect pre-tax restructuring expenses of $45 million, of which $12 million is expected to be incurred during the second quarter, and an effective tax rate of 42%. Capital expenditures are expected to be approximately 4% of sales for the year ending December 31, 2007.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors which could cause our actual results to differ materially from those suggested by our forward-looking statements are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under “Item 1A. Risk Factors” and include: our ability to complete the refinancing of our credit facilities; production cuts or restructuring by our major customers; work stoppages or other labor issues at the facilities of our customers or suppliers; non-performance by, or insolvency of, our suppliers and customers, which may be exacerbated by recent bankruptcies and other pressures within the automotive industry; the inability of our suppliers to deliver products at the scheduled rate and disruptions arising in connection therewith; interest rate risk arising from our variable rate indebtedness (which constitutes a significant portion of our indebtedness); loss of market share by domestic vehicle manufacturers; efforts by our customers to consolidate their supply base; severe inflationary pressures impacting the market for commodities; escalating pricing pressures from our customers; our dependence on our largest customers; fluctuations in foreign exchange rates; our substantial leverage; product liability and warranty and recall claims and efforts by customers to alter terms and conditions concerning warranty and recall participation; limitations on flexibility in operating our business contained in our debt agreements; the possibility that our owners’ interests will conflict with ours; and other risks and uncertainties set forth in our Form 10-K and our other filings with the Securities and Exchange Commission.

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

Foreign Currency Exchange Rate Risk.  We utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts and, to a lesser extent, options are utilized to protect our cash flow from adverse movements in exchange rates. These derivative instruments are currently only used to hedge transaction exposures but may in the future be used to hedge also translation exposures. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of March 30, 2007, approximately 18% of our total debt was in foreign currencies as compared to 15% as of December 31, 2006.

Interest Rate Risk.  We are subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. In order to manage interest costs, we utilize interest rate swap agreements to exchange fixed and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (“LIBOR”). As of March 30, 2007, approximately 51% of our total debt was at variable interest rates, with no interest rate swaps in effect, compared to December 31, 2006, when approximately 55% of our total debt was at variable interest rates (or 71% when considering the effect of interest rate swaps).

Sensitivity Analysis.  We utilize a sensitivity analysis model to calculate the fair value, cash flows or income statement impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of March 30, 2007 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed. The results of the sensitivity model calculations follow:

	Assuming a 10%	Assuming a 10%	Favorable
	Increase in	Decrease in	(Unfavorable)
Market Risk	Rates	Rates	Change in
	(Dollars in millions)

Foreign Currency Rate Sensitivity:
Forwards *
— Long US$	$(41)	$41	Fair value
— Short US$	$36	$(36)	Fair value
Debt **
— Foreign currency denominated	$(59)	$59	Fair value
Interest Rate Sensitivity:
Debt
— Fixed rate	$63	$(67)	Fair value
— Variable rate	$(11)	$11	Cash flow

*	Change in fair value of forward contracts hedging the identified underlying positions assuming a 10% change in the value of the U.S. Dollar vs. foreign currencies.

**	Change in fair value of foreign currency denominated debt assuming a 10% change in the value of the foreign currency.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 30, 2007, have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and submitted to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in this Quarterly Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies,” there have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A.	Risk Factors

There have been no material changes in risk factors involving the Company or its subsidiaries from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer repurchases

The independent trustee of our 401(k) plans and similar plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and matching contributions in Company stock to employee investments. In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and for the satisfaction of tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the Company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of this Report on Form 10-Q. In addition, although our stock incentive plan also permits the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding, there was no such withholding in the first quarter of 2007.

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

Date: May 2, 2007