Form 10-Q
period 2007-06-29
TRW AUTOMOTIVE HOLDINGS CORP
filed 2007-08-01
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

As of July 27, 2007, the number of shares outstanding of the registrant’s Common Stock was 100,608,738.

TRW Automotive Holdings Corp.

i

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Earnings

	Three Months Ended
	June 29,	June 30,
	2007	2006
	(Unaudited)
	(In millions, except per share amounts)

Sales	$3,754	$3,461
Cost of sales	3,414	3,103

Gross profit	340	358
Administrative and selling expenses	143	140
Amortization of intangible assets	9	9
Restructuring charges and asset impairments	11	11
Other income — net	(28)	(3)

Operating income	205	201
Interest expense — net	56	60
Loss on retirement of debt	8	—
Accounts receivable securitization costs	1	1
Equity in earnings of affiliates, net of tax	(9)	(9)
Minority interest, net of tax	7	5

Earnings before income taxes	142	144
Income tax expense	45	53

Net earnings	$97	$91

Basic earnings per share:
Earnings per share	$0.97	$0.91

Weighted average shares	99.5	100.3

Diluted earnings per share:
Earnings per share	$0.94	$0.88

Weighted average shares	103.4	103.7

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Earnings

	Six Months Ended
	June 29,	June 30,
	2007	2006
	(Unaudited)
	(In millions, except per share amounts)

Sales	$7,321	$6,857
Cost of sales	6,661	6,138

Gross profit	660	719
Administrative and selling expenses	275	269
Amortization of intangible assets	18	18
Restructuring charges and asset impairments	19	19
Other income — net	(32)	(15)

Operating income	380	428
Interest expense — net	119	120
Loss on retirement of debt	155	57
Accounts receivable securitization costs	2	2
Equity in earnings of affiliates, net of tax	(15)	(13)
Minority interest, net of tax	10	8

Earnings before income taxes	109	254
Income tax expense	98	116

Net earnings	$11	$138

Basic earnings per share:
Earnings per share	$0.11	$1.38

Weighted average shares	99.0	99.9

Diluted earnings per share:
Earnings per share	$0.11	$1.34

Weighted average shares	102.5	103.3

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	June 29,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$275	$578
Marketable securities	9	11
Accounts receivable — net	2,194	2,049
Receivable from affiliate	359	—
Inventories	847	768
Prepaid expenses and other current assets	303	270

Total current assets	3,987	3,676
Property, plant and equipment — net of accumulated depreciation of $1,899 million and $1,644 million, respectively	2,746	2,714
Goodwill	2,282	2,275
Intangible assets — net	725	738
Pension asset	1,028	979
Other assets	773	751

Total assets	$11,541	$11,133

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$140	$69
Current portion of long-term debt	31	101
Trade accounts payable	2,218	1,977
Accrued compensation	295	271
Other current liabilities	1,166	1,257

Total current liabilities	3,850	3,675
Long-term debt	2,871	2,862
Post-retirement benefits other than pensions	635	645
Pension benefits	700	722
Other long-term liabilities	865	723

Total liabilities	8,921	8,627
Minority interests	120	109
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,164	1,125
Retained earnings	319	308
Accumulated other comprehensive earnings	1,016	963

Total stockholders’ equity	2,500	2,397

Total liabilities, minority interests and stockholders’ equity	$11,541	$11,133

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 29,	June 30,
	2007	2006
	(Unaudited)
	(Dollars in millions)

Operating Activities
Net earnings	$11	$138
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	268	253
Pension and other post-retirement benefits, net of contributions	(94)	(77)
Net gains on sale of assets	(12)	(2)
Loss on retirement of debt	155	57
Other — net	21	2
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable — net, and receivable from affiliate	(450)	(288)
Inventories	(54)	3
Trade accounts payable	201	74
Other assets	(38)	3
Other liabilities	61	88

Net cash provided by operating activities	69	251
Investing Activities
Capital expenditures	(228)	(202)
Acquisitions, net of cash acquired	(12)	—
Termination of interest rate swaps	(12)	—
Proceeds from sales/leaseback transactions	6	—
Net proceeds from asset sales and divestitures	17	10
Other — net	—	(1)

Net cash used in investing activities	(229)	(193)
Financing Activities
Change in short-term debt	50	(19)
Net proceeds from revolving credit facility	200	—
Proceeds from issuance of long-term debt, net of fees	2,582	22
Redemption of long-term debt	(2,993)	(273)
Proceeds from exercise of stock options	28	17

Net cash used in financing activities	(133)	(253)
Effect of exchange rate changes on cash	(10)	39

Decrease in cash and cash equivalents	(303)	(156)
Cash and cash equivalents at beginning of period	578	659

Cash and cash equivalents at end of period	$275	$503

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements

1.	Description of Business

TRW Automotive Holdings Corp. (also refered to herein as the “Company”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and related aftermarkets. The Company conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). The Company is primarily a “Tier 1” supplier (a supplier which sells to OEMs). In 2006, approximately 86% of the Company’s end-customer sales were to major OEMs.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three and six months ended June 29, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

The Company follows a fiscal calendar that ends on December 31. However, each fiscal quarter has three periods consisting of one five week period and two four week periods. Each quarterly period ends on a Friday, with the possible exception of the final quarter of the year, which always ends on December 31.

Earnings per Share.  Basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings per share were:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
	(In millions)

Weighted average shares outstanding	99.5	100.3	99.0	99.9
Effect of dilutive securities	3.9	3.4	3.5	3.4

Diluted shares outstanding	103.4	103.7	102.5	103.3

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table presents the movement in the product warranty liability for the three and six month periods ended June 29, 2007 and June 30, 2006:

		Current
		Period
		Accruals,		Effects of
		net of	Used for	Foreign
	Beginning	Changes in	Purposes	Currency	Ending
	Balance	Estimates	Intended	Translation	Balance
	(Dollars in millions)

Three months ended June 29, 2007	$135	13	(12)	1	$137
Six months ended June 29, 2007	$133	28	(27)	3	$137
Three months ended June 30, 2006	$111	21	(9)	3	$126
Six months ended June 30, 2006	$101	34	(15)	6	$126

Comprehensive Earnings.  The components of comprehensive earnings, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Net earnings	$97	$91	$11	$138
Foreign currency translation earnings, net	36	34	50	67
Realized net gains (losses) on cash flow hedges	10	1	6	(8)
Adjustments to pension and post-retirement benefits other than pension liabilities	1	—	(3)	—

Comprehensive earnings	$144	$126	$64	$197

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), which requires employers to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The Company adopted the recognition provisions of SFAS No. 158 as of December 31, 2006, resulting in the recognition of the Company’s overfunded and underfunded defined benefit pension and other postretirement plans as assets and liabilities, respectively, with corresponding offsets, net of tax, to accumulated other comprehensive earnings. Such adoption had no impact on the Company’s results of operations or cash flows. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This requirement is effective for fiscal years ending after December 15, 2008. The Company has not completed its analysis of the potential impact of the adoption of the measurement date principles of SFAS No. 158 on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

3.	Restructuring Charges and Asset Impairments

Restructuring charges and asset impairments include the following:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Severance and other charges	$7	$7	$12	$14
Asset impairments related to restructuring activities	1	—	4	1

Total restructuring charges	8	7	16	15
Other asset impairments	3	4	3	4

Total restructuring charges and asset impairments	$11	$11	$19	$19

Restructuring charges and asset impairments by segment are as follows:

Chassis Systems

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Severance and other charges	$5	$4	$8	$10

Total restructuring charges	5	4	8	10
Other asset impairments	3	3	3	3

Total restructuring charges and asset impairments	$8	$7	$11	$13

For the three and six months ended June 29, 2007, the Company incurred charges of $5 million and $8 million, respectively, related to severance, retention and outplacement services at various production facilities in its Chassis Systems segment.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

For the three and six months ended June 30, 2006, the Company incurred charges of $4 million and $10 million, respectively, related to severance, retention and outplacement services at various production facilities in its Chassis Systems segment.

For the three and six months ended June 29, 2007, the Company recorded other asset impairments of $3 million in its Chassis Systems segment to write down certain buildings to fair value based on current real estate market conditions.

For the three and six months ended June 30, 2006, the Company recorded other asset impairments of $3 million in its Chassis Systems segment to write down certain machinery and equipment to fair value based on estimated future cash flows.

Occupant Safety Systems

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Severance and other charges	$(2)	$2	$(1)	$3
Asset impairments related to restructuring activities	—	—	3	1

Total restructuring charges	(2)	2	2	4
Other asset impairments	—	1	—	1

Total restructuring charges and asset impairments	$(2)	$3	$2	$5

During the three months ended June 29, 2007, the Company reversed $2 million of reserves for severance and other charges associated with the closing of a facility as the related activities were completed at a lower cost than previously estimated. During the six months ended June 29, 2007, the Company incurred charges of $1 million related to severance, retention and outplacement services at various production facilities in its Occupant Safety Systems segment, which were offset by the $2 million reserve reversal.

During the three and six months ended June 30, 2006, the Company incurred charges of $2 million and $3 million, respectively, primarily related to severance, retention and outplacement services at the Company’s Cookeville, Tennessee facility.

For the six months ended June 29, 2007, the Company recorded net asset impairments related to restructuring activities of $3 million to write down certain machinery and equipment to fair value based on estimated future cash flows.

For the six months ended June 30, 2006, the Company recorded net asset impairments related to restructuring activities of $1 million in its Occupant Safety Systems segment to write down certain buildings to fair value based on current real estate market conditions.

For the three and six months ended June 30, 2006, the Company recorded other asset impairments of $1 million in its Occupant Safety Systems segment to write down certain machinery and equipment to fair value based on estimated future cash flows.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

Automotive Components

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Severance and other charges	$4	$1	$5	$1
Asset impairments related to restructuring activities	1	—	1	—

Total restructuring charges and asset impairments	$5	$1	$6	$1

For the three and six months ended June 29, 2007, the Company incurred charges of $4 million and $5 million, respectively, related to severance, retention and outplacement services in its Automotive Components segment, primarily related to the closure of a facility in Spain.

For the three and six months ended June 30, 2006, the Company incurred charges of $1 million related to severance and headcount reductions at certain production facilities in its Automotive Components segment.

For the three and six months ended June 29, 2007, the Company recorded net asset impairments related to restructuring activities of $1 million in its Automotive Components segment to write down certain machinery and equipment to fair value based on estimated future cash flows.

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges:

		Current
		Period Accruals,	Purchase	Used for	Effects of Foreign
	Beginning	Net of Changes	Price	Purposes	Currency	Ending
	Balance	in Estimates	Allocation	Intended	Translation	Balance
	(Dollars in millions)

Three months ended June 29, 2007	$53	7	—	(17)	1	$44
Six months ended June 29, 2007	$66	12	1	(36)	1	$44
Three months ended June 30, 2006	$60	7	—	(9)	2	$60
Six months ended June 30, 2006	$69	14	(5)	(21)	3	$60

Of the $44 million restructuring reserves accrued as of June 29, 2007, approximately $31 million is expected to be paid in 2007. The remainder is expected to be paid in 2008 through 2011 and is comprised mainly of involuntary employee termination arrangements outside the United States.

During the six months ended June 29, 2007 and June 30, 2006, the Company recorded adjustments of approximately $1 million and $(5) million, respectively, to purchase price allocations related to acquisitions in accordance with the provisions of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

4.	Inventories

The major classes of inventory are as follows:

	As of
	June 29,	December 31,
	2007	2006
	(Dollars in millions)

Finished products and work in process	$433	$395
Raw materials and supplies	414	373

Total inventories	$847	$768

5.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components
	Segment	Segment	Segment	Total
	(Dollars in millions)

Balance as of December 31, 2006	$866	$949	$460	$2,275
Acquisitions and purchase price adjustments	5	—	—	5
Effects of foreign currency translation	—	2	—	2

Balance as of June 29, 2007	$871	$951	$460	$2,282

During the six months ended June 29, 2007, the Company completed an acquisition in its Chassis Systems segment which was not material to the Company’s financial position. In conjunction with this acquisition, the Company recorded goodwill of approximately $5 million, which is subject to adjustment while the Company finalizes its purchase price allocation.

Intangible assets

The following table reflects intangible assets and related amortization:

	As of June 29, 2007			As of December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$497	$(102)	$395	$492	$(89)	$403
Developed technology	81	(44)	37	81	(39)	42
Non-compete agreements	1	—	1	1	—	1

Total	579	$(146)	433	574	$(128)	446

Indefinite-lived intangible assets:
Trademarks	292		292	292		292

Total	$871		$725	$866		$738

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

In conjunction with the acquisition in its Chassis Systems segment, the Company recorded customer relationships of approximately $4 million during the six months ended June 29, 2007.

The weighted average amortization periods for intangible assets subject to amortization are as follows:

Weighted Average
Amortization Period

Customer relationships	20 years
Developed technology	8 years
Non-compete agreements	5 years

Aggregate amortization expense for each of the three month periods ended June 29, 2007 and June 30, 2006 was $9 million. Aggregate amortization expense for each of the six month periods ended June 29, 2007 and June 30, 2006 was $18 million. The Company expects that ongoing amortization expense will approximate the following over the next five years:

Amortization
Years Ending December 31,	Expense
(Dollars in millions)

2007	$36
2008	35
2009	35
2010	35
2011	27

6.	Other Income — Net

The following table provides details of other income — net:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Net provision for bad debts	$(3)	$—	$(3)	$3
Net gains on sales of assets	(12)	—	(12)	(2)
Foreign currency exchange (gains) losses	(3)	1	(1)	(2)
Royalty and grant income	(7)	(6)	(13)	(12)
Miscellaneous other (income) expense	(3)	2	(3)	(2)

Other income — net	$(28)	$(3)	$(32)	$(15)

During the three and six month periods ended June 29, 2007, the Company recorded other income of $3 million to reflect the collection of receivables from a bankrupt customer, for which a provision for bad debts had previously been established. In addition, during the three and six month periods ended June 29, 2007, the Company recognized a $10 million gain on sale of a recently closed facility.

7.	Accounts Receivable Securitization

United States Facility.  The United States receivables facility, as amended (the “Receivables Facility”), extends until December 2009 and provides up to $209 million in funding from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors. On January 19, 2007, the Company reduced the committed amount of the facility from $250 million to $209 million and amended certain terms of the Receivables Facility to increase availability of funding under the facility.

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

Generally, multi-seller commercial paper conduits supported by committed liquidity facilities are available to provide cash funding for the Borrowers’ purchase of Receivables through secured loans/tranches to the extent desired and permitted under the receivables loan agreement. The Transferor records a receivable from the Borrower for the difference between Receivables purchased and cash borrowed through the Receivables Facility. The Company does not own any variable interests, as that term is defined in FASB Interpretation 46(R)“Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51,” in the multi-seller commercial paper conduits.

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

The Receivables Facility can be treated as a general financing agreement or as an off-balance sheet financing arrangement. Whether the funding and Receivables are shown as liabilities and assets, respectively, on the Company’s consolidated balance sheet, or, conversely, are removed from the consolidated balance sheet depends on the level of fair value of the multi-seller conduits’ loans to the Borrower. When such level is at least 10% of the fair value of all of the Borrower’s assets (consisting principally of Receivables sold by the Sellers), the Borrower is considered a qualifying special purpose entity under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities;” and its financial statements are not included in the Company’s consolidated financial statements. The proceeds received are included in cash flows from operating activities in the consolidated statement of cash flows. Costs associated with the Receivables Facility are recorded as accounts receivable securitization costs in the Company’s consolidated statement of earnings.

At such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the Borrower’s assets, the Company is required to include the financial statements of the Borrower in the Company’s consolidated financial statements.

Availability of funding under the Receivables Facility depends primarily upon the outstanding trade accounts receivable balance, and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). As of June 29, 2007, based on the terms of the Receivables Facility and the criteria described above, approximately $332 million of the Company’s accounts receivable were considered eligible to support borrowings under the Receivables Facility and the entire $209 million Receivables Facility was available for funding.

The Borrower had $127 million of outstanding borrowings under the Receivables Facility as of June 29, 2007. As such, the fair value of the multi-seller conduits’ loans was greater than 10% of the fair value of the Borrower’s assets and, therefore, the financial statements of the Borrower were excluded from the Company’s condensed

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

consolidated financial statements as of June 29, 2007. In addition, the Transferor recorded a receivable from the Borrower of $359 million for the difference between receivables purchased and cash borrowed through the Receivables Facility. This amount is reflected as receivable from affiliate on the condensed consolidated balance sheet as of June 29, 2007. Net proceeds from the Receivables Facility were $127 million in each of the three and six month periods ended June 29, 2007.

As of December 31, 2006, there were no borrowings outstanding under the Receivables Facility and fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the Borrower’s assets and, therefore, the financial statements of the Borrower were included in the Company’s consolidated financial statements at December 31, 2006.

Other Receivables Facilities.  In addition to the Receivables Facility described above, certain of the Company’s European subsidiaries have entered into receivables financing arrangements. The Company has up to €75 million available until January 2008 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. Additionally, the Company has a receivables financing arrangement of up to £25 million available until November 2007 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its United Kingdom affiliates and sells those trade receivables to a United Kingdom bank. The Company has a factoring arrangement in France which provides for availability of up to €80 million until July 2008. This arrangement involves a wholly-owned special purpose vehicle, which purchases trade receivables from its French affiliates and sells those trade receivables to a French bank. All European arrangements are renewable for one year at the end of their respective terms, if not terminated. As of June 29, 2007, approximately €122 million and £25 million were available for funding under the Company’s European accounts receivable facilities. There were no outstanding borrowings under any of these facilities as of June 29, 2007 or December 31, 2006.

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

Income tax expense for the three months ended June 29, 2007 was $45 million on pre-tax earnings of $142 million and does not include a tax benefit related to the $8 million loss on retirement of debt, while income tax expense for the six months ended June 29, 2007 was $98 million on pre-tax earnings of $109 million and does not include a tax benefit related to the $155 million loss on retirement of debt. See Note 10. Income tax expense for the three and six months ended June 30, 2006 was $53 million on pre-tax income of $144 million and $116 million on pre-tax income of $254 million, respectively. Income tax expense for the six months ended June 30, 2006, does not include a tax benefit related to the $57 million loss on retirement of debt. See Note 10. The income tax rate varies from the United States statutory income tax rate due primarily to losses in the United States and certain foreign jurisdictions, including the losses on retirement of debt noted above, without the recognition of a corresponding income tax benefit, partially offset by favorable foreign tax rates, holidays, and credits.

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

liabilities of $150 million, along with a corresponding decrease in current income tax liabilities in accordance with the provisions of FIN 48.

The gross unrecognized tax benefits as of January 1, 2007 were $356 million including interest and penalties of $46 million. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $100 million. The gross unrecognized tax benefits differ from the amount that would affect the effective tax rate due to the impact of valuation allowances, foreign country offsets relating to transfer pricing adjustments, and resolutions relating to purchase business combinations. The Company believes that it is reasonably possible that a reduction to the gross unrecognized tax benefits, ranging from $60 to $80 million, may occur within the next twelve months. This reduction relates primarily to an anticipated settlement with the German tax authorities pertaining to various transfer pricing matters and certain other temporary items for tax years 1997 through 2000. This potential settlement relates to periods in which the entities were members of the Company’s predecessor and the resolution of any issues relating to these periods are subject to the indemnification provisions of the master purchase agreement between the Company and Northrop Grumman Corporation (“Northrop”). Under the indemnification provisions, the Company will be reimbursed for these anticipated settlement payments and as such has recorded a receivable.

The Company, or one or more of its subsidiaries, files income tax returns in the United States federal jurisdiction, and various state and foreign jurisdictions. Various tax examinations are in process globally, including an examination by the United States Internal Revenue Service (“IRS”) of the Company’s U.S. income tax returns for the earliest open years, 2003 and 2004, and an examination by the German tax authorities of the Company’s German income tax returns for years 1997 through 2004. As of June 29, 2007, the IRS has proposed certain adjustments to the Company’s tax positions that management has agreed to and accepted. The Company anticipates closing this examination within the next twelve months without a material change in financial position. The Company has tentatively reached agreement on substantially all issues raised by the German tax authorities for years 1997 through 2000 and as noted above, anticipates a potential reduction in gross unrecognized tax benefits in settlement of these matters.

The Company operates globally but considers its significant tax jurisdictions to include the United States, Germany, Czech Republic, Spain and the United Kingdom. Generally, the Company has years open to tax examination in significant tax jurisdictions from 2002 forward, with the exception of Germany which has open tax years from 1997 forward.

The Company classifies all interest and penalties as income tax expense. As of January 1, 2007, the Company had recorded approximately $46 million in liabilities for tax related interest and penalties on its consolidated balance sheet. For the three and six months ended June 29, 2007, the Company has recorded approximately $1 million and $2 million, respectively, related to interest and penalties in the condensed consolidated statements of earnings.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

9.	Pension Plans and Post-Retirement Benefits Other Than Pensions

Pensions Plans

The following table provides the components of net pension cost (income) for the Company’s defined benefit pension plans for the three and six months ended June 29, 2007 and June 30, 2006:

	Three Months Ended
	June 29, 2007			June 30, 2006
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$5	$11	$6	$6	$10	$6
Interest cost on projected benefit obligations	16	71	9	16	63	9
Expected return on plan assets	(18)	(96)	(4)	(16)	(82)	(4)
Amortization	(3)	—	1	—	—	1

Net pension cost (income)	$—	$(14)	$12	$6	$(9)	$12

	Six Months Ended
	June 29, 2007			June 30, 2006
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$10	$22	$12	$12	$20	$12
Interest cost on projected benefit obligations	32	142	18	32	123	17
Expected return on plan assets	(36)	(191)	(8)	(32)	(161)	(7)
Amortization	(6)	—	2	—	—	2
Curtailments/settlements	—	—	(1)	—	—	—

Net pension cost (income)	$—	$(27)	$23	$12	$(18)	$24

Post-Retirement Benefits Other Than Pensions (“OPEB”)

The following table provides the components of net OPEB cost for the Company’s plans for the three and six months ended June 29, 2007 and June 30, 2006:

	Three Months Ended
	June 29, 2007		June 30, 2006
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Service cost	$—	$—	$1	$—
Interest cost on projected benefit obligations	8	2	9	2
Amortization	(4)	(1)	(4)	—
Settlements	—	—	(3)	—

Net OPEB cost	$4	$1	$3	$2

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

	Six Months Ended
	June 29, 2007		June 30, 2006
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Service cost	$1	$—	$2	$1
Interest cost on projected benefit obligations	16	4	17	5
Amortization	(11)	(2)	(7)	(1)
Settlements	(5)	—	(4)	—

Net OPEB cost	$1	$2	$8	$5

During the six months ended June 29, 2007, the Company recorded settlement gains of $5 million from retiree medical buyouts.

During the three and six months ended June 30, 2006, the Company recorded settlement gains of $3 million and $4 million, respectively, from retiree medical buyouts.

10.	Debt

Total outstanding debt of the Company as of June 29, 2007 and December 31, 2006 consisted of the following:

	As of
	June 29,	December 31,
	2007	2006
	(Dollars in millions)

Short-term debt	$140	$69

Long-term debt:
Senior notes, due 2014 and 2017	$1,469	$—
Senior and senior subordinated notes, due 2013	17	1,284
Term loan facilities	1,100	1,582
Revolving credit facility	200	—
Capitalized leases	45	42
Other borrowings	71	55

Total long-term debt	2,902	2,963
Less current portion	31	101

Long-term debt, net of current portion	$2,871	$2,862

Senior Notes and Senior Subordinated Notes

On March 12, 2007, the Company commenced tender offers to repurchase TRW Automotive Inc.’s outstanding 9 3/8% Senior Notes and 10 1/8% Senior Notes in original principal amounts of $925 million and €200 million, respectively, each due 2013, and 11% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes in original principal amounts of $300 million and €125 million, respectively, each due 2013 (collectively, the “Old Notes”). In conjunction with the tender offers, the Company also commenced consent solicitations to eliminate substantially all the covenants and certain events of default and to modify the provisions relating to the defeasance of the Old Notes in the governing indentures.

On March 26, 2007, the Company completed the issuance by TRW Automotive Inc. of 7% Senior Notes due 2014 and 6 3/8% Senior Notes due 2014 in principal amounts of $500 million and €275 million, respectively, and

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

7 1/4% Senior Notes due 2017 in the principal amount of $600 million (collectively, the “New Senior Notes”) in a private offering. Proceeds from the issuance totaled approximately $1,465 million. Interest is payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2007.

On March 26, 2007, the Company paid cash consideration, including a consent payment, to holders who had tendered their Old Notes and delivered their consents on or before March 23, 2007 (the “Consent Date”) and amended the indentures. In conjunction with the repurchase of tendered Old Notes, the Company recorded a loss on retirement of debt of $147 million in the first quarter of 2007. This loss included $111 million for redemption premiums paid for the Old Notes tendered on or before the Consent Date, $20 million for the write-off of deferred debt issue costs, $11 million relating to the principal amount in excess of carrying value of the 9 3/8% Senior Notes (see Other Borrowings), and $5 million of fees.

On April 4, 2007, the Company increased the cash consideration paid for Old Notes tendered after the Consent Date, but on or before April 18, 2007 (the “Tender Expiration Date”), to an amount equal to the cash consideration paid to holders that tendered prior to the Consent Date. In conjunction with the repurchase of the Old Notes tendered after the Consent Date, the Company recorded a loss on retirement of debt of $1 million for redemption premiums paid in the second quarter of 2007. As of the Tender Expiration Date, a total of 99% of the Old Notes had been tendered. Accordingly, only $17 million of the principal amount of the Old Notes remain outstanding. Interest is payable semi-annually on February 15 and August 15 for the Old Notes that remain outstanding after the Tender Expiration Date. The Old Notes mature on February 15, 2013 and are callable at a specified premium beginning February 15, 2008.

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

Credit Facilities

Senior Secured Credit Facilities.  On May 9, 2007, the Company entered into its Fifth Amended and Restated Credit Agreement with the lenders party thereto. The amended and restated credit agreement provides for $2.5 billion in senior secured credit facilities, consisting of (i) a 5-year $1.4 billion Revolving Credit Facility (the “Revolving Credit Facility”), (ii) a 6-year $600.0 million Term Loan A-1 Facility (the “Term Loan A-1”) and (iii) a 6.75-year $500.0 million Term Loan B-1 Facility (the “Term Loan B-1”; combined with the Revolving Credit Facility and Term Loan A-1, the “Senior Secured Credit Facilities”). On May 9, 2007, the entire principal on the Term Loan A-1 and the Term Loan B-1 were funded and the Company drew down $461 million of the Revolving Credit Facility. These proceeds, together with approximately $15.6 million of available cash on hand, were used to refinance $2.5 billion of existing senior secured credit facilities by repaying approximately $1,561 million of existing senior secured credit facilities (consisting of Term Loan A in the amount of approximately $385 million, Term Loan B in the amount of approximately $587 million, Term Loan B-2 in the amount of approximately $296 million and Term Loan E in the amount of approximately $293 million) and to pay interest along with certain fees and expenses related to the refinancing. In conjunction with the May 9, 2007 refinancing, the Company capitalized $6 million of deferred debt issue costs and recorded a loss on retirement of debt of $7 million related to the write-off of debt issue costs associated with the former revolving facility and the former syndicated term loans.

Borrowings under the Senior Secured Credit Facilities will bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the administrative agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) a London Inter-Bank Offered Rate (“LIBOR”) or a eurocurrency rate determined by reference to interest rates for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of June 29, 2007, the applicable margin for the Term Loan A-1 and the Revolving Credit Facility was 0.125% with respect to base rate borrowings

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

and 1.125% with respect to eurocurrency borrowings, and the applicable margin for the Term Loan B-1 was 0.50% with respect to base rate borrowings and 1.50% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.25%. The commitment fee and the applicable margin on the Revolving Credit Facility and the applicable margin on the Term Loan A-1 are subject to a leverage-based grid.

The Term Loan A-1 will amortize in quarterly installments, beginning with $30 million in 2009, $75 million in 2010, $120 million in 2011, $225 million in 2012 and $150 million in 2013. The Term Loan B-1 will amortize in equal quarterly installments, beginning September 30, 2007, in an amount equal to 1% per annum during the first six years and six months and in one final installment on the maturity date.

The Senior Secured Credit Facilities, like the previously existing senior credit facilities, are unconditionally guaranteed by the Company and substantially all existing and subsequently acquired wholly-owned domestic subsidiaries. Obligations of the foreign subsidiary borrowers are unconditionally guaranteed by the Company, TRW Automotive Inc. and certain foreign subsidiaries of TRW Automotive Inc. The Senior Secured Credit Facilities, like the previously existing senior credit facilities, are secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive Inc. and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of TRW Automotive Inc. and substantially all of its domestic subsidiaries and 65% of the stock of foreign subsidiaries owned by domestic entities. In addition, foreign borrowings under the Senior Secured Credit Facilities will be secured by assets of the foreign borrowers.

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

Senior Secured Credit Facilities.  The Senior Secured Credit Facilities, like the previously existing senior credit facilities, contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of TRW Automotive Inc. and its subsidiaries, to incur additional indebtedness or issue preferred stock, repay other indebtedness (including the New Senior Notes), pay certain dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing TRW Automotive Inc.’s indebtedness, including the New Senior Notes and the Receivables Facility, and change the business conducted by the Company. In addition, the Senior Secured Credit Facilities, like the previously existing senior credit facilities, contain financial covenants relating to a maximum total leverage ratio and a minimum interest coverage ratio and require certain prepayments from excess cash flows, as defined, in connection with certain asset sales and the incurrence of debt not permitted under the Senior Secured Credit Facilities. The Senior Secured Credit Facilities also include customary events of default.

As of June 29, 2007, TRW Automotive Inc. was in compliance with all of its financial covenants.

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

Other Borrowings

The Company has borrowings under uncommitted credit agreements in many of the countries in which it operates. These borrowings are denominated primarily in the local foreign currency of the country or region where the Company’s operations are located. The borrowings are from various domestic and international banks at quoted market interest rates.

On February 2, 2006, the Company repurchased its subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020 for £137 million, or approximately $243 million. This repurchase resulted in a loss on retirement of debt of £32 million, or approximately $57 million, which was recognized in the first quarter 2006 results. The Company funded the repurchase from cash on hand.

In November 2005, the Company entered into a series of interest rate swap agreements with a total notional value of $250 million to hedge the variability of interest payments associated with its variable-rate term debt. Since the interest rate swaps hedged the variability of interest payments on variable rate debt with the same terms, they qualified for cash flow hedge accounting treatment. The swap agreements were expected to settle in January 2008. In October and November 2006, the Company unwound these interest rate swaps.

In January 2004, the Company entered into a series of interest rate swap agreements with a total notional value of $500 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements was equal to the face value of the designated debt instrument. The swap agreements were expected to settle in February 2013, the maturity date of the corresponding debt instrument. Since these interest rate swaps hedged the designated debt balance and qualified for fair value hedge accounting, changes in the fair value of the swaps also resulted in a corresponding adjustment to the value of the debt. In February 2007, the Company unwound these interest rate swaps and paid approximately $12 million. In conjunction with the repurchase of the Old Notes, an $11 million adjustment to the value of the corresponding debt was immediately written off to loss on retirement of debt, as previously discussed.

11.	Capital Stock

On May 29, 2007, the Company, Automotive Investors LLC (“AI LLC”), an affiliate of The Blackstone Group L.P. (“Blackstone”), and certain management stockholders entered into an underwriting agreement with Banc of America Securities LLC (the “Underwriter”) pursuant to which AI LLC and certain executive officers of the Company agreed to sell to the Underwriter 11,000,000 shares of the Company’s common stock in a registered public secondary offering (the “Offering”) pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC on November 6, 2006. The Company did not receive any proceeds related to the Offering, nor did its total number of shares of common stock outstanding change as a result of the Offering. The percentage of shares of the Company’s common stock held by AI LLC decreased from 56.4% to 46.4% as a result of the Offering. See Note 13.

From time to time, capital stock is issued in conjunction with the exercise of stock options and the vesting of restricted stock units as part of the Company’s stock incentive plan.

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

On February 27, 2007, the Company granted 917,700 stock options and 449,300 restricted stock units to employees, executive officers and directors of the Company pursuant to the Plan. The options have an eight year life,

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

and both the options and restricted stock units vest ratably over three years. The options have an exercise price equal to the fair value of the stock on the grant date, which was $30.54.

On February 27, 2006, the Company granted 905,450 stock options and 439,400 restricted stock units to employees, executive officers and directors of the Company pursuant to the Plan. The options have an eight year life, and both the options and restricted stock units vest ratably over three years. The options have an exercise price equal to the fair value of the stock on the grant date, which was $26.61.

As of June 29, 2007, the Company had approximately 3,646,000 shares of Common Stock available for issuance under the Plan. Approximately 7,347,000 stock options and 909,000 nonvested restricted stock units were outstanding as of the same date. The majority of the options have a 10-year term and vest ratably over five years.

The total share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Stock options	$3	$2	$6	$5
Restricted stock units	3	2	5	3

Total share-based compensation expense	$6	$4	$11	$8

13.	Related Party Transactions

In connection with the acquisition by affiliates of Blackstone of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop (the “Acquisition”), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services. Approximately $1 million and $3 million, respectively, are included in the condensed consolidated statements of earnings for the three and six month periods ended June 29, 2007 and June 30, 2006, respectively.

On May 29, 2007, the Company entered into a Third Amended and Restated Stockholders Agreement (the “Third Restated Agreement”) with AI LLC, which restated AI LLC’s registration rights as set forth in the Second Amended and Restated Stockholders Agreement dated as of January 28, 2004 among the Company, AI LLC and an affiliate of Northop Grumman Corporation (the “Second Restated Agreement”). The Third Restated Agreement deleted provisions in the Second Restated Agreement that were no longer relevant.

Prior to the Offering referenced in Note 11, the Company was considered a “controlled company” within the meaning of the New York Stock Exchange corporate governance rules due to the majority voting control held by AI LLC. As a result of the Offering and the decrease in AI LLC’s holdings in Company common stock to below 50%, the Company has ceased to be a “controlled company,” and therefore is required to comply with certain corporate governance requirements, which the Company is permitted to phase-in over the next 12 months.

In the first quarter of 2006, the Company entered into a five-year participation agreement (“participation agreement”) with Core Trust Purchasing Group, formerly named Cornerstone Purchasing Group LLC (“CPG”) designating CPG as exclusive agent for the purchase of certain indirect products and services. CPG is a group purchasing organization which secures from vendors pricing terms for goods and services that are believed to be more favorable than participants could obtain for themselves on an individual basis. Under the participation agreement the Company must purchase 80% of the requirements of its participating locations for the specified products and services through CPG. In connection with purchases by its participants (including the Company), CPG

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

receives a commission from the vendor in respect of purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of purchases by the Company under the participation agreement to an affiliate of Blackstone. For the three months ended June 29, 2007, the affiliate of Blackstone received de minimis fees from CPG.

14.	Operating Segments

The following table presents certain financial information by segment:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$2,042	$1,888	$3,938	$3,703
Occupant Safety Systems	1,201	1,123	2,383	2,267
Automotive Components	511	450	1,000	887

Total sales	$3,754	$3,461	$7,321	$6,857

Earnings before taxes:
Chassis Systems	$87	$85	$157	$179
Occupant Safety Systems	132	113	255	246
Automotive Components	30	35	54	70

Segment earnings before taxes	249	233	466	495
Corporate expense and other	(42)	(28)	(81)	(62)
Finance costs	(57)	(61)	(121)	(122)
Loss on retirement of debt	(8)	—	(155)	(57)

Earnings before income taxes	$142	$144	$109	$254

Intersegment sales:
Chassis Systems	$6	$7	$14	$14
Occupant Safety Systems	32	27	62	54
Automotive Components	10	10	20	22

	$48	$44	$96	$90

15.	Contingencies

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties.

As of June 29, 2007, the Company had reserves for environmental matters of $57 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement relating to the Acquisition. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position or results of operations. However, the Company cannot predict the effect on the Company’s financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

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

On May 31, 2006, the National Highway Traffic Safety Administration opened an Engineering Analysis of front suspension lower ball joints on model year 2002-2006 Jeep Liberty vehicles. A subsidiary of the Company manufactured the ball joint used in this suspension system. On August 1, 2006, the Chrysler unit of DaimlerChrysler A.G. announced a voluntary recall to address this issue. The recall is estimated to affect 826,687 vehicles. DaimlerChrysler submitted a claim for a portion of the costs relating to the recall. Effective June 19, 2007, the parties reached an agreement to settle this dispute with no material effect on the Company’s financial condition, results of operations or cash flows.

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

In the second quarter of 2007, our net sales were $3.8 billion, which represents an increase of 8.5% over the second quarter of 2006. This increase resulted primarily from the favorable effect of foreign currency exchange and higher customer vehicle production volume in Europe and China. Operating income for the second quarter of 2007 was $205 million compared to $201 million for the prior year period, while net earnings for the second quarter of 2007 were $97 million as compared to $91 million for the second quarter of 2006. Included in net earnings for the three months ended June 29, 2007 is a loss on retirement of debt of $8 million, consisting of $7 million related to the May 2007 refinancing of our then-existing senior secured credit facilities and $1 million related to the finalization of the repurchase of substantially all of our previously outstanding senior notes and senior subordinated notes.

Our net sales for the six months ended June 29, 2007 were $7.3 billion, which represents an increase of 6.8% over the six months ended June 30, 2006. Operating income for the six months ended June 29, 2007 was $380 million compared to $428 million for the prior year period, while net earnings for the six months ended June 29, 2007 were $11 million as compared to $138 million for the six months ended June 30, 2006. The decline in operating income of $48 million resulted from significantly lower customer vehicle production in North America, negative product mix, commodity inflation, the net unfavorable impact of certain product-related settlements, and price reductions to customers in excess of cost reductions achieved by our Company, partially offset by favorable supplier resolutions. In addition, other negative factors included costs from property damage and related business interruption caused by a roof collapse at one of our South American facilities, further negative pressures in our Automotive Components segment, and other net customer issues. Included in net earnings for the six months ended June 29, 2007 is a loss on retirement of debt of $155 million, consisting of $148 million related to the repurchase of substantially all of our then-outstanding senior notes and senior subordinated notes and $7 million related to refinancing of our previously existing senior secured credit facilities. Included in net earnings for the six months ended June 30, 2006 is a loss on retirement of debt of $57 million related to the repurchase of all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds.

The Unfavorable Automotive Climate.  The automotive and automotive supply industries continued to experience unfavorable trends during the first six months of 2007, many of which we expect to continue in the near term. These trends include:

•	a decline in market share and significant enacted or announced production cuts among some of our largest customers primarily in North America, including Ford Motor Company, General Motors Corporation and the Chrysler Group of DaimlerChrysler AG ( the “Big Three”);

•	the deteriorating financial condition of certain of our customers and the resulting uncertainty as they undergo (or contemplate undergoing) restructuring initiatives, including in certain cases, significant capacity reductions and/or reorganization under bankruptcy laws;

•	the continued rise in inflationary pressures impacting certain commodities such as petroleum-based products, resins, yarns, ferrous metals, aluminum, base metals, and other chemicals;

•	a consumer shift in the North American market away from sport utility vehicles and light trucks to more fuel efficient passenger cars;

•	the growing concerns over the economic viability of our Tier 2 and Tier 3 supply base as they face inflationary pressures and financial instability in certain of their customers;

•	continuing pricing pressure from OEMs; and

•	weakness of the U.S. dollar compared to other currencies, mainly the Euro.

In recent years and into 2007, the Big Three have seen a steady decline in their market share for vehicle sales in North America and, to a lesser extent, Europe, with Asian OEMs increasing their share in these markets. The Big Three’s North American operations, in particular, continue to suffer significantly in this regard. Although we do have business with the Asian OEMs, our customer base is more heavily weighted toward other OEMs. In addition, declining market share and inherent structural issues with the Big Three have led to recent announcements of unprecedented levels of production cuts. In order to address market share declines, reduced production levels, negative industry trends and other structural issues specific to their companies (such as significant overcapacity and pension and healthcare costs), the Big Three and certain of our other customers are undergoing various forms of restructuring initiatives.

In the case of Ford, North American restructuring actions were accelerated and expanded during 2006 to remove additional production capacity over the next several years. In February 2007, the Chrysler Group announced restructuring actions to significantly reduce its overall North American production capacity. These significant initiatives undertaken by our major customers are beginning to achieve their intended results. In addition, in May 2007, an agreement was announced in which Cerberus Capital Management, L.P., a private equity firm, will acquire a majority interest in Chrysler Group. The ripple effect of these restructuring actions and potential changes in ownership may have a significant impact throughout our industry.

In addition, work stoppages or other labor issues may potentially occur at these customers’ or their suppliers’ facilities, particularly in light of the upcoming expiration and renegotiation of the labor agreements between the Big Three and its major union. Such work stoppages, shutdowns, or other labor issues would have a material adverse affect on us.

Through the first half of 2007, commodity inflation continued to impact the industry. Costs of petroleum-based products were volatile, while ferrous metals, resins, yarns and energy costs continued to increase. Furthermore, aluminum and other base metal prices increased, some dramatically, during the first six months of 2007. Consequently, overall commodity inflation pressures remain a significant concern for our business and have placed a considerable operational and financial burden on the Company. We expect such inflationary pressures to continue into the foreseeable future, and continue to work with our suppliers and customers to mitigate the impact of increasing commodity costs. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.

Furthermore, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected or if they are unable to adequately mitigate inflationary pressures. These pressures have proven to be insurmountable to some of our suppliers and we have seen the number of bankruptcies and insolvencies increase. While the unstable condition of some of our suppliers or their failure to perform has not led to any material disruptions thus far, it has led to certain delivery delays and production issues, and has negatively impacted certain of our businesses into 2007. The overall condition of our supply base may possibly lead to further delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best source of supply.

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

Pricing pressure from our customers is characteristic of the automotive parts industry. This pressure is substantial and will continue. Virtually all OEMs have policies of seeking price reductions each year. Consequently, we have been forced to reduce our prices in both the initial bidding process and during the terms of contractual arrangements. We have taken steps to reduce costs and resist price reductions; however, price reductions have negatively impacted our sales and profit margins and are expected to do so in the future. In addition to pricing concerns, we continue to be approached by our customers for changes in terms and conditions in our contracts concerning warranty and recall participation and payment terms on products shipped. We believe that the likely resolution of these proposed modifications will not have a material adverse effect on our financial condition, results of operations or cash flow.

Company Efforts in Response to the Automotive Climate.  During the six months ended June 29, 2007, our operations were able to produce sound results despite the negative industry trends discussed previously. The effect of the unfavorable industry climate was mitigated by, among other things, our customer, product and geographic diversity. We also benefited from sales growth, continued demand for safety products, continued implementation of previously announced restructuring actions and targeted cost reductions throughout our businesses.

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

While we continue our efforts to mitigate the risks described above, we expect the negative industry trends to continue in the near future, thereby impacting the second half of 2007. There can be no assurances that the results of our ongoing efforts will continue to be successful in the future or that we will not experience a decline in sales, increased costs or disruptions in supply or a significant strengthening of the U.S. dollar compared to other currencies, or that these items will not adversely impact our future earnings. We will continue to evaluate the negative industry trends referred to above, and whether additional actions may be required to mitigate those trends. Such actions may include further plant rationalization beyond the facilities we have closed or announced for closure, as well as additional global capacity optimization efforts across our businesses.

Our Debt and Capital Structure.  On an ongoing basis we monitor, and may modify, our debt and capital structure to reduce associated costs and provide greater financial and covenant flexibility.

On May 9, 2007, we entered into our Fifth Amended and Restated Credit Agreement with the lenders party thereto. The amended and restated credit agreement provides for $2.5 billion in senior secured credit facilities, consisting of (i) a 5-year $1.4 billion Revolving Credit Facility (the “Revolving Credit Facility”), (ii) a 6-year $600.0 million Term Loan A-1 Facility (the “Term Loan A-1”) and (iii) a 6.75-year $500.0 million Term Loan B-1 Facility (the “Term Loan B-1”; combined with the Revolving Credit Facility and Term Loan A-1, the “Senior Secured Credit Facilities”). Proceeds from the facilities were used to refinance $2.5 billion of existing senior secured credit facilities and pay fees and expenses related to the refinancing, resulting in a loss on retirement of debt of $7 million. The initial draw under the Senior Secured Credit Facilities occurred on May 9, 2007.

On March 12, 2007, we commenced a tender offer and purchased substantially all of our outstanding 9 3/8% Senior Notes and 10 1/8% Senior Notes in original principal amounts of $925 million and €200 million, respectively, and 11% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes in original principal amounts of $300 million and €125 million, respectively (collectively, the “Old Notes”). Cash consideration of $1,386 million was paid to those holders who tendered their Old Notes on or prior to the March 23, 2007 (the

“Consent Date”). On March 26, 2007, we completed the issuance of new Senior Notes consisting of 7% Senior Notes due 2014 and 6 3/8% Senior Notes due 2014 in principal amounts of $500 million and €275 million, respectively, and 7 1/4% Senior Notes due 2017 in the principal amount of $600 million (collectively, the “New Senior Notes”). Proceeds from the issuance totaled approximately $1,465 million and were used to fund the repurchase of the Old Notes. On April 4, 2007, we increased the cash consideration paid for Old Notes tendered after the Consent Date, but on or before April 18, 2007 (the “Tender Expiration Date”), to an amount equal to the cash consideration paid to holders that tendered prior to the Consent Date and paid cash consideration of $10 million to those holders. In conjunction with the repurchase of tendered Old Notes, we recorded a loss on retirement of debt of $148 million.

On January 19, 2007, we reduced the committed amount of the Receivables Facility from $250 million to $209 million and amended certain of its terms to increase the availability of funding under the U.S. facility.

As market conditions warrant, we and our major equity holders, including The Blackstone Group L.P. and their affiliates (the “Blackstone Investors”), may from time to time repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer or otherwise.

On June 4, 2007, we completed a secondary public offering of 11 million shares of our common stock held by the Blackstone Investors and certain members of our management. We did not receive any proceeds related to this offering. As a result of this transaction, the Blackstone Investor’s ownership stake in our common stock decreased from 56.4% to 46.4%.

Our variable rate indebtedness exposes us to interest rate risk, which could cause our debt costs to increase significantly. A significant portion of our borrowings, including borrowings under TRW Automotive Inc.’s senior secured credit facilities, are at variable rates of interest and expose us to interest rate risk. As of June 29, 2007, approximately 47% of our total debt was at variable interest rates, compared to December 31, 2006, when approximately 55% of our total debt was at variable interest rates (or 71% when considering the effect of interest rate swaps). As interest rates increase, the amount we are required to pay on our variable rate indebtedness increases even though the amount borrowed remains the same.

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

Income tax expense for the six months ended June 29, 2007 was $98 million on pretax earnings of $109 million, and included zero tax benefit related to the $155 million loss on retirement of debt discussed previously.

RESULTS OF OPERATIONS

The following unaudited consolidated statements of earnings compare the results of operations for the three months ended June 29, 2007 and June 30, 2006.

Total Company Results of Operations

Consolidated Statements of Earnings
For the Three Months Ended June 29, 2007 and June 30, 2006
(Unaudited)

	Three Months Ended		Variance
	June 29,	June 30,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Sales	$3,754	$3,461	$293
Cost of sales	3,414	3,103	311

Gross profit	340	358	(18)
Administrative and selling expenses	143	140	3
Amortization of intangible assets	9	9	—
Restructuring charges and asset impairments	11	11	—
Other income — net	(28)	(3)	25

Operating income	205	201	4
Interest expense — net	56	60	(4)
Loss on retirement of debt	8	—	8
Accounts receivable securitization costs	1	1	—
Equity in earnings of affiliates, net of tax	(9)	(9)	—
Minority interest, net of tax	7	5	2

Earnings before income taxes	142	144	(2)
Income tax expense	45	53	(8)

Net earnings	$97	$91	$6

Three Months Ended June 29, 2007 Compared to Three Months Ended June 30, 2006

Sales for the three months ended June 29, 2007 were $3.8 billion, an increase of $293 million as compared to $3.5 billion for the three months ended June 30, 2006. The increase was driven primarily by the favorable effect of currency exchange of $174 million as the dollar weakened against other currencies (most notably the Euro). Another factor contributing to the sales increase was higher volume (net of price reductions provided to customers) of $119 million, driven by higher customer vehicle production in Europe and China and continued growth of safety products in all markets, partially offset by historically low vehicle production at our major customers in North America.

Gross profit for the three months ended June 29, 2007 was $340 million, a decrease of $18 million as compared to $358 million for the three months ended June 30, 2006. The decrease was driven primarily by price reductions and other costs related to our customers, including the net unfavorable impact of certain product-related settlements, and higher inflation, in excess of cost reductions, of $59 million. Other drivers negatively impacting gross profit included higher engineering expenses of $6 million, net costs of $3 million incurred from property damage at our brake line production facility located in South America, and higher costs resulting from inefficient product launches within the Automotive Components segment of $3 million. These items were partially offset by favorable volume (net of adverse mix) and favorable supplier resolutions, together which totaled $26 million, the favorable effect of currency exchange of $11 million, a reduction in pension and post-employment benefit expense of

$10 million, and a reduction in warranty costs of $8 million. Gross profit as a percentage of sales for the three months ended June 29, 2007 was 9.1% compared to 10.3% for the three months ended June 30, 2006.

Administrative and selling expenses for the three months ended June 29, 2007 were $143 million, an increase of $3 million compared to $140 million for the three months ended June 30, 2006. The increase was driven primarily by the unfavorable effect of currency exchange of $6 million, partially offset by net cost reductions of $2 million and a reduction in pension and post-employment benefit expense of $1 million. Administrative and selling expenses as a percentage of sales for the three months ended June 29, 2007 were 3.8% as compared to 4.0% for the three months ended June 30, 2006.

Amortization of intangible assets was $9 million for each of the three month periods ended June 29, 2007, and June 30, 2006, respectively.

Restructuring charges and asset impairments were $11 million for each of the three month periods ended June 29, 2007 and ended June 30, 2006, respectively. For each of these periods, the Company incurred charges of $7 million related to severance, retention, and outplacement services at various production facilities. For the three months ended June 29, 2007, the Company recorded net asset impairments related to restructuring of $1 million to write down certain machinery and equipment to fair value. For the three months ended June 29, 2007 and June 30, 2006, the Company also recorded other asset impairments of $3 million and $4 million, respectively, to write down certain buildings, machinery and equipment to fair value.

Other income — net for the three months ended June 29, 2007 was $28 million, an increase of $25 million compared to $3 million for the three months ended June 30, 2006. The increase was driven primarily by increased net gains on fixed asset sales of $12 million, the favorable impact of currency exchange of $4 million, a $3 million collection of receivables from a bankrupt customer for which a provision for bad debts had been previously established, and an increase in miscellaneous income of $5 million.

Interest expense — net for the three months ended June 29, 2007 was $56 million compared to $60 million for the three months ended June 30, 2006. The decrease was primarily due to lower interest rates on the New Senior Notes compared to the Old Notes and the lower interest margins on borrowings under the senior secured credit facilities refinanced in May 2007.

Loss on retirement of debt for the three months ended June 29, 2007 was $8 million. On April 18, 2007, we recorded a loss on retirement of debt of $1 million for redemption premiums paid on Old Notes tendered after the Consent Date. Additionally, with the refinancing of the existing senior secured credit facilities, we recorded a loss on retirement of debt of $7 million related to the write-off of debt issue costs associated with the former revolving facility and the former syndicated term loans.

Accounts receivable securitization costs were $1 million for each of the three month periods ended June 29, 2007 and June 30, 2006.

Equity in earnings of affiliates was $9 million for each of the three month periods ended June 29, 2007, and June 30, 2006, respectively.

Minority interest was $7 million for the three months ended June 29, 2007 as compared to $5 million for the three months ended June 30, 2006. The increase was driven by an increase in joint venture activity with consolidated affiliates in Asia.

Income tax expense for the three months ended June 29, 2007 was $45 million on pre-tax earnings of $142 million as compared to income tax expense of $53 million on pre-tax earnings of $144 million for the three months ended June 30, 2006. The income tax rate varies from the United States statutory income tax rate due primarily to losses in the United States and certain foreign jurisdictions without the recognition of a corresponding income tax benefit, partially offset by favorable foreign tax rates, holidays, and credits.

Consolidated Statements of Earnings
For the Six Months Ended June 29, 2007 and June 30, 2006
(Unaudited)

	Six Months Ended		Variance
	June 29,	June 30,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Sales	$7,321	$6,857	$464
Cost of sales	6,661	6,138	523

Gross profit	660	719	(59)
Administrative and selling expenses	275	269	6
Amortization of intangible assets	18	18	—
Restructuring charges and asset impairments	19	19	—
Other income — net	(32)	(15)	17

Operating income	380	428	(48)
Interest expense — net	119	120	(1)
Loss on retirement of debt	155	57	98
Accounts receivable securitization costs	2	2	—
Equity in earnings of affiliates, net of tax	(15)	(13)	2
Minority interest, net of tax	10	8	2

Earnings before income taxes	109	254	(145)
Income tax expense	98	116	(18)

Net earnings	$11	$138	$(127)

Six Months Ended June 29, 2007 Compared to Six Months Ended June 30, 2006

Sales for the six months ended June 29, 2007 were $7.3 billion, an increase of $464 million as compared to $6.9 billion for the six months ended June 30, 2006. The increase was driven primarily by the favorable effect of currency exchange of $327 million as the dollar weakened against other currencies (most notably the Euro). Another factor contributing to the sales increase was higher volume (net of price reductions provided to customers) of $137 million, driven by higher customer vehicle production in Europe and China and continued growth of safety products in all markets, partially offset by historically low vehicle production at our major customers in North America.

Gross profit for the six months ended June 29, 2007 was $660 million, a decrease of $59 million as compared to $719 million for the six months ended June 30, 2006. The decrease was driven primarily by price reductions and other costs related to our customers, including the net unfavorable impact of certain product-related settlements, and higher inflation, in excess of cost reductions, of $95 million. Other drivers negatively impacting gross profit included net costs incurred from property damage at our brake line production facility located in South America of $11 million, higher costs resulting from inefficient product launches within the Automotive Components segment of $9 million, and higher engineering expenses of $3 million. These items were partially offset by a reduction in pension and post-employment benefit expense of $26 million, favorable volume (net of adverse mix) and favorable supplier resolutions, together which totaled $17 million, the favorable effect of currency exchange of $13 million, and a reduction in warranty costs of $6 million. Gross profit as a percentage of sales for the six months ended June 29, 2007 was 9.0% compared to 10.5% for the six months ended June 30, 2006.

Administrative and selling expenses for the six months ended June 29, 2007 were $275 million, an increase of $6 million as compared to $269 million for the six months ended June 30, 2006. The increase was driven primarily by the unfavorable effect of currency exchange of $13 million, partially offset by a reduction in pension and post-employment benefit expense of $6 million. Administrative and selling expenses as a percentage of sales for the six months ended June 29, 2007 were 3.8% as compared to 3.9% for the six months ended June 30, 2006.

Amortization of intangible assets was $18 million for each of the six months ended June 29, 2007, and June 30, 2006, respectively.

Restructuring charges and asset impairments was $19 million for each of the six months ended June 29, 2007 and June 30, 2006, respectively. For the six months ended June 29, 2007, the Company incurred charges of $12 million for severance and other costs related to the consolidation and closure of certain facilities, $4 million of net asset impairments related to restructuring to write down certain machinery and equipment to fair value, and $3 million of other asset impairments to write down certain buildings to fair value. For the six months ended June 30, 2006, the Company incurred charges of $14 million for severance and other costs related to the consolidation and closure of certain facilities, $1 million of net asset impairments related to restructuring to write down certain buildings to fair value, and $4 million of other asset impairments to write down certain buildings, machinery and equipment to fair value.

Other income — net for the six months ended June 29, 2007 was $32 million, an increase of $17 million compared to $15 million for the six months ended June 30, 2006. The increase was driven primarily by increased net gains on fixed asset sales of $10 million, a reduction in bad debt expense of $6 million including the collection of receivables in the amount of $3 million from a bankrupt customer for which a provision for bad debts had been previously established, and an increase in miscellaneous income of $1 million.

Interest expense — net for the six months ended June 29, 2007 was $119 million compared to $120 million for the six months ended June 30, 2006. The impact of higher interest rates on floating rate debt in the first quarter were offset by lower interest rates on the New Senior Notes compared to the Old Notes and lower interest margins on borrowings under the senior secured credit facilities refinanced in May 2007.

Loss on retirement of debt for the six months ended June 29, 2007 was $155 million compared to $57 million for the six months ended June 30, 2006. On March 26, 2007 we repurchased substantially all of the Old Notes for $1,386 million resulting in a loss on retirement of debt of $147 million. On April 18, 2007 in conjunction with the tender of Old Notes after the Consent Date, we recorded a loss on retirement of debt of $1 million. The loss on the Old Notes was comprised of $112 million for redemption premiums paid, $20 million for the write-off of deferred debt issue costs, $11 million relating to the principal amount in excess of carrying value of the 9 3/8% Senior Notes and $5 million of fees. Additionally, on May 9, 2007, with the refinancing of the existing senior secured credit facilities we recorded a loss on retirement of debt of $7 million related to the write-off of debt issue costs associated with the former revolving facility and the former syndicated term loans. On February 2, 2006 we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020, for £137 million, or approximately $243 million. The repayment of debt resulted in a pretax charge of £32 million, or approximately $57 million, for loss on retirement of debt.

Accounts receivable securitization costs were $2 million for each of the six months ended June 29, 2007 and June 30, 2006.

Equity in earnings of affiliates was $15 million for the six months ended June 29, 2007 compared to $13 million for the six months ended June 30, 2006. The increase was driven primarily by a higher level of earnings from affiliates in Asia.

Minority interest was $10 million for the six months ended June 29, 2007 as compared to $8 million for the six months ended June 30, 2006. The increase was driven by an increase in joint venture activity with consolidated affiliates in Asia.

Income tax expense for the six months ended June 29, 2007 was $98 million on pre-tax earnings of $109 million as compared to income tax expense of $116 million on pre-tax earnings of $254 million for the six months ended June 30, 2006. Income tax expense for the six months ended June 29, 2007 and June 30, 2006 includes zero tax benefit related to the $155 million and $57 million losses on retirement of debt, respectively. The income tax rate varies from the United States statutory income tax rate due primarily to losses in the United States and certain foreign jurisdictions, including the losses on retirement of debt noted above, without the recognition of a corresponding income tax benefit, partially offset by favorable foreign tax rates, holidays, and credits.

Segment Results of Operations

The following table reconciles segment sales and earnings before taxes to consolidated sales and earnings before taxes for three and six months ended June 29, 2007 and June 30, 2006.

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
		(Dollars in millions)

Sales to external customers:
Chassis Systems	$2,042	$1,888	$3,938	$3,703
Occupant Safety Systems	1,201	1,123	2,383	2,267
Automotive Components	511	450	1,000	887

Total sales	$3,754	$3,461	$7,321	$6,857

Earnings before taxes
Chassis Systems	$87	$85	$157	$179
Occupant Safety Systems	132	113	255	246
Automotive Components	30	35	54	70

Segment earnings before taxes	249	233	466	495
Corporate expense and other	(42)	(28)	(81)	(62)
Financing costs	(57)	(61)	(121)	(122)
Loss on retirement of debt	(8)	—	(155)	(57)

Earnings before taxes	$142	$144	$109	$254

Chassis Systems

Three Months Ended June 29, 2007 Compared to Three Months Ended June 30, 2006

	Three Months Ended		Variance
	June 29,	June 30,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Sales	$2,042	$1,888	$154
Earnings before taxes	87	85	2
Restructuring charges and asset impairments included in earnings before taxes	8	7	1

Sales for the Chassis Systems segment for the three months ended June 29, 2007 were $2,042 million, an increase of $154 million compared to $1,888 million for the three months ended June 30, 2006. The increase was driven primarily by the favorable effect of currency exchange of $95 million, as well as favorable volume (net of price reductions provided to customers) of $59 million.

Earnings before taxes for the Chassis Systems segment for the three months ended June 29, 2007 were $87 million, an increase of $2 million compared to $85 million for the three months ended June 30, 2006. The increase was driven primarily by a reduction in warranty expenses of $10 million, a reduction in pension and post-employment benefit spending of $6 million, and cost reductions (net of price reductions to our customers and higher inflation) of $4 million. These items were offset by adverse mix (net of favorable volume) of $6 million, higher engineering expenses of $5 million, the unfavorable impact of property damage at our brake line production facility located in South America of $3 million, and the unfavorable impact of currency exchange of $2 million. For the three months ended June 29, 2007, Chassis Systems recorded restructuring charges of $5 million in connection with severance and other costs related to the consolidation of certain facilities and $3 million in other asset impairments to write down certain buildings to fair value. For the three months ended June 30, 2006, Chassis Systems recorded restructuring charges of $4 million in connection with severance and costs related to the consolidation of certain facilities and $3 million in other asset impairments to write down certain machinery and equipment to fair value.

Six Months Ended June 29, 2007 Compared to Six Months Ended June 30, 2006

	Six Months Ended		Variance
	June 29,	June 30,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Sales	$3,938	$3,703	$235
Earnings before taxes	157	179	(22)
Restructuring charges and asset impairments included in earnings before taxes	11	13	(2)

Sales for the Chassis Systems segment for the six months ended June 29, 2007 were $3,938 million, an increase of $235 million compared to $3,703 million for the six months ended June 30, 2006. The increase was driven primarily by the favorable effect of currency exchange of $190 million, as well as favorable volume (net of price reductions provided to customers) of $45 million.

Earnings before taxes for the Chassis Systems segment for the six months ended June 29, 2007 were $157 million, a decrease of $22 million compared to $179 million for the six months ended June 30, 2006. The decrease was driven primarily by an adverse mix (net of favorable volume) of $22 million, the unfavorable impact of property damage at our brake line production facility located in South America of $12 million, higher engineering expenses of $7 million, the unfavorable impact of currency exchange of $4 million, incremental costs related to a first quarter acquisition of $3 million, and price reductions to our customers and higher inflation (net of cost reductions). These items were offset by a reduction in pension and post-employment benefit spending of $17 million, a reduction in warranty expenses of $8 million, and a reduction in restructuring costs and impairment charges of $2 million. For the six months ended June 29, 2007, Chassis Systems recorded restructuring charges of $8 million in connection with severance and other costs related to the consolidation of certain facilities and $3 million in other asset impairments to write down certain buildings to fair value. For the six months ended June 30, 2006, Chassis Systems recorded restructuring charges of $10 million in connection with severance and other costs related to the consolidation of certain facilities and $3 million in other asset impairments to write down certain machinery and equipment to fair value.

Occupant Safety Systems

Three Months Ended June 29, 2007 Compared to Three Months Ended June 30, 2006

	Three Months Ended		Variance
	June 29,	June 30,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Sales	$1,201	$1,123	$78
Earnings before taxes	132	113	19
Restructuring charges and asset impairments included in earnings before taxes	(2)	3	(5)

Sales for the Occupant Safety Systems segment for the three months ended June 29, 2007 were $1,201 million, an increase of $78 million compared to $1,123 million for the three months ended June 30, 2006. The increase was driven primarily by the favorable effect of currency exchange of $55 million, as well as favorable volume (net of price reductions provided to customers) of $22 million.

Earnings before taxes for the Occupant Safety Systems segment for the three months ended June 29, 2007 were $132 million, an increase of $19 million compared to $113 million for the three months ended June 30, 2006. The increase was driven primarily by the favorable impact of volume (net of adverse mix) and favorable supplier resolutions, together which totaled $24 million, the favorable effect of currency exchange of $5 million, lower restructuring and impairment costs of $5 million, and a reduction in net pension and post-employment benefit spending of $1 million. These items were offset by price reductions to our customers and inflation (net of cost reductions) of $15 million, and higher engineering expenses of $2 million. For the three months ended June 29, 2007, Occupant Safety Systems reversed $2 million of reserves for severance and other charges associated with the closing of a facility as the related activities were completed at a lower cost than previously estimated. For the three months ended June 30, 2006, Occupant Safety Systems recorded restructuring charges of $2 million in connection with severance and other costs related to the consolidation of certain facilities and $1 million in other asset impairments to write down certain buildings to fair value.

Six Months Ended June 29, 2007 Compared to Six Months Ended June 30, 2006

	Six Months Ended		Variance
	June 29,	June 30,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Sales	$2,383	$2,267	$116
Earnings before taxes	255	246	9
Restructuring charges and asset impairments included in earnings before taxes	2	5	(3)

Sales for the Occupant Safety Systems segment for the six months ended June 29, 2007 were $2,383 million, an increase of $116 million compared to $2,267 million for the six months ended June 30, 2006. The increase was driven primarily by the favorable effect of currency exchange of $86 million, as well as favorable volume (net of price reductions provided to customers) of $29 million.

Earnings before taxes for the Occupant Safety Systems segment for the six months ended June 29, 2007 were $255 million, an increase of $9 million compared to $246 million for the six months ended June 30, 2006. The increase was driven primarily by the favorable impact of volume (net of adverse mix) and favorable supplier resolutions, together which totaled $25 million, higher engineering recoveries (net of engineering expense) of $4 million, lower restructuring and impairment costs of $3 million, a reduction in net pension and post-employment benefit spending of $3 million, and the favorable effect of currency exchange of $2 million. These items were offset by price reductions to our customers and inflation (net of cost reductions) of $29 million. For the six months ended June 29, 2007, Occupant Safety Systems recorded $3 million in asset impairments related to restructuring activities to write down certain machinery and equipment to fair value and restructuring charges of $1 million in connection with severance and other costs related to the consolidation of certain facilities, offset by the reversal of $2 million of reserves for severance and other charges associated with the closing of a facility as the related activities were completed at a lower cost than previously estimated. For the six months ended June 30, 2006, Occupant Safety Systems recorded restructuring charges of $4 million in connection with severance and other costs and asset impairments related to the consolidation of certain facilities and $1 million in other asset impairments to write down certain machinery and equipment to fair value.

Automotive Components

Three Months Ended June 29, 2007 Compared to Three Months Ended June 30, 2006

	Three Months Ended		Variance
	June 29,	June 30,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Sales	$511	$450	$61
Earnings before taxes	30	35	(5)
Restructuring charges and asset impairments included in earnings before taxes	5	1	4

Sales for the Automotive Components segment for the three months ended June 29, 2007 were $511 million, an increase of $61 million compared to $450 million for the three months ended June 30, 2006. The increase was driven primarily by favorable volume (net of price reductions provided to customers) of $38 million, and the favorable effect of currency exchange of $24 million.

Earnings before taxes for the Automotive Components segment for the three months ended June 29, 2007 were $30 million, a decrease of $5 million compared to $35 million for the three months ended June 30, 2006. The decrease was driven primarily by price reductions to our customers and inflation (net of cost reductions) of $10 million, higher restructuring charges of $4 million, higher costs resulting from inefficient product launches of $3 million, and higher warranty costs of $3 million. These items were partially offset by the gain on the sale of an Engine Components manufacturing facility of $10 million, and higher volume (net of adverse mix) of $6 million. For the three months ended June 29, 2007, Automotive Components recorded restructuring charges of $5 million related to severance and other costs and asset impairments primarily related to the closure of a facility in Spain. For the three months ended June 30, 2006, Automotive Components incurred $1 million for charges related to severance and other costs at certain production facilities.

Six Months Ended June 29, 2007 Compared to Six Months Ended June 30, 2006

	Six Months Ended		Variance
	June 29,	June 30,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Sales	$1,000	$887	$113
Earnings before taxes	54	70	(16)
Restructuring charges and asset impairments included in earnings before taxes	6	1	5

Sales for the Automotive Components segment for the six months ended June 29, 2007 were $1,000 million, an increase of $113 million compared to $887 million for the six months ended June 30, 2006. The increase was driven primarily by favorable volume (net of price reductions provided to customers) of $62 million, and the favorable effect of currency exchange of $51 million.

Earnings before taxes for the Automotive Components segment for the six months ended June 29, 2007 were $54 million, a decrease of $16 million compared to $70 million for the six months ended June 30, 2006. The decrease was driven primarily by price reductions to our customers and inflation (net of cost reductions) of $21 million, higher costs resulting from inefficient product launches of $9 million, higher restructuring charges of $5 million, and higher warranty costs of $2 million. These items were partially offset by higher volume (net of adverse mix) of $10 million, the gain on the sale of an Engine Components manufacturing facility of $10 million, and the favorable effect of currency exchange of $2 million. For the six months ended June 29, 2007, Automotive Components recorded restructuring charges of $6 million in connection with severance and other costs and asset impairments primarily related to the closure of a facility in Spain. For the six months ended June 30, 2006, Automotive Components incurred $1 million for charges related to severance and other costs at certain production facilities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities.  Cash provided by operating activities for the six months ended June 29, 2007 was $69 million as compared to $251 million for the six months ended June 30, 2006. This decrease is due primarily to higher working capital requirements as well as lower profits. Included in cash provided by operating activities are proceeds of $127 million from borrowings under our accounts receivable securitization program. See Off-Balance Sheet Arrangements.

Investing Activities.  Cash used in investing activities for the six months ended June 29, 2007 was $229 million as compared to $193 million for the six months ended June 30, 2006.

During the six months ended June 29, 2007 and June 30, 2006, we spent $228 million and $202 million, respectively, in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches started in 2006 and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $540 million, or approximately 4% of sales, in such capital expenditures during 2007.

Financing Activities.  Cash used in financing activities was $133 million for the six months ended June 29, 2007, as compared to $253 million in the six months ended June 30, 2006. During the six months ended June 29, 2007, we repurchased substantially all of our Old Notes for approximately $1,396 million, and issued the New Senior Notes for cash proceeds of approximately $1,465 million. Proceeds from the issuance of the New Senior Notes were used to fund the repurchase of the Old Notes and for general corporate purposes. On May 9, 2007, the entire $1.1 billion of principal of term loans under our Senior Secured Credit Facilities was funded, and we drew down $461 million of the Revolving Credit Facility and used such proceeds, together with approximately $15.6 million of available cash on hand, to refinance $2.5 billion of existing senior secured credit facilities by repaying approximately $1,561 million outstanding on the existing senior secured credit facilities and to pay interest along with certain fees and expenses related to the refinancing. During the six months ended June 29, 2007, we repaid approximately $261 million under the Revolving Credit Facility. On February 2, 2006, we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020, for £137 million, or approximately $243 million.

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

In March 2007, we issued New Senior Notes consisting of 7% Senior Notes due 2014 and 6 3/8% Senior Notes due 2014 in principal amounts of $500 million and €275 million, respectively, and 7 1/4% Senior Notes due 2017 in the principal amount of $600 million. The proceeds from the issuance of the New Senior Notes of $1,465 million were used to repurchase substantially all of the Old Notes previously outstanding and for general corporate purposes. In May 2007, the entire $1.1 billion principal amount of the term loans under our Senior Secured Credit Facilities was funded and we drew down $461 million of the Revolving Credit Facility and used such proceeds, together with approximately $15.6 million of available cash on hand, to refinance $2.5 billion of existing senior secured credit facilities by repaying approximately $1,561 million outstanding.

We intend to draw down on, and use proceeds from, the Revolving Credit Facility and our United States and European accounts receivables facilities (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of June 29, 2007, we had approximately $1,084 million of availability under our Revolving Credit Facility which primarily reflects $240 million of borrowings on the Revolving Credit Facility and $71 million in outstanding letters of credit and guarantees, which reduced the amount available. As of June 29, 2007, approximately $332 million of our total reported accounts receivable balance was considered eligible for borrowings under our United States receivables facility, of which approximately $209 million was available for funding. On June 29, 2007, $127 million of borrowings were outstanding under this receivables facility. In addition, as of June 29, 2007, we had approximately €122 million and £25 million available under our European accounts receivable facilities. We had no outstanding borrowings under the European accounts receivable facilities as of June 29, 2007.

In addition to the initial draw on the Revolving Credit Facility of $461 million that was made on May 9, 2007, we anticipate that we will draw as much as an aggregate of $400 million from the Liquidity Facilities. Portions of the amounts drawn under the Liquidity Facilities typically will be paid back throughout the month as cash from customers is received. We may then draw upon such facilities again for working capital purposes in the same or succeeding months. These borrowings reflect normal working capital utilization of liquidity. In addition, we own a 78.4% interest in Dalphi Metal Espana, S.A. (“Dalphimetal”). Dalphimetal and its subsidiaries have approximately

€41 million of credit facilities, of which €17 million was available as of June 29, 2007. Our subsidiaries in the Asia Pacific region also have various credit facilities totaling approximately $97 million (US dollar equivalent), of which $45 million (US dollar equivalent), was available on June 29, 2007. These borrowings are primarily in the local currency of the country where our subsidiary’s operations are located. We expect that these additional facilities will be drawn from time to time for normal working capital purposes.

Debt Repurchases.  On March 26, 2007, we repurchased substantially all of the Old Notes for $1,386 million resulting in a loss on retirement of debt of $147 million. On April 18, 2007, we repurchased additional Old Notes tendered after the Consent Date, but on or before the Tender Expiration Date, for $10 million and recorded a loss on retirement of debt of $1 million. We funded these repurchases from the March 2007 issuance of the New Senior Notes. On May 9, 2007, we refinanced approximately $1,561 million outstanding under the existing senior secured credit facilities and recorded a loss on retirement of debt of $7 million.

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

Credit Ratings.  Set forth below are our credit ratings for Standard & Poor’s, Moody’s and Fitch as of June 29, 2007.

	S & P	Moody’s	Fitch

Corporate Rating	BB+	Ba2	BB
Bank Debt Rating	BBB	Baa3	BB+
New Senior Notes Rating	BB-	Ba3	BB-
Old Notes Rating	*	*	*

*	Ratings withdrawn

Senior Secured Credit Facilities.  The senior secured credit facilities consist of a secured revolving credit facility and various senior secured term loan facilities (the “Senior Secured Credit Facilities”). As of June 29, 2007, the term loan facilities, with maturities ranging from 2013 to 2014, consisted of an aggregate of $1.1 billion dollar-denominated term loans and the revolving credit facility provided for borrowing of up to $1.4 billion.

The Term Loan A-1 will amortize in quarterly installments, beginning with $30 million in 2009, $75 million in 2010, $120 million in 2011, $225 million in 2012 and $150 million in 2013. The Term Loan B-1 will amortize in equal quarterly installments beginning September 30, 2007 in an amount equal to 1% per annum during the first six years and six months and in one final installment on the maturity date.

Guarantees and Security of Senior Secured Credit Facilities.  The Senior Secured Credit Facilities, like the previously existing senior credit facilities, are unconditionally guaranteed by the Company and substantially all existing and subsequently acquired wholly-owned domestic subsidiaries. Obligations of the foreign subsidiary borrowers are unconditionally guaranteed by the Company, TRW Automotive Inc. and certain foreign subsidiaries of TRW Automotive Inc. The Senior Secured Credit Facilities, like the previously existing senior credit facilities, are secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive Inc. and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of TRW Automotive Inc. and substantially all of its domestic subsidiaries and 65% of the stock of foreign subsidiaries owned by domestic entities. In addition, foreign borrowings under the Senior Secured Credit Facilities will be secured by assets of the foreign borrowers.

Interest Payments.  Borrowings under the Senior Secured Credit Facilities will bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the administrative agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) a London Inter-Bank Offered Rate (“LIBOR”) or a eurocurrency rate determined by reference to interest rates for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of June 29, 2007, the applicable margin for the Term Loan A-1 and the Revolving Credit Facility was 0.125% with respect to base rate borrowings and 1.125% with respect to eurocurrency borrowings, and the applicable margin for the Term Loan B-1 was 0.50% with respect to base rate borrowings and 1.50% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.25%. The commitment fee and the applicable margin on the Revolving Credit Facility and the applicable margin on the Term Loan A-1 are subject to a leverage-based grid. Variable rate debt exposes us to the risk of rising interest rates. As interest rates increase, our debt service obligation on variable rate debt increases, even though principal amounts borrowed remain unchanged.

Our New Senior Notes, which mature in 2014 and 2017, bear interest, payable semi-annually on March 15 and September 15, at fixed rates ranging from 6 3/8% to 7 1/4%. Our remaining Old Notes, which mature in 2013, bear interest, payable semi-annually on February 15 and August 15, at fixed rates ranging from 9 3/8% to 11 3/4%.

Debt Restrictions.  The Senior Secured Credit Facilities, like the previously existing senior credit facilities, contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of TRW Automotive Inc. and its subsidiaries, to incur additional indebtedness or issue preferred stock, repay other indebtedness (including the New Senior Notes), pay certain dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing TRW Automotive Inc.’s indebtedness, including the New Senior Notes and the Receivables Facility, and change the business we conduct. In addition, the Senior Secured Credit Facilities, like the previously existing senior credit facilities, contain financial covenants relating to a maximum total leverage ratio and a minimum interest coverage ratio and require certain prepayments from excess cash flows, as defined, and in connection with certain asset sales and the incurrence of debt not permitted under the Senior Secured Credit Facilities. The Senior Secured Credit Facilities generally restrict the payment of dividends or other distributions by TRW Automotive Inc., subject to specified exceptions. The exceptions include, among others, the making of payments or distributions in respect of expenses required for us and our wholly-owned subsidiary, TRW Automotive Intermediate Holdings Corp., to maintain our corporate existence, general corporate overhead expenses, tax liabilities and legal and accounting fees. Since we are a holding company without any independent operations, we do not have significant cash obligations, and are able to meet our limited cash obligations under the exceptions to our debt covenants. The Senior Secured Credit Facilities also include customary events of default.

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

Interest Rate Swap Agreements.  In November 2005, the Company entered into a series of interest rate swap agreements with a total notional value of $250 million to hedge the variability of interest payments associated with its variable-rate term debt. Since the interest rate swaps hedged the variability of interest payments on variable rate debt with the same terms, they qualified for cash flow hedge accounting treatment. The swap agreements were expected to settle in January 2008. In October and November 2006, the Company unwound the interest rate swaps with a total notional value of $250 million. In conjunction with the May 9, 2007 refinancing of our existing senior secured credit facilities, we reclassified approximately $1 million remaining in other comprehensive earnings to loss on retirement of debt relating to these interest rate swaps.

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

Contractual Obligations and Commitments

In the first six months of 2007, we repurchased substantially all of the Old Notes for approximately $1,396 million, and issued the New Senior Notes for proceeds of approximately $1,465 million. In May 2007, we refinanced approximately $1,561 million outstanding under the then-existing senior secured credit facilities with new Senior Secured Credit Facilities.

Under the master purchase agreement relating to the Acquisition, we are required to indemnify Northrop Grumman Corporation (“Northrop”) for certain tax losses or liabilities pertaining to pre-Acquisition periods. This indemnification obligation is capped at $67 million and we have made payments of $67 million pursuant to this indemnification. As such, we have no remaining obligation under this indemnity.

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

We have entered into a receivables facility, which, as amended (the “Receivables Facility”), extends to December 2009 and currently provides up to $209 million in funding from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors. On January 19, 2007, we reduced the committed amount of the facility from $250 million to $209 million and amended certain terms of the Receivables Facility to increase availability of funding under the facility.

Certain of our subsidiaries (the “Sellers”) sell trade accounts receivables originated by them in the United States through the Receivables Facility. Receivables are sold to TRW Automotive Receivables LLC (the “Transferor”) at a discount. The Transferor is a bankruptcy-remote special purpose limited liability company that is our wholly-owned consolidated subsidiary. The Transferor’s purchase of receivables is financed through a transfer agreement with TRW Automotive Global Receivables LLC (the “Borrower”). Under the terms of the transfer agreement, the Borrower purchases all receivables sold to the Transferor. The Borrower is a bankruptcy-remote special purpose limited liability company that is wholly-owned by the Transferor and is not consolidated when certain requirements are met.

Generally, multi-seller commercial paper conduits supported by committed liquidity facilities are available to provide cash funding for the Borrower’s purchase of receivables through secured loans/tranches to the extent desired and permitted under the receivables loan agreement. The Transferor records a receivable for the difference between the purchase price of the receivables purchased and cash borrowed through the Receivables Facility.

The Sellers act as servicing agents per the servicing agreement and continue to service the transferred receivables for which they receive a monthly servicing fee at a rate of 1% per annum of the average daily outstanding balance of receivables. The usage fee under the Receivables Facility is 0.85% of outstanding borrowings. In addition, we are required to pay a fee of 0.40% on the unused portion of the Receivables Facility. Both the usage fee and the fee on the unused portion of the Receivables Facility are subject to a leveraged based grid. These rates are per annum and payments of these fees are made to the lenders on the monthly settlement date.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). As of June 29, 2007, based on the terms of the Receivables Facility and the criteria described above, approximately $332 million of our accounts receivable were considered eligible to support borrowings under the Receivables Facility and the entire $209 million Receivables Facility was available for funding.

On June 29, 2007, borrowings of $127 million were outstanding under this facility and the financial statements of the Borrower were excluded from our condensed consolidated financial statements as of June 29, 2007. In addition, the Transferor recorded a receivable from the Borrower of $359 million for the difference between receivables purchased and cash borrowed through the Receivables Facility. This amount is reflected as receivable from affiliate on the condensed consolidated balance sheet as of June 29, 2007. Net proceeds from the Receivables Facility were $127 million in each of the three and six month periods ended June 29, 2007.

As of December 31, 2006, there were no borrowings outstanding under the Receivables Facility and the financial statements of the Borrower were included in our consolidated financial statements at December 31, 2006.

Other Receivables Facilities

In addition to the Receivables Facility described above, certain of the Company’s European subsidiaries have entered into receivables financing arrangements. The Company has up to €75 million available until January 2008 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. Additionally, the Company has a receivables financing arrangement of up to £25 million available until November 2007 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its United Kingdom affiliates and sells those trade receivables to a United Kingdom bank. The Company has a factoring arrangement in France which provides for availability of up to €80 million until July 2008. This arrangement involves a wholly-owned special purpose vehicle which purchases trade receivables from its French affiliates and sells those trade receivables to a French bank. All European arrangements are renewable for one year at the end of their respective terms, if not terminated. As of June 29, 2007, approximately €122 million and £25 million were available for funding under the Company’s European accounts receivable facilities. There were no outstanding borrowings under any of these facilities as of June 29, 2007 or December 31, 2006.

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

A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of June 29, 2007, we had reserves for environmental matters of $57 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of the indemnification provided for in the master purchase agreement under which Northrop has agreed to indemnify us for 50% of any environmental liabilities associated with the operation or ownership of TRW Inc.’s automotive business existing at or prior to the Acquisition, subject to certain exceptions.

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

On May 31, 2006, the National Highway Traffic Safety Administration opened an Engineering Analysis of front suspension lower ball joints on model year 2002-2006 Jeep Liberty vehicles. A subsidiary of the Company manufactured the ball joint used in this suspension system. On August 1, 2006, the Chrysler unit of DaimlerChrysler A.G. announced a voluntary recall to address this issue. The recall is estimated to affect 826,687 vehicles. DaimlerChrysler submitted a claim for a portion of the costs relating to the recall. Effective June 19, 2007, the parties reached an agreement to settle this dispute with no material effect on our financial condition, results of operations or cash flows.

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

OUTLOOK

The Company updated its full year outlook to reflect the impact of the previously mentioned Senior Secured Credit Facilities refinancing transaction and to account for other changes to its forecast assumptions. The Company expects full year sales in the range of $14.1 to $14.5 billion (including third quarter sales of approximately $3.4 billion) and net earnings per diluted share in the range of $0.55 to $0.85, which includes debt retirement costs of $155 million, or $1.50 per diluted share. This guidance range reflects pre-tax restructuring expenses of approximately $45 million (including approximately $12 million in the third quarter), and an effective tax rate expected to be in excess of 60% since there is no corresponding income tax benefit related to the debt retirement costs. Lastly, the Company expects capital expenditures in 2007 to be approximately 4% of sales.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors which could cause our actual results to differ materially from those suggested by our forward-looking statements are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under “Item 1A. Risk Factors” and include: production cuts or restructuring by our major customers; work stoppages or other labor issues at the facilities of our customers or suppliers; non-performance by, or insolvency of, our suppliers and customers, which may be exacerbated by bankruptcies and other pressures within the automotive industry; the inability of our suppliers to deliver products at the scheduled rate and disruptions arising in connection therewith; interest rate risk arising from our variable rate indebtedness; loss of market share by domestic vehicle manufacturers; efforts by our customers to consolidate their supply base; severe inflationary pressures impacting the market for commodities; escalating pricing pressures from our customers; our dependence on our largest customers; fluctuations in foreign exchange rates; our substantial leverage; product liability and warranty and recall claims and efforts by customers to alter terms and conditions concerning warranty and recall participation; limitations on flexibility in operating our business contained in our debt agreements; the possibility that our owners’ interests will conflict with ours; and other risks and uncertainties set forth in our Form 10-K and our other filings with the Securities and Exchange Commission.

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

As of June 29, 2007, approximately 20% of our total debt was in foreign currencies as compared to 15% as of December 31, 2006.

Interest Rate Risk.  We are subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. In order to manage interest costs, we utilize interest rate swap agreements to exchange fixed and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (“LIBOR”). As of June 29, 2007, approximately 47% of our total debt was at variable interest rates, with no interest rate swaps in effect, compared to December 31, 2006, when approximately 55% of our total debt was at variable interest rates (or 71% when considering the effect of interest rate swaps).

Sensitivity Analysis.  We utilize a sensitivity analysis model to calculate the fair value, cash flows or income statement impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of June 29, 2007 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed. The results of the sensitivity model calculations follow:

	Assuming a
	10%	Assuming a 10%	Favorable
	Increase in	Decrease in	(Unfavorable)
	Rates	Rates	Change in
	(Dollars in millions)

Market Risk
Foreign Currency Rate Sensitivity:
Forwards*
— Long US$	$(41)	$41	Fair value
— Short US$	$21	$(21)	Fair value
Debt**
— Foreign currency denominated	$(62)	$62	Fair value
Interest Rate Sensitivity:
Debt
— Fixed rate	$63	$(67)	Fair value
— Variable rate	$(9)	$9	Cash flow

*	Change in fair value of forward contracts hedging the identified underlying positions assuming a 10% change in the value of the U.S. Dollar vs. foreign currencies.

**	Change in fair value of foreign currency denominated debt assuming a 10% change in the value of the foreign currency.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 29, 2007, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and submitted to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in this Quarterly Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies,” there have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

Item 1A.	Risk Factors

There have been no material changes in risk factors involving the Company or its subsidiaries from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer repurchases

The independent trustee of our 401(k) plans and similar plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and matching contributions in Company stock to employee investments. In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and for the satisfaction of tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the Company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of this Report on Form 10-Q. In addition, although our stock incentive plan also permits the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding, there was no such withholding in the second quarter of 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its 2007 Annual Meeting of Stockholders on May 14, 2007. At the meeting, the following matters were submitted to a vote of the stockholders of the Company and approved by the stockholders:

(1) The election of three directors to three-year terms on the Board of Directors.

Class III directors for a term expiring at the 2010 annual meeting of stockholders:

	For	Withhold

John C. Plant	70,478,749	23,792,719
Neil P. Simpkins	70,170,955	24,100,513
Jody G. Miller	92,987,507	1,283,961

(2) The ratification of Ernst & Young LLP as the independent registered public accounting firm to audit the consolidated financial statements of TRW Automotive Holdings Corp. for 2007:

For	Against	Abstain

94,010,525	255,431	5,511

Item 6.	Exhibits

Exhibit
Number	Exhibit Name

10.1	Fifth Amended and Restated Credit Agreement dated as of May 9, 2007, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Foreign Subsidiary Borrowers party hereto, the Lenders party hereto from time to time, JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank) as Administrative Agent and as Collateral Agent for the Lenders and Bank of America, N.A., as Syndication Agent
31(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32(a)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
32(b)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

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

Date: August 1, 2007