Form 10-Q
period 2007-09-28
TRW AUTOMOTIVE HOLDINGS CORP
filed 2007-10-30
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2007
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

As of October 23, 2007, the number of shares outstanding of the registrant’s Common Stock was 100,614,451.

TRW Automotive Holdings Corp.

Index

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6.	Exhibits	46
Signatures		47
Supplemental Indenture dated as of September 14, 2007, pertaining to 6 3/8% Senior Notes due 2014
Supplemental Indenture dated as of September 14, 2007, pertaining to 7% Senior Notes due 2014
Supplemental Indenture dated as of September 14, 2007, pertaining to 7 1/4% Senior Notes due 2017
Certification Pursuant to Rule 13a-14(a)
Certification Pursuant to Rule 13a-14(a)
Certification Pursuant to 18 U.S.C.
Certification Pursuant to 18 U.S.C.

i

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Earnings

	Three Months Ended
	September 28,	September 29,
	2007	2006
	(Unaudited)
	(In millions, except per share amounts)

Sales	$3,495	$3,015
Cost of sales	3,260	2,785

Gross profit	235	230
Administrative and selling expenses	126	134
Amortization of intangible assets	9	9
Restructuring charges and asset impairments	13	3
Other (income) expense — net	(8)	2

Operating income	95	82
Interest expense — net	54	62
Accounts receivable securitization costs	2	—
Equity in earnings of affiliates, net of tax	(5)	(6)
Minority interest, net of tax	3	3

Earnings before income taxes	41	23
Income tax expense	18	18

Net earnings	$23	$5

Basic earnings per share:
Earnings per share	$0.23	$0.05

Weighted average shares	100.6	100.8

Diluted earnings per share:
Earnings per share	$0.22	$0.05

Weighted average shares	103.3	104.0

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Earnings

	Nine Months Ended
	September 28,	September 29,
	2007	2006
	(Unaudited)
	(In millions, except per share amounts)

Sales	$10,816	$9,872
Cost of sales	9,921	8,923

Gross profit	895	949
Administrative and selling expenses	401	403
Amortization of intangible assets	27	27
Restructuring charges and asset impairments	32	22
Other income — net	(40)	(13)

Operating income	475	510
Interest expense — net	173	182
Loss on retirement of debt	155	57
Accounts receivable securitization costs	4	2
Equity in earnings of affiliates, net of tax	(20)	(19)
Minority interest, net of tax	13	11

Earnings before income taxes	150	277
Income tax expense	116	134

Net earnings	$34	$143

Basic earnings per share:
Earnings per share	$0.34	$1.43

Weighted average shares	99.5	100.2

Diluted earnings per share:
Earnings per share	$0.33	$1.38

Weighted average shares	102.8	103.6

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	September 28,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$473	$578
Marketable securities	13	11
Accounts receivable — net	2,616	2,049
Inventories	910	768
Prepaid expenses and other current assets	290	270

Total current assets	4,302	3,676
Property, plant and equipment — net of accumulated depreciation of $2,160 million and $1,644 million, respectively	2,806	2,714
Goodwill	2,285	2,275
Intangible assets — net	718	738
Pension asset	1,053	979
Other assets	762	751

Total assets	$11,926	$11,133

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$161	$69
Current portion of long-term debt	26	101
Trade accounts payable	2,077	1,977
Accrued compensation	295	271
Other current liabilities	1,143	1,257

Total current liabilities	3,702	3,675
Long-term debt	3,328	2,862
Post-retirement benefits other than pensions	638	645
Pension benefits	700	722
Other long-term liabilities	842	723

Total liabilities	9,210	8,627
Minority interests	128	109
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,170	1,125
Retained earnings	342	308
Accumulated other comprehensive earnings	1,075	963

Total stockholders’ equity	2,588	2,397

Total liabilities, minority interests and stockholders’ equity	$11,926	$11,133

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 28,	September 29,
	2007	2006
	(Unaudited)
	(Dollars in millions)

Operating Activities
Net earnings	$34	$143
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	408	381
Pension and other post-retirement benefits, net of contributions	(147)	(139)
Net gains on sale of assets	(19)	(1)
Loss on retirement of debt	155	57
Other — net	27	76
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable — net, and receivable from affiliate	(424)	(94)
Inventories	(86)	(38)
Trade accounts payable	(10)	(112)
Other assets	(9)	13
Other liabilities	(18)	(34)

Net cash (used in) provided by operating activities	(89)	252
Investing Activities
Capital expenditures	(339)	(334)
Acquisitions, net of cash acquired	(12)	(12)
Investment in affiliates	—	(1)
Termination of interest rate swaps	(12)	—
Purchase price adjustments	3	(12)
Proceeds from sale/leaseback transactions	6	—
Net proceeds from asset sales and divestitures	35	33

Net cash used in investing activities	(319)	(326)
Financing Activities
Change in short-term debt	66	(25)
Net proceeds from revolving credit facility	638	—
Proceeds from issuance of long-term debt, net of fees	2,584	28
Redemption of long-term debt	(3,000)	(291)
Proceeds from exercise of stock options	29	21

Net cash provided by (used in) financing activities	317	(267)
Effect of exchange rate changes on cash	(14)	40

Decrease in cash and cash equivalents	(105)	(301)
Cash and cash equivalents at beginning of period	578	659

Cash and cash equivalents at end of period	$473	$358

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements

1.	Description of Business

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three and nine months ended September 28, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

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

Earnings per Share.  Basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings per share were:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(In millions)

Weighted average shares outstanding	100.6	100.8	99.5	100.2
Effect of dilutive securities	2.7	3.2	3.3	3.4

Diluted shares outstanding	103.3	104.0	102.8	103.6

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table presents the movement in the product warranty liability for the three and nine month periods ended September 28, 2007 and September 29, 2006:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(Dollars in millions)

Beginning balance	$137	$126	$133	$101
Current period accruals, net of changes in estimates	15	10	43	44
Used for purposes intended	(10)	(10)	(37)	(25)
Effects of foreign currency translation	5	3	8	9

Ending balance	$147	$129	$147	$129

Comprehensive Earnings.  The components of comprehensive earnings, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(Dollars in millions)

Net earnings	$23	$5	$34	$143
Foreign currency translation earnings, net	68	27	118	94
Realized net (losses) gains on cash flow hedges	(5)	2	1	(6)
Adjustments to pension and post-retirement benefits other than pension liabilities	(4)	—	(7)	—

Comprehensive earnings	$82	$34	$146	$231

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

3.	Restructuring Charges and Asset Impairments

Restructuring charges and asset impairments include the following:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(Dollars in millions)

Severance and other charges	$13	$10	$25	$24
Asset impairments related to restructuring activities	—	2	4	3
Curtailment gains	—	(10)	—	(10)

Total restructuring charges	13	2	29	17
Other asset impairments	—	1	3	5

Total restructuring charges and asset impairments	$13	$3	$32	$22

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

Restructuring charges and asset impairments by segment are as follows:

Chassis Systems

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(Dollars in millions)

Severance and other charges	$9	$7	$17	$17
Asset impairments related to restructuring activities	—	2	—	2
Curtailment gains	—	(10)	—	(10)

Total restructuring charges	9	(1)	17	9
Other asset impairments	—	—	3	3

Total restructuring charges and asset impairments	$9	$(1)	$20	$12

For the three and nine months ended September 28, 2007, the Company incurred charges of $9 million and $17 million, respectively, related to severance, retention and outplacement services at various production facilities in its Chassis Systems segment. For the three and nine months ended September 29, 2006, the Company incurred charges of $7 million and $17 million, respectively, related to severance, retention and outplacement services at various facilities.

For the three and nine months ended September 29, 2006, the Company recorded net asset impairments related to restructuring activities of approximately $2 million to write down certain machinery and equipment to fair value based on estimated future cash flows.

For the three and nine months ended September 29, 2006, the Company recorded curtailment gains of approximately $10 million related to a reduction of retiree medical benefit obligations for certain employees at a closed facility.

For the nine months ended September 28, 2007, the Company recorded other asset impairments of $3 million to write down certain buildings to fair value based on current real estate market conditions, and $3 million for the nine months ended September 29, 2006 to write down certain machinery and equipment to fair value based on estimated future cash flows.

Occupant Safety Systems

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(Dollars in millions)

Severance and other charges	$1	$1	$—	$4
Asset impairments related to restructuring activities	—	—	3	1

Total restructuring charges	1	1	3	5
Other asset impairments	—	1	—	2

Total restructuring charges and asset impairments	$1	$2	$3	$7

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

During the three months ended September 28, 2007, the Company incurred charges of $1 million related to severance, retention and outplacement services at various production facilities in its Occupant Safety Systems segment. During the nine months ended September 28, 2007, the Company incurred charges of $2 million related to severance, retention and outplacement services at various production facilities, which were offset by a $2 million reversal of reserves for severance and other charges associated with the closing of a facility as the related activities were completed at a lower cost than previously estimated.

The Company incurred approximately $1 million and $4 million during the three and nine months ended September 29, 2006, respectively, for charges primarily related to severance, retention and outplacement services at a closed facility.

For the nine months ended September 28, 2007, the Company recorded net asset impairments related to restructuring activities of $3 million to write-down certain machinery and equipment to fair value based on estimated future cash flows, and $1 million for the nine months ended September 29, 2006 to write down certain buildings to fair value based on current real estate market conditions.

For the three and nine months ended September 29, 2006, the Company recorded other asset impairments of approximately $1 million and $2 million, respectively, to write down certain property, plant and equipment to fair value based on estimated future cash flows.

Automotive Components

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(Dollars in millions)

Severance and other charges	$3	$2	$8	$3
Asset impairments related to restructuring activities	—	—	1	—

Total restructuring charges	$3	$2	$9	$3

For the three and nine months ended September 28, 2007, the Company incurred charges of $3 million and $8 million, respectively, related to severance, retention and outplacement services at various production facilities in its Automotive Components segment.

The Company incurred approximately $2 million and $3 million during the three and nine months ended September 29, 2006, respectively, for charges related to lease termination costs, severance and headcount reductions at certain production facilities.

For the nine months ended September 28, 2007, the Company recorded net asset impairments related to restructuring activities of $1 million to write down certain machinery and equipment to fair value based on estimated future cash flows.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(Dollars in millions)

Beginning balance	$44	$60	$66	$69
Current period accruals, net of changes in estimates	13	10	25	24
Purchase price allocation	—	12	1	7
Used for purposes intended	(19)	(11)	(55)	(32)
Effects of foreign currency translation	1	(1)	2	2

Ending balance	$39	$70	$39	$70

Of the $39 million restructuring reserves accrued as of September 28, 2007, approximately $14 million is expected to be paid in 2007. The remainder is expected to be paid in 2008 through 2011, and is comprised mainly of recently announced restructuring actions, as well as involuntary employee termination arrangements outside the United States.

During the nine months ended September 28, 2007, the Company recorded net adjustments of approximately $1 million to purchase price allocations related to acquisitions in accordance with the provisions of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” For the three and nine months ended September 29, 2006, such adjustments to the purchase price allocation totaled $12 million and $7 million, respectively.

4.	Inventories

The major classes of inventory are as follows:

	As of
	September 28,	December 31,
	2007	2006
	(Dollars in millions)

Finished products and work in process	$464	$395
Raw materials and supplies	446	373

Total inventories	$910	$768

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

5.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components
	Segment	Segment	Segment	Total
	(Dollars in millions)

Balance as of December 31, 2006	$866	$949	$460	$2,275
Acquisitions and purchase price adjustments	5	(3)	—	2
Effects of foreign currency translation	—	8	—	8

Balance as of September 28, 2007	$871	$954	$460	$2,285

During the nine months ended September 28, 2007, the Company completed an acquisition in its Chassis Systems segment which was not material to the Company’s financial position. In conjunction with this acquisition, the Company recorded goodwill of approximately $5 million, which is subject to adjustment while the Company finalizes its purchase price allocation. The Company also reduced goodwill in its Occupant Safety Systems segment by $3 million during the nine months ended September 28, 2007 in conjunction with the purchase price finalization for an earlier acquisition.

Intangible assets

The following table reflects intangible assets and related amortization:

	As of September 28, 2007			As of December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$498	$(108)	$390	$492	$(89)	$403
Developed technology	82	(47)	35	81	(39)	42
Non-compete agreements	1	—	1	1	—	1

Total	581	$(155)	426	574	$(128)	446

Indefinite-lived intangible assets:
Trademarks	292		292	292		292

Total	$873		$718	$866		$738

In conjunction with the acquisition in its Chassis Systems segment, the Company recorded customer relationships of approximately $4 million during the nine months ended September 28, 2007.

The weighted average amortization periods for intangible assets subject to amortization are as follows:

Weighted Average
Amortization
Period

Customer relationships	20 years
Developed technology	8 years
Non-compete agreements	5 years

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

Aggregate amortization expense for each of the three month periods ended September 28, 2007 and September 29, 2006 was $9 million. Aggregate amortization expense for each of the nine month periods ended September 28, 2007 and September 29, 2006 was $27 million. The Company expects that ongoing amortization expense will approximate the following over the next five years:

Amortization
Years Ending December 31,	Expense
(Dollars in millions)

2007	$36
2008	35
2009	35
2010	35
2011	27

6.	Other (Income) Expense — Net

The following table provides details of other (income) expense — net:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(Dollars in millions)

Net provision for bad debts	$2	$2	$(1)	$5
Net gains on sales of assets	(7)	(1)	(19)	(3)
Foreign currency exchange losses	5	5	4	3
Royalty and grant income	(7)	(5)	(20)	(17)
Miscellaneous other (income) expense	(1)	1	(4)	(1)

Other (income) expense — net	$(8)	$2	$(40)	$(13)

During the three and nine month periods ended September 28, 2007, the Company recognized gains on asset sales of $7 million and $19 million, respectively, primarily related to sales of various buildings and real estate. The Company received $18 million and $35 million, respectively, from those sales during the three and nine months ended September 28, 2007.

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The Receivables Facility can be treated as a general financing agreement or as an off-balance sheet financing arrangement. Whether the funding and Receivables are shown as liabilities and assets, respectively, on the Company’s consolidated balance sheet, or, conversely, are removed from the consolidated balance sheet depends on the level of fair value of the multi-seller conduits’ loans to the Borrower. When such level is at least 10% of the fair value of all of the Borrower’s assets (consisting principally of Receivables sold by the Sellers), the Borrower is considered a qualifying special purpose entity under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities;” and its financial statements are not included in the Company’s consolidated financial statements. Costs associated with the Receivables Facility are recorded as accounts receivable securitization costs in the Company’s consolidated statement of earnings. The proceeds received net of repayments disbursed are included in cash flows from operating activities in the consolidated statement of cash flows. Repayments disbursed less proceeds received from the Receivables Facility in the three month period ended September 28, 2007 were $127 million. Proceeds received less repayments disbursed on the Receivables Facility were zero in the nine month period ended September 28, 2007.

At such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the Borrower’s assets, the Company is required to include the financial statements of the Borrower in the Company’s consolidated financial statements. The Company had no outstanding borrowings under the Receivables Facility as of September 28, 2007 and December 31, 2006. As such, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the Borrower’s assets and, therefore, the financial statements of the Borrower were included in the Company’s condensed consolidated financial statements as of September 28, 2007 and December 31, 2006.

Availability of funding under the Receivables Facility depends primarily upon the outstanding trade accounts receivable balance, and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). As of September 28, 2007, based on the terms of the Receivables Facility and the criteria described above, approximately $242 million of the Company’s reported accounts receivable were considered eligible to support borrowings under the Receivables Facility, of which approximately $178 million was available for funding.

Other Receivables Facilities.  In addition to the Receivables Facility described above, certain of the Company’s European subsidiaries have entered into receivables financing arrangements. The Company has up to €75 million available until January 2008 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. Additionally, the Company has a receivables financing arrangement of up to £25 million available until November 2008 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

receivables from its United Kingdom affiliates and sells those trade receivables to a United Kingdom bank. The Company has a factoring arrangement in France which provides for availability of up to €80 million until July 2008. This arrangement involves a wholly-owned special purpose vehicle, which purchases trade receivables from its French affiliates and sells those trade receivables to a French bank. All European arrangements are renewable for one year at the end of their respective terms, if not terminated. As of September 28, 2007, approximately €128 million and £25 million were available for funding under the Company’s European accounts receivable facilities. There were no outstanding borrowings under any of these facilities as of September 28, 2007 or December 31, 2006.

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

Income tax expense for the three months ended September 28, 2007 was $18 million on pre-tax earnings of $41 million, while income tax expense for the nine months ended September 28, 2007 was $116 million on pre-tax earnings of $150 million and does not include a tax benefit related to the $155 million loss on retirement of debt. See Note 10. Income tax expense for the three and nine months ended September 29, 2006 was $18 million on pre-tax income of $23 million and $134 million on pre-tax income of $277 million, respectively. Income tax expense for the nine months ended September 29, 2006, does not include a tax benefit related to the $57 million loss on retirement of debt. See Note 10. The income tax rate varies from the United States statutory income tax rate due primarily to losses in the United States and certain foreign jurisdictions, including the losses on retirement of debt noted above, without the recognition of a corresponding income tax benefit, partially offset by favorable foreign tax rates, holidays, and credits.

For the three months ended September 28, 2007, income tax expense includes a net benefit of $5 million as the result of tax law changes enacted in Germany and the United Kingdom. Among other changes, the tax legislation in both jurisdictions includes reductions in the corporate tax rates for 2008 forward. While the reduced tax rates are not effective until 2008, the deferred tax assets and liabilities in these jurisdictions have been revalued during the three months ended September 28, 2007 to reflect the new rates.

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

The gross unrecognized tax benefits as of January 1, 2007 were $356 million including interest and penalties of $46 million. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $100 million. The gross unrecognized tax benefits differ from the amount that would affect the effective tax rate due to the impact of valuation allowances, foreign country offsets relating to transfer pricing adjustments, and resolutions relating to purchase business combinations. The gross unrecognized tax benefits as of January 1, 2007 have decreased by approximately $25 million as the result of tax payments made during the nine months ended September 28, 2007, primarily relating to the examination of the Company’s German tax returns for tax years 1997 through 2000. The Company believes that it is reasonably possible that a reduction to the gross unrecognized tax

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

benefits, ranging from $60 to $80 million, may occur within the next twelve months. This potential reduction relates primarily to anticipated settlements with the German tax authorities pertaining to various transfer pricing matters for tax years 1997 through 2005 and certain temporary items for tax years 1997 through 2000. A significant portion of this potential settlement relates to periods in which the entities were members of the Company’s predecessor and the resolution of any issues relating to those periods are subject to the indemnification provisions of the master purchase agreement between the Company and Northrop Grumman Corporation (“Northrop”). Under the indemnification provisions, the Company will be reimbursed for these anticipated settlement payments and as such has recorded a receivable.

The Company, or one or more of its subsidiaries, files income tax returns in the United States federal jurisdiction, and various state and foreign jurisdictions. Various tax examinations are in process globally, including an examination by the United States Internal Revenue Service (“IRS”) of the Company’s U.S. income tax returns for the earliest open years, 2003 and 2004, and an examination by the German tax authorities of the Company’s German income tax returns for years 1997 through 2004. The Company anticipates closing the examination by the IRS within the next twelve months without a material change in financial position. The Company has tentatively reached agreement on substantially all issues raised by the German tax authorities for years 1997 through 2000 and as noted above, anticipates a potential reduction in gross unrecognized tax benefits in settlement of these matters.

The Company operates globally but considers its significant tax jurisdictions to include the United States, Germany, Czech Republic, Spain and the United Kingdom. Generally, the Company has years open to tax examination in significant tax jurisdictions from 2002 forward, with the exception of Germany which has open tax years from 1997 forward.

The Company classifies all interest and penalties as income tax expense. As of January 1, 2007, the Company had recorded approximately $46 million in liabilities for tax related interest and penalties on its consolidated balance sheet. For the three and nine months ended September 28, 2007, the Company has recorded approximately $1 million and $2 million, respectively, related to interest and penalties in the condensed consolidated statements of earnings.

9.	Pension Plans and Post-Retirement Benefits Other Than Pensions

Pension Plans

The following table provides the components of net pension cost (income) for the Company’s defined benefit pension plans for the three and nine months ended September 28, 2007 and September 29, 2006:

	Three Months Ended
	September 28,			September 29,
	2007			2006
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$5	$11	$6	$6	$11	$6
Interest cost on projected benefit obligations	16	73	9	16	64	9
Expected return on plan assets	(19)	(98)	(5)	(16)	(84)	(4)
Amortization	(2)	—	1	—	—	1
Curtailments	—	—	(2)	—	—	—

Net pension cost (income)	$—	$(14)	$9	$6	$(9)	$12

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

	Nine Months Ended
	September 28,			September 29,
	2007			2006
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$15	$33	$18	$18	$31	$18
Interest cost on projected benefit obligations	48	215	27	48	187	26
Expected return on plan assets	(55)	(289)	(13)	(48)	(245)	(11)
Amortization	(8)	—	3	—	—	3
Curtailments/settlements	—	—	(3)	—	—	—

Net pension cost (income)	$—	$(41)	$32	$18	$(27)	$36

Post-Retirement Benefits Other Than Pensions (“OPEB”)

The following table provides the components of net OPEB cost for the Company’s plans for the three and nine months ended September 28, 2007 and September 29, 2006:

	Three Months Ended
	September 28,		September 29,
	2007		2006
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Service cost	$—	$1	$1	$—
Interest cost on projected benefit obligations	7	1	8	2
Amortization	(3)	(1)	(4)	—
Settlements	(1)	—	(3)	—

Net OPEB cost	$3	$1	$2	$2

	Nine Months Ended
	September 28,		September 29,
	2007		2006
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Service cost	$1	$1	$3	$1
Interest cost on projected benefit obligations	23	5	25	7
Amortization	(14)	(3)	(11)	(1)
Settlements	(6)	—	(7)	—

Net OPEB cost	$4	$3	$10	$7

During the three and nine months ended September 28, 2007, the Company recorded settlement gains of $1 million and $6 million, respectively, from retiree medical buyouts. During the three and nine months ended September 29, 2006, the Company recorded settlement gains of $3 million and $7 million, respectively, from retiree medical buyouts.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

10.	Debt

Total outstanding debt of the Company as of September 28, 2007 and December 31, 2006 consisted of the following:

	As of
	September 28,	December 31,
	2007	2006
	(Dollars in millions)

Short-term debt	$161	$69

Long-term debt:
Senior notes, due 2014 and 2017	$1,489	$—
Senior and senior subordinated notes, due 2013	18	1,284
Term loan facilities	1,100	1,582
Revolving credit facility	638	—
Capitalized leases	43	42
Other borrowings	66	55

Total long-term debt	3,354	2,963
Less current portion	26	101

Long-term debt, net of current portion	$3,328	$2,862

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

On April 4, 2007, the Company increased the cash consideration paid for Old Notes tendered after the Consent Date, but on or before April 18, 2007 (the “Tender Expiration Date”), to an amount equal to the cash consideration paid to holders that tendered prior to the Consent Date. In conjunction with the repurchase of the Old Notes tendered after the Consent Date, the Company recorded a loss on retirement of debt of $1 million for redemption premiums paid in the second quarter of 2007. As of the Tender Expiration Date, a total of 99% of the Old Notes had been

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

tendered. Accordingly, only $18 million of the principal amount of the Old Notes remain outstanding. Interest is payable semi-annually on February 15 and August 15 for the Old Notes that remain outstanding after the Tender Expiration Date. The Old Notes mature on February 15, 2013 and are callable at a specified premium beginning February 15, 2008.

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

Borrowings under the Senior Secured Credit Facilities will bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the administrative agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) a London Inter-Bank Offered Rate (“LIBOR”) or a eurocurrency rate determined by reference to interest rates for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of September 28, 2007, the applicable margin for the Term Loan A-1 and the Revolving Credit Facility was 0.125% with respect to base rate borrowings and 1.125% with respect to eurocurrency borrowings, and the applicable margin for the Term Loan B-1 was 0.50% with respect to base rate borrowings and 1.50% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.25%. The commitment fee and the applicable margin on the Revolving Credit Facility and the applicable margin on the Term Loan A-1 are subject to a leverage-based grid.

The Term Loan A-1 will amortize in quarterly installments, beginning with $30 million in 2009, $75 million in 2010, $120 million in 2011, $225 million in 2012 and $150 million in 2013. The Term Loan B-1 will amortize in equal quarterly installments, beginning September 30, 2007, in an amount equal to 1% per annum during the first 6 years and six months and in one final installment on the maturity date.

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

As of September 28, 2007, TRW Automotive Inc. was in compliance with all of its financial covenants.

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

On May 29, 2007, the Company, Automotive Investors LLC (“AI LLC”), an affiliate of The Blackstone Group L.P. (“Blackstone”), and certain management stockholders entered into an underwriting agreement with Banc of America Securities LLC (the “Underwriter”) pursuant to which AI LLC and certain executive officers of the Company agreed to sell to the Underwriter 11,000,000 shares of the Company’s common stock in a registered public secondary offering (the “Offering”) pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC on November 6, 2006. The Company did not receive any proceeds related to the Offering, nor did its total number of shares of common stock outstanding change as a result of the Offering. Immediately following the Offering, the percentage of shares of the Company’s common stock held by AI LLC decreased from 56.4% to 46.4%. See Note 13.

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

As of September 28, 2007, the Company had approximately 3,804,000 shares of Common Stock available for issuance under the Plan. Approximately 7,199,000 stock options and 893,000 nonvested restricted stock units were outstanding as of the same date. The majority of the options have a 10-year term and vest ratably over five years.

The total share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(Dollars in millions)

Stock options	$3	$3	$9	$8
Restricted stock units	3	2	8	5

Total share-based compensation expense	$6	$5	$17	$13

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

13.	Related Party Transactions

In connection with the acquisition by affiliates of Blackstone of the shares of the subsidiaries of TRW Inc. engaged in the automotive business (the “Acquisition”) from Northrop Grumman Corporation (“Northop”), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services. Approximately $2 and $4 million, respectively, are included in the condensed consolidated statements of earnings for the three and nine month periods ended September 28, 2007 and September 29, 2006.

On May 29, 2007, the Company entered into a Third Amended and Restated Stockholders Agreement (the “Third Restated Agreement”) with AI LLC, which restated AI LLC’s registration rights as set forth in the Second Amended and Restated Stockholders Agreement dated as of January 28, 2004 among the Company, AI LLC and an affiliate of Northop (the “Second Restated Agreement”). The Third Restated Agreement deleted provisions in the Second Restated Agreement that were no longer relevant.

Prior to the Offering referenced in Note 11, the Company was considered a “controlled company” within the meaning of the New York Stock Exchange corporate governance rules due to the majority voting control held by AI LLC. As a result of the Offering and the decrease in AI LLC’s holdings in Company common stock to below 50%, the Company has ceased to be a “controlled company,” and therefore is required to comply with certain corporate governance requirements, which the Company is permitted to phase-in over a 12 month period ending in June 2008.

In the first quarter of 2006, the Company entered into a five-year participation agreement (“participation agreement”) with Core Trust Purchasing Group, formerly named Cornerstone Purchasing Group LLC (“CPG”) designating CPG as exclusive agent for the purchase of certain indirect products and services. CPG is a group purchasing organization which secures from vendors pricing terms for goods and services that are believed to be more favorable than participants could obtain for themselves on an individual basis. Under the participation agreement the Company must purchase 80% of the requirements of its participating locations for the specified products and services through CPG. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendor in respect of purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of purchases by the Company under the participation agreement to an affiliate of Blackstone. For the three and nine months ended September 28, 2007, the affiliate of Blackstone received de minimis fees from CPG.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

14.	Operating Segments

The following table presents certain financial information by segment:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$1,927	$1,632	$5,865	$5,335
Occupant Safety Systems	1,100	983	3,483	3,250
Automotive Components	468	400	1,468	1,287

Total sales	$3,495	$3,015	$10,816	$9,872

Earnings before taxes:
Chassis Systems	$55	$56	$212	$235
Occupant Safety Systems	83	76	338	322
Automotive Components	5	(5)	59	65

Segment earnings before taxes	143	127	609	622
Corporate expense and other	(46)	(42)	(127)	(104)
Finance costs	(56)	(62)	(177)	(184)
Loss on retirement of debt	—	—	(155)	(57)

Earnings before income taxes	$41	$23	$150	$277

Intersegment sales:
Chassis Systems	$5	$7	$19	$21
Occupant Safety Systems	29	24	91	78
Automotive Components	11	9	31	31

	$45	$40	$141	$130

15.	Contingencies

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

As of September 28, 2007, the Company had reserves for environmental matters of $54 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement relating to the Acquisition. The Company believes

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position or results of operations. However, the Company cannot predict the effect on the Company’s financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

The Company faces an inherent business risk of exposure to product liability, recall and warranty claims in the event that its products actually or allegedly fail to perform as expected or the use of its products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, the Company could experience material warranty, recall or product liability losses in the future. In addition, the Company’s costs to defend product liability claims have increased in recent years.

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

Financial Results.  In the third quarter of 2007, our net sales were $3.5 billion, which represents an increase of 16% over the third quarter of 2006. This increase resulted primarily from higher customer vehicle production in Europe and China and growth in the market for safety products, as well as the favorable effect of foreign currency exchange. Operating income for the third quarter of 2007 was $95 million compared to $82 million for the prior year period, while net earnings for the third quarter of 2007 were $23 million as compared to $5 million for the third quarter of 2006.

Our net sales for the nine months ended September 28, 2007 were $10.8 billion, which represents an increase of 10% over the nine months ended September 29, 2006. The increase was driven by favorable foreign currency exchange, higher volumes resulting from production increases in Europe and China, and increased module business in North America and Asia. Operating income for the nine months ended September 28, 2007 was $475 million compared to $510 million for the prior year period. The decline in operating income of $35 million resulted primarily from price reductions to customers and the net unfavorable impact of certain product-related settlements, partially offset by favorable supplier resolutions, and higher commodity inflation in excess of cost reductions achieved by our Company. Also contributing to the decline were costs from property damage and related business interruption caused by a roof collapse at one of our South American facilities and negative operational performance in our Automotive Components segment compared to the prior year period. These items were partially offset by higher volumes (net of adverse mix), favorable supplier resolutions, a reduction in pension and post-employment benefit costs and favorable currency exchange.

Net earnings for the nine months ended September 28, 2007 were $34 million as compared to $143 million for the nine months ended September 29, 2006. Included in net earnings for the nine months ended September 28, 2007 is a loss on retirement of debt of $155 million, consisting of $148 million related to the repurchase of substantially all of our then-outstanding senior notes and senior subordinated notes, and $7 million related to refinancing of our previously existing senior secured credit facilities. Included in net earnings for nine months ended September 29, 2006 is a loss on retirement of debt of $57 million related to the repurchase of all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds.

The Unfavorable Automotive Climate.  The automotive and automotive supply industries continued to face challenging conditions during the third quarter of 2007. Among the negative industry characteristics are:

•	a decline in market share and significant production cuts among some of our largest customers primarily in North America, including Ford Motor Company, General Motors Corporation and Chrysler LLC ( the “Big Three”);

•	the deteriorating financial condition of certain of our customers and the resulting uncertainty as they continue to implement restructuring initiatives, including in certain cases, significant capacity reductions and/or reorganization under bankruptcy laws;

•	the continued rise in inflationary pressures impacting certain commodities such as petroleum-based products, resins, yarns, ferrous metals, aluminum, base metals, and other chemicals;

•	a consumer shift in the North American market away from sport utility vehicles and light trucks to more fuel efficient passenger cars;

•	the growing concerns over the economic viability of our Tier 2 and Tier 3 supply base which faces inflationary pressures and financial instability in certain of its customers;

•	continuing pricing pressure from OEMs; and

•	fluctuations in the value of the U.S. dollar compared to other currencies, mainly the Euro.

In recent years and into 2007, the Big Three have seen a steady decline in their market share for vehicle sales in North America and, to a lesser extent, Europe, with Asian OEMs increasing their share in these markets. The Big Three’s North American operations, in particular, continue to suffer significantly in this regard. Although we do have business with the Asian OEMs, our customer base is more heavily weighted toward other OEMs. In addition, declining market share and inherent legacy issues with the Big Three have led to recent, unprecedented production cuts. During the first nine months of 2007, Big Three North American production levels declined approximately 6% as compared to the same period in 2006. In order to address market share declines, reduced production levels, negative industry trends and other structural issues specific to their companies (such as significant overcapacity and pension and healthcare costs), the Big Three and certain of our other customers are undergoing various forms of restructuring initiatives in their North American operations. These restructuring actions may have a significant impact throughout our industry.

Work stoppages or other labor issues may potentially occur at these customers’ or their suppliers’ facilities. During the third quarter and into October 2007, brief union strikes occurred at General Motors and Chrysler during the renegotiation of the labor agreements between the Big Three and its major union. These strikes did not have a material impact on our business due to their relatively short length. Nonetheless, future work stoppages, shutdowns, or other labor issues could have a material adverse affect on us.

Through the first nine months of 2007, commodity inflation continued to impact the industry. Costs of petroleum-based products were volatile, while ferrous metals, resins, yarns and energy costs continued to increase. Also, aluminum and other base metal prices increased, some dramatically, during the first nine months of 2007. Consequently, overall commodity inflation pressures remain a significant concern for our business and have placed a considerable operational and financial burden on the Company. We expect such inflationary pressures to continue into the foreseeable future, and continue to work with our suppliers and customers to mitigate the impact of increasing commodity costs. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.

Furthermore, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected or if they are unable to adequately mitigate inflationary pressures. These pressures have proven to be insurmountable to some of our suppliers and we have seen the number of bankruptcies and insolvencies increase. While the unstable condition of some of our suppliers or their failure to perform has not led to any material disruptions thus far, it has led to certain delivery delays and production issues, and has negatively impacted certain of our businesses in 2007. The overall condition of our supply base may possibly lead to further delivery delays, production issues or delivery of non- conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best source of supply.

Fuel price increases and volatility have continued to concern consumers. As a result, there remains a shift in the North American market to more fuel-efficient vehicles away from sport utility vehicles, light trucks and heavy-duty pickup trucks. Sport utility and light- and heavy-duty truck platforms tend to be higher margin products for OEMs and suppliers than car platforms. While this change has negatively impacted the mix of our product sales, we provide content for both passenger car and sport utility/light truck platforms and therefore the effect to TRW is somewhat, but not fully, mitigated.

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

Given the global nature of our operations, we maintain an inherent exposure to fluctuations in foreign currencies relative to the U.S. dollar. A significant strengthening of the dollar against other currencies could have a negative translation impact on our results of operations due to our proportional concentration of sales volumes derived from outside the United States. In addition, while we generally benefit through translation from the weakening of the dollar, over the long term such weakening may have a material adverse affect on the competitiveness of our manufacturing facilities located in countries whose currencies are appreciating against the dollar.

Company Strategy.  Throughout 2007, our operations have been able to produce favorable results despite the negative industry pressures previously discussed. The effect of the unfavorable industry climate was mitigated by, among other things, our customer, product and geographic diversity. We also benefited from sales growth, continued demand for safety products, continued implementation of previously announced restructuring actions and targeted cost reductions throughout our businesses.

We have significant exposure to the European market, with approximately 57% of our 2006 sales generated from that region. Our geographic diversity and presence in this region has helped offset many of the negative industry pressures and sales declines experienced in the North American market. The European market remains extremely competitive, and similar to the North American market, has also experienced the major inroads made by Asian manufacturers into the region over the past few years. While many of our major OEM customers have implemented, or are in the process of implementing varying levels of restructuring actions in North America, no significant actions have been experienced recently in the European market. We are not aware of, nor do we anticipate, any major restructuring aimed at eliminating vehicle assembly capacity at our major European customers.

While we continue our efforts to mitigate the risks described above, we expect the negative industry conditions to continue in the near future, thereby impacting the remainder of 2007. There can be no assurances that the results of our ongoing efforts will continue to be successful in the future or that we will not experience a decline in sales, increased costs or disruptions in supply. Further, there can be no assurances that a significant strengthening of the U.S. dollar compared to other currencies will not occur, or that negative industry pressures will not adversely impact our future earnings. We will continue to evaluate the negative industry conditions referred to above, and whether additional actions may be required to mitigate those trends. Plant rationalization beyond the facilities we have closed or announced for closure, and additional global capacity optimization efforts across our businesses, may be warranted.

Other Matters.  As previously disclosed, during the third quarter of 2007, we signed an agreement with Delphi Corporation to purchase a portion of its North American brake component machining and module assembly assets. The transaction is subject to U.S. Bankruptcy Court approval and other conditions. We hope to complete all necessary agreements during the first quarter of 2008.

Our Debt and Capital Structure.  On an ongoing basis we monitor, and may modify, our debt and capital structure to reduce associated costs and provide greater financial and covenant flexibility.

In May 2007, we entered into an amended and restated credit agreement whereby we refinanced $2.5 billion of existing senior secured credit facilities with new facilities consisting of a secured revolving credit facility (the “Revolving Credit Facility”) and various senior secured term loan facilities (collectively the “Senior Secured Credit Facilities”). In March and April 2007, we commenced and completed a tender offer for our then outstanding $1.3 billion of senior and senior subordinated notes (the “Old Notes”). In March 2007, we also issued new senior notes for approximately $1.5 billion (the “New Senior Notes”), and used the proceeds to fund the repurchase of the Old Notes.

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

Our variable rate indebtedness exposes us to interest rate risk, which could cause our debt costs to increase significantly. A significant portion of our borrowings, including borrowings under TRW Automotive Inc.’s senior secured credit facilities, are at variable rates of interest. As of September 28, 2007, approximately 54% of our total debt was at variable interest rates, compared to December 31, 2006, when approximately 55% of our total debt was at variable interest rates (or 71% when considering the effect of interest rate swaps). As interest rates increase, the amount we are required to pay on our variable rate indebtedness increases even though the amount borrowed remains the same.

Effective Tax Rate.  Our overall effective tax rate is equal to consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. We are in a position whereby losses incurred in certain tax jurisdictions provide no current financial statement benefit. In addition, certain jurisdictions have statutory rates greater than or less than the United States statutory rate. As such, changes in the mix of earnings between jurisdictions could have a significant impact on our overall effective tax rate in future periods. Changes in tax law and rates could also have a significant impact on the effective rate in future periods, as could changes in our debt and capital structure, among other items.

Income tax expense for the nine months ended September 28, 2007 was $116 million on pretax earnings of $150 million, and included zero tax benefit related to the $155 million loss on retirement of debt incurred during the period related to the refinancing activities previously discussed.

RESULTS OF OPERATIONS

The following unaudited consolidated statements of earnings compare the results of operations for the three and nine months ended September 28, 2007 and September 29, 2006.

Total Company Results of Operations

Consolidated Statements of Earnings
For the Three Months Ended September 28, 2007 and September 29, 2006
(Unaudited)

	Three Months Ended		Variance
	September 28,	September 29,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Sales	$3,495	$3,015	$480
Cost of sales	3,260	2,785	475

Gross profit	235	230	5
Administrative and selling expenses	126	134	(8)
Amortization of intangible assets	9	9	—
Restructuring charges and asset impairments	13	3	10
Other (income) expense — net	(8)	2	10

Operating income	95	82	13
Interest expense — net	54	62	(8)
Accounts receivable securitization costs	2	—	2
Equity in earnings of affiliates, net of tax	(5)	(6)	(1)
Minority interest, net of tax	3	3	—

Earnings before income taxes	41	23	18
Income tax expense	18	18	—

Net earnings	$23	$5	$18

Three Months Ended September 28, 2007 Compared to Three Months Ended September 29, 2006

Sales for the three months ended September 28, 2007 were $3.5 billion, an increase of $480 million as compared to $3.0 billion for the three months ended September 29, 2006. Higher volume (net of price reductions provided to customers) of $279 million contributed to the sales increase, driven by higher customer vehicle production in Europe and China, an increase in module sales in North America and Asia, and the general growth of safety products in all markets. The favorable effect of currency exchange of $201 million also contributed to the sales increase, as the dollar weakened against other currencies (most notably the Euro).

Gross profit for the three months ended September 28, 2007 was $235 million, an increase of $5 million as compared to $230 million for the three months ended September 29, 2006. The increase was driven primarily by favorable volume (net of adverse mix) of $42 million, a reduction in pension and post-employment benefit expense of $9 million, the favorable effect of currency exchange of $6 million, and net insurance proceeds related to the property damage at our brake line production facility located in South America of $5 million. These items were partially offset by price reductions and other costs related to our customers, including the net unfavorable impact of certain product-related matters, and higher inflation in excess of cost reductions, of $32 million. The favorable resolution of certain patent matters of $11 million in the third quarter of 2006 that did not recur in 2007, higher engineering expenses in the current quarter of $9 million, and higher warranty expenses of $5 million also partially offset the increase in gross profit. Gross profit as a percentage of sales for the three months ended September 28, 2007 was 6.7% compared to 7.6% for the three months ended September 29, 2006.

Administrative and selling expenses for the three months ended September 28, 2007 were $126 million as compared to $134 million for the three months ended September 29, 2006. The decrease was driven primarily by various cost reductions and performance and other improvements of $11 million, and a reduction in pension and post-employment benefit expense of $3 million. These items were partially offset by the unfavorable impact of currency exchange of $6 million. Administrative and selling expenses as a percentage of sales for the three months ended September 28, 2007 were 3.6% as compared to 4.4% for the three months ended September 29, 2006.

Amortization of intangible assets was $9 million for each of the three month periods ended September 28, 2007, and September 29, 2006, respectively.

Restructuring charges and asset impairments were $13 million for the three months ended September 28, 2007 as compared to $3 million for the three months ended September 29, 2006. For the three months ended September 28, 2007 and September 29, 2006, the Company incurred charges of $13 million and $10 million, respectively, for severance, retention and outplacement services at various production facilities. Charges for the three months ended September 29, 2006 also included $2 million of asset impairments related to restructuring actions and $1 million for other asset impairments to write down certain buildings, machinery and equipment to fair value, offset by curtailment gains of $10 million.

Other (income) expense — net for the three months ended September 28, 2007 was income of $8 million as compared to expense of $2 million for the three months ended September 29, 2006. The increase in income was driven primarily by increased net gains on fixed asset sales of $6 million, an increase of $2 million in royalty and grant income, and an increase in miscellaneous income of $2 million.

Interest expense — net for the three months ended September 28, 2007 was $54 million as compared to $62 million for the three months ended September 29, 2006. The decrease in interest expense was primarily due to lower interest rates on the New Senior Notes compared to the Old Notes, partially offset by higher outstanding debt balances on the New Senior Notes, largely as a result of financing the redemption premium relating to the tender transactions in early 2007.

Accounts receivable securitization costs were $2 million for the three months ended September 28, 2007 and were immaterial for the three months ended September 29, 2006. The increase is due to higher utilization fees on borrowings during the period.

Equity in earnings of affiliates was $5 million for the three months ended September 28, 2007 as compared to $6 million for the three months ended September 29, 2006.

Minority interest was $3 million for each of the three month periods ended September 28, 2007 and September 29, 2006.

Income tax expense for the three months ended September 28, 2007 was $18 million on pre-tax earnings of $41 million as compared to income tax expense of $18 million on pre-tax earnings of $23 million for the three months ended September 29, 2006. Income tax expense for the three months ended September 28, 2007 includes a net tax benefit of $5 million relating to the revaluation of deferred tax items in Germany and the United Kingdom as a result of a change in tax rates enacted in those jurisdictions. The income tax rate varies from the United States statutory income tax rate due primarily to losses in the United States and certain foreign jurisdictions without the recognition of a corresponding income tax benefit, partially offset by favorable foreign tax rates, holidays, and credits.

Consolidated Statements of Earnings
For the Nine Months Ended September 28, 2007 and September 29, 2006
(Unaudited)

	Nine Months Ended		Variance
	September 28,	September 29,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Sales	$10,816	$9,872	$944
Cost of sales	9,921	8,923	998

Gross profit	895	949	(54)
Administrative and selling expenses	401	403	(2)
Amortization of intangible assets	27	27	—
Restructuring charges and asset impairments	32	22	10
Other income — net	(40)	(13)	27

Operating income	475	510	(35)
Interest expense — net	173	182	(9)
Loss on retirement of debt	155	57	98
Accounts receivable securitization costs	4	2	2
Equity in earnings of affiliates, net of tax	(20)	(19)	1
Minority interest, net of tax	13	11	2

Earnings before income taxes	150	277	(127)
Income tax expense	116	134	(18)

Net earnings	$34	$143	$(109)

Nine Months Ended September 28, 2007 Compared to Nine Months Ended September 29, 2006

Sales for the nine months ended September 28, 2007 were $10.8 billion, an increase of $944 million as compared to $9.9 billion for the nine months ended September 29, 2006. The increase was driven primarily by the favorable effect of currency exchange of $528 million. Higher volume (net of price reductions provided to customers) of $416 million also contributed to the sales increase, driven by higher customer vehicle production in Europe and China, an increase in module sales in North America and Asia, and the general growth of safety products in all markets, partially offset by lower North American production.

Gross profit for the nine months ended September 28, 2007 was $895 million, a decrease of $54 million as compared to $949 million for the nine months ended September 29, 2006. The decrease was driven primarily by price reductions and other costs related to our customers, including the net unfavorable impact of certain product-related settlements, and higher inflation, in excess of cost reductions, of $127 million and higher engineering expenses of $12 million. Other drivers negatively impacting the gross profit comparison included the favorable resolution of certain patent matters of $11 million in the third quarter of 2006 that did not recur in 2007, inefficient product launches within the Automotive Components segment of $9 million, net costs incurred from property damage at our brake line production facility located in South America of $6 million, and incremental costs related to a first quarter acquisition of $3 million. These items were partially offset by favorable volume (net of adverse mix) and favorable supplier resolutions, together which totaled $59 million, a reduction in pension and post-employment benefit expense of $35 million, and the favorable effect of currency exchange of $19 million. Gross profit as a percentage of sales for the nine months ended September 28, 2007 was 8.3% compared to 9.6% for the nine months ended September 29, 2006.

Administrative and selling expenses for the nine months ended September 28, 2007 were $401 million as compared to $403 million for the nine months ended September 29, 2006. The decrease was driven primarily by cost reductions and performance improvements of $12 million and a reduction in pension and post-employment benefit expense of $9 million, partially offset by the unfavorable effect of currency exchange of $19 million. Administrative and selling expenses as a percentage of sales for the nine months ended September 28, 2007 were 3.7% as compared to 4.1% for the nine months ended September 29, 2006.

Amortization of intangible assets was $27 million for each of the nine months ended September 28, 2007 and September 29, 2006.

Restructuring charges and asset impairments were $32 million for the nine months ended September 28, 2007 as compared to $22 million for the nine months ended September 29, 2006. For the nine months ended September 28, 2007, the Company incurred charges of $25 million for severance and other costs related to the consolidation and closure of certain facilities, $4 million of net asset impairments related to restructuring to write down certain buildings to fair value, and $3 million of other asset impairments to write down certain buildings, machinery and equipment to fair value. Charges for the nine months ended September 29, 2006 included $24 million for severance costs and expenses to consolidate certain facilities, $3 million of asset impairments related to restructuring actions and $5 million for other asset impairments, offset by post-retirement benefit curtailment gains of $10 million.

Other income — net for the nine months ended September 28, 2007 was $40 million, an increase of $27 million compared to $13 million for the nine months ended September 29, 2006. The increase was driven primarily by increased net gains on fixed asset sales of $16 million, a reduction in bad debt expense of $6 million, and an increase in miscellaneous income of $3 million.

Interest expense — net for the nine months ended September 28, 2007 was $173 million as compared to $182 million for the nine months ended September 29, 2006. The decrease in interest expense was primarily due to lower interest rates on the New Senior Notes compared to the Old Notes, partially offset by higher outstanding debt balances on the New Senior Notes, largely as a result of financing the redemption premium relating to the tender transactions in early 2007. Additionally, the impact of higher interest rates on floating rate debt was offset by lower applicable margins on borrowings under the senior secured credit facilities refinanced in May 2007.

Loss on retirement of debt for the nine months ended September 28, 2007 was $155 million as compared to $57 million for the nine months ended September 29, 2006. On March 26, 2007 we repurchased substantially all of the Old Notes for $1,386 million resulting in a loss on retirement of debt of $147 million. On April 18, 2007 in conjunction with the tender of Old Notes after the Consent Date, we recorded a loss on retirement of debt of $1 million. The loss on the Old Notes was comprised of $112 million for redemption premiums paid, $20 million for the write-off of deferred debt issue costs, $11 million relating to the principal amount in excess of carrying value of the 9 3/8% Senior Notes and $5 million of fees. Additionally, on May 9, 2007, with the refinancing of the existing senior secured credit facilities we recorded a loss on retirement of debt of $7 million related to the write-off of debt issue costs associated with the former revolving facility and the former syndicated term loans. On February 2, 2006 we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020, for £137 million, or approximately $243 million. The repayment of debt resulted in a charge of £32 million, or approximately $57 million, for loss on retirement of debt.

Accounts receivable securitization costs were $4 million for the nine months ended September 28, 2007 as compared to $2 million for the nine months ended September 29, 2006. The increase is due to higher utilization fees on borrowings during the period.

Equity in earnings of affiliates was $20 million for the nine months ended September 28, 2007 as compared to $19 million for the nine months ended September 29, 2006.

Minority interest was $13 million for the nine months ended September 28, 2007, as compared to $11 million for the nine months ended September 29, 2006. The increase was driven primarily by an increase in joint venture activity with consolidated affiliates in Asia.

Income tax expense for the nine months ended September 28, 2007 was $116 million on pre-tax earnings of $150 million as compared to income tax expense of $134 million on pre-tax earnings of $277 million for the nine months ended September 29, 2006. Income tax expense for the nine months ended September 28, 2007 and September 29, 2006 includes zero tax benefit related to the $155 million and $57 million losses on retirement of debt, respectively. In addition, income tax expense for the nine months ended September 28, 2007 includes a net tax benefit of $5 million relating to the revaluation of deferred tax items in Germany and the United Kingdom as a result of a change in tax rates enacted in those jurisdictions. The income tax rate varies from the United States statutory income tax rate due primarily to losses in the United States and certain foreign jurisdictions, including the losses on retirement of debt noted above, without the recognition of a corresponding income tax benefit, partially offset by favorable foreign tax rates, holidays, and credits.

Segment Results of Operations

The following table reconciles segment sales and earnings before taxes to consolidated sales and earnings before taxes for three and nine months ended September 28, 2007 and September 29, 2006.

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$1,927	$1,632	$5,865	$5,335
Occupant Safety Systems	1,100	983	3,483	3,250
Automotive Components	468	400	1,468	1,287

Total sales	$3,495	$3,015	$10,816	$9,872

Earnings before taxes
Chassis Systems	$55	$56	$212	$235
Occupant Safety Systems	83	76	338	322
Automotive Components	5	(5)	59	65

Segment earnings before taxes	143	127	609	622
Corporate expense and other	(46)	(42)	(127)	(104)
Financing costs	(56)	(62)	(177)	(184)
Loss on retirement of debt	—	—	(155)	(57)

Earnings before taxes	$41	$23	$150	$277

Chassis Systems

Three Months Ended September 28, 2007 Compared to Three Months Ended September 29, 2006

	Three Months Ended		Variance
	September 28,	September 29,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Sales	$1,927	$1,632	$295
Earnings before taxes	55	56	(1)
Restructuring charges and asset impairments included in earnings before taxes	9	(1)	10

Sales for the Chassis Systems segment for the three months ended September 28, 2007 were $1,927 million, an increase of $295 million compared to $1,632 million for the three months ended September 29, 2006. The increase was driven primarily by favorable volume, including higher module sales in North America and Asia, (net of price reductions provided to customers) of $185 million, and the favorable effect of currency exchange of $110 million.

Earnings before taxes for the Chassis Systems segment for the three months ended September 28, 2007 were $55 million, a decrease of $1 million as compared to $56 million for the three months ended September 29, 2006. The decrease was driven primarily by the favorable resolution of certain patent matters of $11 million in the third quarter of 2006 that did not recur in 2007, an increase in restructuring costs and impairment charges of $10 million, higher engineering expenses of $6 million, price reductions to our customers and inflation (net of cost reductions) of

$3 million, and higher warranty costs of $3 million. These items were partially offset by favorable volume (net of adverse mix), higher sales of lower margin module business in North America and Asia of $20 million, a reduction in pension and post-employment benefit spending of $5 million, and net insurance recoveries related to property damage at our brake line production facility located in South America of approximately $5 million.

For the three months ended September 28, 2007, Chassis Systems recorded restructuring charges of $9 million in connection with severance and other costs related to the consolidation of certain facilities. For the three months ended September 29, 2006, Chassis Systems recorded net restructuring income of $1 million primarily related to $10 million post-retirement benefit curtailment gains, offset by $7 million of severance and other charges and $2 million of asset impairments.

Nine Months Ended September 28, 2007 Compared to Nine Months Ended September 29, 2006

	Nine Months Ended		Variance
	September 28,	September 29,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Sales	$5,865	$5,335	$530
Earnings before taxes	212	235	(23)
Restructuring charges and asset impairments included in earnings before taxes	20	12	8

Sales for the Chassis Systems segment for the nine months ended September 28, 2007 were $5,865 million, an increase of $530 million as compared to $5,335 million for the nine months ended September 29, 2006. The increase was driven primarily by the favorable effect of currency exchange of $300 million, as well as favorable volume, including higher module sales in North America and Asia (net of price reductions provided to customers) of $230 million.

Earnings before taxes for the Chassis Systems segment for the nine months ended September 28, 2007 were $212 million, a decrease of $23 million as compared to $235 million for the nine months ended September 29, 2006. The decrease was driven primarily by higher engineering expenses of $13 million, the favorable resolution of certain patent matters of $11 million in the third quarter of 2006 that did not recur in 2007, the net unfavorable impact of property damage at our brake line production facility in South America of $7 million, higher restructuring charges and asset impairments of $8 million, price reductions to our customers and higher inflation (net of cost reductions) of $4 million, the unfavorable impact of currency exchange of $3 million, incremental costs related to a first quarter acquisition of $3 million, and adverse mix driven primarily by higher sales of lower margin module business in North America and Asia (net of favorable volume) of $2 million. These items were offset by a reduction in pension and post-employment benefit spending of $22 million, and a reduction in warranty expenses of $5 million.

For the nine months ended September 28, 2007, Chassis Systems recorded restructuring charges of $17 million in connection with severance and other costs related to the consolidation of certain facilities and $3 million in other asset impairments to write down certain buildings to fair value. For the nine months ended, September 29, 2006, Chassis Systems recorded net restructuring charges of $9 million, primarily related to $17 million of severance and other costs related to the consolidation of certain facilities and $2 million of asset impairments related to restructuring, offset by $10 million of post-retirement benefit curtailment gains. Chassis Systems also recorded $3 million of other asset impairments during the nine months ended September 29, 2006.

Occupant Safety Systems

Three Months Ended September 28, 2007 Compared to Three Months Ended September 29, 2006

	Three Months Ended		Variance
	September 28,	September 29,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Sales	$1,100	$983	$117
Earnings before taxes	83	76	7
Restructuring charges and asset impairments included in earnings before taxes	1	2	(1)

Sales for the Occupant Safety Systems segment for the three months ended September 28, 2007 were $1,100 million, an increase of $117 million as compared to $983 million for the three months ended September 29, 2006. The increase was driven primarily by the favorable effect of currency exchange of $64 million, as well as favorable volume (net of price reductions provided to customers) of $53 million.

Earnings before taxes for the Occupant Safety Systems segment for the three months ended September 28, 2007 were $83 million, an increase of $7 million as compared to $76 million for the three months ended September 29, 2006. The increase was driven primarily by the favorable impact of volume (net of adverse mix) of $13 million, and a gain on the sale of an idle facility of $7 million. These items were partially offset by price reductions to our customers and inflation (net of cost reductions) of $9 million, and higher engineering expenses of $5 million.

For the three months ended September 28, 2007, Occupant Safety Systems recorded restructuring charges of $1 million in connection with severance and other costs related to the consolidation of certain facilities. For the three months ended September 29, 2006, Occupant Safety Systems recorded restructuring charges of $1 million in connection with severance and other costs related to the consolidation of certain facilities, and $1 million of other asset impairments.

Nine Months Ended September 28, 2007 Compared to Nine Months Ended September 29, 2006

	Nine Months Ended		Variance
	September 28,	September 29,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Sales	$3,483	$3,250	$233
Earnings before taxes	338	322	16
Restructuring charges and asset impairments included in earnings before taxes	3	7	(4)

Sales for the Occupant Safety Systems segment for the nine months ended September 28, 2007 were $3,483 million, an increase of $233 million as compared to $3,250 million for the nine months ended September 29, 2006. The increase was driven primarily by the favorable effect of currency exchange of $150 million, as well as favorable volume (net of price reductions provided to customers) of $82 million.

Earnings before taxes for the Occupant Safety Systems segment for the nine months ended September 28, 2007 were $338 million, an increase of $16 million as compared to $322 million for the nine months ended September 29, 2006. The increase was driven primarily by the favorable impact of volume (net of adverse mix) and favorable supplier resolutions, which together totaled $38 million, a gain on the sale of an idle facility of $7 million, lower restructuring and impairment costs of $4 million, and a reduction in net pension and post-employment benefit spending of $4 million. These items were offset by price reductions to our customers and inflation (net of cost reductions) of $38 million.

For the nine months ended September 28, 2007, Occupant Safety Systems recorded $3 million related to restructuring activities to write-down certain machinery and equipment to fair value. For the nine months ended September 29, 2006, Occupant Safety Systems recorded restructuring charges of $4 million in connection with severance and other costs and $1 million of asset impairments related to the consolidation of certain facilities. Occupant Safety Systems also recorded $2 million of other impairments during the nine months ended September 29, 2006.

Automotive Components

Three Months Ended September 28, 2007 Compared to Three Months Ended September 29, 2006

	Three Months Ended		Variance
	September 28,	September 29,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Sales	$468	$400	$68
Earnings before taxes	5	(5)	10
Restructuring charges and asset impairments included in earnings before taxes	3	2	1

Sales for the Automotive Components segment for the three months ended September 28, 2007 were $468 million, an increase of $68 million as compared to $400 million for the three months ended September 29, 2006. The increase was driven primarily by favorable volume (net of price reductions provided to customers) of $42 million, and the favorable effect of currency exchange of $26 million.

Earnings before taxes for the Automotive Components segment for the three months ended September 28, 2007 were $5 million, an increase of $10 million as compared to a loss of $5 million for the three months ended September 29, 2006. The increase was driven primarily by the favorable impact of volume (net of adverse mix) of $7 million, and cost reductions (net of adverse inflation and price reductions to our customers) of $4 million, partially offset by an increase in warranty costs of $1 million.

For the three months ended September 28, 2007, Automotive Components recorded restructuring charges of $3 million related to severance and other costs related to the consolidation of certain facilities, as compared to $2 million for the three months ended September 29, 2006.

Nine Months Ended September 28, 2007 Compared to Nine Months Ended September 29, 2006

	Nine Months Ended		Variance
	September 28,	September 29,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Sales	$1,468	$1,287	$181
Earnings before taxes	59	65	(6)
Restructuring charges and asset impairments included in earnings before taxes	9	3	6

Sales for the Automotive Components segment for the nine months ended September 28, 2007 were $1,468 million, an increase of $181 million as compared to $1,287 million for the nine months ended September 29, 2006. The increase was driven primarily by favorable volume (net of price reductions provided to customers) of $104 million, and the favorable effect of currency exchange of $77 million.

Earnings before taxes for the Automotive Components segment for the nine months ended September 28, 2007 were $59 million, a decrease of $6 million as compared to $65 million for the nine months ended September 29, 2006. The decrease was driven primarily by price reductions to our customers and inflation (net of cost reductions) of $17 million, higher costs resulting from inefficient product launches of $9 million, higher restructuring charges of $6 million, and higher warranty costs of $3 million. These items were partially offset by higher volume (net of adverse mix) of $17 million, the gain on the sale of an Engine Components manufacturing facility of $10 million, and the favorable effect of currency exchange of $2 million.

For the nine months ended September 28, 2007, Automotive Components recorded restructuring charges of $8 million in connection with severance and other costs, and $1 million of asset impairments related to restructuring. For the nine months ended September 29, 2006, Automotive Components recorded restructuring charges of $3 million related to severance and other charges.

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Cash used in operating activities for the nine months ended September 28, 2007 was $89 million as compared to cash provided by operating activities of $252 million for the nine months ended September 29, 2006. This decrease is due primarily to higher working capital requirements, a higher level of business in Europe and Asia where net payment terms are less favorable than in North America, and lower profits.

Investing Activities.  Cash used in investing activities for the nine months ended September 28, 2007 was $319 million as compared to $326 million for the nine months ended September 29, 2006.

During the nine months ended September 28, 2007 and September 29, 2006, we spent $339 million and $334 million, respectively, in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches started in 2006 and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $540 million, or slightly below 4% of sales, in such capital expenditures during 2007. We received proceeds from the sale of various assets of $35 million and $33 million during the nine months ended September 28, 2007 and September 29, 2006, respectively.

Financing Activities.  Cash provided by financing activities was $317 million for the nine months ended September 28, 2007, as compared to cash used of $267 million in the nine months ended September 29, 2006. During the nine months ended September 28, 2007, we repurchased substantially all of our Old Notes for approximately $1,396 million, and issued the New Senior Notes for cash proceeds of approximately $1,465 million. Proceeds from the issuance of the New Senior Notes were used to fund the repurchase of the Old Notes and for general corporate purposes. On May 9, 2007, the entire $1.1 billion of principal of term loans under our Senior Secured Credit Facilities was funded, and we drew down $461 million of the Revolving Credit Facility and used such proceeds, together with approximately $15.6 million of available cash on hand, to refinance $2.5 billion of existing senior secured credit facilities by repaying approximately $1,561 million outstanding on the existing senior secured credit facilities and to pay interest along with certain fees and expenses related to the refinancing. During the nine months ended September 28, 2007, the amount outstanding under our Revolving Credit Facility increased by $638 million, including the initial draw of $461 million. On February 2, 2006, we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020, for £137 million, or approximately $243 million.

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

We intend to draw down on, and use proceeds from, the Revolving Credit Facility and our United States and European accounts receivables facilities (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of September 28, 2007, we had approximately $600 million of availability under our Revolving Credit Facility, which primarily reflects $638 million of revolver borrowings, as well as $103 million of outstanding under our ancillary facilities and $70 million in outstanding letters of credit, which reduced the amount available. As of September 28, 2007, approximately $242 million of our total reported accounts receivable balance was considered eligible for borrowings under our United States receivables facility, of which approximately $178 million was available for funding. As of September 28, 2007, we had no outstanding borrowings under this receivables facility. In addition, as of September 28, 2007, we had approximately €128 million and £25 million available under our European accounts receivable facilities. We had no outstanding borrowings under the European accounts receivable facilities as of September 28, 2007.

During any given month we anticipate that we will have up to $850 million outstanding under the Liquidity Facilities, which reflects the initial draw of $461 million on May 9, 2007. Portions of the amounts drawn under the Liquidity Facilities typically will be paid back throughout the month as cash from customers is received. We may then draw upon such facilities again for working capital purposes in the same or succeeding months. These borrowings reflect normal working capital utilization of liquidity. In addition, we own a 78.4% interest in Dalphi Metal Espana, S.A. (“Dalphimetal”). Dalphimetal and its subsidiaries have approximately €34 million of credit facilities, of which €20 million was available as of September 28, 2007. Our subsidiaries in the Asia Pacific region also have various credit facilities totaling approximately $97 million (US dollar equivalent), of which $50 million (US dollar equivalent), was available on September 28, 2007. These borrowings are primarily in the local currency of the country where our subsidiary’s operations are located. We expect that these additional facilities will be drawn from time to time for normal working capital purposes.

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

On February 2, 2006, we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020 for approximately £137 million, or approximately $243 million. The repayment of debt resulted in a pretax charge of approximately £32 million, or approximately $57 million, for loss on retirement of debt. We funded the repurchase from cash on hand.

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

Credit Ratings.  Set forth below are our credit ratings for Standard & Poor’s, Moody’s and Fitch as of September 28, 2007.

	S & P		Moody’s		Fitch

Corporate Rating	BB	+	Ba	2	BB
Bank Debt Rating	BBB		Baa	3	BB	+
New Senior Notes Rating	BB	–	Ba	3	BB	–
Old Notes Rating		*		*		*

*	Ratings withdrawn

Senior Secured Credit Facilities.  The Senior Secured Credit Facilities consist of the Revolving Credit Facility and various senior secured term loan facilities. As of September 28, 2007, the term loan facilities, with maturities ranging from 2013 to 2014, consisted of an aggregate of $1.1 billion dollar-denominated term loans and the Revolving Credit Facility provided for borrowing of up to $1.4 billion.

The Term Loan A-1 will amortize in quarterly installments, beginning with $30 million in 2009, $75 million in 2010, $120 million in 2011, $225 million in 2012 and $150 million in 2013. The Term Loan B-1 will amortize in equal quarterly installments beginning September 30, 2007 in an amount equal to 1% per annum during the first 6 years and six months and in one final installment on the maturity date.

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

Interest Payments.  Borrowings under the Senior Secured Credit Facilities will bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the administrative agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) a London Inter-Bank Offered Rate (“LIBOR”) or a eurocurrency rate determined by reference to interest rates for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of September 28, 2007, the applicable margin for the Term Loan A-1 and the Revolving Credit Facility was 0.125% with respect to base rate borrowings and 1.125% with respect to eurocurrency borrowings, and the applicable margin for the Term Loan B-1 was 0.50% with respect to base rate borrowings and 1.50% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.25%. The commitment fee and the applicable margin on the Revolving Credit Facility and the applicable margin on the Term Loan A-1 are subject to a leverage-based grid. Variable rate debt exposes us to the risk of rising interest rates. As interest rates increase, our debt service obligation on variable rate debt increases, even though principal amounts borrowed remain unchanged.

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

Contractual Obligations and Commitments

In the nine months of 2007, we repurchased substantially all of the Old Notes for approximately $1,396 million, and issued the New Senior Notes for proceeds of approximately $1,465 million. In May 2007, we refinanced approximately $1,561 million outstanding under the then-existing senior secured credit facilities with new Senior Secured Credit Facilities.

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

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). As of September 28, 2007, based on the terms of the Receivables Facility and the criteria described above, approximately $242 million of our reported accounts receivable were considered eligible to support borrowings under the Receivables Facility, of which approximately $178 million was available for funding.

We had no outstanding borrowings under the Receivables Facility as of September 28, 2007 and December 31, 2006. As such, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the Borrower’s assets and, therefore, the financial statements of the Borrower were included in the Company’s consolidated financial statements at September 28, 2007 and December 31, 2006. Repayments disbursed less proceeds received from the Receivables Facility in the three month period ended September 28, 2007 were $127 million. Proceeds received less repayments disbursed on the Receivables Facility were zero in the nine month period ended September 28, 2007.

Other Receivables Facilities

In addition to the Receivables Facility described above, certain of the Company’s European subsidiaries have entered into receivables financing arrangements. The Company has up to €75 million available until January 2008 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. Additionally, the Company has a receivables financing arrangement of up to £25 million available until November 2008 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its United Kingdom affiliates and sells those trade receivables to a United Kingdom bank. The Company has a factoring arrangement in France which provides for availability of up to €80 million until July 2008. This arrangement involves a wholly-owned special purpose vehicle which purchases trade receivables from its French affiliates and sells those trade receivables to a French bank. All European arrangements are renewable for one year at the end of their respective terms, if not terminated. As of September 28, 2007, approximately €128 million and £25 million were available for funding under the Company’s European accounts receivable facilities. There were no outstanding borrowings under any of these facilities as of September 28, 2007 or December 31, 2006.

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

A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of September 28, 2007, we had reserves for environmental matters of $54 million. In addition, the Company has established a receivable from Northrop Grumman Corporation (“Northrop”) for a portion of this environmental liability as a result of the indemnification provided for in the master purchase agreement under which Northrop has agreed to indemnify us for 50% of any environmental liabilities associated with the operation or ownership of TRW Inc.’s automotive business existing at or prior to the Acquisition, subject to certain exceptions.

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

OUTLOOK

With nine months of results reported, the Company refined its full year 2007 outlook, which now calls for sales of approximately $14.5 billion (including fourth quarter sales of $3.7 billion). The Company narrowed its estimates for net earnings per diluted share to be in the range of $0.60 to $0.80, which includes debt retirement costs of $155 million, or $1.50 per diluted share. This guidance range reflects pre-tax restructuring expenses of approximately $45 million (including approximately $13 million in the fourth quarter), and an effective tax rate to be in excess of 60% since there is no corresponding income tax benefit related to the debt retirement costs. Lastly, the Company expects capital expenditures in 2007 to be slightly below 4% of sales.

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

We are concerned about the ongoing financial health and solvency of our major customers as they address negative industry conditions through various restructuring activities. Such restructuring actions, if significant, could have a negative impact on our financial results. Annually, we purchase large quantities of ferrous metals, aluminum, base metals, resins, and textiles for use in our manufacturing process either indirectly as part of purchased components, or directly as raw materials, and therefore we continue to be exposed to the recent inflationary pressures impacting the resin/yarn, ferrous metal, aluminum, and other commodity markets on a worldwide basis. We are also concerned about the viability of the Tier 2 and Tier 3 supply base as they face these inflationary pressures and other financial difficulties in the current automotive environment. We expect these trends to continue, further pressuring the Company’s performance near future. While we continue our efforts to mitigate the impact of these negative conditions on our financial results, including earnings and cash flows, our efforts may be insufficient and the pressures may worsen, thereby potentially having a negative impact on our future results.

Given the nature of our global operations, we maintain an inherent exposure to fluctuations in foreign currencies relative to the U.S. dollar. A significant strengthening of the U.S. dollar against other currencies could have a negative impact on our results of operations due to our proportional concentration of sales volumes in countries outside the United States (i.e. translation exposures). Conversely, a significant weakening of mainly the U.S. dollar and the Euro against other currencies could, even after hedging, have a negative impact on gross profit as our supply base is proportionately less concentrated in the U.S. and Euro currency regions than our sale volumes (i.e. transaction exposures). Additionally, our variable rate indebtedness exposes us to the risk of rising interest rates. As interest rates increase, our debt service obligation on variable rate indebtedness increases, even though amounts borrowed remain unchanged.

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

Foreign Currency Exchange Rate Risk.  We utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts and, to a lesser extent, options are utilized to protect our cash flow from adverse movements in exchange rates. These derivative instruments are currently only used to hedge transaction exposures but may in the future be used to hedge also translation exposures. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of September 28, 2007, approximately 19% of our total debt was in foreign currencies as compared to 15% as of December 31, 2006.

Interest Rate Risk.  We are subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. In order to manage interest costs, we utilize interest rate swap agreements to exchange fixed and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (“LIBOR”). As of September 28, 2007, approximately 54% of our total debt was at variable interest rates, with no interest rate swaps in effect, compared to December 31, 2006, when approximately 55% of our total debt was at variable interest rates (or 71% when considering the effect of interest rate swaps).

Sensitivity Analysis.  We utilize a sensitivity analysis model to calculate the fair value, cash flows or income statement impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of September 28, 2007 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed. The results of the sensitivity model calculations follow:

	Assuming a 10%	Assuming a 10%	Favorable
	Increase in	Decrease in	(Unfavorable)
	Rates	Rates	Change in
	(Dollars in millions)

Market Risk
Foreign Currency Rate Sensitivity:
Forwards*
— Long US$	$(49)	$49	Fair value
— Short US$	$35	$(35)	Fair value
Debt**
— Foreign currency denominated	$(66)	$66	Fair value
Interest Rate Sensitivity:
Debt
— Fixed rate	$62	$(66)	Fair value
— Variable rate	$(13)	$13	Cash flow

*	Change in fair value of forward contracts hedging the identified underlying positions assuming a 10% change in the value of the U.S. Dollar vs. foreign currencies.

**	Change in fair value of foreign currency denominated debt assuming a 10% change in the value of the foreign currency.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 28, 2007, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and submitted to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in this Quarterly Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies,” there have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Quarterly Report on Form 10-Q for the quarter ended March 30, 2007 and Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

Item 1A.	Risk Factors

There have been no material changes in risk factors involving the Company or its subsidiaries from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer repurchases

The independent trustee of our 401(k) plans and similar plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and matching contributions in Company stock to employee investments. In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and for the satisfaction of tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the Company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of this Report on Form 10-Q. In addition, although our stock incentive plan also permits the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding, there was no such withholding in the third quarter of 2007.

Item 6.	Exhibits

Exhibit
Number		Exhibit Name

4.1		Supplemental Indenture dated as of September 14, 2007, among TRW Integrated Chassis Systems LLC, the existing guarantors and The Bank of New York, as trustee, pertaining to 6 3/8% Senior Notes due 2014
4.2		Supplemental Indenture dated as of September 14, 2007, among TRW Integrated Chassis Systems LLC, the existing guarantors and The Bank of New York, as trustee, pertaining to 7% Senior Notes due 2014
4.3		Supplemental Indenture dated as of September 14, 2007, among TRW Integrated Chassis Systems LLC, the existing guarantors and The Bank of New York, as trustee, pertaining to 7 1/4% Senior Notes due 2017
31(a	)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31(b	)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32(a	)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
32(b	)	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

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

Date: October 30, 2007