Form 10-K
period 2007-12-31
TRW AUTOMOTIVE HOLDINGS CORP
filed 2008-02-21
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 29, 2007, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $1,758,785,050 based on the closing sale price of the registrant’s Common Stock as reported on the New York Stock Exchange on that date. As of February 13, 2008, the number of shares outstanding of the registrant’s Common Stock was 100,682,761.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2008 Annual Meeting of the Stockholders, to be filed within 120 days of December 31, 2007, are incorporated by reference into Part III, Items 10-14.

TRW Automotive Holdings Corp.

PART I

ITEM 1.	BUSINESS

The Company

TRW Automotive Holdings Corp. (together with its subsidiaries, “we,” “our,” or the “Company”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and related aftermarkets. We conduct substantially all of our operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). We operate our business along three segments: Chassis Systems, Occupant Safety Systems, and Automotive Components. We are primarily a “Tier 1” supplier, with approximately 86% of our end-customer sales in 2007 made to major OEMs. Of our 2007 sales, approximately 57% were in Europe, 30% were in North America, 9% were in Asia, and 4% were in the rest of the world.

Acquisition of the Company.  Prior to the Acquisition (as defined below), our predecessor operated as a segment of the former TRW Automotive Inc. (which we did not acquire and was renamed Richmond TAI Corp.) and its subsidiaries and the other subsidiaries, divisions and affiliates of TRW Inc. (“Old TRW”), that together constituted the automotive business of Old TRW for the periods prior to February 28, 2003, the date the Acquisition was consummated. Old TRW entered into an Agreement and Plan of Merger with Northrop Grumman Corporation (“Northrop”), dated June 30, 2002, whereby Northrop acquired all of the outstanding common stock of Old TRW, including Old TRW’s automotive business, in exchange for Northrop shares. The acquisition of Old TRW by Northrop was completed on December 11, 2002 (the “Merger”).

Additionally, on November 18, 2002, an entity controlled by affiliates of The Blackstone Group, L.P. (“Blackstone”), entered into a master purchase agreement, (as amended, the “Master Purchase Agreement”), pursuant to which the Company, a Delaware corporation formed in 2002, caused its indirect wholly-owned subsidiary, TRW Automotive Acquisition Corp., to purchase from Northop the shares of the subsidiaries of Old TRW engaged in the automotive business (the “Acquisition”). The Acquisition was completed on February 28, 2003. Subsequent to the Acquisition, TRW Automotive Acquisition Corp. changed its name to TRW Automotive Inc. (referred to herein as “TRW Automotive”). As a result of the Acquisition, Automotive Investors L.L.C. (“AI LLC”), an affiliate of Blackstone, originally held approximately 78.4%, an affiliate of Northrop held approximately 19.6% and our management group held approximately 2.0% of our common stock. The successor and registrant TRW Automotive Holdings Corp. and its subsidiaries own and operate the automotive business of Old TRW as a result of the Acquisition.

Initial Public Offering.  On February 6, 2004, we completed an initial public offering of 24,137,931 shares of our common stock (the “Common Stock”). We used a portion of the net proceeds from our initial public offering to repurchase a portion of the shares held by AI LLC.

Share Repurchases in 2005 and 2006.  On March 11, 2005, we repurchased from an affiliate of Northrop 7,256,500 shares of our Common Stock for approximately $143 million in cash. On November 10, 2006, we repurchased an additional 9,743,500 shares of Common Stock from an affiliate of Northrop for approximately $209 million. The shares from the repurchases were immediately retired following repurchase. As a result of these repurchases, Northrop and its affiliates hold no shares of our Common Stock.

Share Issuances in 2005 and 2006.  On March 11, 2005, we sold to two investment institutions 7,256,500 newly issued shares of Common Stock for approximately $143 million in cash. We filed a registration statement with the Securities and Exchange Commission (“SEC”) for the registration of the resale of these newly issued shares.

We used the $143 million of proceeds we received from the 2005 share issuances initially to return cash and/or reduce liquidity line balances to the levels that existed in 2005 immediately prior to the time we repurchased shares from an affiliate of Northrop, as referenced above. On May 3, 2005, a portion of the proceeds from these share issuances was then used to repurchase the €48 million principal amount of the Company’s 10 7/8% Senior Notes.

On November 10, 2006, we issued 6,743,500 shares of Common Stock in a registered public offering pursuant to our universal shelf registration statement filed with the SEC. We used the net proceeds of $153 million, together with cash on hand, to make the 2006 repurchase of shares of Common Stock from an affiliate of Northrop.

Secondary Offering in 2007.  On May 29, 2007, the Company, AI LLC and certain management stockholders entered into an underwriting agreement with Banc of America Securities LLC (the “Underwriter”) pursuant to which AI LLC and certain executive officers of the Company agreed to sell to the Underwriter 11,000,000 shares of the Company’s Common Stock in a registered public secondary offering (the “Offering”) pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC on November 6, 2006. The Company did not receive any proceeds related to the Offering, nor did its total number of shares of Common Stock outstanding change as a result of the Offering. Immediately following the Offering the percentage of shares of the Company’s Common Stock held by AI LLC decreased from approximately 56% to approximately 46%.

Financial and Operating Information

Segment Information.  We conduct substantially all of our operations through our subsidiaries in three segments: Chassis Systems, Occupant Safety Systems and Automotive Components. The table below summarizes certain financial information for our segments.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$7,997	$7,096	$7,206
Occupant Safety Systems	4,714	4,326	3,745
Automotive Components	1,991	1,722	1,692

Total sales	$14,702	$13,144	$12,643

Segment earnings before taxes:
Chassis Systems	$276	$288	$273
Occupant Safety Systems	453	420	296
Automotive Components	82	67	92

Segment earnings before taxes	811	775	661
Corporate expense and other	(178)	(126)	(95)
Financing costs	(233)	(250)	(231)
Loss on retirement of debt	(155)	(57)	(7)

Earnings before income taxes	$245	$342	$328

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 to the consolidated financial statements included under “Item 8 — Financial Statements and Supplementary Data” below for further information on our segments.

Sales by Product Line.  Our 2007 sales by product line are as follows:

Product Line	Percentage of Sales

Steering gears and systems	15.7%
Air bags	14.8%
Foundation brakes	12.4%
Aftermarket	7.8%
Seat belts	7.5%
ABS and other braking products	7.2%
Crash sensors and other safety and security electronics	6.7%
Chassis modules	5.3%
Engine valves	5.1%
Steering wheels	4.8%
Body controls	4.5%
Linkage and suspension	3.9%
Engineered fasteners and plastic components	3.3%
Other	1.0%

Sales by Geography.  Our 2007 sales by geographic region are as follows:

Geographic Region	Percentage of Sales

Europe	57.2%
North America	30.2%
Asia	8.4%
Rest of the World	4.2%

See Note 21 to our consolidated financial statements under “Item 8 — Financial Statements and Supplementary Data” below for additional product sector and geographical information.

Business Developments and Industry Trends

References in this Annual Report on Form 10-K (this “Report”) to our being a leading supplier or the world’s leading supplier, and other similar statements as to our relative market position are based principally on calculations we have made. These calculations are based on information we have collected, including company and industry sales data obtained from internal and available external sources, as well as our estimates. In addition to such quantitative data, our statements are based on other competitive factors such as our technological capabilities, the breadth of our product offerings, our research and development efforts and innovations and the quality of our products and services, in each case relative to that of our competitors in the markets we address.

Business Development and Strategy.  We have become a leader in the global automotive parts industry by capitalizing on the strength of our products, technological capabilities and systems integration skills. Over the last decade, we have experienced sales growth in many of our product lines due to an increasing focus by both governments and consumers on safety and fuel efficiency. We believe that such focus on safety and fuel economy is continuing as evidenced by ongoing regulatory activities and escalating fuel costs, and will enable us to experience growth in the most recent generation of advanced safety and fuel efficient products. Such advanced products include vehicle stability control systems, curtain and side air bags, occupant sensing systems, electrically assisted power steering systems, electric park brake and tire pressure monitoring systems.

Throughout our long history as a leading supplier to major OEMs, we have focused on products in which we have a technological advantage. We have extensive technical experience in a focused range of safety-related product lines and strong systems integration skills. These traits enable us to provide comprehensive, systems-based solutions for our OEM customers. We have a broad and established global presence and sell to major OEMs across all of the world’s major vehicle producing regions, including the rapidly expanding Chinese and Indian markets. We believe our business diversification mitigates our exposure to the risks of any one geographic economy, product line or major customer concentration. It also enables us to extend our portfolio of products and new technologies across our customer base and geographic regions, and provides us the necessary scale to optimize our cost structure.

The Automotive Industry Climate.  The following key trends have been affecting the automotive parts industry over the past several years, many of which we expect will continue in the near term. (The statements regarding industry outlook, trends, the future development of certain automotive systems and other non-historical statements contained in this section are forward-looking statements as that term is defined by the federal securities laws.)

These developments and trends include:

•	a decline in market share and significant production cuts among some of our largest customers primarily in North America, including Ford Motor Company, General Motors Corporation and Chrysler LLC (the “Big Three”);

•	overall negative macroeconomic conditions, mainly in the United States and North America and indications of a weakening European economy;

•	the deteriorating financial condition of certain of our customers and the resulting uncertainty as they continue to implement restructuring initiatives, including in certain cases, significant capacity reductions and/or reorganization under bankruptcy laws;

•	the continued rise in inflationary pressures impacting certain commodities such as petroleum-based products, resins, yarns, ferrous metals, base metals, and other chemicals;

•	a consumer shift in the North American market away from sport utility vehicles and light trucks to more fuel efficient cross-over utility vehicles and passenger cars;

•	the growing concerns over the economic viability of our Tier 2 and Tier 3 supply base which faces inflationary pressures and financial instability in certain of its customers;

•	continuing pricing pressure from OEMs; and

•	changes in foreign currency exchange rates that affect the relative competitiveness of manufacturing operations in different geographic regions and the relative attractiveness of different geographic markets.

These developments and trends are discussed in detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, the following are significant characteristics of the automotive and automotive supply industries.

•	Consumer and Regulatory Focus on Safety. Consumers, and therefore OEMs, are increasingly focused on, and governments are increasingly requiring, improved safety in vehicles. For example, the Alliance of Automobile Manufacturers and the Insurance Institute for Highway Safety announced voluntary performance criteria which encompass a wide range of occupant protection technologies and designs, including enhanced matching of vehicle front structural components and enhanced side-impact protection through the use of features such as side air bags, air bag curtains and revised side-impact structures. By September 1, 2007, at least 50% of all vehicles offered in the United States by participating manufacturers were to meet the front-to-side performance criteria, and by September 2009, 100% of the vehicles of participating manufacturers are expected to meet the criteria.

In September 2006, the National Highway Safety Traffic Administration (“NHTSA”) issued a Notice of Proposed Rulemaking proposing standard fitment of electronic stability control (“ESC”) on all North American vehicles under 10,000 lbs. gross vehicle weight no later than September 2011. The proposal includes a phase-in plan, with ESC to be fitted on 30% of new vehicle production by September 2008, 60% by September 2009, and 90% by September 2010. The final rule is expected to be issued in the first quarter of 2008. Similarly, in November 2007, the European Commission approved an amendment to the European braking regulation to require ESC on heavy commercial trucks by 2010. The European Commission also is considering regulation that would require compulsory fitment of ESC on all cars sold in Europe by 2012.

In October 2005, NHTSA updated its mandate for the assembly onto vehicles of a direct tire pressure monitoring system capable of detecting when one or more tires are significantly under-inflated. As of September 2007, all light vehicles sold in the U.S. are required to comply with the standard.

Advances in technology by us and others have led to a number of innovations in our product portfolio, which will allow us to benefit from this trend. Such innovations include rollover sensing and curtain and side air bag systems, occupant sensing systems, electronic stability control systems and tire pressure monitoring systems.

•	Consumer and Regulatory Focus on Fuel Efficiency and CO2 Emissions. Consumers, and therefore OEMs, are increasingly focused on, and governments are increasingly requiring, improved fuel efficiency and reduced CO2 emissions in vehicles. For example, in December 2007, the U.S. Congress passed legislation that would require vehicle manufacturers to achieve a 40% increase in Corporate Average Fuel Economy (CAFE) to 35 miles per gallon by 2020. Also in December 2007, the European Commission proposed legislation to reduce the average CO2 emissions of new passenger cars sold in Europe by 25% to 120 grams per kilometer by 2012.

Advances in technology by us and others have led to a number of innovations in our product portfolio, which will allow us to benefit from this trend. Such innovations include electric and electro-hydraulic power steering systems, brake controls for regenerative braking systems, efficient HVAC control systems and advanced-material/heat-resistant engine valves.

•	Globalization of Suppliers. To serve multiple markets more cost effectively, many OEMs are manufacturing global vehicle platforms, which typically are designed in one location but are produced and sold in many different geographic markets around the world. Having operations in the geographic markets in which OEMs produce global platforms enables suppliers to meet OEMs’ needs more economically and efficiently. Few suppliers have this global coverage, and it is a source of significant competitive advantage for those suppliers that do.

•	Shift of Engineering to Suppliers. Increasingly, OEMs are focusing their efforts on consumer brand development and overall vehicle design, as opposed to the design of individual vehicle systems. In order to simplify the vehicle design and assembly processes and reduce their costs, OEMs increasingly look to their suppliers to provide fully engineered combinations of components in systems and modules rather than individual components. Systems and modules increase the importance of Tier 1 suppliers because they generally increase the Tier 1 suppliers’ percentage of vehicle content.

We have also seen certain vehicle manufacturers shift away from their funding of development contracts for new technology. We expect this trend to continue in 2008, thereby causing our engineering and research and development expenses to increase.

•	Increased Electronic Content and Electronics Integration. The electronic content of vehicles has been increasing and, we believe, will continue to increase in the future. Consumer and regulatory requirements in Europe and the United States for improved automotive safety and environmental performance, as well as consumer demand for increased vehicle performance and functionality at lower cost, largely drive the increase in electronic content. Electronics integration generally refers to replacing mechanical with electronic components and integration of mechanical and electrical functions within the vehicle. This allows OEMs to achieve a reduction in the weight of vehicles and the number of mechanical parts, resulting in easier assembly, enhanced fuel economy, improved emissions control, increased safety and better vehicle performance. As consumers seek more competitively-priced ride and handling performance, safety, security and convenience options in vehicles, such as electronic stability control, active cruise control, air bags, keyless entry and tire pressure monitoring, we believe that electronic content per vehicle will continue to increase.

•	Increased Emphasis on Speed to Market. As OEMs are under increasing pressure to adjust to changing consumer preferences and to incorporate technological advances, they are shortening product development times. Shorter product development times also generally reduce product development costs. We believe suppliers that are able to deliver new products to OEMs in a timely fashion to accommodate the OEMs’ needs will be well-positioned to succeed in this evolving marketplace.

Competition

The automotive supply industry is extremely competitive. OEMs rigorously evaluate us and other suppliers based on many criteria such as quality, price/cost competitiveness, system and product performance, reliability and timeliness of delivery, new product and technology development capability, excellence and flexibility in operations, degree of global and local presence, effectiveness of customer service and overall management capability. We believe we compete effectively with leading automotive suppliers on all of these criteria. For example, we generally follow manufacturing practices designed to improve efficiency and quality, including but not limited to, one-piece-flow machining and assembly, and just-in-time scheduling of our manufacturing plants, all of which enable us to manage inventory so that we can deliver quality components and systems to our customers in the quantities and at the times ordered. Our resulting quality and delivery performance, as measured by our customers, generally meets or exceeds their expectations.

Within each of our product segments, we face significant competition. Our principal competitors include Advics, Bosch, Continental-Teves, JTEKT, and ZF in the Chassis Systems segment; Autoliv, Bosch, Delphi, Key Safety, and Takata, in the Occupant Safety Systems segment; and Delphi, Eaton, ITW, Kostal, Nifco, Raymond, Tokai Rika, and Valeo in the Automotive Components segment.

Sales and Products by Segment

Sales.  The following table provides sales for each of our segments:

	Years Ended December 31,
	2007		2006		2005
	Sales	%	Sales	%	Sales	%
			(Dollars in millions)

Chassis Systems	$7,997	54.4%	$7,096	54.0%	$7,206	57.0%
Occupant Safety Systems	4,714	32.1%	4,326	32.9%	3,745	29.6%
Automotive Components	1,991	13.5%	1,722	13.1%	1,692	13.4%

Total Sales	$14,702	100.0%	$13,144	100.0%	$12,643	100.0%

Products.  The following tables describe the principal product lines by segment, in order of 2007 sales levels:

Chassis Systems

Product Line	Description

Steering Gears and Systems	Electrically assisted power steering systems (column-drive, rack-drive type), electrically powered hydraulic steering systems, hydraulic power and manual rack and pinion steering gears, hydraulic steering pumps, fully integral commercial steering systems, commercial steering columns and pumps
Foundation Brakes	Front and rear disc brake calipers, drum brake and drum-in-hat parking brake assemblies, rotors, drums, electric park brake systems
Brake Controls	Four-wheel ABS, electronic vehicle stability control systems, active cruise control systems, actuation boosters and master cylinders, electronically controlled actuation, brake controls for regenerative brake systems
Linkage and Suspension	Forged steel and aluminum control arms, suspension ball joints, rack and pinion linkage assemblies, conventional linkages, commercial steering linkages and suspension ball joints, semi-active roll control systems, active dynamic control systems
Modules	Brake modules, corner modules, pedal box modules, strut modules, front cross-member modules, rear axle modules

Occupant Safety Systems

Product Line	Description

Air Bags	Driver air bag modules, passenger air bag modules, side air bag modules, curtain air bag modules, knee-airbag modules, single and dual stage air bag inflators
Seatbelts	Retractor and buckle assemblies, pretensioning systems, height adjusters, active control retractor systems
Safety Electronics	Front and side crash sensors, vehicle rollover sensors, air bag diagnostic modules, weight sensing systems for occupant detection
Steering Wheels	Full range of steering wheels from base designs to leather, wood, heated designs, including multifunctional switches and integral air bag modules
Security Electronics	Remote keyless entry systems, advanced theft deterrent systems, direct tire pressure monitoring systems

Automotive Components

Product Line	Description

Engine Valves	Engine valves, valve train components
Body Controls	Display and heating, ventilating and air conditioning electronics, controls and actuators; motors, power management controls; man/machine interface controls and switches, including a wide array of automotive ergonomic applications such as steering column and wheel switches, rotary connectors, climate controls, seat controls, window lift switches, air bag disable switches; rain sensors
Engineered Fasteners and Components	Engineered and plastic fasteners and precision plastic moldings and assemblies

Chassis Systems.  Our Chassis Systems segment focuses on the design, manufacture and sale of product lines relating to steering, foundation brakes, brake control, linkage and suspension, and modules. We sell our Chassis Systems products primarily to OEMs and other Tier 1 suppliers. We also sell these products to OEM service organizations and in the independent aftermarket, through a licensee in North America, and in the rest of the world, to independent distributors. We believe our Chassis Systems segment is well positioned to capitalize on growth trends toward (1) increasing active safety systems, particularly in the areas of electric steering, electronic vehicle stability control and other advanced braking systems and integrated vehicle control systems; (2) increasing electronic content per vehicle; and (3) integration of active and passive safety systems.

Occupant Safety Systems.  Our Occupant Safety Systems segment focuses on the design, manufacture and sale of air bags, seat belts, safety electronics, steering wheels and security electronic systems. We sell our Occupant Safety Systems products primarily to OEMs and also to other Tier 1 suppliers. We also sell these products to OEM service organizations. We believe our Occupant Safety Systems segment is well positioned to capitalize on growth trends toward (1) increasing passive safety systems, particularly in the areas of side and curtain air bag systems, occupant sensing systems, active seat belt pretensioning and retractor systems, and tire pressure monitoring systems; (2) increasing electronic content per vehicle; and (3) integration of active and passive safety systems.

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

Customers

We sell to all the major OEM customers across all of the world’s major vehicle producing regions. Our long-standing relationships with our customers have enabled us to understand global customers’ needs and business opportunities. We believe that we will continue to be able to compete effectively for our customers’ business because of the high quality of our products, our ongoing cost reduction efforts, our strong global presence and our product and technology innovations. Although business with any given customer is typically split among numerous contracts, the loss of or a significant reduction in purchases by one or more of those major customers could materially and adversely affect our business, results of operations and financial condition.

End-customer sales (by OEM group) that constitute 10% or more of our sales for the years ended December 31, 2007 and 2006 were:

		Percentage of Sales
OEM Group	OEMs	2007	2006

Volkswagen	Volkswagen, Audi, Seat, Skoda, Bentley	16.9%	15.5%
Ford	Ford, Land Rover, Jaguar, Aston-Martin, Volvo, Mazda	14.5%	14.6%
General Motors	General Motors, Opel and Saab	10.1%	11.1%
DaimlerChrysler	Chrysler, Mercedes, and Smart	*	13.9%
All Other		58.5%	44.9%

*	DaimlerChrysler transferred a majority interest in the Chrysler Group on August 3, 2007 to a subsidiary of Cerberus Capital Management, L.P. Chrysler, Mercedes and Smart sales are included in “All Other” for the year ended December 31, 2007.

We also sell products to the global aftermarket as replacement parts for current production and older vehicles. For each of the years ended December 31, 2007 and 2006, our sales to the aftermarket represented approximately 8% of our total sales. We sell these products through both OEM service organizations and independent distribution networks.

Sales and Marketing

We have a sales and marketing organization of dedicated customer teams that provide a consistent interface with our key customers. These teams are located in all major vehicle-producing regions to best represent their respective customers’ interests within our organization, to promote customer programs and to coordinate global customer strategies with the goal of enhancing overall customer service, satisfaction and TRW growth. Our ability to support our customers globally is further enhanced by our broad global presence in terms of sales offices, manufacturing facilities, engineering/technical centers, joint ventures and licensees.

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

Joint Ventures

Joint ventures represent an important part of our business, both operationally and strategically. We have often used joint ventures to enter into new geographic markets such as China and India, to acquire new customers or to develop new technologies such as direct tire pressure monitoring systems.

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

The following table shows our unconsolidated joint ventures in which we have a 49% or greater interest that are accounted for under the equity method:

		Our
		Ownership
Country	Name	Percentage	Products / Services	2007 Sales
				(Dollars in millions)

Brazil	SM-Sistemas Modulares Ltda.	50%	Brake modules	$10.2
China	Shanghai TRW Automotive Safety Systems Co., Ltd.	50%	Seat belt systems, air bags and steering wheels	88.7
China	CSG TRW Chassis Systems Co., Ltd.	50%	Foundation brakes	87.7
France	TH Braking Company S.A.S.	50%	Sales representative to market hydraulic brake caliper assemblies and booster/master cylinder assemblies and components to Renault SA and Nissan Motor Co. Ltd.	0.4
India	Brakes India Limited	49%	Foundation brakes, actuation brakes, valves and hoses	387.4
India	Rane TRW Steering Systems Limited	50%	Steering gears, systems and components and seat belt systems	85.5
Spain	Mediterranea de Volants. S.L.	49%	Leather wrapping for steering wheels	2.7
United States	Methode Lucas Controls, Inc.	50%	Multi-functional column-mounted controls (pressed parts and key moldings for column switchgear)	4.9
United States	EnTire Solutions, LLC	50%	Direct tire pressure monitoring systems	107.6

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

Research, Development and Engineering

We operate a global network of technical centers worldwide where we employ approximately 5,000 engineers, researchers, designers, technicians and their supporting functions. This global network allows us to develop active and passive automotive safety technologies while improving existing products and systems. We utilize sophisticated testing and computer simulation equipment, including computer-aided engineering, noise-vibration-harshness, crash sled, math modeling and vehicle simulations. We have advanced engineering and research and development programs for next-generation components and systems in our Chassis, Occupant Safety and Automotive Component product areas. We are disciplined and innovative in our approach to research and development, employing various tools to improve efficiency and reduce cost, such as Six Sigma, “follow-the-sun” (a 24-hour a day engineering program that utilizes our global network) and other e-Engineering programs, and outsourcing non-core activities.

Company-funded research, development and engineering costs totaled $893 million, $825 million and $780 million for the years ended December 31, 2007, 2006, and 2005 respectively. Total research, development and engineering costs as a percentage of sales were 6.1%, 6.3% and 6.2% for the years ended December 31, 2007, 2006, and 2005, respectively.

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

Manufactured Components and Raw Materials

We purchase various manufactured components and raw materials for use in our manufacturing processes. The principal components and raw materials we purchase include castings, electronic parts, molded plastic parts, finished subcomponents, fabricated metal, aluminum, steel, resins, textiles, leather and wood. All of these components and raw materials are available from numerous sources. We see a continued rise in inflationary pressures impacting certain commodities such as petroleum-based products, resins, yarns, ferrous metals, base metals, and other chemicals. At this time, we are working with our suppliers and customers to attempt to mitigate the impact that this inflation may have on our financial results, but there can be no assurance that such continued inflation will not have a material adverse effect. Although we have not, in recent years, experienced any significant shortages of manufactured components or raw materials, and normally do not carry inventories of these items in excess of those reasonably required to meet our production and shipping schedule, the possibility of shortages exist especially in light of the weakened state of the supply base described above.

Employees

As of December 31, 2007, we had approximately 66,300 employees (excluding temporary employees and employees who are on approved forms of leave), of whom approximately 21,600 were employed in North America, approximately 35,100 were employed in Europe, approximately 4,700 were employed in South America and approximately 4,900 were employed in Asia. Approximately 17,500 of our employees are salaried and approximately 48,800 are hourly.

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

A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of December 31, 2007, we had reserves for environmental matters of $53 million. In addition, the Company has established a receivable from Northrop Grumman Corporation (“Northrop”) for a portion of this environmental liability as a result of the indemnification provided for in the Master Purchase Agreement under which Northrop has agreed to indemnify us for 50% of any environmental liabilities associated with the operation or ownership of TRW Inc.’s automotive business existing at or prior to the Acquisition, subject to certain exceptions.

We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, results of operations or competitive position. Our capital expenditures pertaining to environmental control during 2008 are not expected to be material to us. We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on our financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

International Operations

We have significant manufacturing operations outside the United States and, in 2007, over half of our sales originated outside the United States. See Note 21 to our consolidated financial statements included under “Item 8. Financial Statements and Supplementary Data” below for financial information by geographic area. Also see “Item 1A. Risk Factors” for a description of risks inherent in such international operations.

Available Company Information

TRW Automotive Holdings Corp.’s Internet website is www.trw.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Corporate Governance Guidelines and Standards of Conduct (our code of business conduct and ethics) are also available on our website and available in print to any shareholder who requests it.

ITEM 1A.	RISK FACTORS

Loss of market share by the Big Three may adversely affect our results in the future and the viability of our supply base.

Ford Motor Company, General Motors Corporation and Chrysler LLC (the “Big Three”) have been losing market share for vehicle sales in North America and, in certain cases, Europe. At the same time, Asian vehicle manufacturers have increased their share in such markets. Although we do have business with the Asian vehicle manufacturers, our customer base is more heavily weighted toward the Big Three. In addition, declining market share and inherent structural issues with the Big Three have led to announcements of an unprecedented level of production cuts. In order to address market share declines, reduced production levels, negative industry trends and other structural issues specific to their companies (such as significant overcapacity and pension and healthcare costs), the Big Three and certain of our other customers are undergoing various forms of restructuring initiatives (including, in certain cases, reorganization under bankruptcy laws). Substantial restructuring initiatives undertaken by our major customers have had, and will continue to have, a ripple effect throughout our industry. These initiatives have negatively impacted us and our supply base and may continue to do so in the future.

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

The cost of most of the commodities we use in our business has increased over the past few years. Ferrous metals, base metals, resins, yarns, energy costs and other petroleum-based products have become more expensive. This has put significant operational and financial burdens on us and our suppliers. It is usually difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. Furthermore, our suppliers may not be able to handle the commodity cost increases and continue to perform as we expect. The unstable condition of some of our suppliers or their failure to perform has caused us to incur additional costs and has led to certain delivery delays and production issues, which have negatively impacted certain of our businesses in 2007. The continuation or worsening of these industry conditions together with the overall condition of our supply base may lead to further delivery delays, additional costs, production issues or delivery of non-conforming products by our suppliers in the future, which may have a negative impact on our results of operations.

Our business would be materially and adversely affected if we lost any of our largest customers.

For the year ended December 31, 2007, sales to our three largest customers on a worldwide basis were approximately 41% of our total sales. Although business with each customer is typically split among numerous contracts, if we lost a major customer or that customer significantly reduced its purchases of our products, there could be a material adverse affect on our business, results of operations and financial condition.

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

Strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations could materially impact our results of operations.

In 2007, over half of our sales originated outside the United States. We translate sales and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. This translation is based on average exchange rates during a reporting period. During times of a strengthening U.S. dollar, our reported international sales and earnings would be reduced because foreign currencies may translate into fewer U.S. dollars.

Separately, while we generally produce in the same geographic markets as our products are sold, our sales are more concentrated in U.S. dollar and in Euro than our expenses, and therefore our profit margins and earnings could be reduced due to fluctuations or adverse trends in foreign currency exchange rates. While we employ financial instruments to hedge certain of these exposures, this does not insulate us completely from currency effects.

Work stoppages or other labor issues at our facilities or the facilities of our customers or suppliers could adversely affect our operations.

Due to normal and ordinary labor negotiations or as a result of some specific labor dispute, a work stoppage may occur in our facilities or those of our customers or other suppliers. The turbulence in the automotive industry and actions taken by our customers and other suppliers to address negative industry trends may have the side effect of exacerbating labor relations problems at those companies which could increase the possibility of such a work stoppage. If any of our customers experience a material work stoppage, either directly or as a result of a work stoppage at another supplier, that customer may halt or limit the purchase of our products. Similarly, a work stoppage at our facilities or one of our own suppliers could limit or stop our production of the affected products. Such interruptions in our production could have a material adverse effect on our business, results of operations and financial condition.

Our available cash and access to additional capital may be limited by our substantial debt.

We are a non-investment grade company with a significant level of debt. This amount of debt may limit our ability to obtain additional financing for our business. In addition, we need to devote substantial cash to the payment of interest on our debt, which means that cash may not be used for other of our business needs. We may be more vulnerable to an economic or industry downturn and to rising interest rates than a company with less debt.

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

Our pension and other postretirement benefits expense and the funding requirements of our pension plans could materially increase.

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

We also sponsor other postretirement benefit (“OPEB”) plans for most of our U.S. and some of our non-U.S. employees. We fund our OPEB obligations on a pay-as-you-go basis and have no plan assets. If health care costs in the future increase more than we anticipated, our actuarially determined liability and our related OPEB expense could increase along with future cash outlays.

We are subject to risks associated with our non-U.S. operations.

We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Operations outside of the United States, particularly operations in emerging markets, are subject to various risks which may not be present or as significant for operations within U.S. markets. Economic uncertainty in some geographic regions in which we operate, including certain emerging markets, could result in the disruption of markets and negatively affect cash flows from our operations in those areas.

Risks inherent in our international operations include exchange controls; foreign currency exchange rate fluctuations including devaluations; the potential for changes in local economic conditions; restrictive governmental actions such as restrictions on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions on acquisitions or joint ventures; changes in laws and regulations, including the laws and policies of the United States affecting trade and foreign investment; the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems; more expansive legal rights of foreign unions; the potential for nationalization of enterprises; unsettled political conditions and possible terrorist attacks against United States’ or other interests. In addition, there are potential tax inefficiencies in repatriating cash flow from non-U.S. subsidiaries.

These and other factors may have a material adverse effect on our international operations and, therefore, on our business, results of operations and financial condition.

We have recorded a significant amount of goodwill and other identifiable intangible assets, which may become impaired in the future.

We have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. Goodwill and other net identifiable intangible assets were approximately $3.0 billion as of December 31, 2007, or 24% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $2.2 billion as of December 31, 2007, or 18% of our total assets.

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

Laws and regulations governing environmental and occupational safety and health are complicated, change frequently and have tended to become stricter over time. As a manufacturing company, we are subject to these laws and regulations both inside and outside the United States. We may not be in complete compliance with such laws and regulations at all times. Our costs or liabilities relating to them may be more than the amount we have reserved, of which the difference may be material. We have spent money to comply with environmental requirements. In addition, certain of our subsidiaries are subject to pending litigation raising various environmental and human health and safety claims, including certain asbestos-related claims. While our annual costs to defend and settle these claims in the past have not been material, we cannot assure you that this will remain so in the future.

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

Because Blackstone owns a substantial percentage of our stock, the influence of our public shareholders over significant corporate actions will be limited, and conflicts of interest between Blackstone and us or our public shareholders could arise in the future.

Currently an affiliate of The Blackstone Group L.P. (“Blackstone”) beneficially owns approximately 46% of our outstanding shares of common stock. As a result, Blackstone has a significant voting block with respect to all matters submitted to our stockholders, including the election of our directors and our decisions to enter into any corporate transaction, and its vote may be difficult to overcome on any transaction that requires the approval of stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved written comments received from the Commission staff not less than 180 days before our 2007 fiscal year end. However, we have received written comments from the SEC regarding our definitive proxy statement filed March 30, 2007, which we believe we have resolved.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Livonia, Michigan. Our operations include numerous manufacturing, research and development, warehousing facilities and offices. We own or lease principal facilities located in 14 states in the United States and in 25 other countries as follows: Austria, Brazil, Canada, China, the Czech Republic, France, Germany, Italy, Japan, Malaysia, Mexico, Poland, Portugal, Romania, Singapore, Slovakia, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Tunisia, Turkey, and the United Kingdom. Approximately 52% of our principal facilities are used by the Chassis Systems segment, 24% are used by the Occupant Safety Systems segment and 24% are used by the Automotive Components segment. Our corporate headquarters are contained within the Chassis Systems numbers below. The Company considers its facilities to be adequate for their current uses.

Of the total number of principal facilities operated by us, approximately 59% of such facilities are owned and 41% are leased.

A summary of our principal facilities, by segment, type of facility and geographic region, as of January 31, 2008 is set forth in the following tables. Additionally, where more than one segment utilizes a single facility, that facility is categorized by the purposes for which it is primarily used.

Chassis Systems

Principal Use of Facility	North America	Europe	Asia Pacific(2)	Other	Total

Research and Development	3	4	2	1	10
Manufacturing(1)	22	32	12	3	69
Warehouse	1	5	1	1	8
Office	2	5	7	—	14

Total number of facilities	28	46	22	5	101

Occupant Safety Systems

Principal Use of Facility	North America	Europe	Asia Pacific(2)	Other	Total

Research and Development	3	3	—	—	6
Manufacturing(1)	8	21	—	2	31
Warehouse	3	5	—	—	8
Office	1	2	—	—	3

Total number of facilities	15	31	—	2	48

Automotive Components

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total

Research and Development	1	—	—	—	1
Manufacturing(1)	8	22	9	3	42
Warehouse	2	—	—	—	2
Office	2	—	—	—	2

Total number of facilities	13	22	9	3	47

(1)	Although primarily classified as Manufacturing locations, several Occupant Safety Systems — Europe sites, amongst others, maintain a large Research and Development presence located within the same facility as well.

(2)	For management reporting purposes Chassis Systems — Asia Pacific contains several primarily Occupant Safety Systems facilities including a Research and Development Technical Center and three Manufacturing locations.

ITEM 3.	LEGAL PROCEEDINGS

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

During the fourth quarter of 2007, no matters were submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “TRW”. As of February 13, 2008, we had 100,682,761 shares of common stock, $.01 par value, outstanding (100,687,429 shares issued less 4,668 shares held as treasury stock) and 134 holders of record of such common stock. The transfer agent and registrar for our common stock is National City Bank.

The tables below show the high and low sales prices for our common stock as reported by the New York Stock Exchange, for each quarter in 2007 and 2006.

	Price Range of Common Stock
Year Ended December 31, 2007	High	Low

4th Quarter	$33.52	$20.66
3rd Quarter	$38.95	$26.67
2nd Quarter	$42.30	$34.68
1st Quarter	$35.97	$25.64

	Price Range of Common Stock
Year Ended December 31, 2006	High	Low

4th Quarter	$26.89	$18.88
3rd Quarter	$28.22	$22.74
2nd Quarter	$28.61	$22.00
1st Quarter	$29.15	$22.91

Issuer Purchases of Equity Securities

The independent trustee of our 401(k) plans and similar plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and matching contributions in Company stock to employee investments. In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and for the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the Company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 5 of this Report on Form 10-K. In addition, although our stock incentive plan also permits the satisfaction of the minimum statutory tax obligations upon the vesting of restricted stock through stock withholding, there was no such withholding in the fourth quarter of 2007.

Dividend Policy

We do not currently pay any cash dividends on our common stock, and instead intend to retain any earnings for debt repayment, future operations and expansion. The amounts available to us to pay cash dividends are restricted by our debt agreements. Under TRW Automotive Inc.’s senior credit facilities, we have a limited ability to pay dividends on our common stock pursuant to a formula based on our consolidated net income after January 1, 2005 and our leverage ratio as specified in the amended and restated credit agreement. The indentures governing the notes also limit our ability to pay dividends. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2007.

	Number of			Number of Securities
	Securities to be	Weighted-Average		Remaining
	Issued Upon Exercise	Exercise Price		Available for
	of Outstanding	of Outstanding		Future Issuance
	Options, Warrants	Options, Warrants		under Equity
Plan Category	and Rights	and Rights		Compensation Plans(1)

Equity compensation plans approved by security holders(2)	8,011,054	$20.78	(3)	3,870,048
Equity compensation plans not approved by security holders	N/A	N/A		N/A

Total	8,011,054	$20.78		3,870,048

(1)	Excludes securities reflected in the first column, “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(2)	The TRW Automotive Holdings Corp. 2003 Stock Incentive Plan was approved by our stockholders prior to our initial public offering.

(3)	Represents the weighted average exercise price of outstanding stock options of 7,136,359 as of December 31, 2007. The remaining securities outstanding as of December 31, 2007 represent restricted stock units of 874,695, which have an exercise price of $0, and have been excluded from the weighted average exercise price above.

Stock Performance Graph

The graph below provides an indicator of our cumulative total stockholder return as compared with Standard & Poor’s 500 Stock Index and the Standard & Poor’s 1500 Auto Parts & Equipment Index based on currently available data. The graph assumes an initial investment of $100. The graph covers a period of time beginning in February 2004, when our common stock first traded on the New York Stock Exchange, through December 31, 2007, which represents the last trading day of the year.

Stock Performance Graph

	Ticker	02/03/04	12/31/04	12/30/05(1)	12/29/06(1)	12/31/07
TRW Automotive	TRW	$100.00	$76.38	$97.23	$95.46	$77.12
S&P 500	SPX	$100.00	$108.27	$113.42	$130.58	$137.42
S&P 1500 Composite Auto Parts and Equipment Index	S15AUTP	$100.00	$98.95	$79.45	$83.17	$100.04

(1)	Represents the last trading day of the year.

ITEM 6.	SELECTED FINANCIAL DATA

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

The selected financial data of the Successor as of and for the years ended December 31, 2007, December 31, 2006, December 31, 2005, December 31, 2004 and for the ten months ended December 31, 2003 have been derived from our audited consolidated financial statements, and have been prepared on a different basis of accounting than used by the Predecessor in its annual combined financial statements as a result of the consummation of the Acquisition on February 28, 2003. The selected financial data of the Predecessor for the two months ended February 28, 2003 have been derived from the audited combined financial statements of our Predecessor.

The tables should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements included under “Item 8 — Financial Statements and Supplementary Data” below and the combined financial statements of our Predecessor for discussion of items affecting the comparability of results of operations. The following financial information for the period prior to the Acquisition may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone entity during that period.

	Successor					Predecessor
					Ten Months	Two Months
					Ended	Ended
	Years Ended December 31,				December 31,	February 28,
	2007	2006	2005	2004	2003	2003
		(In millions, except per share amounts)

Statements of Operations Data:
Sales	$14,702	$13,144	$12,643	$12,011	$9,435	$1,916
Earnings (losses) from continuing operations	90	176	204	29	(101)	31
Net earnings (losses)	$90	$176	$204	$29	$(101)	$31
Earnings (Losses) Per Share(1):
Basic earnings (losses) per share:
Earnings (losses) per share	$0.90	$1.76	$2.06	$0.30	$(1.16)
Weighted average shares	99.8	100.0	99.1	97.8	86.8
Diluted earnings (losses) per share:
Earnings (losses) per share	$0.88	$1.71	$1.99	$0.29	$(1.16)
Weighted average shares	102.8	103.1	102.3	100.5	86.8

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions)

Balance sheet data:
Total assets	$12,290	$11,133	$10,230	$10,114	$9,907
Total liabilities	8,964	8,627	8,916	8,944	9,129
Total debt (including short-term debt and current portion of long-term debt)(2)	3,244	3,032	3,236	3,181	3,808

(1)	Earnings per share are calculated by dividing net earnings (losses) by the weighted average shares outstanding. Earnings per share are not applicable for the historical Predecessor period as there were no shares outstanding during those periods. Basic and diluted earnings per share for the ten months ended December 31, 2003 have been calculated based on the weighted average shares outstanding for the period adjusted to give effect to the 100 for 1 stock split effected on January 27, 2004. Shares issuable pursuant to outstanding common stock options under our 2003 Stock Incentive Plan have been excluded from the computation of 2003 diluted earnings per share because their effect is anti-dilutive due to the net loss reflected for such period.

(2)	Total debt excludes any off-balance sheet borrowings under receivables facilities. As of December 31, 2007, 2006, 2005, 2004 and 2003, we had no advances outstanding under our receivables facilities. Our U.S. receivables facility can be treated as a general financing agreement or as an off-balance sheet arrangement depending on the level of loans to the borrower as further described in Note 10 to the consolidated financial statements included under “Item 8 — Financial Statements and Supplementary Data” below.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our Business.  We are among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers, or OEMs, and related aftermarkets. We conduct substantially all of our operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). We operate our business along three segments: Chassis Systems, Occupant Safety Systems and Automotive Components. We are primarily a “Tier 1” supplier, with over 86% of our end-customer sales in 2007 made to major OEMs. Of our 2007 sales, approximately 57% were in Europe, 30% were in North America, 9% were in Asia, and 4% were in the rest of the world.

Financial Results.  Our net sales for the year ended December 31, 2007 were $14.7 billion, which represents an increase of 11.9% over the prior year. The increase was driven by favorable foreign currency exchange, higher volumes resulting from production increases in Europe and China, and increased module business in North America and Asia. Operating income for the year ended December 31, 2007 was $624 million compared to $636 million for the prior year. The decline in operating income of $12 million resulted primarily from increased administrative and selling expenses and higher restructuring and asset impairment charges as compared to the prior year, partially offset by favorable growth in gross profit.

Net earnings for the year ended December 31, 2007 were $90 million as compared to $176 million for the year ended December 31, 2006. Included in net earnings for the year ended December 31, 2007 is a loss on retirement of debt of $155 million, consisting of $148 million related to the repurchase of substantially all of our then-outstanding senior notes and senior subordinated notes, and $7 million related to refinancing of our previously existing senior secured credit facilities. Included in net earnings for the year ended December 31, 2006 is a loss on retirement of debt of $57 million related to the repurchase of all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds.

The Unfavorable Automotive Climate.  The automotive and automotive supply industries continued to experience unfavorable developments during 2007. These developments and trends include:

•	a decline in market share and significant production cuts among some of our largest customers primarily in North America, including Ford Motor Company, General Motors Corporation and Chrysler LLC (the “Big Three”);

•	continuing pricing pressure from OEMs;

•	the continued rise in inflationary pressures impacting certain commodities such as petroleum-based products, resins, yarns, ferrous metals, base metals, and other chemicals;

•	changes in foreign currency exchange rates that affected the relative competitiveness of manufacturing operations in different geographic regions and the relative attractiveness of different geographic markets;

•	overall negative macroeconomic conditions, mainly in the United States and North America and indications of a weakening European economy;

•	the deteriorating financial condition of certain of our customers and the resulting uncertainty as they continue to implement restructuring initiatives, including in certain cases, significant capacity reductions and/or reorganization under bankruptcy laws;

•	a consumer shift in the North American market away from sport utility vehicles and light trucks to more fuel efficient cross-over utility vehicles and passenger cars; and

•	the growing concerns over the economic viability of our Tier 2 and Tier 3 supply base which faces inflationary pressures and financial instability in certain of its customers.

In recent years and throughout 2007, the Big Three have seen a steady decline in their market share for vehicle sales in North America and, to a lesser extent, Europe, with Asian OEMs increasing their share in these markets. The Big Three’s North American operations, in particular, continue to suffer significantly in this regard. Although we do have business with the Asian OEMs, our customer base is more heavily weighted toward other OEMs. In addition, declining market share and inherent legacy issues with the Big Three have led to recent, unprecedented production cuts. During 2007, Big Three North American production levels declined approximately 5% as compared to 2006. Further, we and most industry observers expect North American light vehicle production to be significantly lower than the 15.1 million units produced in 2007 to nearly 15-year lows, with much of the impact in the first half of 2008. We also anticipate significantly lower 2008 Class 8 heavy truck production in North America, primarily during the first half of the year. Further, the European economy is showing signs of weakness, but the financial impact cannot be determined at this point.

In the U.S., overall negative economic conditions, including downturns in the housing and mortgage markets, energy and food inflation, and a weakening job market, have led to slowed growth. Such conditions have dampened the sentiment of consumers, who have delayed purchases of durable consumer goods (such as automobiles) as a result. Further, light and heavy duty pickup truck sales have stalled, mainly as a result of slowed housing construction. Such delayed consumer purchases and lower anticipated truck sales have caused our customers to lower production volumes significantly.

In order to address market share declines, reduced production levels, negative industry trends, general macroeconomic conditions and other structural issues specific to their companies (such as significant overcapacity and pension and healthcare costs), the Big Three and certain of our other customers continue to implement various forms of restructuring initiatives in their North American operations. These restructuring actions have had and may continue to have a significant impact throughout our industry.

In addition, work stoppages or other labor issues may potentially occur at these customers’ or their suppliers’ facilities, which may have a material adverse effect on us. In the second half of 2007, brief union strikes occurred at General Motors Corporation and Chrysler LLC during the renegotiation of the labor agreements between the Big Three and its major union. These strikes did not have a material impact on our business due to their relatively short length. Nonetheless, future work stoppages, shutdowns, or other labor issues could negatively affect us.

Throughout 2007, commodity inflation continued to impact the industry. Costs of petroleum-based products were volatile, and the per barrel price of oil reached record highs. Further, ferrous metals and other base metal prices, resins, yarns and energy costs continued to increase during the year. Consequently, overall commodity inflation pressures remain a significant concern for our business and have placed a considerable operational and financial burden on the Company. We expect such inflationary pressures to continue into 2008, both in North America and Europe, and we continually work with our suppliers and customers to mitigate the impact of increasing commodity costs. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.

Furthermore, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected or their inability to adequately mitigate inflationary pressures. These pressures have proven to be insurmountable to some of our suppliers and we have seen the number of bankruptcies and insolvencies increase. While the unstable condition of some of our suppliers or their failure to perform has not led to any material disruptions thus far, it has led to certain delivery delays and production issues, and has negatively impacted certain of our businesses in 2007. The overall condition of our supply base may possibly lead to further delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best source of supply.

Fuel price increases and volatility have continued to concern consumers. As a result, a migration continues in the North American market away from sport utility vehicles, light trucks and heavy-duty pickup trucks to more fuel-efficient vehicles. Sport utility and light- and heavy-duty truck platforms tend to be higher margin products for OEMs and suppliers than car platforms. While this change has negatively impacted the mix of our product sales, we provide content for both passenger car and sport utility/light truck platforms and therefore the effect to the Company is somewhat, but not fully, mitigated.

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

Foreign Currency Exchange Impact.  The favorable impact on our reported earnings in U.S. dollars resulting from the translation of results denominated in other currencies, mainly the Euro which appreciated against the U.S. dollar during 2007, was partially offset by the negative impact of certain other currency fluctuations. Even after hedging these other currency exposures, significant fluctuations, primarily the strengthening of the Canadian dollar and Brazilian real against the U.S. dollar and the strengthening of the Polish zloty and Czech koruna against the Euro, negatively impacted our margins.

Company Strategy.  Throughout 2007, our operations have been able to produce favorable results despite the negative industry pressures previously discussed. The effect of the unfavorable industry climate was mitigated by, among other things, our customer, product and geographic diversity. We also benefited from sales growth in Europe and Asia, continued demand for safety products, continued implementation of previously announced restructuring actions and targeted cost reductions throughout our businesses.

We have significant exposure to the European market, with approximately 57% of our 2007 sales generated from that region. We have also experienced favorable growth in the Asian market, with a sales increase of approximately $380 million, or 44% from 2006 to 2007. Our geographic diversity and presence in these regions has helped offset many of the negative industry pressures and sales declines experienced in the North American market. The European market remains extremely competitive and, similar to the North American market, has also experienced major inroads by Asian manufacturers into the region over the past few years. While many of our major OEM customers have implemented, or are in the process of implementing varying levels of restructuring actions in North America, no significant actions have been experienced recently in the European market. We are not aware of, nor do we anticipate, any major restructuring aimed at reducing vehicle assembly capacity at our major European customers.

While we continue our efforts to mitigate the risks described above, we expect the negative industry conditions to continue in the near future, thereby impacting 2008. There can be no assurances that the results of our ongoing efforts will continue to be successful in the future or that we will not experience a decline in sales, increased costs or disruptions in supply. Further, there can be no assurances that changes in foreign currency exchange rates or negative industry pressures will not adversely impact our future earnings. We will continue to evaluate the negative industry conditions referred to above, and whether additional actions may be required to mitigate those trends. Plant rationalization beyond the facilities we have closed or announced for closure, and additional global capacity optimization efforts across our businesses, may be warranted.

Other Matters.  As previously disclosed, during the third quarter of 2007, we signed an agreement with Delphi Corporation to purchase a portion of its North American brake component machining and module assembly assets. As of January 2, 2008, we closed the purchase and took possession of the former Delphi braking facility located in Saginaw, Michigan.

Our Debt and Capital Structure.  On an ongoing basis we monitor, and may modify, our debt and capital structure to reduce associated costs and provide greater financial and covenant flexibility.

In May 2007, we entered into an amended and restated credit agreement whereby we refinanced $2.5 billion of existing senior secured credit facilities with new facilities consisting of a secured revolving credit facility (the “Revolving Credit Facility”) and various senior secured term loan facilities (collectively with the Revolving Credit Facility, the “Senior Secured Credit Facilities”). In March and April 2007, we commenced and completed a tender offer for our then outstanding $1.3 billion of senior and senior subordinated notes (the “Old Notes”). In March 2007, we also issued new senior notes for approximately $1.5 billion (the “New Senior Notes”), and used the proceeds to fund the repurchase of the Old Notes.

On June 4, 2007, we completed a secondary public offering of 11 million shares of our Common Stock held by AI LLC, one of the Blackstone Investors, and certain members of our management. We did not receive any proceeds related to this offering. As a result of this transaction, AI LLC’s ownership stake in our Common Stock decreased from approximately 56% to approximately 46%.

As market conditions warrant, we and our major equity holders, including The Blackstone Group L.P. and its affiliates (the “Blackstone Investors”), may from time to time repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer or otherwise.

Effective Tax Rate.  Our overall effective tax rate is equal to consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. We are in a position whereby losses incurred in certain tax jurisdictions provide no current financial statement benefit. In addition, certain jurisdictions have statutory rates greater than or less than the United States statutory rate. As such, changes in the mix of earnings between jurisdictions could have a significant impact on our overall effective tax rate in future periods. Changes in tax law and rates as well as changes in our debt and capital structure could also have a significant impact on our effective rate in future periods.

Income tax expense for the year ended December 31, 2007 was $155 million on pretax earnings of $245 million, and reflected no tax benefit related to the $155 million loss on retirement of debt.

Restructuring Charges and Asset Impairments.  We continually evaluate our competitive position in the automotive supply industry and whether actions are required to maintain or improve our standing. Such actions may include plant rationalization or global capacity optimization across our businesses. Accordingly, we have closed or announced the closure of 18 facilities since the beginning of 2005.

For the year ended December 31, 2007, we recorded restructuring charges of $42 million related to the closure or announced closure of various facilities. During 2007, we closed six facilities resulting in employee reductions of approximately 840. Restructuring charges included cash charges of $35 million for severance and other costs and

$7 million of net non-cash asset impairments related to restructuring actions. Also in 2007, we incurred $9 million of net other asset impairments not related to restructuring actions.

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

Recall costs are recorded based on management estimates developed utilizing actuarially established loss projections based on historical claims data. Based on this actuarial estimation methodology, we accrue for expected but unannounced recalls when revenues are recognized upon shipment of product. In addition, we accrue for announced recalls based on our best estimate of our obligation under the recall action when such an obligation is probable and estimable.

Valuation Allowances on Deferred Income Tax Assets.  In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. We determined that we could not conclude that it was more likely than not that the benefits of certain deferred income tax assets would be realized. As such, the valuation allowance we recorded reduced the net carrying value of deferred tax assets to the amount that is more likely than not to be realized. We expect the deferred tax assets, net of the valuation allowance, to be realized as a result of the reversal of existing taxable temporary differences in the United States and as a result of projected future taxable income and the reversal of existing taxable temporary differences in certain foreign jurisdictions.

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

A key assumption in determining our net pension expense in accordance with SFAS No. 87 is the expected long-term rate of return on plan assets. The expected return on plan assets that is included in pension expense is determined by applying the expected long-term rate of return on assets to a calculated market-related value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. Asset gains and losses will be amortized over five years in determining the market-related value of assets used to calculate the expected return component of pension income. We review our long-term rate of return assumptions annually through comparison of our historical actual rates of return with our expectations, and consultation with our actuaries and investment advisors regarding their expectations for future returns. While we believe our assumptions of future returns are reasonable and appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future pension expense. The weighted average expected long-term rate of return on assets used to determine net periodic benefit cost for 2007 was 6.96% as compared to 6.97% for 2006 and 7.60% for 2005.

Another key assumption in determining our net pension expense is the assumed discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the highest ratings given by a recognized ratings agency, and that have cash flows similar to those of the underlying benefit obligation. The weighted average discount rate used to calculate the benefit obligations as of December 31, 2007 was 5.74% as compared to 5.08% as of December 31, 2006. The weighted average discount rate used to determine net periodic benefit cost for 2007 was 5.08% as compared to 5.04% for 2006 and 5.53% for 2005.

Based on our assumptions as of October 31, 2007, the measurement date, a change in these assumptions, holding all other assumptions constant, would have the following effect on our pension costs and obligations on an annual basis:

	Impact on Net Periodic Benefit Cost
	Increase			Decrease
			All			All
	U.S.	U.K.	Other	U.S.	U.K.	Other
	(Dollars in millions)

.25% change in discount rate	$(4)	$(3)	$(1)	$4	$2	$1
.25% change in expected long-term rate of return	(2)	(15)	(1)	2	15	1

Impact on Obligations
	Increase			Decrease
			All			All
	U.S.	U.K.	Other	U.S.	U.K.	Other
(Dollars in millions)

.25% change in discount rate	$(35)	$(229)	$(28)	$37	$239	$29

SFAS No. 87 and the policies we have used (most notably the use of a calculated value of plan assets for pensions as described above), generally reduce the volatility of pension expense that would otherwise result from changes in the value of the pension plan assets and pension liability discount rates. A substantial portion of our pension benefits relate to our plans in the United States and the United Kingdom.

Our 2008 pension (income) expense is estimated to be approximately $(18) million in the U.S., $(65) million in the U.K. and $43 million for the rest of the world (based on December 31, 2007 exchange rates). During 2006, and 2005, certain amendments reducing future benefits for nonunion participants were adopted that will reduce future service costs. We expect to contribute approximately $43 million to our U.S. pension plans and approximately $58 million to our non-U.S. pension plans in 2008.

Other Postretirement Benefits.  We account for our Other Postretirement Benefits (“OPEB”) in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination requires the selection of various assumptions, including a discount rate and health care cost trend rates used to value the benefit obligation. The discount rate reflects the current rate at which the OPEB liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the highest ratings given by a recognized ratings agency and that have cash flows similar to those of the underlying benefit obligation. We develop our estimate of the health care cost trend rates used to value benefit obligations through review of our recent health care cost trend experience and through discussions with our actuary regarding the experience of similar companies. Changes in the assumed discount rate or health care cost trend rate can have a significant impact on our actuarially determined liability and related OPEB expense.

The following are the significant assumptions used in the measurement of the accumulated projected benefit obligation (“APBO”) as of the October 31 measurement date:

	2007		2006
		Rest of		Rest of
	U.S.	World	U.S.	World

Discount rate	6.00%	5.50%	5.75%	5.00%
Initial health care cost trend rate at end of year	8.50%	8.50%	9.00%	9.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2014	2015	2011	2015

Based on our assumptions as of October 31, 2007, the measurement date, a change in these assumptions, holding all other assumptions constant, would have the following effect on our OPEB expense and obligation on an annual basis:

	Impact on Net
	Postretirement Benefit Cost
	Increase	Decrease
	(Dollars in millions)

.25% change in discount rate	$(1)	$—
1% change in assumed health care cost trend rate	$5	$(4)

	Impact on Obligation
	Increase	Decrease
	(Dollars in millions)

.25% change in discount rate	$(16)	$16
1% change in assumed health care cost trend rate	$61	$(53)

Our 2008 OPEB expense is estimated to be approximately $18 million (based on December 31, 2007 exchange rates), and includes the effects of the adoption of certain 2007, 2006 and 2005 amendments which reduce future benefits for participants. We fund our OPEB obligation on a pay-as-you-go basis. We expect to contribute approximately $51 million on a pay-as-you-go basis in 2008.

Goodwill.  Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $2.2 billion as of December 31, 2007, or 18% of our total assets.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we perform annual impairment testing at a reporting unit level. To test goodwill for impairment, we estimate the fair value of each reporting unit and compare the estimated fair value to the carrying value. If the carrying value exceeds the estimated fair value, then a possible impairment of goodwill exists and requires further evaluation. Estimated fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts (see “— Impairment of Long-Lived Assets and Intangibles” below), discounted at a risk-adjusted rate of return.

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

We are subject to financial statement risk in the event that our long-lived assets and intangible assets become impaired.

RESULTS OF OPERATIONS

The following consolidated statements of earnings compare the results of operations for the years ended December 31, 2007, 2006 and 2005.

TOTAL COMPANY RESULTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2007 and 2006

	Years Ended December 31,		Variance
	2007	2006	Increase (Decrease)
	(Dollars in millions)

Sales	$14,702	$13,144	$1,558
Cost of sales	13,494	11,956	1,538

Gross profit	1,208	1,188	20
Administrative and selling expenses	537	514	23
Amortization of intangible assets	36	35	1
Restructuring charges and asset impairments	51	30	21
Other income — net	(40)	(27)	(13)

Operating income	624	636	(12)
Interest expense — net	228	247	(19)
Loss on retirement of debt	155	57	98
Accounts receivable securitization costs	5	3	2
Equity in earnings of affiliates, net of tax	(28)	(26)	(2)
Minority interest, net of tax	19	13	6

Earnings before income taxes	245	342	(97)
Income tax expense	155	166	(11)

Net earnings	$90	$176	$(86)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Sales for the year ended December 31, 2007 were $14.7 billion, an increase of $1,558 million as compared to $13.1 billion for the year ended December 31, 2006. Favorable currency effects contributed an increase in sales of $856 million, as the dollar weakened against other currencies (most notably the euro). Higher volume (net of price reductions provided to customers) of $702 million also contributed to the sales increase, driven by an expansion in customer vehicle production in Europe and China, an increase in module sales in North America and Asia, and the general growth of safety products in all markets, partially offset by the decline in North American customer vehicle production.

Gross profit for the year ended December 31, 2007 was $1,208 million, an increase of $20 million as compared to $1,188 million for the year ended December 31, 2006. The increase was driven primarily by an increase in volume (net of adverse product mix) and supplier resolutions, together which totaled $120 million, a reduction in pension and post-employment benefit expense of $47 million, net favorable currency effects of $34 million, lower warranty costs of $13 million and other performance improvements. These items were partially offset by price reductions and other costs related to our customers, including the net unfavorable impact of certain product-related settlements, and higher inflation in excess of cost reductions, totaling $136 million, and a larger investment in engineering expenses of $28 million. Other drivers negatively impacting the gross profit comparison included the favorable resolution of certain business and patent matters of $22 million in 2006 that did not recur in 2007, net costs incurred from property damage at our brake line production facility located in South America of $6 million, and incremental costs related to a first quarter acquisition of $3 million. Gross profit as a percentage of sales for the year ended December 31, 2007 was 8.2% compared to 9.0% for the year ended December 31, 2006.

Administrative and selling expenses for the year ended December 31, 2007 were $537 million, an increase of $23 million as compared to $514 million for the year ended December 31, 2006. The increase was driven primarily by unfavorable currency effects of $29 million, costs of $9 million related to merger and acquisition activity, an increase in share-based compensation expense of $6 million, and the favorable resolution of certain patent matters of $6 million in 2006 that did not recur in 2007. These items were partially offset by cost reductions, and performance improvements of $22 million, as well as a reduction in pension and post-employment benefit expense of $4 million. Administrative and selling expenses as a percentage of sales for the year ended December 31, 2007 were 3.7% as compared to 3.9% for the year ended December 31, 2006.

Restructuring charges and asset impairments were $51 million for the year ended December 31, 2007 as compared to $30 million for the year ended December 31, 2006. Charges for the year ended December 31, 2007 included $35 million for severance and other costs, $7 million of asset impairments related to restructuring activities and $9 million of other asset impairments. Charges for the year ended December 31, 2006 consisted of $37 million for severance and other costs, $7 million of asset impairments related to restructuring, $6 million of other asset impairments, offset by $20 million of postretirement benefit curtailment gains at closed facilities.

Other income — net for the year ended December 31, 2007 was income of $40 million, an increase of $13 million as compared to an income of $27 million for the year ended December 31, 2006. The increase was driven primarily by net gains on the sale of assets of $13 million, a decrease in bad debt expense of $9 million, and an increase in royalty income of $4 million. These items were partially offset by unfavorable currency effects of $11 million.

Interest expense — net for the year ended December 31, 2007 was $228 million as compared to $247 million for the year ended December 31, 2006. The decrease in interest expense was primarily due to lower interest rates in the New Senior Notes compared to the Old Notes, partially offset by the effect of higher outstanding debt balances on the New Senior Notes, largely as a result of financing the redemption premium relating to the tender transactions in early 2007.

Loss on retirement of debt for the year ended December 31, 2007 totaled $155 million as compared to $57 million for the year ended December 31, 2006. During the year ended December 31, 2007, we recognized a loss of $148 million in association with payments to note holders who tendered their Old Notes. In addition, in conjunction with the May 9, 2007 refinancing, we recognized a loss of $7 million related to the write off of debt issuance costs associated with our former revolving facility and our former syndicated term loans. On February 2,

2006 we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020, for £137 million, or approximately $243 million. The repayment of debt resulted in a pretax charge of £32 million, or approximately $57 million, for loss on retirement of debt.

Equity in earnings of affiliates was $28 million for the year ended December 31, 2007 as compared to $26 million for the year ended December 31, 2006. The increase was driven primarily by our higher earnings from our non-consolidated affiliates in Asia.

Minority interest was $19 million for the year ended December 31, 2007, an increase of $6 million as compared to $13 million for the year ended December 31, 2006. The increase was driven primarily by an increase in joint venture earnings with consolidated affiliates in Asia.

Income tax expense for the year ended December 31, 2007 was $155 million on pre-tax income of $245 million as compared to income tax expense of $166 million on pre-tax earnings of $342 million for the year ended December 31, 2006. Income tax expense for the year ended December 31, 2007 includes no tax benefit related to the $155 million loss on retirement of debt due to the Company’s valuation allowance position in the United States. Income tax expense for the year ended December 31, 2006 includes a one-time charge of approximately $49 million resulting from the recognition of a valuation allowance against certain deferred tax assets in our Canadian operations that the Company determined were no longer more likely than not to be realized. Income tax expense for the year ended December 31, 2006 also includes a one-time benefit of approximately $35 million related to the reversal of certain tax reserves recorded in 2004 and 2005 with respect to interest expense in a foreign jurisdiction. The income tax rate varies from the United States statutory income tax rate due primarily to the items noted above, and the impact of losses in the United States and certain foreign jurisdictions, without recognition of a corresponding income tax benefit, partially offset by favorable foreign tax rates, holidays, and credits.

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2006 and 2005

	Years Ended December 31,		Variance
	2006	2005	Increase (Decrease)
	(Dollars in millions)

Sales	$13,144	$12,643	$501
Cost of sales	11,956	11,455	501

Gross profit	1,188	1,188	—
Administrative and selling expenses	514	479	35
Amortization of intangible assets	35	33	2
Restructuring charges and asset impairments	30	109	(79)
Other (income) expense — net	(27)	14	(41)

Operating income	636	553	83
Interest expense — net	247	228	19
Loss on retirement of debt	57	7	50
Accounts receivable securitization costs	3	3	—
Equity in earnings of affiliates, net of tax	(26)	(20)	(6)
Minority interest, net of tax	13	7	6

Earnings before income taxes	342	328	14
Income tax expense	166	124	42

Net earnings	$176	$204	$(28)

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Sales for the year ended December 31, 2006 were $13.1 billion, an increase of $501 million compared to $12.6 billion for the year ended December 31, 2005. The increase was driven by the favorable impact of the consolidation of Dalphimetal of $336 million and favorable currency effects of $172 million, offset by unfavorable price reductions to customers (net of favorable volume) of $7 million.

Gross profit for the year ended December 31, 2006 was $1,188 million, which was unchanged from the year ended December 31, 2005. Cost reductions and benefits from restructuring activities (net of inflation and price reductions to customers) of $47 million, and the favorable resolution of certain business settlement and patent matters of $22 million, were offset by higher costs resulting from inefficient product launches within the Automotive Components segment of $19 million, lower customer vehicle production in North America and adverse mix, net of the favorable impact of the consolidation of Dalphimetal, of $18 million, higher warranty costs of $18 million, higher engineering expenses of $8 million, and unfavorable currency effects of $7 million. Gross profit as a percentage of sales for the year ended December 31, 2006 was 9.0% as compared to 9.4% for the year ended December 31, 2005.

Administrative and selling expenses for the year ended December 31, 2006 were $514 million, an increase of $35 million compared to $479 million for the year ended December 31, 2005. The increase was driven primarily by a reduction in litigation reserves in 2005 of $18 million which did not recur in 2006, an increase in share-based compensation expense of $8 million, unfavorable currency effects of $8 million and the consolidation of Dalphimetal of $6 million. Offsets include the favorable resolution of certain patent matters of $6 million. Administrative and selling expenses as a percentage of sales for the year ended December 31, 2006 were 3.9% as compared to 3.8% for the year ended December 31, 2005.

Restructuring charges and asset impairments were $30 million for the year ended December 31, 2006 as compared to $109 million for the year ended December 31, 2005. Charges for the year ended December 31, 2006 consisted of $37 million for severance and other costs, $7 million of asset impairments related to restructuring, $6 million of other asset impairments, offset by $20 million of postretirement benefit curtailment gains at closed facilities. Charges for the year ended December 31, 2005 consisted of $85 million for severance costs and expenses to consolidate certain facilities, $14 million of asset impairments related to restructuring, $15 million for other asset impairments and $6 million of pension curtailment loss at a closed facility, partially offset by $11 million of postretirement benefit curtailment gains at closed facilities.

Other (income) expense — net for the year ended December 31, 2006 was income of $27 million, an increase of $41 million compared to an expense of $14 million for the year ended December 31, 2005. The increase was driven primarily by the favorable currency effects of $17 million, an increase in net gains on asset sales of $9 million, a decrease in bad debt expense of $8 million, and an increase in royalty income, coupled with other miscellaneous adjustments, that together net to $7 million.

Interest expense — net for the year ended December 31, 2006 was $247 million as compared to $228 million for the year ended December 31, 2005. The increase in interest expense primarily resulted from the unfavorable effect of higher interest rates on variable rate debt, and to a lesser extent, higher average debt balances including Dalphimetal acquisition related debt.

Loss on retirement of debt for the year ended December 31, 2006 totaled $57 million as compared to $7 million for the year ended December 31, 2005. On February 2, 2006 we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020, for £137 million, or approximately $243 million. The repayment of debt resulted in a pretax charge of £32 million, or approximately $57 million, for loss on retirement of debt. On May 3, 2005, the Company repurchased the €48 million principal amount of its 10 7/8% Senior Notes with a portion of the proceeds from the issuance of common stock. The Company recorded a loss on retirement of debt of approximately $6 million for the related redemption premium on the 10 7/8% Senior Notes, and approximately $1 million for the write-off of deferred issuance costs.

Equity in earnings of affiliates was $26 million for the year ended December 31, 2006, an increase of $6 million as compared to $20 million for the year ended December 31, 2005. The increase was driven primarily by a higher level of earnings from non-consolidated affiliates in Asia.

Minority interest was $13 million for the year ended December 31, 2006 as compared to $7 million for the year ended December 31, 2005. The increase of $6 million was driven primarily by the acquisition of Dalphimetal, which is not wholly-owned.

Income tax expense for the year ended December 31, 2006 was $166 million on pre-tax income of $342 million as compared to income tax expense of $124 million on pre-tax earnings of $328 million for the year ended December 31, 2005. Income tax expense for the year ended December 31, 2006 includes a one-time charge of approximately $49 million resulting from the recognition of a valuation allowance against certain deferred tax assets in our Canadian operations that the Company determined are no longer more likely than not to be realized. Income tax expense for the year ended December 31, 2006 also includes a one-time benefit of approximately $35 million related to the reversal of certain tax reserves recorded in 2004 and 2005 with respect to interest expense in a foreign jurisdiction. Income tax expense for the year ended December 31, 2005 included a one-time benefit of $17 million resulting from a tax law change in Poland related to investment tax credits for companies operating in certain special economic zones within the country. The income tax rate varies from the United States statutory income tax rate due primarily to the items noted above, and the impact of losses in the United States and certain foreign jurisdictions, without recognition of a corresponding income tax benefit, partially offset by favorable foreign tax rates, holidays, and credits.

SEGMENT RESULTS OF OPERATIONS

The following table reconciles segment sales and earnings before taxes to consolidated sales and earnings before taxes for 2007, 2006, and 2005. See Note 21 to the consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data” for a description of segment earnings before taxes for the periods presented.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Sales:
Chassis Systems	$7,997	$7,096	$7,206
Occupant Safety Systems	4,714	4,326	3,745
Automotive Components	1,991	1,722	1,692

	$14,702	$13,144	$12,643

Earnings before taxes:
Chassis Systems	$276	$288	$273
Occupant Safety Systems	453	420	296
Automotive Components	82	67	92

Segment earnings before taxes	811	775	661
Corporate expense and other	(178)	(126)	(95)
Financing costs	(233)	(250)	(231)
Loss on retirement of debt	(155)	(57)	(7)

Earnings before taxes	$245	$342	$328

CHASSIS SYSTEMS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Years Ended December 31,		Variance
	2007	2006	Increase (Decrease)
	(Dollars in millions)

Sales	$7,997	$7,096	$901
Earnings before taxes	276	288	(12)
Restructuring charges and asset impairments included in earnings before taxes	(30)	(14)	16

Sales for the Chassis Systems segment for the year ended December 31, 2007 were $7,997 million, an increase of $901 million as compared to $7,096 million for the year ended December 31, 2006. The increase was driven primarily by favorable currency effects of $482 million, as well as favorable volume, including higher module sales in North America and Asia (net of price reductions provided to customers) of $419 million.

Earnings before taxes for the Chassis Systems segment for the year ended December 31, 2007 were $276 million, a decrease of $12 million as compared to $288 million for the year ended December 31, 2006. The decrease was driven primarily by higher engineering expenses of $20 million, the favorable resolution of business settlements in 2006 that did not recur in 2007 of $19 million, higher restructuring charges and asset impairments of $16 million, the favorable resolution of certain patent matters of $9 million in 2006 that did not recur in 2007, the net unfavorable impact of property damage at our brake line production facility in South America of $6 million, a gain of $5 million on the sale of a facility in Asia in 2006 that did not recur in 2007, and incremental costs related to a first quarter 2007 acquisition of $3 million. These items were partially offset by a reduction in pension and post-employment benefit spending of $28 million, favorable volume (net of adverse mix) of $26 million, and lower warranty costs of $14 million.

For the year ended December 31, 2007, Chassis Systems recorded restructuring charges and asset impairments of $30 million in connection with severance and costs related to the consolidation of certain facilities, as well as net asset impairment charges to write down certain assets to fair value. For the year ended December 31, 2006, Chassis Systems recorded restructuring charges and asset impairments of $14 million in connection with severance and costs related to the consolidation of certain facilities, offset by postretirement benefit curtailment gains.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Years Ended December 31,		Variance
	2006	2005	Increase (Decrease)
	(Dollars in millions)

Sales	$7,096	$7,206	$(110)
Earnings before taxes	288	273	15
Restructuring charges and asset impairments included in earnings before taxes	(14)	(33)	(19)

Sales for the Chassis Systems segment for the year ended December 31, 2006 were $7,096 million, a decrease of $110 million as compared to $7,206 million for the year ended December 31, 2005. The decrease was driven primarily by lower North American customer vehicle production and price reductions provided to customers of $216 million, partially offset by favorable currency effects of $106 million.

Earnings before taxes for the Chassis Systems segment for the year ended December 31, 2006 were $288 million, an increase of $15 million as compared to $273 million for the year ended December 31, 2005. The increase was driven primarily by the favorable impact of cost reductions and benefits of restructuring activities (in excess of inflation and price reductions provided to customers) of $75 million, the favorable resolution of certain business settlements of $19 million, lower restructuring costs of $18 million, a reduction in bad debt expense of $10 million, the favorable resolution of certain patent matters of $9 million, and a gain on the sale of a facility in Asia of $5 million. These results were partially offset by the effect of lower North America customer vehicle production and adverse mix of $88 million, higher warranty costs of $18 million, higher product and Asian customer development costs of $9 million, and unfavorable currency effects of $8 million. For the year ended December 31, 2006, Chassis Systems recorded restructuring charges and asset impairments of $14 million in connection with severance and costs related to the consolidation of certain facilities, offset by postretirement benefit curtailment gains. For the year ended December 31, 2005, Chassis Systems recorded restructuring charges and asset impairments of $33 million in connection with severance and costs related to the consolidation of certain facilities, offset by postretirement benefit curtailment gains.

OCCUPANT SAFETY SYSTEMS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Years Ended December 31,		Variance
	2007	2006	Increase (Decrease)
	(Dollars in millions)

Sales	$4,714	$4,326	$388
Earnings before taxes	453	420	33
Restructuring charges and asset impairments included in earnings before taxes	(4)	(9)	(5)

Sales for the Occupant Safety Systems segment for the year ended December 31, 2007 were $4,714 million, an increase of $388 million as compared to $4,326 million for the year ended December 31, 2006. The increase was driven primarily by favorable currency effects of $252 million, and favorable volume (net of price reductions provided to customers) of $136 million.

Earnings before taxes for the Occupant Safety Systems segment for the year ended December 31, 2007 were $453 million, an increase of $33 million as compared to $420 million for the year ended December 31, 2006. The increase was driven primarily by the favorable impact of volume (net of adverse mix) and favorable supplier resolutions, which together totaled $57 million, a gain on the sale of a facility of $7 million, a reduction in net pension and post-employment benefit spending of $6 million, and lower restructuring and impairment costs of $5 million. These items were partially offset by price reductions to our customers and inflation (net of cost reductions) of $33 million, higher engineering expenses of $8 million, and unfavorable currency effects of $3 million.

For the year ended December 31, 2007, Occupant Safety Systems recorded restructuring charges and asset impairments of $4 million in connection with the write down of certain machinery and equipment to fair value. For the year ended December 31, 2006, Occupant Safety Systems recorded restructuring charges and asset impairments of $9 million in connection with severance and costs related to the consolidation of certain facilities.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Years Ended December 31,		Variance
	2006	2005	Increase (Decrease)
	(Dollars in millions)

Sales	$4,326	$3,745	$581
Earnings before taxes	420	296	124
Restructuring charges and asset impairments included in earnings before taxes	(9)	(45)	(36)

Sales for the Occupant Safety Systems segment for the year ended December 31, 2006 were $4,326 million, an increase of $581 million compared to $3,745 million for the year ended December 31, 2005. The increase was driven primarily by the consolidation of Dalphimetal acquired in October 2005, which contributed incremental sales of $336 million, favorable volume (net of price reductions provided to customers) of $216 million, and favorable currency effects of $29 million.

Earnings before taxes for the Occupant Safety Systems segment for the year ended December 31, 2006 were $420 million, an increase of $124 million as compared to $296 million for the year ended December 31, 2005. The increase was driven primarily by higher production volume, net with favorable impact of the consolidation of Dalphimetal, of $84 million, lower restructuring charges and asset impairments of $36 million, and a reduction in pension and other post-employment benefit cost of $3 million. For the year ended December 31, 2006, Occupant Safety Systems recorded restructuring charges and asset impairments of $9 million in connection with severance and costs related to the consolidation of certain facilities. For the year ended December 31, 2005, Occupant Safety Systems recorded restructuring charges and asset impairments of $45 million in connection with severance and costs related to the consolidation of certain facilities, primarily the Burgos, Spain facility, and other asset impairment charges.

AUTOMOTIVE COMPONENTS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Years Ended December 31,		Variance
	2007	2006	Increase (Decrease)
	(Dollars in millions)

Sales	$1,991	$1,722	$269
Earnings before taxes	82	67	15
Restructuring charges and asset impairments included in earnings before taxes	(17)	(7)	10

Sales for the Automotive Components segment for the year ended December 31, 2007 were $1,991 million, an increase of $269 million as compared to $1,722 million for the year ended December 31, 2006. The increase was driven primarily by favorable volume (net of price reductions provided to customers) of $148 million, and the favorable currency effects of $121 million.

Earnings before taxes for the Automotive Components segment for the year ended December 31, 2007 were $82 million, an increase of $15 million as compared to $67 million for the year ended December 31, 2006. The increase was driven primarily by higher volume (net of adverse mix) of $29 million, the gain on the sale of an Engine Components manufacturing facility of $10 million, the favorable currency effects of $6 million, and other performance improvements. These items were partially offset by price reductions to our customers and inflation (net of cost reductions) of $18 million, higher restructuring charges of $10 million, and higher warranty costs of $2 million.

For the year ended December 31, 2007, Automotive Components recorded restructuring charges of $17 million primarily related to severance and other charges at various production facilities. For the year ended December 31, 2006, Automotive Components recorded restructuring charges of $7 million.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Years Ended December 31,		Variance
	2006	2005	Increase (Decrease)
	(Dollars in millions)

Sales	$1,722	$1,692	$30
Earnings before taxes	67	92	(25)
Restructuring charges and asset impairments included in earnings before taxes	(7)	(31)	(24)

Sales for the Automotive Components segment for the year ended December 31, 2006 of $1,722 million increased $30 million as compared to $1,692 million for the year ended December 31, 2005. The increase was driven primarily by favorable currency effects of $36 million, offset by price reductions provided to customers, net of higher volume, of $6 million.

Earnings before taxes for the Automotive Components segment for the year ended December 31, 2006 were $67 million, $25 million lower compared to $92 million for the year ended December 31, 2005. The decrease was driven primarily by unfavorable mix of products sold (partially offset by higher volume) of $25 million, higher costs resulting from inefficient product launches of $19 million, and higher inflation, price reductions, and supplier quality issues (net of cost reductions) of $17 million. These items were partially offset by lower restructuring charges and asset impairments of $24 million, favorable currency effects of $3 million, lower warranty costs of $3 million, and a decrease in pension and other postretirement benefit expense of $2 million. For the year ended December 31, 2006, Automotive Components recorded restructuring charges of $7 million relating to severance and lease termination costs of $5 million and asset impairments pertaining to restructuring activities of $2 million. For the year ended December 31, 2005, Automotive Components recorded restructuring charges of $19 million which consisted primarily of $19 million in severance costs and expenses to consolidate certain facilities and $2 million of asset impairments, partly offset by $2 million of postretirement benefit curtailment gains. Automotive Components also recorded $12 million in other asset impairments not related to restructuring in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities.  Cash provided by operating activities for the year ended December 31, 2007 was $737 million as compared to $649 million for the year ended December 31, 2006. The increase resulted primarily from net working capital improvements.

Investing Activities. Cash used in investing activities for the year ended December 31, 2007 was $468 million as compared to $459 million for the year ended December 31, 2006.

For the years ended December 31, 2007 and 2006, we spent $513 million and $529 million, respectively, in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches started in 2006 and 2007 and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $535 million in such capital expenditures during 2008.

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

Financing Activities.  Cash provided by financing activities was $11 million for the year ended December 31, 2007 as compared to cash used of $340 million in the year ended December 31, 2006. During the year ended December 31, 2007, we repurchased substantially all of our Old Notes for approximately $1,396 million and issued the New Senior Notes for cash proceeds of approximately $1,465 million. Proceeds from the issuance of the New Senior Notes were used to fund the repurchase of the Old Notes and for general corporate purposes. On May 9, 2007, the entire $1.1 billion principal amount of term loans under our Senior Secured Credit Facilities was funded, and we drew down $461 million of the Revolving Credit Facility and used such proceeds, together with approximately $15.6 million of available cash on hand, to refinance $2.5 billion of existing senior secured credit facilities and to pay interest along with certain fees and expenses related to the refinancing. During the year ended December 31, 2007, the amount outstanding under our Revolving Credit Facility increased by $429 million, including the initial draw of $461 million. On February 2, 2006, we repurchased all of our subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020 for £137 million, or approximately $243 million.

Debt and Commitments

Sources of Liquidity.  Our primary source of liquidity is cash flow generated from operations. We also have availability under our revolving credit facility and receivables facilities described below, subject to certain conditions. See “— Senior Secured Credit Facilities,” “Off-Balance Sheet Arrangements” and “Other Receivables

Facilities” below. Our primary liquidity requirements, which are significant, are expected to be for debt service, working capital, capital expenditures, research and development costs and other general corporate purposes.

In March 2007, we issued New Senior Notes consisting of 7% Senior Notes due 2014 and 6 3/8% Senior Notes due 2014 in principal amounts of $500 million and €275 million, respectively, and 7 1/4% Senior Notes due 2017 in the principal amount of $600 million. The proceeds from the issuance of the New Senior Notes of $1,465 million were used to repurchase substantially all of the Old Notes previously outstanding and for general corporate purposes. In May 2007, the entire $1.1 billion principal amount of the term loans under our Senior Secured Credit Facilities was funded and we drew down $461 million of the Revolving Credit Facility and used such proceeds to refinance $2.5 billion of existing senior secured credit facilities by repaying approximately $1,561 million outstanding.

As of December 31, 2007, we had outstanding $3.2 billion in aggregate indebtedness. We intend to draw down on, and use proceeds from, the Revolving Credit Facility and our United States and European accounts receivables facilities (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of December 31, 2007, we had approximately $902 million of availability under our Revolving Credit Facility, which primarily reflects $429 million of revolver borrowings, no outstanding borrowings under our ancillary facilities and $69 million in outstanding letters of credit, which reduced the amount available. As of December 31, 2007, approximately $221 million of our total reported accounts receivable balance was considered eligible for borrowings under our United States receivables facility, of which approximately $161 million was available for funding. As of December 31, 2007, we had no outstanding borrowings under this receivables facility. In addition, as of December 31, 2007, we had approximately €140 million and £25 million available under our European accounts receivable facilities. We had no outstanding borrowings under the European accounts receivable facilities as of December 31, 2007.

During any given month we anticipate that we will have up to $850 million outstanding under the Liquidity Facilities. Portions of the amounts drawn under the Liquidity Facilities typically will be paid back throughout the month as cash from customers is received. We may then draw upon such facilities again for working capital purposes in the same or succeeding months. These borrowings reflect normal working capital utilization of liquidity. In addition, we own a 78.4% interest in Dalphi Metal España, S.A. (“Dalphimetal”). Dalphimetal and its subsidiaries have approximately €30 million of credit facilities, of which the entire €30 million was available as of December 31, 2007. Our subsidiaries in the Asia Pacific region also have various credit facilities totaling approximately $122 million (US dollar equivalent), of which $71 million (US dollar equivalent), was available on December 31, 2007. These borrowings are primarily in the local currency of the country where our subsidiaries’ operations are located. We expect that these additional facilities will be drawn from time to time for normal working capital purposes.

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

On February 15, 2008, we redeemed all remaining Old Notes and recorded a loss on retirement of debt of $1 million which will be reflected in the Company’s Statements of Earnings for the first quarter of 2008. We funded the redemption of the remaining Old Notes in the amount of $20 million from cash on hand.

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

Credit Ratings.  Set forth below are our credit ratings and ratings outlook for Standard & Poor’s, Moody’s and Fitch.

	S & P	Moody’s	Fitch

Corporate Rating	BB+	Ba2	BB
Bank Debt Rating	BBB	Baa3	BB+
New Senior Note Rating	BB-	Ba3	BB-
Ratings Outlook	Stable	Negative	Stable

In the event of a downgrade, we believe we would continue to have access to sufficient liquidity; however, the cost of any new borrowing could increase and our ability to access certain financial markets could be limited.

Senior Secured Credit Facilities.  The Senior Secured Credit Facilities consist of the Revolving Credit Facility and various senior secured term loan facilities. As of December 31, 2007, the term loan facilities, with maturities ranging from 2013 to 2014, consisted of an aggregate of $1.1 billion dollar-denominated term loans and the Revolving Credit Facility provided for borrowing of up to $1.4 billion.

The Term Loan A-1 will amortize in quarterly installments, beginning with $30 million in 2009, $75 million in 2010, $120 million in 2011, $225 million in 2012 and $150 million in 2013. The Term Loan B-1 will amortize in equal quarterly installments which began September 30, 2007 in an amount equal to 1% per annum during the first 6 years and six months and in one final installment on the maturity date.

See “— Credit Facilities” in Note 15 to the consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data” for a description of the guarantees and security applicable to the Senior Secured Credit Facilities.

Debt Restrictions.  The Senior Secured Credit Facilities generally restrict the payment of dividends or other distributions by TRW Automotive Inc., subject to specified exceptions. The exceptions include, among others, the making of payments or distributions in respect of expenses required for us and our wholly-owned subsidiary, TRW Automotive Intermediate Holdings Corp., to maintain our corporate existence, general corporate overhead expenses, tax liabilities and legal and accounting fees. Since we are a holding company without any independent operations, we do not have significant cash obligations, and are able to meet our limited cash obligations under the exceptions to our debt covenants. See Note 15 to the consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data” for further information on debt restrictions.

Interest Rate Swap Agreements.  The Company enters into interest rate swap agreements from time-to-time to hedge either the variability of interest payments associated with variable rate debt or to effectively change fixed rate debt obligations into variable rate obligations. See “— Other Borrowings” in Note 15 to the consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data” for information on the unwinding of interest rate swap agreements during the years ended December 31, 2007 and 2006.

In January 2008, the Company entered into a series of interest rate swap agreements with a total notional value of $300 million to hedge the variability of interest payments associated with its variable-rate term debt. The swaps mature in January 2010. Since the interest rate swaps were assessed to effectively hedge the variability of interest payments on designated variable rate debt, they qualified for cash flow hedge accounting treatment.

Contractual Obligations and Commitments

The following table reflects our significant contractual obligations as of December 31, 2007:

	Less Than	One to Three	Three to Five	More Than
	One Year	Years	Years	Five Years		Total
	(Dollars in millions)

Short-term borrowings	$64	$—	$—	$—		$64
Long-term debt obligations	22	133	803	2,159	(a)	3,117
Capital lease obligations	8	17	19	19		63
Operating lease obligations	80	131	96	146		453

Total	$174	$281	$918	$2,324		$3,697

(a)	Includes the $19 million of Old Notes redeemed on February 15, 2008

Reasonable estimates cannot be made of the period of cash settlement with the applicable taxing authority pertaining to unrecognized tax benefits amounting to $257 million due to a high degree of uncertainty regarding the timing of such future cash outflows.

In addition to the obligations discussed above, we sponsor defined benefit pension plans that cover most of our U.S. employees and certain non-U.S. employees. Prior to 2008, our funding practice provided that annual contributions to the pension plans in the U.S. would be equal to the minimum amounts required by the Employee Retirement Income Securtiy Act (“ERISA”). Commencing in 2008, the Company’s pension plans in the U.S. will be funded in conformity with the Pension Protection Act of 2006. Funding for our pension plans in other countries is based upon actuarial recommendations or statutory requirements. We expect to contribute approximately $43 million to our U.S. pension plans and approximately $58 million to our non-U.S. pension plans in 2008.

We sponsor other postretirement benefit (“OPEB”) plans that cover the majority of our U.S. and certain non-U.S. employees and provide for benefits to eligible employees and dependents upon retirement. We are subject to increased OPEB cash costs due to, among other factors, rising health care costs. We fund our OPEB obligations on a pay-as-you-go basis. We expect to contribute approximately $51 million to our OPEB plans in 2008.

We also have liabilities recorded for various environmental matters. As of December 31, 2007, we had reserves for environmental matters of $53 million. We expect to pay approximately $11 million in 2008 in relation to these matters.

In addition to the contractual obligations and commitments noted above, we have contingent obligations in the form of severance and bonus payments for our executive officers. We have no unconditional purchase obligations other than those related to inventory, services, tooling and property, plant and equipment in the ordinary course of business.

Other Commitments.  Escalating pricing pressure from customers is characteristic of the automotive parts industry. Virtually all OEMs have policies of seeking price reductions each year. We have taken steps to reduce costs and resist price reductions; however, price reductions have impacted our sales and profit margins. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to pricing concerns, we continue to be approached by our customers for changes in terms and conditions in our contracts concerning warranty and recall participation and payment terms on product shipped. We believe that the likely resolution of these proposed modifications will not have a material adverse effect on our financial condition, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have guarantees related to unconsolidated entities, which have, or are reasonably likely to have, a material current or future effect on our financial position, results of operations or cash flows.

We have entered into a receivables facility, which, as amended (the “Receivables Facility”), extends to December 2009 and provides up to $209 million in funding from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors. As of December 31, 2007, based on the terms of the Receivables Facility and certain criteria approximately $221 million of our reported accounts receivable were considered eligible to support borrowings under the Receivables Facility, of which approximately $161 million was available for funding.

The Receivables Facility can be treated as a general financing agreement or as an off-balance sheet financing arrangement. Whether the funding and related receivables are shown as liabilities and assets, respectively, on our consolidated balance sheet, or, conversely, are removed from the consolidated balance sheet depends on the fair value of the multi-seller conduits’ loans to the borrower. When such level is at least 10% of the fair value of all of the borrower’s assets (consisting principally of receivables sold by the sellers), the securitization transactions are accounted for as a sale of the receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and are removed from the consolidated balance sheet. The proceeds received net of repayments disbursed are included in cash flows from operating activities in the statements of cash flows.

However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the borrower’s assets, we are required to consolidate the borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet. We had no outstanding borrowings under the Receivables Facility as of December 31, 2007 and December 31, 2006. As such, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the borrower’s assets and, therefore, the financial statements of the borrower were included in the Company’s consolidated financial statements at December 31, 2007 and December 31, 2006. Proceeds received less repayments disbursed on the Receivables Facility were zero in the years ended December 31, 2007 and 2006.

Other Receivables Facilities

In addition to the receivables facilities described above as amended, certain of our European subsidiaries entered into receivables financing arrangements. We have three receivable financing arrangements with our French, German and U.K. subsidiaries with availabilities of up to €80 million, €75 million and £25 million, respectively. Each of these arrangements is available for a term of one year and each involves a separate wholly-owned special purpose vehicle which purchases trade receivables from its domestic affiliates and sells those trade receivables to a domestic bank. As of December 31, 2007, approximately €140 million and £25 million were available for funding under our European accounts receivable facilities. These financing arrangements provide short-term financing to meet our liquidity needs. There were no borrowings under any of these arrangements as of December 31, 2007 and 2006.

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

A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of December 31, 2007, we had reserves for environmental matters of $53 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of the indemnification provided for in the Master Purchase Agreement under which Northrop has agreed to indemnify us for 50% of any environmental liabilities associated with the operation or ownership of TRW Inc.’s automotive business existing at or prior to the Acquisition, subject to certain exceptions.

We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, results of operations or competitive position. Our capital expenditures for environmental control activities during 2008 are not expected to be material to us. We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on our financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

Contingencies

Information concerning various claims, lawsuits and administrative proceedings is contained in Note 20 to the consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data.”

Recently Issued Accounting Pronouncements

See Note 2 to the consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data” for a discussion of recently issued accounting pronouncements.

Outlook

We expect full year 2008 sales to be in the range of $15.6 to $16.0 billion, including first quarter sales of approximately $4.0 billion. Net earnings per diluted share are expected to be in the range of $2.15 to $2.45. For 2008, we expect pre-tax restructuring expenses of approximately $50 million of which approximately $7 million is expected to be incurred in the first quarter, and an effective tax rate in the range of approximately 38 to 42 percent.

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

We are concerned about the ongoing financial health and solvency of our major customers as they address negative industry conditions through various restructuring activities. Such restructuring actions, if significant, could have a negative impact on our financial results. Annually, we purchase large quantities of ferrous metals, aluminum, base metals, resins, and textiles for use in our manufacturing process either indirectly as part of purchased components, or directly as raw materials, and therefore we continue to be exposed to the recent inflationary pressures impacting certain commodities such as petroleum-based products, resins, yarns, ferrous metals, base metals, and other chemicals on a worldwide basis. We are also concerned about the viability of the Tier 2 and Tier 3 supply base as they face these inflationary pressures and other financial difficulties in the current automotive environment. We expect these trends to continue, further pressuring the Company’s performance in the near future. While we continue our efforts to mitigate the impact of these negative conditions on our financial results, including earnings and cash flows, our efforts may be insufficient and the pressures may worsen, thereby potentially having a negative impact on our future results.

Given the nature of our global operations, we maintain an inherent exposure to fluctuations in foreign currency exchange rates. A strengthening of the U.S. dollar against other currencies would have a negative currency translation impact on our results of operations due to our proportional concentration of sales volumes in countries outside the United States. A weakening of mainly the U.S. dollar against the Mexican peso, the Canadian dollar, the

Chinese renminbi or the Brazilian real or a weakening of the Euro against the British pound, the Polish zloty, or the Czech koruna would, even after hedging, have a negative impact on gross profit and earnings. In addition, while we generally benefit through translation from the weakening of the dollar, over the long term such weakening may have a material adverse affect on the competitiveness of our manufacturing facilities located in countries whose currencies are appreciating against the dollar.

Forward-Looking Statements

This Report includes “forward-looking statements,” as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our plans, intentions, objectives, goals, strategies, forecasts, future events, future revenue or performance, capital expenditures, financing needs, business trends and other information that is not historical information. When used in this Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” and future or conditional verbs, such as “will,” “should,” “could” or “may,” as well as variations of such words or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so designated. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon our current expectations and various assumptions, and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in “Item 1A. Risk Factors” in this Report on Form 10-K and in our other filings with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We undertake no obligation to update or revise forward-looking statements which have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

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

Foreign Currency Exchange Rate Risk.  We utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts, and to a lesser extent options, are utilized to protect our cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of December 31, 2007, approximately 18% of our total debt was in foreign currencies as compared to 15% as of December 31, 2006.

Interest Rate Risk.  We are subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt. In order to manage interest costs, we may occasionally utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (LIBOR). As of December 31, 2007, approximately 49% of our total debt was at variable interest rates (or 40% when considering the effect of the interest rate swaps entered in January 2008), as compared to 55% (or 71% when considering the effect of the interest rate swaps) as of December 31, 2006.

Sensitivity Analysis.  We utilize a sensitivity analysis model to calculate the fair value, cash flows or statement of earnings impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of December 31, 2007 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed. The results of the sensitivity model calculations follow:

	Assuming a 10%	Assuming a 10%	Favorable
	Increase	Decrease	(Unfavorable)
	in Rates	in Rates	Change in
	(Dollars in millions)

Market Risk
Foreign Currency Rate Sensitivity:
Forwards *
— Long US $	$(55)	$55	Fair value
— Short US $	$45	$(45)	Fair value
Debt **
— Foreign currency denominated	$(58)	$58	Fair value
Interest Rate Sensitivity:
Debt
— Fixed rate	$65	$(69)	Fair value
— Variable rate	$(10)	$10	Cash flow

*	Change in fair value of forward contracts hedging the identified underlying positions assuming a 10% change in the value of the U.S. dollar vs. foreign currencies.

**	Change in fair value of foreign currency denominated debt assuming a 10% change in the value of the foreign currency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Years Ended December 31,
	2007	2006	2005
	(In millions, except per share amounts)

Sales	$14,702	$13,144	$12,643
Cost of sales	13,494	11,956	11,455

Gross profit	1,208	1,188	1,188
Administrative and selling expenses	537	514	479
Amortization of intangible assets	36	35	33
Restructuring charges and asset impairments	51	30	109
Other (income) expense — net	(40)	(27)	14

Operating income	624	636	553
Interest expense — net	228	247	228
Loss on retirement of debt	155	57	7
Accounts receivable securitization costs	5	3	3
Equity in earnings of affiliates, net of tax	(28)	(26)	(20)
Minority interest, net of tax	19	13	7

Earnings before income taxes	245	342	328
Income tax expense	155	166	124

Net earnings	$90	$176	$204

Basic earnings per share:
Earnings per share	$0.90	$1.76	$2.06

Weighted average shares	99.8	100.0	99.1

Diluted earnings per share:
Earnings per share	$0.88	$1.71	$1.99

Weighted average shares	102.8	103.1	102.3

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Balance Sheets

	As of December 31,
	2007	2006
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$895	$578
Marketable securities	4	11
Accounts receivable — net	2,313	2,049
Inventories	822	768
Prepaid expenses	65	60
Deferred income taxes	227	210

Total current assets	4,326	3,676
Property, plant and equipment — net	2,910	2,714
Goodwill	2,243	2,275
Intangible assets — net	710	738
Pension asset	1,461	979
Deferred income taxes	88	91
Other assets	552	660

Total assets	$12,290	$11,133

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$64	$69
Current portion of long-term debt	30	101
Trade accounts payable	2,288	1,977
Accrued compensation	298	271
Income taxes	63	259
Other current liabilities	972	998

Total current liabilities	3,715	3,675
Long-term debt	3,150	2,862
Postretirement benefits other than pensions	591	645
Pension benefits	497	722
Deferred income taxes	552	428
Long-term liabilities	459	295

Total liabilities	8,964	8,627
Minority interests	134	109
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,176	1,125
Retained earnings	398	308
Accumulated other comprehensive earnings	1,617	963

Total stockholders’ equity	3,192	2,397

Total liabilities, minority interests, and stockholders’ equity	$12,290	$11,133

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Operating Activities
Net earnings	$90	$176	$204
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	557	517	509
Pension and other postretirement benefits expense in excess of contributions	(184)	(193)	(157)
Net (gain) loss on sale of assets	(20)	(7)	2
Amortization of deferred financing fees	4	8	12
Loss on retirement of debt	155	57	7
Asset impairment charges	16	13	29
Deferred income taxes	1	23	(28)
Share-based compensation expense	22	16	8
Other — net	(20)	(8)	17
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable, net	(66)	58	(191)
Inventories	22	(6)	(21)
Trade accounts payable	133	(41)	27
Prepaid expense and other assets	144	75	(1)
Other liabilities	(117)	(39)	85

Net cash provided by operating activities	737	649	502
Investing Activities
Capital expenditures, including other intangible assets	(513)	(529)	(503)
Acquisitions, net of cash acquired	(12)	(13)	(134)
Termination of interest rate swaps	(12)	—	—
Purchase price adjustments	3	(13)	2
Proceeds from sale/leaseback transactions	28	54	—
Net proceeds from asset sales	39	43	4
Investment in affiliates	(1)	(1)	(8)

Net cash used in investing activities	(468)	(459)	(639)
Financing Activities
Change in short-term debt	(27)	(40)	9
Net proceeds from revolving credit facility	429	—	—
Proceeds from issuance of long-term debt	2,591	37	1,635
Redemption of long-term debt	(3,011)	(304)	(1,603)
Debt issuance costs	—	—	(6)
Issuance of capital stock (net of fees)	—	153	143
Repurchase of capital stock	—	(209)	(143)
Proceeds from exercise of stock options	29	23	3

Net cash provided by (used in) financing activities	11	(340)	38
Effect of exchange rate changes on cash	37	69	(32)

Increase (decrease) in cash and cash equivalents	317	(81)	(131)
Cash and cash equivalents at beginning of period	578	659	790

Cash and cash equivalents at end of period	$895	$578	$659

Supplemental Cash Flow Information:
Interest paid — net of amount capitalized	$273	$261	$215
Income tax paid — net	$187	$155	$98

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

	Capital Stock
		Par Value
		of Capital	Retained	Accumulated
		Stock and	Earnings	Other
		Paid in	(Accumulated	Comprehensive
	Shares	Capital	Deficit)	Earnings (Losses)	Total
		(Dollars in millions, except share information)

Balance as of December 31, 2004	98,970,729	$1,132	$(72)	$45	$1,105
Comprehensive income (loss):
Net earnings	—	—	204	—	204
Foreign currency translation	—	—	—	(106)	(106)
Pension obligations, net of deferred tax of $22 million	—	—	—	(43)	(43)
Deferred cash flow hedges, net of tax of $(3) million	—	—	—	37	37

Total comprehensive earnings					92
Issuance of capital stock — net of fees	7,256,500	143	—	—	143
Repurchase of common stock	(7,256,500)	(143)	—	—	(143)
Share-based compensation expense	—	8	—	—	8
Sale of common stock under stock option plans	270,130	3	—	—	3
Issuance of common stock upon vesting of restricted stock units	4,400	—	—	—	—

Balance as of December 31, 2005	99,245,259	$1,143	$132	$(67)	$1,208
Comprehensive income (loss):
Net earnings	—	—	176	—	176
Foreign currency translation	—	—	—	211	211
Pension obligations, net of deferred tax of $(10) million	—	—	—	22	22
Deferred cash flow hedges, net of tax of $4 million	—	—	—	(8)	(8)

Total comprehensive earnings					401
Adjustment recognized upon adoption of SFAS No. 158, net of tax of $(194) million	—	—	—	805	805
Issuance of capital stock — net of fees	6,743,500	153	—	—	153
Repurchase of common stock	(9,743,500)	(209)	—	—	(209)
Share-based compensation expense	—	16	—	—	16
Sale of common stock under stock option plans	1,838,061	23	—	—	23
Issuance of common stock upon vesting of restricted stock units	120,729	—	—	—	—

Balance as of December 31, 2006	98,204,049	$1,126	$308	$963	$2,397
Comprehensive income (loss):
Net earnings	—	—	90	—	90
Foreign currency translation	—	—	—	202	202
Retirement obligations, net of deferred tax of $140 million	—	—	—	463	463
Deferred cash flow hedges, net of tax of $1 million	—	—	—	(11)	(11)

Total comprehensive earnings	—	—	—	—	744
Share-based compensation expense	—	22	—	—	22
Sale of common stock under stock option plans	2,220,239	29	—	—	29
Issuance of common stock upon vesting of restricted stock units	205,207	—	—	—	—

Balance as of December 31, 2007	100,629,495	$1,177	$398	$1,617	$3,192

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements

1.	Description of Business

Description of Business

TRW Automotive Holdings Corp. (also referred to herein as the “Company”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and related aftermarkets. The Company conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). The Company is primarily a “Tier 1” supplier (a supplier which sells to OEMs). In 2007, approximately 86% of the Company’s end-customer sales were to major OEMs.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Summary of Significant Accounting Policies

Principles of Consolidation.  The Company’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as consolidation of variable interest entities in which the Company is designated as the primary beneficiary in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended. Investments in 20% to 50% owned affiliates, which are not required to be consolidated, are accounted for under the equity method and presented in other assets in the consolidated balance sheets. Equity in earnings from these investments is presented separately in the consolidated statements of earnings, net of tax. Intercompany accounts are eliminated.

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current year presentation. The Company has revised its consolidated statements of earnings for the years ended December 31, 2006 and 2005 to reclassify certain amounts previously reported within administrative and selling expenses to cost of sales.

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

Foreign Currency.  The financial statements of foreign subsidiaries are translated to U.S. dollars at end-of-period exchange rates for assets and liabilities and a weighted average exchange rate for each period for revenues and expenses. Translation adjustments for those subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive earnings (losses) in stockholders’ equity. Transaction gains and losses arising from fluctuations in foreign currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred, except for those transactions which hedge purchase commitments and for those intercompany balances which are designated as long-term investments.

Revenue Recognition.  Sales are recognized in accordance with GAAP, including the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that sales

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

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

Earnings per Share.  Basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Weighted average shares outstanding used in calculating earnings per share were:

	Years Ended December 31,
	2007	2006	2005

Weighted average shares outstanding	99.8	100.0	99.1
Effect of dilutive securities	3.0	3.1	3.2

Diluted shares outstanding	102.8	103.1	102.3

Cash and Cash Equivalents.  Cash and cash equivalents include all highly liquid investments purchased with maturity dates of three months or less.

Accounts Receivable.  Receivables are stated at amounts estimated by management to be the net realizable value. An allowance for doubtful accounts is recorded when it is probable amounts will not be collected based on specific identification of customer circumstances or age of the receivable. The allowance for doubtful accounts was $43 million and $44 million as of December 31, 2007 and 2006, respectively. Accounts receivable are written off when it becomes apparent such amounts will not be collected. Collateral is not typically required, nor is interest charged on accounts receivable balances.

Accounts Receivable Securitization.  The accounts receivable securitization facility (the “Receivables Facility” which is further described in Note 10) can be treated as a general financing agreement or as an off-balance sheet financing arrangement. Whether the funding and related receivables are shown as liabilities and assets, respectively, on the Company’s consolidated balance sheet, or conversely, are removed from the consolidated balance sheet, depends on the level of the multi-seller conduits’ loans to the Borrower (as defined in Note 10). When such level is at least 10% of the fair value of all the Borrower’s assets (consisting principally of receivables sold by the sellers), the securitization transactions are accounted for as a sale of the receivables under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and are removed from the balance sheet. Costs associated with the off-balance sheet Receivables Facility are recorded as accounts receivable securitization costs in the Company’s consolidated statements of earnings. The book value of the Company’s retained interest in the receivables approximates fair market value due to the current nature of the receivables. However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the Borrower’s assets, the Company consolidates the Borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on the Company’s consolidated balance sheet and the costs associated with the receivables facility being recorded as accounts receivable securitization costs in the consolidated statements of earnings.

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

Depreciation is computed over the assets’ estimated useful lives, using the straight-line method for the majority of depreciable assets. Amortization expense for assets held under capital leases is included in depreciation expense.

Product Tooling.  Product tooling is tooling that is limited to the manufacture of a specific part or parts of the same basic design. Product tooling includes dies, patterns, molds and jigs. Customer-owned tooling for which reimbursement was contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling is classified in other assets on the consolidated balance sheets. When contractually guaranteed charges are approved for billing to the customer, such charges are reclassified into accounts receivable. Tooling owned by the Company is capitalized as property, plant and equipment, and amortized as cost of sales over its estimated economic life, not to exceed five years.

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

The following table presents the movement in the product warranty liability for the years ended December 31, 2007 and December 31, 2006:

	Years Ended December 31,
	2007	2006
	(Dollars in millions)

Beginning balance	$133	$101
Current period accruals, net of changes in estimates	47	60
Used for purposes intended	(52)	(42)
Effects of foreign currency translation	12	14

Ending balance	$140	$133

Recall.  The Company or its customers may decide to recall a product through a formal campaign soliciting the return of specific products due to a known or suspected safety or performance concern. Recall costs typically include the cost of the product being replaced, customer cost of the recall and labor to remove and replace the defective part. Recall costs are recorded based on management estimates developed utilizing actuarially established loss projections by the Company to establish loss projections based on historical claims data. Based on this actuarial estimation methodology, the Company accrues for expected but unannounced recalls when revenues are recognized upon the shipment of product. In addition, the Company accrues for announced recalls based on management’s best estimate of the Company’s obligation under the recall action when such obligation is probable and estimable.

Research and Development.  Research and development programs include research and development for commercial products. Costs for such programs are expensed as incurred. Any reimbursements received from customers are netted against such expenses. Research and development expenses were $187 million, $168 million, and $170 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Financial Instruments.  The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, in accounting for financial instruments. Under SFAS No. 133, the gain or loss on derivative instruments that have been designated and qualify as hedges of the exposure to changes in the fair value of an asset or a liability, as well as the offsetting gain or loss on the hedged item, are recognized in net earnings during the period of the change in fair values. For derivative instruments that have been designated and qualify as hedges of the exposure to variability in expected future cash flows, the gain or loss on the derivative is initially reported as a component of other comprehensive earnings and reclassified to the consolidated statement of earnings when the hedged transaction affects net earnings. Any gain or loss on the derivative in excess of the cumulative

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

change in the present value of future cash flows of the hedged item is recognized in net earnings during the period of change. Derivatives not designated as hedges are adjusted to fair value through net earnings.

Share-based Compensation.  The Company voluntarily adopted the fair value provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) on July 2, 2005, the first day of its third fiscal quarter of 2005. Subsequent to adoption of SFAS No. 123(R), the Company recognizes compensation expense related to stock options and restricted stock units using the straight-line method over the applicable service period.

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

The following table illustrates the effect on net earnings as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to stock-based employee compensation for the period presented prior to the prospective adoption of SFAS No. 123(R):

Year Ended
December 31,
2005
(In millions,
except per share
amounts)

Net earnings, as reported	$204
Deduct: Stock-based compensation under SFAS No. 123 fair value method, net of related tax effects of $0	4

Adjusted net earnings, fair value method	$200

Basic earnings per share:
As reported	$2.06

Pro forma	$2.02

Diluted earnings per share:
As reported	$1.99

Pro forma	$1.96

During the year ended December 31, 2005, the Company recognized $4 million of share-based compensation expense for stock options as a result of adopting the fair value provisions of SFAS No. 123(R). See Note 18.

Accumulated Other Comprehensive Earnings (Losses).  As of December 31, 2007 and 2006, the components of accumulated other comprehensive earnings (losses), net of related tax, are as follows:

	As of December 31,
	2007	2006
	(Dollars in millions)

Foreign currency translation, net	$387	$185
Retirement obligations, net	1,234	771	*
Unrealized net gains (losses) on cash flow hedges, net	(4)	7

Accumulated other comprehensive earnings	$1,617	$963

*	Amount recognized following the adoption of SFAS No. 158, net of tax (see Note 13).

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Recently Issued Accounting Pronouncements.  In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 15” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard requires the recognition of a noncontrolling interest (minority interest) as equity, while income attributable to the noncontrolling interest will be included in consolidated net income of the parent. Furthermore, changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest, while the parent recognizes a gain or loss when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the effects of SFAS No. 160 and has not yet determined its impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the recognition of all the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items and require that acquisition cost and restructuring costs associated with a business combination be expensed. In addition, noncontrolling interests and in-process research and development will be recorded at fair value at the acquisition date. SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the effects of SFAS No. 141(R) and has not yet determined its impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on the items for which the fair value option has been elected in earnings. SFAS No. 159 is effective for the Company on January 1, 2008, and the Company does not currently intend to elect to re-measure any of its existing financial assets or financial liabilities under the provisions of SFAS No. 159. The Company also does not currently intend to apply the provisions of SFAS No. 159 to any other financial instruments, which includes firm commitments.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”) which requires employers to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The Company adopted the recognition provisions of SFAS No. 158 as of December 31, 2006. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company will adopt the measurement-date provisions of SFAS No. 158 effective January 1, 2008 using the one-measurement approach. Under this approach, net periodic benefit cost of the Company for the period between October 31, 2007 and December 31, 2008 shall be allocated proportionately between amounts to be recognized as an adjustment of retained earnings at January 1, 2008 and net periodic benefit cost for the year ending December 31, 2008. Other changes in the fair value of plan assets and the benefit obligations (for example, gains or losses) between the period of October 31, 2007 and December 31, 2008 will be recognized in other comprehensive earnings for the year ending December 31, 2008. In adopting the measurement date provisions of SFAS No. 158, the Company will record adjustments which will increase retained earnings by approximately $2 million and decrease accumulated other comprehensive earnings by $6 million on January 1, 2008, net of taxes. See Notes 13 and 14.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective pertaining to financial assets and financial liabilities in financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

In February, 2008, the FASB issued FASB Staff Position (“FSP”) FASB 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

The Company anticipates that the adoption of SFAS No. 157 for financial assets and financial liabilities (effective January 1, 2008) will not have a material impact on the Company’s financial position and results of operations. The Company has not completed its analysis of the potential impact of the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities (effective January 1, 2009) on the Company’s financial position and results of operations.

3.	Business Combinations

On October 27, 2005, the Company completed the acquisition of a 68.4% interest in Dalphi Metal Espãna, S.A. (“Dalphimetal”), a European-based manufacturer of airbags and steering wheels. The purchase price of the Company’s interest in Dalphimetal consisted of approximately €117 million, subject to post-closing adjustment, plus the assumption of debt of approximately €75 million. During 2006, the Company paid approximately €8 million as final settlement of the purchase price. The Company funded the purchase price with a combination of cash on hand and existing credit facilities. The Company acquired its interest in Dalphimetal to further broaden its customer, geographic and product diversification. Dalphimetal has been consolidated into the Company’s results of operations following the closing of the acquisition. See Notes 5 and 8. During 2006, the Company increased its interest in Dalphimetal to 78.4%.

4.	Asset Sales

During 2007, the Company completed various sale-leaseback transactions involving certain machinery and equipment related to North American operations of the Chassis Systems segment. The Company received aggregate cash proceeds on sales of approximately $28 million.

During 2006, the Company completed a sale-leaseback transaction involving certain land and buildings, which are used for management and engineering activities related to North American operations of the Occupant Safety Systems segment. The Company received cash proceeds on sale of approximately $38 million, which resulted in a gain on sale of approximately $29 million. This gain on sale has been deferred and will be recognized in proportion to the gross rent charged to expense over the 15-year initial term of the operating lease.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

5.	Restructuring Charges and Asset Impairments

Restructuring charges and asset impairments include the following:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Severance and other charges	$35	$37	$85
Curtailment gains — net	—	(20)	(5)
Asset impairments related to restructuring activities	7	7	14

Total restructuring charges	42	24	94
Other asset impairments	9	6	15

Total restructuring charges and asset impairments	$51	$30	$109

Restructuring charges and asset impairments by segment are as follows:

Chassis Systems

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Severance and other charges	$19	$26	$27
Curtailment gains — net	—	(20)	(3)
Asset impairments related to restructuring activities	2	4	9

Total restructuring charges	21	10	33
Other asset impairments	9	4	—

Total restructuring charges and asset impairments	$30	$14	$33

For the years ended December 31, 2007, 2006, and 2005, the Company incurred charges of approximately $19 million, $26 million, and $27 million, respectively, primarily related to severance, retention and outplacement services at various production facilities.

For the year ended December 31, 2006, the Company recorded curtailment gains of approximately $20 million, related to the reduction of pension and retiree medical benefit obligations for certain employees at closed facilities.

For the year ended December 31, 2005, the Company recorded a net curtailment gain of approximately $3 million consisting of a $9 million reduction of retiree medical obligations for certain hourly employees at a facility that closed in the third quarter of 2005, offset by a $6 million pension curtailment loss related to certain hourly employees at a facility that closed in 2006. Such net curtailment gains have been recorded as adjustments to the pension and post-retirement benefit liabilities. See Notes 13 and 14.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded asset impairments related to restructuring activities of approximately $2 million, $4 million and $9 million, respectively, to write down certain machinery and equipment, buildings and leasehold improvements to fair value based on estimated future cash flows.

For the years ended December 31, 2007 and 2006, the Company recorded other net asset impairments of approximately $9 million and $4 million, respectively, primarily to write down certain machinery and equipment to fair value based on estimated future cash flows.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Occupant Safety Systems

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Severance and other charges	$—	$6	$39
Asset impairments related to restructuring activities	4	1	3

Total restructuring charges	4	7	42
Other asset impairments	—	2	3

Total restructuring charges and asset impairments	$4	$9	$45

For the year ended December 31, 2007, the Company recorded net asset impairments related to restructuring activities of $4 million to write-down certain machinery and equipment to fair value based on estimated future cash flows.

For the years ended December 31, 2006 and 2005, the Company incurred charges of approximately $6 million and $39 million, respectively, primarily related to severance, retention and outplacement services at various production facilities.

For the year ended December 31, 2006, the Company recorded asset impairments related to restructuring activities of $1 million to write down certain buildings to fair value based on current real estate market conditions.

For the year ended December 31, 2005, the Company recorded asset impairments related to restructuring activities of $3 million primarily related to the Company’s Burgos, Spain manufacturing facility, which was closed in 2005, to write down certain property, plant and equipment to fair value based on estimated future cash flows.

For the years ended December 31, 2006, and 2005, the Company recorded other asset impairments of approximately $2 million and $3 million, respectively, to write down certain property, plant and equipment to fair value based on estimated future cash flows.

Automotive Components

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Severance and other charges	$16	$5	$19
Curtailment gains	—	—	(2)
Asset impairments related to restructuring activities	1	2	2

Total restructuring charges	17	7	19
Other asset impairments	—	—	12

Total restructuring charges and asset impairments	$17	$7	$31

For the year ended December 31, 2007, the Company incurred charges of approximately $16 million primarily related to severance, retention and outplacement services at various production facilities.

For the year ended December 31, 2007, the Company recorded asset impairments related to restructuring activities of $1 million to write down certain machinery and equipment to fair value based on estimated future cash flows.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

For the year ended December 31, 2006, the Company incurred approximately $5 million of charges related to lease termination costs, severance and headcount reductions at certain production facilities.

For each of the years ended December 31, 2006 and 2005, the Company recorded asset impairment charges related to restructuring activities of $2 million to write down certain building and leasehold improvements to fair value based on estimated future cash flows.

For the year ended December 31, 2005, the Company incurred approximately $8 million of charges related to severance, retention and outplacement services at the Company’s Wednesbury, U.K. facility which was closed in 2005, and approximately $11 million of charges related to headcount reductions at various European production and engineering facilities.

For the year ended December 31, 2005, the Company recorded a curtailment gain of $2 million related to a reduction of retiree medical obligations to certain employees at a closed facility. The curtailment gain has been recorded as an adjustment to the post-retirement benefit liability. See Note 14.

For the year ended December 31, 2005, the Company recorded other asset impairments of approximately $12 million to write down certain property, plant and equipment to fair value based on estimated future cash flows.

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges:

	Years Ended December 31,
	2007	2006
	(Dollars in millions)

Beginning balance	$66	$69
Current period accruals, net of changes in estimates	35	37
Purchase price allocation	1	7
Used for purposes intended	(72)	(51)
Effects of foreign currency translation	4	4

Ending balance	$34	$66

Of the $34 million restructuring reserve accrued as of December 31, 2007, approximately $31 million is expected to be paid in 2008. The balance is expected to be paid in 2009 through 2012 and is comprised primarily of involuntary employee termination arrangements outside the United States.

During 2007 and 2006, the Company recorded net adjustments of approximately $1 million and $7 million, respectively, to purchase price allocations for severance and other costs pertaining to the planned closure of certain facilities in relation to acquisitions in accordance with the provisions of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

6.	Inventories

The major classes of inventory are as follows:

	As of December 31,
	2007	2006
	(Dollars in millions)

Finished products and work in process	$412	$395
Raw materials and supplies	410	373

Total inventories	$822	$768

7.	Property, Plant and Equipment

The major classes of property, plant and equipment are as follows:

	As of December 31,
	2007	2006
	(Dollars in millions)

Property, plant and equipment:
Land and improvements	$227	$227
Buildings	779	673
Machinery and equipment	4,174	3,406
Computers and capitalized software	64	52

	5,244	4,358
Accumulated depreciation and amortization:
Land improvements	(7)	(23)
Buildings	(233)	(164)
Machinery and equipment	(2,047)	(1,421)
Computers and capitalized software	(47)	(36)

	(2,334)	(1,644)

Total property, plant and equipment — net	$2,910	$2,714

Depreciation expense was $521 million, $482 million, and $476 million for the years ended December 31, 2007, 2006 and 2005, respectively.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

8.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components
	Segment	Segment	Segment	Total
	(Dollars in millions)

Balance as of December 31, 2005	$892	$928	$473	$2,293
Purchase price adjustments — pre-acquisition	(26)	(8)	(13)	(47)
Purchase price adjustments — Dalphimetal	—	20	—	20
Effects of foreign currency translation	—	9	—	9

Balance as of December 31, 2006	$866	$949	$460	$2,275
Purchase price adjustments — pre-acquisition	(26)	(6)	(2)	(34)
Acquisitions and purchase price adjustments	8	(17)	—	(9)
Effects of foreign currency translation	—	11	—	11

Balance as of December 31, 2007	$848	$937	$458	$2,243

Acquisition and Purchase Price Adjustments.  During the year ended December 31, 2007, the Company completed an acquisition in its Chassis Systems segment which was not material to the Company’s financial position. In conjunction with this acquisition, the Company recorded goodwill of approximately $8 million, which is subject to adjustment while the Company finalizes its purchase price allocation.

The Company completed its acquisition of a 68.4% interest in Dalphimetal on October 27, 2005. In conjunction with this acquisition, the Company initially recorded $71 million of goodwill in 2005, which in accordance with SFAS No. 141, was subject to adjustment while the Company finalized its purchase price allocation. During the year ended December 31, 2006, the Company increased goodwill by approximately $20 million related to final purchase price adjustments. During 2006, the Company increased its interest in Dalphimetal to 78.4%. During the year ended December 31, 2007, the Company reduced goodwill in its Occupant Safety Systems segment by $17 million in conjunction with final purchase price adjustments for Dalphimetal.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Intangible assets

The following table reflects intangible assets and related amortization:

	As of			As of
	December 31, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$500	$(114)	$386	$492	$(89)	$403
Developed technology	81	(50)	31	81	(39)	42
Non-compete agreements	1	—	1	1	—	1

Total	582	$(164)	418	574	$(128)	446

Indefinite-lived intangible assets:
Trademarks	292		292	292		292

Total	$874		$710	$866		$738

In conjunction with an acquisition in its Chassis Systems segment, the Company recorded customer relationships of approximately $4 million during the year ended December 31, 2007.

The weighted average amortization periods for intangible assets subject to amortization are as follows:

Weighted Average
Amortization Period

Customer relationships	20 years
Developed technology	8 years
Non-compete agreements	5 years

The Company expects that ongoing amortization expense will approximate the following over the next five years:

Years Ended December 31,	(Dollars in millions)

2008	$35
2009	35
2010	35
2011	27
2012	25

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

9.	Other (Income) Expense — Net

The following table provides details of other (income) expense — net:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Provision for bad debts	$—	$9	$17
Net (gains) losses on sales of assets	(20)	(7)	2
Foreign currency exchange losses	17	6	23
Royalty and grant income	(28)	(24)	(18)
Miscellaneous other income	(9)	(11)	(10)

Other (income) expense — net	$(40)	$(27)	$14

10.	Accounts Receivable Securitization

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

The Receivables Facility can be treated as a general financing agreement or as an off-balance sheet financing arrangement. Whether the funding and Receivables are shown as liabilities and assets, respectively, on the Company’s consolidated balance sheet, or, conversely, are removed from the consolidated balance sheet depends on the level of fair value of the multi-seller conduits’ loans to the Borrower. When such level is at least 10% of the

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

fair value of all of the Borrower’s assets (consisting principally of Receivables sold by the Sellers), the Borrower is considered a qualifying special purpose entity under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities;” and its financial statements are not included in the Company’s consolidated financial statements. Costs associated with the Receivables Facility are recorded as accounts receivable securitization costs in the Company’s consolidated statement of earnings. The proceeds received net of repayments disbursed are included in cash flows from operating activities in the consolidated statement of cash flows. Proceeds received less repayments disbursed on the Receivables Facility were zero in the year ended December 31, 2007.

At such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the Borrower’s assets, the Company is required to include the financial statements of the Borrower in the Company’s consolidated financial statements. The Company had no outstanding borrowings under the Receivables Facility as of December 31, 2007 and 2006. As such, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the Borrower’s assets and, therefore, the financial statements of the Borrower were included in the Company’s consolidated financial statements as of December 31, 2007 and 2006.

Availability of funding under the Receivables Facility depends primarily upon the outstanding trade accounts receivable balance, and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). As of December 31, 2007, based on the terms of the Receivables Facility and the criteria described above, approximately $221 million of the Company’s reported accounts receivable were considered eligible to support borrowings under the Receivables Facility, of which approximately $161 million was available for funding.

Other Receivables Facilities.  In addition to the Receivables Facility described above, certain of the Company’s European subsidiaries have entered into receivables financing arrangements. The Company has up to €75 million available until January 2009 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. Additionally, the Company has a receivables financing arrangement of up to £25 million available until November 2008 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its United Kingdom affiliates and sells those trade receivables to a United Kingdom bank. The Company has a factoring arrangement in France which provides for availability of up to €80 million until July 2008. This arrangement involves a wholly-owned special purpose vehicle, which purchases trade receivables from its French affiliates and sells those trade receivables to a French bank. All European arrangements are renewable for one year at the end of their respective terms, if not terminated. As of December 31, 2007, approximately €140 million and £25 million were available for funding under the Company’s European accounts receivable facilities. There were no outstanding borrowings under any of these facilities as of December 31, 2007 or December 31, 2006.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

11.	Financial Instruments

The following table presents financial instruments of the Company:

	As of December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in millions)

Cash and cash equivalents	$895	$895	$578	$578
Accounts receivable	2,313	2,313	2,049	2,049
Accounts payable	2,288	2,288	1,977	1,977
Marketable securities	4	4	11	11
Short-term debt	64	64	69	69
Floating rate long-term debt	1,551	1,509	1,612	1,612
Fixed rate long-term debt	1,629	1,484	1,351	1,447
Foreign currency forward contracts — asset/(liability)	(2)	(2)	15	15
Interest rate swaps — liability	—	—	(15)	(15)

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and fixed rate short-term debt approximate fair value because of the short term maturity of these instruments. Marketable securities are recorded at fair value based on quoted market prices. The carrying value of the Company’s floating rate short-term debt instruments approximates fair value because of the variable interest rates pertaining to those instruments.

The fair value of long-term debt was determined from quoted market prices as provided by participants in the secondary marketplace and was estimated using a discounted cash flow analysis based on the Company’s then-current borrowing rates for similar types of borrowing arrangements for long-term debt without a quoted market price. The fair value of foreign currency forward contracts was estimated using a discounted cash flow analysis based on quoted market prices of offsetting contracts. Depending upon their respective settlement dates, derivative financial instruments are recorded in the Company’s balance sheet in either prepaid expenses or other assets for instruments in an asset position, and in either other current liabilities or long-term liabilities for instruments in a liability position.

Foreign currency forward contracts.  The Company manufactures and sells its products in countries throughout the world. As a result, it is exposed to fluctuations in foreign currency exchange rates. The Company enters into forward contracts to hedge portions of its foreign currency denominated forecasted revenues, purchases and the subsequent cash flows after maximizing natural offsets within the consolidated group. The critical terms of the hedges are similar to the underlying forecasted transactions, and the hedges are expected to be highly effective to offset the changes in fair value of cash flows from the hedged transactions. Gains or losses on these instruments, which mature at various dates through December 2008, are generally recorded in other comprehensive earnings (losses) until the underlying transaction is recognized in net earnings. The earnings impact is reported either in sales, cost of sales, or other expense (income) — net, to match the underlying transaction. Approximately $1 million of losses, net of tax, included in accumulated other comprehensive earnings are expected to be reclassified into earnings in 2008.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table represents the movement of amounts reported in accumulated other comprehensive earnings from deferred cash flow hedges, net of tax, for the years ended December 31, 2007 and December 31, 2006.

	Years Ended December 31,
	2007	2006
	(Dollars in millions)

Balance at beginning of period	$7	$15
Net change in derivative fair value and other movements during the year	(2)	20
Net amounts reclassified to statement of earnings during the year	(9)	(28)

Balance at end of period	$(4)	$7

The gains and losses reclassified into earnings include the discontinuance of cash flow hedges which were immaterial in 2007 and 2006.

12.	Income Taxes

Income tax expense for each of the periods presented is determined in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

The components of earnings (losses) before income taxes are as follows:
U.S.	$(231)	$(17)	$81
Non-U.S.	476	359	247

	$245	$342	$328

Significant components of the provision for income taxes are as follows:
Current
U.S. Federal	$1	$—	$—
Non-U.S.	153	142	151
U.S. State and Local	—	1	1

	154	143	152
Deferred
U.S. Federal	(3)	—	3
Non-U.S.	4	23	(31)
U.S. State and Local	—	—	—

	1	23	(28)

	$155	$166	$124

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

The reconciliation of income taxes calculated at the U.S. Federal statutory income tax rate of 35% to income tax expense is:
Income taxes at U.S. statutory rate	$86	$120	$115
U.S. state and local income taxes net of U.S. federal tax benefit	—	1	1
Difference in income tax on foreign earnings, losses and remittances	14	15	19
Tax holidays and incentives	(23)	(13)	(29)
Valuation allowance	90	74	(5)
Foreign interest expense	—	(32)	20
Intraperiod tax allocation from other comprehensive earnings	(11)	—	—
Nondeductible expenses	3	5	3
Other	(4)	(4)	—

	$155	$166	$124

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as other comprehensive earnings. An exception is provided when there is aggregate pre-tax income from other categories and there is a pre-tax loss from continuing operations in the current year in a jurisdiction where a valuation allowance has been established against deferred tax assets. In such an instance, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings. During 2007, other comprehensive earnings was partially offset by certain pre-tax losses from continuing operations as a result of the exception noted above, resulting in a reduction of the current year valuation allowance and a benefit allocated to income tax expense from continuing operations of $11 million.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial statement purposes. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of the deferred tax assets and liabilities follows:

	December 31,
	2007	2006
	(Dollars in millions)

Deferred tax assets:
Pensions and postretirement benefits other than pensions	$113	$201
Inventory	45	52
Reserves and accruals	253	252
Net operating loss and credit carryforwards	801	556
Fixed assets and intangibles	61	74
Other	101	117

Total deferred tax assets	1,374	1,252
Valuation allowance for deferred tax assets	(441)	(566)

Net deferred tax assets	933	686

Deferred tax liabilities:
Pensions and postretirement benefits other than pensions	(544)	(394)
Fixed assets and intangibles	(303)	(331)
Undistributed earnings of foreign subsidiaries	(63)	(36)
Other	(260)	(52)

Total deferred tax liabilities	(1,170)	(813)

Net deferred taxes	$(237)	$(127)

As of December 31, 2007 and 2006, the Company had deferred tax assets from domestic and foreign net operating loss and tax credit carryforwards of approximately $801 million and $556 million, respectively. Approximately $258 million of the deferred tax assets at December 31, 2007 relate to net operating loss carryforwards or tax credits that can be carried forward indefinitely with the remainder expiring between 2008 and 2027.

The Company has provided deferred income taxes for the estimated U.S. federal income tax, foreign income tax, and applicable withholding tax effects of earnings of subsidiaries expected to be distributed to the Company. Deferred income taxes have not been provided on approximately $2.2 billion of undistributed earnings of certain foreign subsidiaries as such amounts are considered to be permanently reinvested. It is not practical to estimate the additional income tax and applicable withholding tax that would be payable on the remittance of such undistributed earnings.

In connection with the acquisition of the Company and subsequent acquisitions, certain deferred tax assets were recorded as a part of purchase accounting. A valuation allowance is recorded on approximately $240 million of these purchased deferred tax assets. To the extent any of the purchased deferred tax assets are recognized through December 31, 2008, the reversal of the related valuation allowance will be recorded as a reduction of goodwill recorded in connection with the acquisitions. SFAS No. 141(R) amends the current guidance upon its effective date (January 1, 2009 for the Company) such that any reduction in the valuation allowance established against the pre-acquisition deferred tax assets will be recorded as a reduction to income tax expense.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or whenever events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other positive and negative evidence. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include: historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Management believes it is more likely

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

than not that the U.S. net deferred tax asset may not be realized in the future. Accordingly, the Company recorded a full valuation allowance against the U.S. net deferred tax asset. In addition, the Company evaluated the potential realization of deferred tax assets for foreign locations on a jurisdiction-by-jurisdiction basis. In jurisdictions where management believes it is more likely than not that the foreign deferred tax asset may not be realized in the future, the Company recorded a valuation allowance against the foreign net deferred tax asset.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”) as of January 1, 2007. As a result of the adoption of FIN 48, the Company recognized no material adjustment to retained earnings relating to unrecognized tax benefits.

The gross unrecognized tax benefits at December 31, 2007 and January 1, 2007 were $257 million and $310 million ($356 million if interest and penalty were included), respectively. As of December 31, 2007 and January 1, 2007, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $93 million and $89 million ($100 million if interest and penalty were included), respectively. The gross unrecognized tax benefits differ from the amount that would affect the effective tax rate due to the impact of valuation allowances, foreign country offsets relating to transfer pricing adjustments, and resolutions relating to purchase business combinations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)

Balance, January 1, 2007	$310
Additions based on tax positions related to the current year	15
Additions for tax positions of prior years	2
Reductions for tax positions of prior years	(17)
Reductions for settlements	(70)
Reductions due to lapse in statute of limitations	(7)
Change attributable to foreign currency translation	24

Balance, December 31, 2007	$257

The Company, or one or more of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. During 2007, the Internal Revenue Service closed an examination of the Company’s United States 2003 and 2004 tax returns with no material effect on the Company’s financial position, results of operations, or cash flow. Various other tax examinations are in process globally, including an examination by the German tax authorities of the Company’s German income tax returns for years 2001 through 2004.

The gross unrecognized tax benefits as of January 1, 2007 decreased by $64 million and accrued interest decreased by $24 million as the result of tax payments made during the year ended December 31, 2007 as a result of settling issues raised in the examination of the German income tax returns for tax years 1997 through 2000. The Company was reimbursed for these payments by the Northrop Grumman Corporation (“Northrop”) as they relate to periods in which the subsidiaries were members of the Company’s predecessor and were subject to indemnification provisions of the master purchase agreement between Northrop and an affiliate of Blackstone. The tax payments during 2007 relating to the German examination settle substantially all open issues relating to the 1997 through 2000 exam period. The Company does not anticipate a significant increase or decrease in its gross unrecognized tax benefits within the next twelve months.

The Company operates globally but considers its significant tax jurisdictions to include the United States, Germany, Brazil, the Czech Republic, Spain and the United Kingdom. Generally, the Company has years open to tax examination in significant tax jurisdictions from 2002 forward, with the exception of Germany which has open tax years from 1997 forward.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The Company classifies all interest and penalties as income tax expense. At December 31, 2007 and January 1, 2007, accrued interest and penalties related to unrecognized tax benefits was $31 million and $46 million, respectively. Tax expense for the year ended December 31, 2007 includes interest and penalties of $3 million on unrecognized tax benefits for prior years.

13.	Pension Plans

Substantially all employees of the Company and its subsidiaries participate in the Company’s defined benefit plans or retirement/termination indemnity plans. The financial statements reflect the pension assets and liabilities related to the active and retired Company-designated employees in the Company’s plans based upon a measurement date of October 31.

The following table provides a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for the years ended December 31, 2007 and December 31, 2006 and a statement of the funded status as of December 31, 2007 and 2006, based on the measurement dates of October 31, 2007 and 2006, respectively.

	2007			2006
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Total accumulated benefit obligation	$1,083	$5,474	$753	$1,139	$5,600	$710

Change in benefit obligation:
Benefit obligation at beginning of period	$1,147	$5,816	$768	$1,228	$4,853	$734
Service cost	21	45	22	24	43	24
Interest cost	64	287	37	65	255	34
Amendments	—	—	(5)	(69)	—	—
Actuarial (gains) losses	(63)	(238)	(59)	(27)	256	(28)
Foreign currency exchange rate changes	—	104	98	—	688	51
Curtailment/settlement (gains) losses	—	—	(1)	—	—	(5)
Plan participant contributions	—	5	—	—	5	—
Benefits paid	(81)	(334)	(55)	(74)	(284)	(42)

Benefit obligation at the measurement date	1,088	5,685	805	1,147	5,816	768

Change in plan assets:
Fair value of plan assets at beginning of period	944	6,768	248	798	5,355	218
Actual return on plan assets, less plan expense	146	570	21	115	914	27
Foreign currency exchange rate changes	—	118	47	—	777	—
Company contributions	53	—	59	105	1	48
Plan participant contributions	—	5	—	—	5	—
Plan settlements	—	—	—	—	—	(3)
Benefits paid	(81)	(334)	(55)	(74)	(284)	(42)

Fair value of plan assets at the measurement date	1,062	7,127	320	944	6,768	248

Funded status of the plan	(26)	1,442	(485)	(203)	952	(520)
Company contributions and benefit payments made between measurement date and disclosure date	—	—	9	—	—	8

Funded status at December 31,	$(26)	$1,442	$(476)	$(203)	$952	$(512)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2007 and 2006:

	2007			2006
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Non-current assets	$9	$1,442	$10	$27	$952	$—
Current liabilities	—	—	(24)	—	—	(20)
Non-current liabilities	(35)	—	(462)	(230)	—	(492)

Net amount recognized	$(26)	$1,442	$(476)	$(203)	$952	$(512)

The pre-tax amounts recognized in accumulated other comprehensive earnings (losses) consist of:

	2007			2006
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Prior service benefit (cost)	$69	$—	$(7)	$72	$—	$(11)
Net actuarial gain (loss)	233	1,053	(22)	106	663	(78)

Accumulated other comprehensive earnings (losses)	$302	$1,053	$(29)	$178	$663	$(89)

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2007		2006
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Projected benefit obligation	$1,047	$533	$995	$768
Accumulated benefit obligation	1,043	482	989	710
Fair value of assets	1,012	43	765	248

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table provides the components of net pension cost (income) and other amounts recognized in other comprehensive earnings for the Company’s defined benefit pension plans and defined contribution plans for the years ended December 31, 2007 and 2006, and the components of net pension cost (income) for the Company’s plans for years ended December 31, 2007, 2006 and 2005:

	2007			2006			2005
			Rest			Rest			Rest
			of			of			of
	U.S.	U.K.	World	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Net pension cost (income)
Defined benefit plans:
Service cost	$21	$45	$22	$24	$43	$24	$29	$34	$20
Interest cost on projected benefit obligation	64	287	37	65	255	34	67	252	33
Expected return on plan assets	(74)	(390)	(17)	(66)	(335)	(14)	(58)	(340)	(13)
Curtailment gain	—	—	(3)	—	—	—	—	—	—
Amortization of prior service (benefit) cost	(9)	—	1	(2)	—	1	(1)	—	1
Amortization of net (gain) loss	(2)	—	2	—	—	3	—	—	1

Defined benefit plans	—	(58)	42	21	(37)	48	37	(54)	42
Defined contribution plans	13	—	16	11	—	11	11	—	12

Net pension cost (income)	$13	$(58)	$58	$32	$(37)	$59	$48	$(54)	$54

Other changes in plan assets and benefit obligation recognized in other comprehensive earnings
Other comprehensive income	$—	$—	$—	$(4)	$—	$(28)
Prior service benefit	(6)	—	(3)	—	—	—
Net actuarial gain	(129)	(390)	(54)	—	—	—
Amortization of prior service benefit (cost)	9	—	(1)	—	—	—
Amortization of net gain (loss)	2	—	(2)	—	—	—

Total recognized in other comprehensive (earnings)	(124)	(390)	(60)	(4)	—	(28)

Total recognized net pension (income) cost and other comprehensive (earnings) loss	$(111)	$(448)	$(2)	$28	$(37)	$31

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The estimated amounts that will be amortized from accumulated other comprehensive earnings over the next fiscal year are as follows:

	Year Ending
	December 31, 2008
			Rest of
	U.S.	U.K.	World
	(Dollars in millions)

Prior service benefit (cost)	$9	$—	$(1)
Net gain	6	—	—

Total	$15	$—	$(1)

Plan Assumptions.  The weighted-average assumptions used to calculate the benefit obligation were:

	2007			2006
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

Discount rate	6.00%	5.75%	5.35%	5.75%	5.00%	4.72%
Rate of increase in compensation levels	4.00%	3.75%	2.90%	4.00%	3.75%	3.09%

The weighted-average assumptions used to determine net periodic benefit cost were:

	Years Ended December 31,
	2007			2006			2005
			Rest			Rest			Rest
			of			of			of
	U.S.	U.K.	World	U.S.	U.K.	World	U.S.	U.K.	World

Discount rate	5.75%	5.00%	4.72%	5.50%	5.00%	4.51%	5.75%	5.50%	5.34%
Expected long-term return on plan assets	8.50%	6.75%	6.69%	8.50%	6.75%	6.67%	8.50%	7.50%	7.13%
Rate of increase in compensation levels	4.00%	3.75%	3.09%	4.00%	3.75%	3.09%	4.00%	3.75%	2.98%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

Plan Assets.  The U.S. and U.K. plan assets represent approximately 96% of the total plan assets of defined benefit plans. All remaining assets are deemed immaterial. The Company’s U.S. and U.K. weighted-average asset allocations and corresponding targets as of the measurement date by asset category are as follows:

	2007		2006
	Actual		Actual		Target*
Asset Category	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.

Equity	70%	49%	73%	64%	70%	50%
Equity call options	—	1%	—	—	—	1%
Fixed income	27%	7%	22%	27%	30%	12%
Real estate	—	6%	—	7%	—	8%
Cash and other	3%	37%	5%	2%	—	29%

Total	100%	100%	100%	100%	100%	100%

*	At 2007 measurement date

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The goals and investment objectives of the asset strategy are to ensure that there is an adequate level of assets to meet benefit obligations to participants and retirees over the life of the plans and maintain liquidity in the plan’s assets sufficient to cover current benefit obligations. Risk is managed by investing in a broad range of asset classes and, within those asset classes, a broad range of individual securities. There are no equity securities of the Company in the equity asset category.

In 2007, the Pension Trustees for the U.K. pension plan approved a phased realignment of its existing investment policy in order to reduce the volatility in the investment performance and the risk of decreasing the surplus in the plan. This realignment provides for a gradual reduction in equities to 30%, an immediate reduction of government fixed income securities with corresponding increases to corporate fixed income securities (reported in “cash and other”), equity call options (which are intended to provide notional exposures to underlying equities), and investments in other assets which are expected to change in value in line with changes in the pension liability caused by changes in interest and inflation referred to as a liability driven investment policy. The realigned asset portfolio is expected to yield a similar long-term return as compared to the previous asset portfolio.

Contributions.  In 2008, the Company expects to contribute approximately $43 million to U.S. pension plans and approximately $58 million to non-U.S. pension plans.

Expected Future Pension Benefit Payments.  The following pension benefit payments, which reflect current obligations and expected future service, as appropriate, are expected to be paid:

	U.S.	U.K.	Rest of World

2008	$68	$323	$47
2009	69	327	45
2010	69	334	46
2011	90	347	48
2012	72	344	50
2013 — 2017	369	1,827	264

Other Benefits.  The Company also sponsors qualified defined contribution pension plans covering employees at certain operations and an unfunded non-qualified defined contribution plan for a select group of highly compensated employees. These plans allow participants to defer compensation, and generally provide employer matching contributions.

Restructuring Curtailments.  In 2005, the Company recorded a curtailment loss of approximately $6 million related to certain hourly employees at a facility that closed in 2006. Such curtailments are reflected in restructuring charges in the accompanying consolidated statement of earnings. The benefit obligation correspondingly increased by approximately $6 million.

Pension Protection Act of 2006.  In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. Beginning in 2008, the Act replaces prevailing statutory minimum funding requirements, and will generally require contributions to the Company’s U.S. defined benefit pension plans in amounts necessary to fund the cost of currently-accruing benefits, and to fully-fund any unfunded accrued benefits over a period of seven years. In the long term, the new law is not expected to materially change aggregate contributions required to be made to U.S. pension plans, although such contributions may vary on a year to year basis from what otherwise would have been required. The extent of such variations is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

14.	Postretirement Benefits Other Than Pensions (“OPEB”)

The Company provides health care and life insurance benefits for a majority of its retired employees in the United States and Canada, and for certain future retirees. The health care plans provide for the sharing of costs, in

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

the form of retiree contributions, deductibles and coinsurance. Life insurance benefits are generally noncontributory. The Company’s policy is to fund the cost of postretirement health care and life insurance benefits as those benefits become payable.

The following table provides a reconciliation of the changes in the plans’ benefit obligation and fair value of assets during the years ended December 31, 2007 and December 31, 2006, and a statement of the funded status of the programs as of December 31, 2007 and 2006 at the measurement dates of October 31, 2007 and 2006, respectively:

	2007		2006
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Change in benefit obligation:
Benefit obligation at beginning of period	$576	$138	$646	$181
Service cost	2	1	4	2
Interest cost	31	7	33	9
Actuarial (gain) loss	(25)	—	25	(19)
Foreign currency exchange rate changes	—	23	—	4
Curtailments	(1)	—	(19)	—
Plan amendments	(22)	—	(33)	(29)
Settlements	(18)	—	(22)	(1)
Plan participant contributions	5	—	7	—
Benefits paid	(56)	(9)	(65)	(9)

Benefit obligation at the measurement date	492	160	576	138
Change in plan assets:
Fair value of plan assets at beginning of period	—	—	—	—
Company contributions	58	9	69	9
Plan participant contributions	5	—	7	—
Settlements	(7)	—	(11)	—
Benefits paid	(56)	(9)	(65)	(9)

Fair value of plan assets at measurement date	—	—	—	—

Funded status of the plan	(492)	(160)	(576)	(138)
Company contributions and benefit payments made between measurement date and disclosure date	8	1	9	2
Reduction in obligation recognized between measurement date and disclosure date for retiree buyouts	1	—	5	—

Funded status at December 31,	$(483)	$(159)	$(562)	$(136)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table provides the amounts recognized in the consolidated balance sheet as of December 31, 2007 and 2006:

	2007		2006
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Current liabilities	$(42)	$(9)	$(45)	$(8)
Long-term liabilities	(441)	(150)	(517)	(128)

Total recognized	$(483)	$(159)	$(562)	$(136)

The pre-tax amounts recognized in accumulated other comprehensive earnings consist of:

	2007		2006
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Prior service benefit	$136	$48	$129	$45
Net actuarial gain (loss)	68	(29)	44	(24)

Accumulated other comprehensive earnings	$204	$19	$173	$21

The following table provides the components of net postretirement benefit cost and other amounts recognized in other comprehensive earnings for the plans for the year ended December 31, 2007, and the components of net postretirement benefit cost for the plans for the years ended December 31, 2006 and 2005:

	2007		2006		2005
		Rest of		Rest of		Rest of
	U.S.	World	U.S.	World	U.S.	World

Postretirement cost:
Service cost	$2	$1	$4	$2	$5	$2
Interest cost	31	7	33	9	40	9
Settlements	(8)	—	(12)	(2)	(11)	—
Amortization of prior service benefit	(15)	(5)	(9)	(3)	(5)	(1)
Amortization of net (gain) loss	(3)	1	(6)	1	(4)	—

Net postretirement benefit cost	$7	$4	$10	$7	$25	$10

Other changes in plan assets and benefit obligation recognized in other comprehensive earnings:
Net actuarial (gain) loss	(28)	6	—	—
Prior service benefit	(21)	(8)	—	—
Amortization of prior service benefit	15	5	—	—
Amortization of net gain (loss)	3	(1)	—	—

Total recognized in other comprehensive (earnings) loss	$(31)	$2	$—	$—

Total recognized in net postretirement benefit cost and other comprehensive (earnings) loss	$(24)	$6	$10	$7

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The estimated amounts that will be amortized from accumulated other comprehensive earnings over the next fiscal year are as follows:

	Year Ending
	December 31, 2008
		Rest of
	U.S.	World
	(Dollars in millions)

Prior service benefit	$12	$5
Net actuarial gain (loss)	4	(1)

Total	$16	$4

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

During the years ended December 31, 2007, 2006 and 2005, the Company recorded settlement gains of approximately $8 million, $14 million and $7 million, respectively, related to retiree buyouts.

During the year ended December 31, 2005, the Company recorded a settlement gain of approximately $4 million as a result of discontinuing supplemental retiree medical coverage to certain salaried retirees of a former affiliate of the Company.

Plan Assumptions.  The weighted-average discount rate assumptions used to determine net postretirement benefit cost were:

	2007		2006		2005
		Rest of		Rest of		Rest of
	U.S.	World	U.S.	World	U.S.	World

Discount rate	5.75%	5.00%	5.50%	5.25%	5.75%	6.00%

The discount rate and assumed health care cost trend rates used in the measurement of the benefit obligation as of the October 31 measurement dates were:

	2007		2006
		Rest of		Rest of
	U.S.	World	U.S.	World

Discount rate	6.00%	5.50%	5.75%	5.00%
Initial health care cost trend rate at end of year	8.50%	8.50%	9.00%	9.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2014	2015	2011	2015

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

A one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One-Percentage-Point
	Increase		Decrease
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Effect on total of service and interest cost components for the year ended December 31, 2007	$4	$1	$(3)	$(1)
Effect on postretirement benefit obligation as of measurement date	$44	$17	$(38)	$(15)

Contributions.  The Company funds its OPEB obligations on a pay-as-you-go basis. The Company expects to contribute approximately $51 million on a pay-as-you-go basis in 2008.

Expected Future Postretirement Benefit Payments.  The following postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Rest of
Years Ended December 31,	U.S.	World
	(Dollars in millions)

2008	$42	$9
2009	42	10
2010	42	10
2011	43	10
2012	42	11
2013 - 2017	192	54

15.	Debt

Total outstanding debt of the Company consisted of the following:

	As of December 31,
	2007	2006
	(Dollars in millions)

Short-term debt	$64	$69

Long-term debt:
Senior notes, due 2014 and 2017	$1,505	$—
Senior and senior subordinated notes, due 2013	19	1,284
Term loan facilities	1,098	1,582
Revolving credit facility	429	—
Capitalized leases	63	42
Other borrowings	66	55

Total long-term debt	3,180	2,963
Less current portion	30	101

Long-term debt, net of current portion	$3,150	$2,862

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The weighted average interest rates on the Company’s debt as of December 31, 2007 and 2006 were 6.7% and 8.4%, respectively. The maturities of long-term debt outstanding as of December 31, 2007 were:

Years Ended December 31,	(Dollars in millions)

2008	$30
2009	52
2010	98
2011	141
2012	681
Thereafter*	2,178

*	Includes $19 million of Old Notes redeemed on February 15, 2008.

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

On March 26, 2007, the Company paid cash consideration of $1,386 million, including a consent payment, to holders who had tendered their Old Notes and delivered their consents on or before March 23, 2007 (the “Consent Date”) and amended the indentures. In conjunction with the repurchase of tendered Old Notes, the Company recorded a loss on retirement of debt of $147 million in the first quarter of 2007. This loss included $111 million for redemption premiums paid for the Old Notes tendered on or before the Consent Date, $20 million for the write-off of deferred debt issuance costs, $11 million relating to the principal amount in excess of carrying value of the 9 3/8% Senior Notes (see Other Borrowings), and $5 million of fees.

On April 4, 2007, the Company increased the cash consideration paid for Old Notes tendered after the Consent Date, but on or before April 18, 2007 (the “Tender Expiration Date”), to an amount equal to the cash consideration paid to holders that tendered prior to the Consent Date. On April 18, 2007, the Company repurchased the Old Notes tendered after the Consent Date for $10 million and recorded a loss on retirement of debt of $1 million for redemption premiums paid. As of the Tender Expiration Date, a total of approximately 99% of the Old Notes had been tendered. Accordingly, only $19 million of the principal amount of the Old Notes remained outstanding at December 31, 2007. Interest was payable semi-annually on February 15 and August 15 for the Old Notes that remained outstanding after the Tender Expiration Date. The Old Notes had a maturity date of February 15, 2013 and were redeemable at a specified premium beginning February 15, 2008.

On February 15, 2008, the Company redeemed all of the remaining Old Notes for $20 million and recorded a loss on retirement of debt of $1 million, which will be reflected in the Company’s statement of earnings for the first quarter of 2008.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The New Senior Notes are unconditionally guaranteed on a senior unsecured basis by substantially all existing and future wholly-owned domestic subsidiaries and by TRW Automotive Finance (Luxembourg), S.à.r.l., a Luxembourg subsidiary.

Credit Facilities

Senior Secured Credit Facilities.  On May 9, 2007, the Company entered into its Fifth Amended and Restated Credit Agreement with the lenders party thereto. The amended and restated credit agreement provides for $2.5 billion in senior secured credit facilities, consisting of (i) a 5-year $1.4 billion Revolving Credit Facility (the “Revolving Credit Facility”), (ii) a 6-year $600.0 million Term Loan A-1 Facility (the “Term Loan A-1”) and (iii) a 6.75-year $500.0 million Term Loan B-1 Facility (the “Term Loan B-1”; combined with the Revolving Credit Facility and Term Loan A-1, the “Senior Secured Credit Facilities”). On May 9, 2007, the entire principal on the Term Loan A-1 and the Term Loan B-1 were funded and the Company drew down $461 million of the Revolving Credit Facility. These proceeds were used to refinance $2.5 billion of existing senior secured credit facilities by repaying approximately $1,561 million of existing senior secured credit facilities (consisting of Term Loan A in the amount of approximately $385 million, Term Loan B in the amount of approximately $587 million, Term Loan B-2 in the amount of approximately $296 million and Term Loan E in the amount of approximately $293 million) and to pay interest along with certain fees and expenses related to the refinancing. In conjunction with the May 9, 2007 refinancing, the Company capitalized $6 million of deferred debt issuance costs and recorded a loss on retirement of debt of $7 million related to the write-off of debt issuance costs associated with the former revolving facility and the former syndicated term loans.

Borrowings under the Senior Secured Credit Facilities will bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the administrative agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) a London Inter-Bank Offered Rate (“LIBOR”) or a eurocurrency rate determined by reference to interest rates for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 31, 2007, the applicable margin for the Term Loan A-1 and the Revolving Credit Facility was 0.125% with respect to base rate borrowings and 1.125% with respect to eurocurrency borrowings, and the applicable margin for the Term Loan B-1 was 0.50% with respect to base rate borrowings and 1.50% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.25%. The commitment fee and the applicable margin on the Revolving Credit Facility and the applicable margin on the Term Loan A-1 are subject to a leverage-based grid.

The Term Loan A-1 will amortize in quarterly installments, beginning with $30 million in 2009, $75 million in 2010, $120 million in 2011, $225 million in 2012 and $150 million in 2013. The Term Loan B-1 amortizes in equal quarterly installments in an amount equal to 1% per annum during the first 6 years and six months and in one final installment on the maturity date.

The Senior Secured Credit Facilities, like the previously existing senior credit facilities, are unconditionally guaranteed by the Company and substantially all existing and subsequently acquired wholly-owned domestic subsidiaries. Obligations of the foreign subsidiary borrowers are unconditionally guaranteed by the Company, TRW Automotive Inc. and certain foreign subsidiaries of TRW Automotive Inc. The Senior Secured Credit Facilities, like the previously existing senior credit facilities, are secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive Inc. and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of TRW Automotive Inc. and substantially all of its domestic subsidiaries and 65% of the stock of foreign subsidiaries owned directly by domestic entities. In addition, foreign borrowings under the Senior Secured Credit Facilities will be secured by assets of the foreign borrowers.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

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

As of December 31, 2007, TRW Automotive Inc. was in compliance with all of its financial covenants.

The Old Notes.  In connection with the tender offers for the Old Notes, the Company also received consents to amend the indentures governing the Old Notes. The amendments eliminated substantially all of the restrictive covenants and certain events of default and modified the provisions relating to the defeasance of the remaining Old Notes. The Company redeemed all the remaining Old Notes on February 15, 2008.

Other Borrowings

The Company has borrowings under uncommitted credit agreements in many of the countries in which it operates. These borrowings are denominated primarily in the local foreign currency of the country or region where the Company’s operations are located. The borrowings are from various domestic and international banks at quoted market interest rates.

On February 2, 2006, the Company repurchased its subsidiary Lucas Industries Limited’s £94.6 million 10 7/8% bonds due 2020 for £137 million, or approximately $243 million. This repurchase resulted in a loss on retirement of debt of £32 million, or approximately $57 million, which was recognized in the year ended December 31, 2006 results. The Company funded the repurchase from cash on hand.

In February 2007, the Company paid $12 million to unwind interest rate swap agreements, which were utilized to effectively change a fixed rate debt obligation into a floating rate obligation, with a notional value of $500 million. In conjunction with the repurchase of the Old Notes, an $11 million adjustment to the value of the corresponding debt was immediately written off to loss on retirement of debt. In October and November 2006, the Company unwound interest rate swaps, which hedged the variability of interest payments associated with its variable rate debt, with a notional value of $250 million. In conjunction with the May 9, 2007 refinancing of the Senior Secured Credit Facilities, the Company reclassified approximately $1 million remaining in accumulated other comprehensive earnings to loss on retirement of debt relating to these interest rate swaps.

In January 2008, the Company entered into a series of interest rate swap agreements with a total notional value of $300 million to hedge the variability of interest payments associated with its variable-rate term debt. The swaps mature in January 2010. Since the interest rate swaps were assessed to effectively hedge the variability of interest payments on designated variable rate debt, they qualified for cash flow hedge accounting treatment.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

16.	Lease Commitments

The Company leases certain offices, manufacturing and research buildings, machinery, automobiles and computer and other equipment. Such leases, some of which are noncancelable and in many cases include renewals, are set to expire at various dates. Rental expense for operating leases was $112 million for the year ended December 31, 2007 and $90 million for each of the years ended December 31, 2006 and 2005.

As of December 31, 2007, the future minimum lease payments for noncancelable capital and operating leases with initial or remaining terms in excess of one year were as follows:

	Capital	Operating
Years Ended December 31,	Leases	Leases
	(Dollars in millions)

2008	$9	$80
2009	9	70
2010	11	61
2011	10	51
2012	11	45
Thereafter	20	146

Total minimum payments required	$70	$453

Less amounts representing interest	7

Present value of net minimum capital lease payments	63
Less current installments	8

Obligations under capital leases, excluding current installments	$55

17.	Capital Stock

Capital Stock of the Company.  The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the “Common Stock”), of which 100,629,495 shares are issued and outstanding as of December 31, 2007, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations under the Company’s stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

From time to time, capital stock is issued in conjunction with the exercise of stock options and the vesting of restricted stock units issued as part of the Company’s stock incentive plan.

On May 29, 2007, the Company, Automotive Investors LLC (“AI LLC”), an affiliate of The Blackstone Group L.P. (“Blackstone”), and certain management stockholders entered into an underwriting agreement with Banc of America Securities LLC (the “Underwriter”) pursuant to which AI LLC and certain executive officers of the Company agreed to sell to the Underwriter 11,000,000 shares of the Company’s Common Stock in a registered public secondary offering (the “Offering”) pursuant to the Company’s shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) on November 6, 2006. The Company did not receive any proceeds related to the Offering, nor did its total number of shares of Common Stock outstanding change as a result of the Offering. Immediately following the Offering, the percentage of shares of the Company’s Common Stock held by AI LLC decreased from approximately 56% to approximately 46%.

Repurchase of Northrop Shares.  On November 10, 2006, the Company repurchased from an affiliate of Northrop Grumman Corporation (“Northrop”) 9,743,500 shares of Common Stock for approximately $209 million in cash. These shares were immediately retired following the repurchase. On March 8, 2005, the Company entered

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

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

Issuance and Registration of Shares.  On November 7, 2006, the Company entered into an underwriting agreement with Lehman Brothers relating to a public offering of 6,743,500 newly issued shares of Common Stock pursuant to the Company’s universal shelf registration statement filed with the SEC on November 6, 2006. The Company received approximately $153 million of net proceeds from this offering, which were used to fund a portion of the November 10, 2006 share purchase from an affiliate of Northrop referenced above. The remainder of the share purchase was initially funded from cash on hand.

On March 8, 2005, the Company entered into Stock Purchase and Registration Rights Agreements with T. Rowe Price Group, Inc. as investment advisor to certain mutual funds and institutional accounts, and with certain investment advisory clients of Wellington Management Company, LLP. Pursuant to the agreements, on March 11, 2005, the Company sold a total of 7,256,500 newly issued shares of Common Stock for an aggregate consideration of approximately $143 million. The proceeds from these share issuances initially were used to return cash and/or reduce liquidity line balances to the levels that existed immediately prior to the Company’s March 8, 2005 share purchase from an affiliate of Northrop, as referenced above. On May 3, 2005, a portion of the proceeds from these share issuances was then used to repurchase the €48 million principal amount of the Company’s 10 7/8% Senior Notes.

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

As of December 31, 2007, the Company had approximately 3,870,000 shares of Common Stock available for issuance under the Plan. Approximately 7,136,000 options and 875,000 nonvested restricted stock units were outstanding as of the same date. The majority of the options have a 10-year term and vest ratably over five years.

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

The total share-based compensation expense recognized for the Plan was as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Stock options	$11	$10	$4
Restricted stock units	11	6	4

Total share-based compensation expense	$22	$16	$8

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected volatilities are primarily developed using expected volatility of similar entities and historical data. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk free rate is based on U.S. Treasury zero-coupon yield curves with a remaining term equal to the expected option life.

Fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for 2007, 2006 and 2005:

	2007	2006	2005

Expected volatility	24.4%	26.3%	28.0%
Dividend yield	0.00%	0.00%	0.00%
Expected option life	5.0 years	5.0 years	5.0 years
Risk-free rate	4.46%	4.66%	3.70%

A summary of stock option activity under the Plan as of December 31, 2007 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Thousands	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value
				(Dollars
				in millions)

Outstanding at January 1, 2007	8,758	$18.17
Granted	920	30.56
Exercised	(2,220)	14.65
Forfeited or expired	(322)	20.04

Outstanding at December 31, 2007	7,136	20.78	5.6	$1

Exercisable at December 31, 2007	3,853	19.76	5.4	$4

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was $9.45, $8.71, and $6.32, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $51 million, $24 million and $3 million, respectively.

A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

		Weighted-
	Thousands of	Average
	Restricted	Grant-Date
Nonvested Shares	Stock Units	Fair Value

Nonvested at January 1, 2007	800	$23.57
Granted	453	30.56
Vested	(321)	22.99
Forfeited	(57)	25.76

Nonvested at December 31, 2007	875	27.26

The total fair value of restricted stock units vested during the year ended December 31, 2007 was $10 million. The total fair value of restricted stock units vested during the years ended December 31, 2006 and 2005 was $5 million and de minimis, respectively.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2007, there was $25 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. Such cost is expected to be recognized over a weighted-average period of 1.7 years.

19.	Related Party Transactions

Blackstone.  In connection with the acquisition by affiliates of The Blackstone Group L.P. (“Blackstone”) of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop (the “Acquisition”), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services. Approximately $5 million is included in the consolidated statements of earnings for each of the years ended December 31, 2007, 2006, and 2005.

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

Prior to the Offering referenced in Note 17, the Company was considered a “controlled company” within the meaning of the New York Stock Exchange corporate governance rules due to the majority voting control held by AI LLC. As a result of the Offering and the decrease in AI LLC’s holdings in Company common stock to below 50%, the Company has ceased to be a “controlled company,” and therefore is required to comply with certain corporate governance requirements, which the Company is permitted to phase-in over a 12 month period ending in June 2008.

Core Trust Purchasing Group.  In the first quarter of 2006, the Company entered into a five-year participation agreement (“participation agreement”) with Core Trust Purchasing Group, formerly named Cornerstone Purchasing Group LLC (“CPG”) designating CPG as exclusive agent for the purchase of certain indirect products and services. CPG is a “group purchasing organization” which secures from vendors pricing terms for goods and services that are believed to be more favorable than participants could obtain for themselves on an individual basis. Under the participation agreement the Company must purchase 80% of the requirements of its participating locations for the specified products and services through CPG. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendor in respect of purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of purchases by the Company under the participation agreement to an affiliate of Blackstone. For the year ended December 31, 2007, the affiliate of Blackstone received de minimis fees from CPG and received no fees from CPG for the year ended December 31, 2006 in respect of Company purchases.

Northrop.  Prior to the 2006 share repurchases as discussed in Note 17, Northrop was considered a related party to the Company. As of December 31, 2007 and 2006, the Company had recorded certain receivables from Northrop as a result of the indemnification provisions included in the master purchase agreement between Northrop and an affiliate of Blackstone relating to the Acquisition. The indemnification provisions entitle the Company to be reimbursed by Northrop for costs related to certain tax and environmental matters. The Company’s responsibility for certain tax losses and liabilities pertaining to pre-Acquisition periods is capped at $67 million. The Company met its obligation under the cap during 2007.

Since the tax losses and liabilities exceed the cap, the Company is entitled to, and has received, tax related settlement payments of approximately $89 million from Northrop. The settlement payments reimburse the

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Company for costs that have already been paid or will be paid in the near future. The Company has paid $80 million of such settlement payments to tax authorities during 2007 and the remaining $9 million was paid in January 2008. In 2007, the Company also received settlement payments of $2 million for environmental matters related to obligations that have been incurred and paid.

On November 10, 2006, the Company repurchased, from an affiliate of Northrop, 9,743,500 shares of Common Stock for approximately $209 million in cash. These shares were immediately retired following the repurchase. On March 8, 2005, the Company entered into two stock purchase agreements with Northrop and an affiliate of Northrop pursuant to which Northrop and its affiliate agreed to sell to the Company an aggregate of 7,256,500 shares of Common Stock for an aggregate consideration of approximately $143 million in cash. The closing of this sale occurred on March 11, 2005. These shares were immediately retired following the repurchase by the Company. As a result of the repurchases, Northrop and its affiliate hold no shares of Common Stock and the stockholders agreement among Northrop, the Company and an affiliate of Blackstone was terminated. See Note 17 for a further description of the repurchases of Common Stock from an affiliate of Northrop.

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

As of December 31, 2007 and 2006, the Company had reserves for environmental matters of $53 million and $57 million, respectively. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement relating to the Acquisition. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position or results of operations. However, the Company cannot predict the effect on the Company’s financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

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

The accounting policies of the segments are the same as those described in Note 2 under “Summary of Significant Accounting Policies.” The Company evaluates operating performance based on segment earnings before taxes and segment assets.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table presents certain financial information by segment:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$7,997	$7,096	$7,206
Occupant Safety Systems	4,714	4,326	3,745
Automotive Components	1,991	1,722	1,692

Total sales	$14,702	$13,144	$12,643

Earnings before taxes:
Chassis Systems	$276	$288	$273
Occupant Safety Systems	453	420	296
Automotive Components	82	67	92

Segment earnings before taxes	811	775	661
Corporate expense and other	(178)	(126)	(95)
Financing costs	(233)	(250)	(231)
Loss on retirement of debt	(155)	(57)	(7)

Earnings before income taxes	$245	$342	$328

Capital expenditures:
Chassis Systems	$279	$273	$275
Occupant Safety Systems	170	167	146
Automotive Components	51	76	79
Corporate	13	13	3

	$513	$529	$503

Depreciation and amortization:
Chassis Systems	$294	$269	$271
Occupant Safety Systems	159	153	142
Automotive Components	99	91	93
Corporate	5	4	3

	$557	$517	$509

Intersegment sales:
Chassis Systems	$26	$28	$10
Occupant Safety Systems	116	103	88
Automotive Components	44	40	42

	$186	$171	$140

The Company accounts for intersegment sales or transfers at current market prices.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table presents certain balance sheet information by business segment:

	As of December 31,
	2007	2006	2005
	(Dollars in millions)

Segment assets:
Chassis Systems	$4,440	$4,020	$3,958
Occupant Safety Systems	3,346	3,258	2,775
Automotive Components	1,750	1,727	1,614

Segment assets	9,536	9,005	8,347
Corporate assets	2,439	1,827	1,583

Segment and corporate assets	11,975	10,832	9,930
Deferred tax assets	315	301	300

Total assets	$12,290	$11,133	$10,230

Corporate assets principally consist of cash and cash equivalents and accounts receivable included within our accounts receivable securitization programs.

Geographic Information.  The following table presents certain information concerning principal geographic areas:

	United		United	Rest of
	States	Germany	Kingdom	World	Total
		(Dollars in millions)

Sales to external customers:
Year ended December 31, 2007	$3,612	$2,964	$739	$7,387	$14,702
Year ended December 31, 2006	3,629	2,741	804	5,970	13,144
Year ended December 31, 2005	3,954	2,739	849	5,101	12,643
Property, plant and equipment — net:
As of December 31, 2007	$627	$576	$200	$1,507	$2,910
As of December 31, 2006	625	515	214	1,360	2,714

Sales are attributable to geographic areas based on the location of the assets generating the sales. Inter-area sales are not significant to the total sales of any geographic area.

Customer Concentration.  Sales to the Company’s four largest end-customers (including sales within the vehicle manufacturer’s group) on a worldwide basis are as follows:

		Ford	General	Daimler	Aggregate
	Volkswagen	Motor	Motors	Chrysler	Percent of
	AG	Company	Corporation	AG	Total Sales

Year ended December 31, 2007	$2,478	$2,128	$1,487	$ *	41%
Year ended December 31, 2006	2,036	1,923	1,455	1,832	55%
Year ended December 31, 2005	1,804	2,037	1,427	1,819	56%

*	DaimlerChrysler transferred a majority interest in the Chrysler Group on August 3, 2007 to a subsidiary of Cerberus Capital Management, L.P.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

22.	Quarterly Financial Information (Unaudited)

	First Quarter
	Three Months Ended
	March 30,	March 31,	April 1,
	2007	2006	2005
	(Dollars in millions, except per share amounts)

Sales	$3,567	$3,396	$3,225
Gross profit	316	358	309
Restructuring charges and asset impairments	(8)	(8)	(8)
Loss on retirement of debt	(147)	(57)	—
(Losses) earnings before income taxes	(33)	110	96
Net (losses) earnings	(86)	47	50
Basic (losses) earnings per share	$(0.87)	$0.47	$0.51
Diluted (losses) earnings per share	$(0.87)	$0.46	$0.50

	Second Quarter
	Three Months Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
	(Dollars in millions, except per share amounts)

Sales	$3,754	$3,461	$3,365
Gross profit	337	354	352
Restructuring charges and asset impairments	(11)	(11)	(15)
Loss on retirement of debt	(8)	—	(7)
Earnings before income taxes	142	144	136
Net earnings	97	91	85
Basic earnings per share	$0.97	$0.91	$0.86
Diluted earnings per share	$0.94	$0.88	$0.83

	Third Quarter
	Three Months Ended
	September 28,	September 29,	September 30,
	2007	2006	2005
	(Dollars in millions, except per share amounts)

Sales	$3,495	$3,015	$2,917
Gross profit	232	227	250
Restructuring charges and asset impairments	(13)	(3)	(35)
Earnings before income taxes	41	23	15
Net earnings	23	5	10
Basic earnings per share	$0.23	$0.05	$0.10
Diluted earnings per share	$0.22	$0.05	$0.10

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

	Fourth Quarter
	Three Months Ended December 31,
	2007	2006	2005
	(Dollars in millions, except per share amounts)

Sales	$3,886	$3,272	$3,136
Gross profit	323	249	277
Restructuring charges and asset impairments	(19)	(8)	(51)
Earnings before income taxes	95	65	81
Net earnings	56	33	59
Basic earnings per share	$0.56	$0.33	$0.59
Diluted earnings per share	$0.55	$0.32	$0.57

23.	Unconsolidated Affiliates

The Company’s beneficial ownership in affiliates accounted for under the equity method follows:

	Years Ended December 31,
	2007	2006	2005

SM-Sistemas Modulares Ltda. (Brazil)	50%	50%	50%
Shanghai TRW Automotive Safety Systems Co., Ltd (China)	50%	50%	50%
CSG TRW Chassis Systems Co., Ltd. (China)	50%	50%	50%
TH Braking Company S.A.S. (France)	50%	50%	—
Brakes India Limited (India)	49%	49%	49%
Rane TRW Steering Systems Limited (India)	50%	50%	50%
Mediterranea de Volants, S.L. (Spain)	49%	49%	—
Methode Lucas Controls, Inc. (United States)	50%	50%	50%
EnTire Solutions, LLC (United States)	50%	50%	50%
Shin Han Valve Industrial Co., Ltd (Korea)	25%	25%	25%
ABC Sistemas E Módulos Ltda. (Brazil)	33%	33%	33%
Componentes Venezolanos de Dirección, S.A. (Venezuela)	40%	40%	40%
Shin Han Beijing Automobile Parts System Co., Ltd (China)	30%	30%	—

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Summarized aggregate financial information from the balance sheets and statements of operations of the Company’s affiliates accounted for under the equity method follows:

	For the Years Ended and as of December 31,
	2007	2006	2005
	(Dollars in millions)

Condensed Statement of Earnings
Sales	$830	$659	$490
Gross profit	271	211	163
Income from continuing operations	57	46	41
Net income	$57	$46	$41
Condensed Balance Sheets
Current assets	$397	$306	$212
Noncurrent assets	246	206	143
Current liabilities	$222	$179	$123
Noncurrent liabilities	175	131	81

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TRW Automotive Holdings Corp.
Livonia, Michigan

We have audited the accompanying consolidated balance sheets of TRW Automotive Holdings Corp. as of December 31, 2007 and 2006, and the related consolidated statements of earnings, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRW Automotive Holdings Corp. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted certain provisions of Financial Accounting Standards Board Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TRW Automotive Holdings Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Detroit, Michigan
February 20, 2008

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TRW Automotive Holdings Corp.
Livonia, Michigan

We have audited TRW Automotive Holdings Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TRW Automotive Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, TRW Automotive Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of earnings, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2007 and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Detroit, Michigan
February 20, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of December 31, 2007, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the specified time periods.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2007. The assessment was based on criteria established in the framework entitled, Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Based on this assessment, using the criteria referenced above, management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting.  There was no change in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding executive officers, directors and the Company’s change in controlled company status under the rules of the New York Stock Exchange is incorporated by reference from the information under the captions “Executive Officers” and “The Board of Directors” in TRW’s definitive Proxy Statement for the 2008 Annual Meeting of the Stockholders (the “Proxy Statement”), which will be filed within 120 days after December 31, 2007. The information required by Item 10 regarding the audit committee, audit committee financial expert disclosure and our code of ethics is incorporated by reference from the information under the captions “Committees of the Board of Directors” in the Proxy Statement. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not, to the best of our knowledge, be contained in the Proxy Statement.

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

The information required by Item 12 relating to securities authorized for issuance under equity compensation plans is set forth in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” in this Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 regarding transactions with related persons is incorporated by reference from the information under the captions “Transactions with Related Persons” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

The information required by Item 13 regarding director independence is incorporated by reference from the information under the caption “The Board of Directors” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 and certain information regarding auditor independence is incorporated by reference from the information under the caption “Independent Auditors Fees” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) 1. Financial Statements

2. Financial Statement Schedule —

SCHEDULE II

Valuation and Qualifying Accounts for
the years ended December 31, 2007, 2006 and 2005

			Charged
	Balance at	Charged to	(Credited)				Balance at
	Beginning	Costs and	to Other				End of
	of Period	Expenses	Accounts		Deductions		Period
	(Dollars in millions)

Year ended December 31, 2007
Allowance for doubtful accounts	$44	$—	$—		$(1	)(a)	$43
Deferred tax asset valuation allowance	566	90	(215)		—		441
Year ended December 31, 2006
Allowance for doubtful accounts	$40	$9	$—		$(5	)(a)	$44
Deferred tax asset valuation allowance	430	74	62	(b)	—		566
Year ended December 31, 2005
Allowance for doubtful accounts	$39	$17	$—		$(16	)(a)	$40
Deferred tax asset valuation allowance	320	(5)	117	(b)(d)	(2	)(c)	430

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Accumulated other comprehensive losses for foreign currency translation relating to undistributed foreign earnings and reclassifications amongst deferred tax accounts.

(c)	Goodwill for utilization of net operating losses.

(d)	Realization of deferred tax liabilities recorded in purchase accounting.

The other schedules have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits (including those incorporated by reference)

Exhibit
Number	Exhibit Name

2.1	The Master Purchase Agreement, dated as of November 18, 2002 between BCP Acquisition Company L.L.C. and Northrop Grumman Corporation (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
2.2	Amendment No. 1, dated December 20, 2002, to the Master Purchase Agreement, dated as of November 18, 2002, among BCP Acquisition Company L.L.C., Northrop Grumman Corporation, TRW Inc. and TRW Automotive Inc. (Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
2.3	Amendment No. 2, dated February 28, 2003, to the Master Purchase Agreement, dated as of November 18, 2002, among BCP Acquisition Company L.L.C., Northrop Grumman Corporation, Northrop Grumman Space & Mission Systems Corp. and TRW Automotive Inc. (Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
2.4	Agreement for the Purchase and Sale of Shares By and Among TRW Automotive Inc, Automotive Holdings (Spain) SL and Ms. Nuria Castellón García, Mr. Luis Gras Tous, Ms. Maria Luisa Gras Castellón and Mr. José Ramón Sanz Pinedo, dated September 6, 2005 (Incorporated by reference to Exhibit 2.4 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 1, 2005)
2.5	Schedule 8.1, Representations and Warranties of the Sellers, to the Agreement for the Purchase and Sale of Shares By and Among TRW Automotive Inc, Automotive Holdings (Spain) SL and Ms. Nuria Castellón García, Mr. Luis Gras Tous, Ms. Maria Luisa Gras Castellón and Mr. José Ramón Sanz Pinedo, dated September 6, 2005 (Incorporated by reference to Exhibit 2.5 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 1, 2005)
3.1	Amended and Restated Certificate of Incorporation of TRW Automotive Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Annual Report Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2003)
3.2	Third Amended and Restated By-Laws of TRW Automotive Holdings Corp. (Incorporated by reference to Exhibit 3.2 to the Current Report Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 17, 2004)
4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 26, 2004)
4.2	Form of Rights Agreement dated January 23, 2004 between TRW Automotive Holdings Corp. and National City Bank as Rights Agent (Incorporated by reference to Exhibit 4.21 to Amendment No. 5 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 26, 2004)
TRW Automotive Holdings Corp., in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K has omitted filing instruments defining the rights of holders of long-term debt of TRW Automotive Holdings Corp. or any of its subsidiaries, which debt does not exceed 10% of the total assets of TRW Automotive Holdings Corp. and its subsidiaries on a consolidated basis, and agrees to furnish to the Securities and Exchange Commission copies of such instruments upon request
10.1	Fourth Amended and Restated Credit Agreement dated as of December 17, 2004, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Foreign Subsidiary Borrowers party hereto, the Lenders party hereto from time to time, JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank) as Administrative Agent and as Collateral Agent for the Lenders, Bank of America, N.A. and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents, and Credit Suisse First Boston and The Bank of Nova Scotia, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)

Exhibit
Number	Exhibit Name

10.2	Fifth Amended and Restated Credit Agreement dated as of May 9, 2007, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Foreign Subsidiary Borrowers party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank) as Administrative Agent and Bank of America, N.A. as Syndiation Agent (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp. (File No. 001-31970) filed August 1, 2007)
10.3	Amendment No. 1 dated as of March 15, 2005, to the Fourth Amended And Restated Credit Agreement dated as of December 17, 2004, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Foreign Subsidiary Borrowers party thereto, the Lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent for the Lenders, Bank Of America, N.A. and Goldman Sachs Credit Partners L.P., as co-syndication agents, and Credit Suisse First Boston and The Bank Of Nova Scotia, as co-documentation agents (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 5, 2005)
10.4	Incremental Facility Amendment dated as of November 18, 2005, among TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the incremental lenders and JPMorgan Chase Bank, N.A., as administrative agent, to the Fourth Amended and Restated Credit Agreement dated as of December 17, 2004 (as previously amended on March 15, 2005), among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., the U.S. Borrower, the foreign subsidiary borrowers party thereto, the lenders party thereto from time to time, the Administrative Agent, Bank of America, N.A. and Goldman Sachs Credit Partners L.P., each as co-syndication agent, and Credit Suisse First Boston and The Bank of Nova Scotia, each as co-documentation agent (Incorporated by reference to Exhibit 10.72 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp. (File No. 001-31970) for the fiscal year ended December 31, 2005)
10.5	U.S. Guarantee and Collateral Agreement, dated and effective as of February 28, 2003, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Acquisition Corp., each other subsidiary of TRW Automotive Holdings Corp. party thereto, TRW Automotive Finance (Luxembourg), S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to Exhibit to 10.2 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.6	Finco Guarantee Agreement, dated as of February 28, 2003, between TRW Automotive Finance (Luxembourg), S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.7	First-Tier Subsidiary Pledge Agreement, dated and effective as of February 28, 2003, among TRW Automotive Acquisition Corp., each subsidiary of TRW Automotive Acquisition Corp. party thereto and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.8	Receivables Purchase Agreement, dated as of February 28, 2003, among Kelsey-Hayes Company, TRW Automotive U.S. LLC, TRW Vehicle Safety Systems Inc. and Lake Center Industries Transportation, Inc. as sellers, TRW Automotive U.S. LLC, as seller agent and TRW Automotive Receivables LLC, as buyer (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.9	Amendment No. 1, dated as of December 31, 2004 to Receivables Purchase Agreement, dated as of February 28, 2003, among Kelsey-Hayes Company, TRW Automotive U.S. LLC, TRW Vehicle Safety Systems Inc. and Lake Center Industries Transportation, Inc., as sellers, TRW Automotive U.S. LLC, as seller agent and TRW Automotive Receivables LLC, as buyer (Incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.10	Amended and Restated Transfer Agreement, dated as of December 31, 2004, between TRW Automotive Receivables LLC and TRW Automotive Global Receivables LLC (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)

Exhibit
Number	Exhibit Name

10.11	Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders from time to time parties hereto, the committed lenders from time to time parties hereto, JPMorgan Chase Bank, N.A., Credit Suisse First Boston, The Bank of Nova Scotia, Suntrust Capital Markets, Inc. and Dresdner Bank AG, New York Branch, as funding agents and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.12	Amendment No. 1 dated as of February 4, 2005 to the Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders, the funding agents and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.13	Amendment No. 2 dated as of May 2, 2005 to Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders, the funding agents and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 5, 2005)
10.14	Amendment No. 3 dated as of January 19, 2007 to Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, TRW Automotive U.S. LLC, as collection agent, the conduit lenders, the committed lenders, the funding agents and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2006)
10.15	Amended and Restated Servicing Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, TRW Automotive U.S. LLC, as collection agent, the Persons identified on Schedule I thereto, as sub-collection agents, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.16	Amended and Restated Performance Guaranty, dated as of December 31, 2004, among TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Persons identified on Schedule IV thereto, as performance guarantors, TRW Automotive Receivables LLC, TRW Automotive Global Receivables LLC, and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.17	Intellectual Property License Agreement, dated as of February 28, 2003, between TRW Automotive Acquisition Corp. and Northrop Grumman Corporation (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.18	Intellectual Property License Agreement, dated as of February 28, 2003, between Northrop Grumman Corporation and TRW Automotive Acquisition Corp. (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.19	Employee Matters Agreement, dated as of February 28, 2003, between TRW Inc. and Roadster Acquisition Corp. (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.20	Insurance Allocation Agreement, dated as of February 28, 2003, between Northrop Grumman Space and Mission Systems Corp. and TRW Automotive Acquisition Corp. (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.21	Transaction and Monitoring Fee Agreement, dated as of February 28, 2003, between TRW Automotive Holdings Corp. and Blackstone Management Partners IV L.L.C. (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)

Exhibit
Number	Exhibit Name

10.22	Employee Stockholders Agreement, dated as of February 28, 2003, by and among TRW Automotive Holdings Corp. and the other parties named therein (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.23	First Stock Purchase Agreement dated as of March 8, 2005, by and among TRW Automotive Holdings Corp., Northrop Grumman Corporation, and Richmond U.K. Inc. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 5, 2005)
10.24	Second Stock Purchase Agreement dated as of March 8, 2005, by and among TRW Automotive Holdings Corp., Northrop Grumman Corporation, and Richmond U.K. Inc. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 5, 2005)
10.25	Stock Purchase Agreement dated November 6, 2006 by and among TRW Automotive Holdings Corp., Northrop Grumman Corporation and Richmond U.K. Inc. (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2006)
10.26	Stock Purchase and Registration Rights Agreement dated as of March 8, 2005, between TRW Automotive Holdings Corp., and T. Rowe Price Associates, Inc. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 5, 2005)
10.27	Stock Purchase and Registration Rights Agreement dated as of March 8, 2005, between TRW Automotive Holdings Corp., and certain investment advisory client accounts of Wellington Management Company, llp (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 5, 2005)
10.28	Letter Agreement, dated May 27, 2003, between John C. Plant and TRW Automotive Inc. (Incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.29	Employment Agreement, dated as of February 6, 2003 between TRW Automotive Acquisition Corp., TRW Limited and John C. Plant (Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.30	Amendment dated as of December 16, 2004 to Employment Agreement of John C. Plant (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.31	Second Amendment dated as of February 22, 2005 to Employment Agreement of John C. Plant (Incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.32	Third Amendment dated as of July 28, 2006 to Employment Agreement to John C. Plant (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2006)
10.33	Employment Agreement, dated as of February 28, 2003 by and between TRW Automotive Acquisition Corp., TRW Limited and Steven Lunn (Incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.34	Amendment dated as of December 16, 2004 to Employment Agreement of Steven Lunn (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.35	Employment Agreement, dated as of February 27, 2003 by and between TRW Limited and Peter J. Lake (Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.36	Amendment dated as of April 30, 2004 to Employment Agreement of Peter J. Lake (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)

Exhibit
Number	Exhibit Name

10.37	Second Amendment dated as of December 16, 2004 to Employment Agreement of Peter J. Lake (Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.38	Third Amendment dated as of July 29, 2005 to Employment Agreement of Peter J. Lake (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2005)
10.39	Employment Agreement, dated as of February 13, 2003 by and between TRW Automotive Acquisition Corp. and Joseph S. Cantie (Incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.40	Amendment dated as of April 30, 2004 to Employment Agreement of Joseph S. Cantie (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)
10.41	Second Amendment dated as of December 16, 2004 to Employment Agreement of Joseph S. Cantie (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.42	Third Amendment dated as of July 29, 2005 to Employment Agreement of Joseph S. Cantie (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2005)
10.43	Employment Agreement dated as of February 13, 2003 by and between TRW Automotive Acquisition Corp. and David L. Bialosky (Incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.44	Amendment dated as of April 30, 2004 to Employment Agreement of David L. Bialosky (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)
10.45	Second Amendment dated as of December 16, 2004 to Employment Agreement of David L. Bialosky (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.46	Third Amendment dated as of July 29, 2005 to Employment Agreement of David L. Bialosky (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2005)
10.47	Employment Agreement dated as of August 16, 2004 by and between TRW Automotive Inc. and Neil E. Marchuk (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)
10.48	Amendment dated as of December 16, 2004 to Employment Agreement of Neil E. Marchuk (Incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.49	Second Amendment dated as of July 29, 2005 to Employment Agreement of Neil E. Marchuk (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2005)
10.50	Lucas Funded Executive Pension Scheme No. 4 (Incorporated by reference to Exhibit 10.38 to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003)
10.51	Lucas Funded Executive Pension Scheme No. 4 — Plan document relating to previously filed Trust Agreement (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)
10.52	Amended and Restated TRW Automotive Supplemental Retirement Income Plan, dated February 27, 2003 (Incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.53	Executive Supplemental Retirement Plan of TRW Automotive Inc., effective February 28, 2003 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed May 7, 2004)

Exhibit
Number	Exhibit Name

10.54	First Amendment dated as of July 28, 2006 to Executive Supplemental Retirement Plan of TRW Automotive Inc. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2006)
10.55	Second Amendment dated as of November 27, 2006 to Executive Supplemental Retirement Plan of TRW Automotive Inc. (Incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2006)
10.56	TRW Automotive Benefits Equalization Plan (Incorporated by reference to Exhibit 10.39 to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003)
10.57	First Amendment dated as of November 18, 2004 to TRW Automotive Benefit Equalization Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2006)
10.58	Second Amendment dated as of July 31, 2006 to TRW Automotive Benefit Equalization Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2006)
10.59	TRW Automotive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on September 12, 2003)
10.60	First Amendment dated as of November 18, 2004 to TRW Automotive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2006)
10.61	Second Amendment dated as of July 31, 2006 to TRW Automotive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed August 2, 2006)
10.62	Director Offer Letter to J. Michael Losh, dated November 7, 2003 (Incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.63	Director Offer Letter to Francois J. Castaing, dated March 31, 2004 (Incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp., (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.64	Director Offer Letter to Jody Miller, dated January 7, 2005 (Incorporated by reference to Exhibit 10.1 to the Current Report on form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed February 1, 2005)
10.65	Director Offer to James F. Albaugh, dated August 4, 2006 (Incorporated by reference to Exhibit 10.1 to the Current Report on form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed September 18, 2006)
10.66	Amended and Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.65 to Amendment No. 5 to the Registration Statement on Form S-1 of TRW Automotive Holdings Corp., (File No. 333-110513) filed on January 26, 2004)
10.67	Form of General Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 of TRW Automotive Inc., (File No. 333-106702) filed on July 1, 2003)
10.68	Chief Executive Officer Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed February 25, 2005)
10.69	Executive Officer Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed February 25, 2005)
10.70	Chief Executive Officer Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed February 25, 2005)

Exhibit
Number	Exhibit Name

10.71	Executive Officer Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed February 25, 2005)
10.72	Director Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed February 25, 2005)
10.73	Restricted Stock Unit Agreement by and between TRW Automotive Holdings Corp. and Neil E. Marchuk, dated September 7, 2004 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)
10.74	Third Amended and Restated Stockholders Agreement dated as of May 29, 2007 between TRW Automotive Holdings Corp. and Automotive Investors LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed June 1, 2007)
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

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
Joseph S. Cantie
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date: February 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 21, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

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