Form 10-Q
period 2008-03-28
TRW AUTOMOTIVE HOLDINGS CORP
filed 2008-04-30
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2008
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

As of April 23, 2008, the number of shares outstanding of the registrant’s Common Stock was 101,013,365.

TRW Automotive Holdings Corp.

i

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Operations

	Three Months Ended
	March 28,	March 30,
	2008	2007
	(Unaudited)
	(In millions, except per share amounts)

Sales	$4,144	$3,567
Cost of sales	3,803	3,251

Gross profit	341	316
Administrative and selling expenses	132	128
Amortization of intangible assets	9	9
Restructuring charges and asset impairments	8	8
Other expense (income) — net	4	(4)

Operating income	188	175
Interest expense — net	48	63
Loss on retirement of debt	—	147
Accounts receivable securitization costs	1	1
Equity in earnings of affiliates, net of tax	(7)	(6)
Minority interest, net of tax	5	3

Earnings (losses) before income taxes	141	(33)
Income tax expense	47	53

Net earnings (losses)	$94	$(86)

Basic earnings (losses) per share:
Earnings (losses) per share	$0.93	$(0.87)

Weighted average shares	100.8	98.5

Diluted earnings (losses) per share:
Earnings (losses) per share	$0.92	$(0.87)

Weighted average shares	102.2	98.5

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	March 28,	December 31,
	2008	2007
	(Unaudited)
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$562	$895
Marketable securities	3	4
Accounts receivable — net	2,860	2,313
Inventories	936	822
Prepaid expenses and other current assets	336	292

Total current assets	4,697	4,326
Property, plant and equipment — net of accumulated depreciation of $2,564 million and $2,334 million, respectively	2,995	2,910
Goodwill	2,249	2,243
Intangible assets — net	724	710
Pension asset	1,506	1,461
Other assets	660	640

Total assets	$12,831	$12,290

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$80	$64
Current portion of long-term debt	20	30
Trade accounts payable	2,666	2,406
Accrued compensation	296	298
Other current liabilities	1,027	917

Total current liabilities	4,089	3,715
Long-term debt	3,064	3,150
Postretirement benefits other than pensions	586	591
Pension benefits	516	497
Other long-term liabilities	1,046	1,011

Total liabilities	9,301	8,964
Minority interests	144	134
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,182	1,176
Retained earnings	495	398
Accumulated other comprehensive earnings	1,708	1,617

Total stockholders’ equity	3,386	3,192

Total liabilities, minority interests and stockholders’ equity	$12,831	$12,290

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 28,	March 30,
	2008	2007
	(Unaudited)
	(Dollars in millions)

Operating Activities
Net earnings (losses)	$94	$(86)
Adjustments to reconcile net earnings (losses) to net cash used in operating activities:
Depreciation and amortization	147	131
Net pension and other postretirement benefits income and contributions	(54)	(41)
Loss on retirement of debt	—	147
Other — net	(23)	10
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable — net	(420)	(420)
Inventories	(58)	(37)
Trade accounts payable	150	121
Prepaid expense and other assets	(15)	(36)
Other liabilities	64	(10)

Net cash used in operating activities	(115)	(221)
Investing Activities
Capital expenditures, including other intangible assets	(97)	(119)
Acquisitions, net of cash acquired	(40)	(12)
Termination of interest rate swaps	—	(12)
Proceeds from sale/leaseback transactions	1	6
Net proceeds from asset sales	—	1

Net cash used in investing activities	(136)	(136)
Financing Activities
Change in short-term debt	14	36
Net repayments on revolving credit facility	(90)	—
Proceeds from issuance of long-term debt, net of fees	4	1,477
Redemption of long-term debt	(43)	(1,396)
Proceeds from exercise of stock options	2	5

Net cash (used in) provided by financing activities	(113)	122
Effect of exchange rate changes on cash	31	—

Decrease in cash and cash equivalents	(333)	(235)
Cash and cash equivalents at beginning of period	895	578

Cash and cash equivalents at end of period	$562	$343

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements

1.	Description of Business

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on February 21, 2008. Certain prior period amounts have been reclassified to conform to the current year presentation. The Company has revised its consolidated statement of operations for the three months ended March 30, 2007 to reclassify certain amounts previously reported within administrative and selling expenses to cost of sales. The Company has also reclassified certain items between trade accounts payable and other current liabilities in the condensed consolidated balance sheet as of December 31, 2007.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three months ended March 28, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

The Company follows a fiscal calendar that ends on December 31. However, each fiscal quarter has three periods consisting of one five week period and two four week periods. Each quarterly period ends on a Friday, with the possible exception of the final quarter of the year, which always ends on December 31.

Earnings (Losses) per Share.  Basic earnings (losses) per share are calculated by dividing net earnings (losses) by the weighted average shares outstanding during the period. Diluted earnings (losses) per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings (losses) per share were:

	Three Months Ended
	March 28,	March 30,
	2008	2007

Weighted average shares outstanding	100.8	98.5
Effect of dilutive securities	1.4	—

Diluted shares outstanding	102.2	98.5

For the three months ended March 30, 2007, there were no dilutive securities included in the calculation of diluted earnings per share because the inclusion of any securities in the calculation would have been anti-dilutive due to the net loss.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The following table presents the movement in the product warranty liability for the three month periods ended March 28, 2008 and March 30, 2007:

	Three Months Ended
	March 28,	March 30,
	2008	2007
	(Dollars in millions)

Beginning balance	$140	$133
Current period accruals, net of changes in estimates	13	15
Used for purposes intended	(18)	(15)
Effects of foreign currency translation	6	2

Ending balance	$141	$135

Comprehensive Earnings (Losses).  The changes in components of comprehensive earnings (losses), net of related tax, are reflected below:

	Three Months Ended
	March 28,	March 30,
	2008	2007
	(Dollars in millions)

Net earnings (losses)	$94	$(86)
Foreign currency translation	125	14
Retirement obligations	(6)	(4)
Deferred cash flow hedges	(28)	(4)

Comprehensive earnings (losses)	$185	$(80)

Recently Issued Accounting Pronouncements.  In April 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The Company is currently assessing the effects of FSP FAS 142-3 and has not yet determined its impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133.” SFAS No. 161 enhances derivative and hedging activity disclosures pertaining to: (a) how derivative instruments are used; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133; and (c) how derivative instruments and related hedged items affect financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company anticipates that the adoption of SFAS No. 161 will not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard requires the

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

recognition of a noncontrolling interest (minority interest) as equity, while income attributable to the noncontrolling interest will be included in consolidated net income of the parent. Furthermore, changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest, while the parent recognizes a gain or loss when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the effects of SFAS No. 160 and has not yet determined its impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the recognition of all the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items and require that acquisition costs and restructuring costs associated with a business combination be expensed. In addition, noncontrolling interests and in-process research and development will be recorded at fair value at the acquisition date. SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the effects of SFAS No. 141(R) and has not yet determined its impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115.” SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on the items for which the fair value option has been elected in earnings. SFAS No. 159 is effective for the Company on January 1, 2008, and the Company does not currently intend to elect to re-measure any of its existing financial assets or financial liabilities under the provisions of SFAS No. 159. The Company also does not currently intend to apply the provisions of SFAS No. 159 to any other financial instruments, which includes firm commitments.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The Company adopted SFAS No. 157, effective January 1, 2008, for financial assets and financial liabilities and other items recognized or disclosed in the consolidated financial statements on a recurring basis. See Note 9. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company has delayed recognizing the fair value of the liabilities associated with its exit or disposal activities under the principles of SFAS No. 157 until January 1, 2009 as allowed by FSP FAS 157-2. The Company has not completed its analysis of the potential impact of the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities (effective January 1, 2009) on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” This FSP excludes certain leasing transactions accounted for under FASB Statement No. 13, “Accounting for Leases” from the scope of SFAS No. 157. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP FAS 157-1 is effective upon the Company’s initial adoption of SFAS No. 157. The Company anticipates that this FSP will not have a material impact on its consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

3.	Inventories

The major classes of inventory are as follows:

	As of
	March 28,	December 31,
	2008	2007
	(Dollars in millions)

Finished products and work in process	$470	$412
Raw materials and supplies	466	410

Total inventories	$936	$822

4.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components
	Segment	Segment	Segment	Total
		(Dollars in millions)

Balance as of December 31, 2007	$848	$937	$458	$2,243
Purchase price adjustments	(1)	—	—	(1)
Effects of foreign currency translation	—	7	—	7

Balance as of March 28, 2008	$847	$944	$458	$2,249

Intangible assets

The following table reflects intangible assets and related accumulated amortization:

	As of March 28, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
			(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$522	$(120)	$402	$500	$(114)	$386
Developed technology	82	(53)	29	81	(50)	31
Non-compete agreements	1	—	1	1	—	1

Total	605	$(173)	432	582	$(164)	418

Indefinite-lived intangible assets:
Trademarks	292		292	292		292

Total	$897		$724	$874		$710

During the three months ended March 28, 2008, the Company completed an acquisition in its Chassis Systems segment which was not material to the Company’s financial position. In conjunction with this acquisition, the Company recorded a customer relationship intangible asset of approximately $19 million.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

The Company expects that ongoing amortization expense will approximate the following over the next five years:

Years Ended December 31,
(Dollars in millions)

2008	$36
2009	36
2010	36
2011	29
2012	26

5.	Other Expense (Income) — Net

The following table provides details of other expense (income) — net:

	Three Months Ended
	March 28,	March 30,
	2008	2007
	(Dollars in millions)

Provision for bad debts	$3	$—
Net losses on sales of assets	1	—
Foreign currency exchange losses	9	2
Royalty and grant income	(7)	(6)
Miscellaneous other income	(2)	—

Other expense (income) — net	$4	$(4)

6.	Accounts Receivable Securitization

United States Facility.  The United States receivables facility, as amended (the “Receivables Facility”), extends until December 2009 and provides up to $209 million in funding from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors. As of March 28, 2008, based on the terms of the Receivables Facility, approximately $234 million of the Company’s reported accounts receivable were considered eligible to support borrowings under the Receivables Facility, of which approximately $173 million was available for funding. The Company had no outstanding borrowings under the Receivables Facility as of March 28, 2008 and December 31, 2007.

Other Receivables Facilities.  In addition to the Receivables Facility described above, certain of the Company’s European subsidiaries have entered into receivables financing arrangements. The Company has up to €75 million available until January 2009 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. In April 2008, the Company replaced its existing £25 million receivables financing arrangement involving a wholly-owned special purpose vehicle, which could purchase trade receivables from its United Kingdom affiliates and sell those trade receivables to a United Kingdom bank. The new receivables financing arrangement provides for the sale of trade receivables from the Company’s United Kingdom affiliates directly to a United Kingdom bank. It has availability of up to £25 million through April 2009. The Company has a factoring arrangement in France which provides for availability of up to €80 million until July 2008. This arrangement involves a wholly-owned special purpose vehicle, which purchases trade receivables from its French affiliates and sells those trade receivables to a French bank. All European arrangements are renewable for one year at the end of their respective terms, if not terminated. As of March 28, 2008, approximately €134 million and £25 million were available for funding under the Company’s European accounts receivable facilities. There were no outstanding borrowings under any of these facilities as of March 28, 2008 or December 31, 2007.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

7.	Income Taxes

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

Income tax expense for the three months ended March 28, 2008 was $47 million on pre-tax earnings of $141 million. Income tax expense for the three months ended March 30, 2007 was $53 million on pre-tax losses of $33 million and does not include a tax benefit related to the $147 million loss on retirement of debt. As of March 28, 2008, the income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which a corresponding income tax expense or benefit is not recognized, partially offset by favorable foreign tax rates, holidays, and credits.

8.	Pension Plans and Postretirement Benefits Other Than Pensions

The Company adopted the measurement-date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective January 1, 2008 using the one-measurement approach. As a result, the Company changed the measurement date for its pension and other postretirement plans from October 31 to its year end date of December 31. Under the one-measurement approach, net periodic benefit cost of the Company for the period between October 31, 2007 and December 31, 2008 is being allocated proportionately between amounts recognized as an adjustment of retained earnings at January 1, 2008 and net periodic benefit cost for the year ending December 31, 2008. The Company recorded an adjustment which increased retained earnings by approximately $3 million, net of tax in relation to this allocation. Other changes in the fair value of plan assets and benefit obligations (for example, gains or losses) between October 31, 2007 and December 31, 2008, will be recognized in accumulated other comprehensive earnings on December 31, 2008.

Pension Plans

The following table provides the components of net pension (income) cost for the Company’s defined benefit pension plans for the three months ended March 28, 2008 and March 30, 2007:

	Three Months Ended
	March 28,			March 30,
	2008			2007
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$4	$9	$5	$5	$11	$6
Interest cost on projected benefit obligations	16	78	11	16	71	9
Expected return on plan assets	(21)	(103)	(5)	(18)	(95)	(4)
Amortization	(3)	—	—	(3)	—	1
Curtailments/settlements	—	—	—	—	—	(1)

Net pension (income) cost	$(4)	$(16)	$11	$—	$(13)	$11

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

Postretirement Benefits Other Than Pensions (“OPEB”)

The following table provides the components of net OPEB cost for the Company’s plans for the three months ended March 28, 2008 and March 30, 2007:

	Three Months Ended
	March 28,	March 30,
	2008	2007
	(Dollars in millions)

Service cost	$1	$2
Interest cost on projected benefit obligations	9	9
Amortization	(5)	(8)
Settlements	(1)	(5)

Net postretirement benefit cost (income)	$4	$(2)

During the three months ended March 28, 2008 and March 30, 2007, the Company recorded settlement gains of $1 million and $5 million, respectively, related to retiree medical buyouts.

9.	Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” for financial assets and financial liabilities and other items recognized or disclosed in the consolidated financial statements on a recurring basis. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

The fair value measurements for assets and liabilities recognized in the Company’s condensed consolidated balance sheet at March 28, 2008 are as follows:

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in millions)

Available-for-Sale securities	$3	$—	$—	$3
Derivative assets	—	32	—	32

Total assets	$3	$32	$—	$35

Derivative liabilities	$—	$53	$—	$53

As of March 28, 2008, no fair value measurements for assets or liabilities under Level 3 were recognized in the Company’s consolidated financial statements.

The Company utilizes the market approach to determine the fair value of its assets and liabilities under Level 1 of the fair value hierarchy. The market approach pertains to transactions in active markets involving identical assets or liabilities.

The fair values determined through Level 2 of the fair value hierarchy are derived principally from or corroborated by observable market data. Inputs include quoted prices for similar assets, liabilities (risk adjusted) and market-corroborated inputs, such as market comparables, interest rates, yield curves and other items that allow value to be determined.

The fair values pertaining to Level 3 of the fair value hierarchy are derived principally from unobservable inputs from the Company’s own assumptions about market risk developed based on the best information available, subject to cost benefit analysis, and may include the Company’s own data. When there are no observable

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

comparables, inputs used to determine value are derived through extrapolation and interpolation and other Company-specific inputs such as projected financial data and the Company’s own views about the assumptions that market participants would use.

The following table presents items as of March 28, 2008 that are within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” that are not recognized in the Company’s condensed consolidated financial statements at fair value:

	Carrying	Fair
	Value	Value
	(Dollars in millions)

Floating rate debt	$1,516	$1,430
Fixed rate debt	1,648	1,487

The fair value of the floating rate debt and the fixed rate debt was determined through Level 2 of the fair value hierarchy described above.

There were no changes in the Company’s valuation techniques during the three months ended March 28, 2008.

10.	Debt

Total outstanding debt of the Company as of March 28, 2008 and December 31, 2007 consisted of the following:

	As of
	March 28,	December 31,
	2008	2007
	(Dollars in millions)

Short-term debt	$80	$64

Long-term debt:
Senior notes, due 2014 and 2017	$1,522	$1,505
Senior and senior subordinated notes, due 2013	—	19
Term loan facilities	1,098	1,098
Revolving credit facility	339	429
Capitalized leases	63	63
Other borrowings	62	66

Total long-term debt	3,084	3,180
Less current portion	20	30

Long-term debt, net of current portion	$3,064	$3,150

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

On February 15, 2008, the Company redeemed all of its then remaining Old Notes for $20 million and recorded a loss on retirement of debt of $1 million.

On March 13, 2008, the Company entered into a transaction to repurchase $12 million in principal amount of the 7% Senior Notes outstanding and recorded a gain on retirement of debt of $1 million. The repurchased notes were retired upon settlement on March 18, 2008.

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

Other Borrowings

In January 2008, the Company entered into a series of interest rate swap agreements with a total notional value of $300 million to hedge the variability of interest payments associated with its variable-rate term debt. The swap agreements mature in January 2010. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, these swaps qualify for cash flow hedge accounting treatment. As of March 28, 2008, the Company recorded an obligation of approximately $5 million related to these interest rate swaps along with a corresponding reduction in other comprehensive income. Ineffectiveness from the interest rate swaps recorded to other income in the consolidated statement of operations was insignificant.

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

11.	Restructuring Charges and Asset Impairments

Restructuring charges and asset impairments include the following:

	Three Months Ended
	March 28,	March 30,
	2008	2007
	(Dollars in millions)

Severance and other charges	$4	$5
Asset impairments related to restructuring activities	—	3

Total restructuring charges	4	8
Other asset impairments	4	—

Total restructuring charges and asset impairments	$8	$8

Restructuring charges and asset impairments by segment are as follows:

Chassis Systems

For each of the three month periods ended March 28, 2008 and March 30, 2007, the Company incurred approximately $3 million of charges related to severance and headcount reductions at various production facilities.

For the three months ended March 28, 2008, the Company recorded other asset impairments of approximately $4 million to write down certain machinery and equipment to fair value based on estimated future cash flows.

Occupant Safety Systems

For each of the three month periods ended March 28, 2008 and March 30, 2007, the Company incurred approximately $1 million of charges related to severance, retention and outplacement services at various production facilities.

For the three months ended March 30, 2007, the Company recorded net asset impairments related to restructuring activities of approximately $3 million to write down certain machinery and equipment to fair value based on estimated future cash flows.

Automotive Components

For the three months ended March 28, 2008, the Company incurred de minimis restructuring charges in its Automotive Components segment.

For the three months ended March 30, 2007, the Company incurred approximately $1 million of charges related to severance and headcount reductions at various production facilities.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges:

	Three Months Ended
	March 28,	March 30,
	2008	2007
	(Dollars in millions)

Beginning balance	$34	$66
Current period accruals, net of changes in estimates	4	5
Purchase price allocation	1	1
Used for purposes intended	(10)	(19)
Effects of foreign currency translation	(1)	—

Ending balance	$28	$53

Of the $28 million restructuring reserve accrued as of March 28, 2008, approximately $24 million is expected to be paid in 2008. The remaining balance is expected to be paid in 2009 through 2012 and is comprised primarily of involuntary employee termination arrangements outside the United States.

During each of the three month periods ended March 28, 2008 and March 30, 2007, the Company recorded net adjustments of approximately $1 million to purchase price allocations for severance and other costs pertaining to the planned closure of certain facilities in relation to acquisitions in accordance with the provisions of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

12.	Capital Stock

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the “Common Stock”), of which 101,013,951 shares are issued and outstanding as of March 28, 2008, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations under the Company’s stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

From time to time, capital stock is issued in conjunction with the exercise of stock options and the vesting of restricted stock units issued as part of the Company’s stock incentive plan.

13.	Share-Based Compensation

Effective in February 2003, the Company established the TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (as amended, the “Plan”), which permits the grant of up to 18,500,000 non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to the employees, directors or consultants of the Company or its affiliates.

As of March 28, 2008, the Company had approximately 2,462,000 shares of Common Stock available for issuance under the Plan. Approximately 7,918,000 options and 957,000 nonvested restricted stock units were outstanding as of the same date. The majority of the options have a 10-year term and vest ratably over five years.

On February 26, 2008, the Company granted 997,500 stock options and 525,500 restricted stock units to employees, executive officers and directors of the Company pursuant to the Plan. The options have an 8-year life, and both the options and a majority of the restricted stock units vest ratably over three years. The options have an exercise price equal to the fair value of the stock on the grant date, which was $24.38.

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

The total share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended
	March 28,	March 30,
	2008	2007
	(Dollars in millions)

Stock options	$3	$3
Restricted stock units	3	2

Total share-based compensation expense	$6	$5

14.	Related Party Transactions

Blackstone.  In connection with the acquisition by affiliates of The Blackstone Group L.P. (“Blackstone”) of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop Grumman Corporation (“Northrop”) (the “Acquisition”), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals; and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services. Approximately $1 million is included in the consolidated statements of operations for each of the three month periods ended March 28, 2008 and March 30, 2007.

Core Trust Purchasing Group.  In the first quarter of 2006, the Company entered into a five-year participation agreement (“participation agreement”) with Core Trust Purchasing Group, formerly named Cornerstone Purchasing Group LLC (“CPG”) designating CPG as exclusive agent for the purchase of certain indirect products and services. CPG is a “group purchasing organization” which secures from vendors pricing terms for goods and services that are believed to be more favorable than participants could obtain for themselves on an individual basis. Under the participation agreement the Company must purchase 80% of the requirements of its participating locations for the specified products and services through CPG. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendor in respect of purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of purchases by the Company under the participation agreement to an affiliate of Blackstone. The affiliate of Blackstone received de minimis fees from CPG for each of the three months ended March 28, 2008 and March 30, 2007 in respect of Company purchases.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

15.	Operating Segments

The following table presents certain financial information by segment:

	Three Months Ended
	March 28,	March 30,
	2008	2007

Sales to external customers:
Chassis Systems	$2,342	$1,896
Occupant Safety Systems	1,274	1,182
Automotive Components	528	489

Total sales	$4,144	$3,567

Earnings (losses) before taxes:
Chassis Systems	$76	$67
Occupant Safety Systems	114	123
Automotive Components	28	24

Segment earnings before taxes	218	214
Corporate expense and other	(28)	(36)
Finance costs	(49)	(64)
Loss on retirement of debt	—	(147)

Earnings (losses) before income taxes	$141	$(33)

Intersegment sales:
Chassis Systems	$6	$8
Occupant Safety Systems	28	30
Automotive Components	14	10

	$48	$48

16.	Contingencies

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

As of March 28, 2008, the Company had reserves for environmental matters of $53 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement relating to the Acquisition. The Company believes

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company’s financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position or results of operations or cash flows or the possible effect of compliance with environmental requirements imposed in the future.

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

While certain of the Company’s subsidiaries have been subject in recent years to asbestos-related claims, management believes that such claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In general, these claims seek damages for illnesses alleged to have resulted from exposure to asbestos used in certain components sold by the Company’s subsidiaries. Management believes that the majority of the claimants were assembly workers at the major U.S. automobile manufacturers. The vast majority of these claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. Management believes that, to the extent any of the products sold by the Company’s subsidiaries and at issue in these cases contained asbestos, the asbestos was encapsulated. Based upon several years of experience with such claims, management believes that only a small proportion of the claimants has or will ever develop any asbestos-related illness.

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

Management believes that the ultimate resolution of the foregoing matters will not have a material effect on the Company’s financial condition, results of operations, or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 21, 2008, and the other information included herein. References in this quarterly report on Form 10-Q (this “Report”) to “we,” “our,” or the “Company” refer to TRW Automotive Holdings Corp., together with its subsidiaries.

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

Financial Results.  Our net sales for the three months ended March 28, 2008 were $4.1 billion, which represents an increase of 16% over the first quarter of 2007. The increase in sales of $577 million was driven primarily by favorable foreign currency exchange rates along with a higher level of lower margin module sales and higher production volumes in China and South America, partially offset by a decline in production volumes in North America, including the effects of a supplier-related strike that negatively impacted operations at one of our customers. Operating income for the three months ended March 28, 2008 was $188 million compared to $175 million for the three months ended March 30, 2007. The increase in operating income of $13 million was driven primarily by achievement of significant cost reductions and performance initiatives, partially offset by price reductions to our customers, increased commodity costs and the impact of operating inefficiencies due to low vehicle production in North America. Additionally, certain events occurred during the three months ended March 30, 2007 that negatively impacted operating income, such as property damage and business interruption caused by a roof collapse at one of our South American facilities.

Net earnings for the three months ended March 28, 2008 were $94 million as compared to net losses of $(86) million for the three months ended March 30, 2007. Included in net losses for the three months ended March 30, 2007 is a loss on retirement of debt of $147 million related to the repurchase of substantially all of our then-outstanding senior notes and senior subordinated notes. Reduced interest expense due to the debt refinancing as well as lower tax expense also significantly contributed to the increase in net earnings for the three months ended March 28, 2008 compared to the similar period in 2007.

The Unfavorable Automotive Climate.  The automotive and automotive supply industries continued to experience unfavorable developments during the first quarter of 2008. These developments and trends include:

•	a decline in market share and significant production cuts among some of our largest customers primarily in North America, including Ford Motor Company, General Motors Corporation and Chrysler LLC (the “Big Three”);

•	continuing pricing pressure from OEMs;

•	the continued rise in inflationary pressures impacting certain commodities such as ferrous metals, base metals, petroleum-based products, resins, yarns, and other chemicals;

•	changes in foreign currency exchange rates that affect the relative competitiveness of manufacturing operations in different geographic regions;

•	overall negative macroeconomic conditions, mainly in the United States and North America and indications of a weakening European economy;

•	the deteriorating financial condition of certain of our customers and the resulting uncertainty as they continue to implement restructuring initiatives, including in certain cases, significant capacity reductions and/or reorganization under bankruptcy laws;

•	a consumer shift in the North American market away from sport utility vehicles and light trucks to more fuel efficient cross-over utility vehicles and passenger cars; and

•	the growing concerns over the economic viability of our Tier 2 and Tier 3 supply base, which faces inflationary pressures and financial instability in certain of its customers.

In recent years and continuing into 2008, the Big Three have seen a steady decline in their market share for vehicle sales in North America with Asian OEMs increasing their share in these markets. Although we do have business with the Asian OEMs, our customer base is more heavily weighted toward other OEMs. Declining market share and inherent legacy issues with the Big Three have led to recent, unprecedented production cuts. During the first three months of 2008, Big Three North American production levels declined approximately 14% as compared to the same period in 2007.

In the U.S., overall negative economic conditions, including downturns in the housing and mortgage markets, energy and food inflation, and a weakening job market, have led to slowed growth. Such conditions have dampened the sentiment of consumers, who have delayed purchases of durable consumer goods (such as automobiles) as a result. Further, light and heavy duty pickup truck sales have slowed, mainly as a result of slowed housing construction and higher gas prices. Such delayed consumer purchases and lower anticipated truck sales have caused our customers to lower production volumes significantly.

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

In addition, work stoppages or other labor issues may potentially occur at our customers’ or their suppliers’ facilities or at our or our own suppliers’ facilities, which may have a material adverse effect on us. During the first three months of 2008, a labor disruption occurred at a supplier of General Motors Corporation during the renegotiation of a labor agreement with one of its major unions. The disruption impacted General Motors Corporation’s production and, as a result, its purchases from us. This disruption did not have a material impact on our business in the first quarter of 2008, but as the disruption continues it could negatively affect us.

Through the first quarter of 2008, commodity inflation continued to impact the industry. Costs of petroleum-based products were volatile, and the per barrel price of oil reached record highs. Further, ferrous metals and other base metal prices, resins, yarns and energy costs continued to increase during the quarter. Consequently, overall commodity inflation pressures remain a significant concern for our business and have placed a considerable operational and financial burden on the Company. We expect such inflationary pressures to continue into the foreseeable future, both in North America and Europe, and we continually work with our suppliers and customers to mitigate the impact of increasing commodity costs. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.

Furthermore, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected or their inability to adequately mitigate inflationary pressures. These pressures have proven to be insurmountable to some of our suppliers and we have seen the number of bankruptcies and insolvencies increase. While the unstable condition of some of our suppliers or their failure to perform has not led to any material disruptions thus far, it has led to certain delivery delays and production issues, and has negatively impacted certain of our businesses in 2008. The overall condition of our supply base may possibly lead to further delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best source of supply.

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

Foreign Currency Exchange Impact.  The favorable impact on our reported earnings in U.S. dollars resulting from the translation of results denominated in other currencies, mainly the euro, which has appreciated against the U.S. dollar, was partially offset by the negative impact of certain other currency fluctuations. Even after hedging these other currency exposures, significant fluctuations, primarily the strengthening of the Canadian dollar and Brazilian real against the U.S. dollar and the strengthening of the Polish zloty and Czech koruna against the euro, negatively impacted our margins.

Company Strategy.  Through the first quarter 2008, our operations have been able to produce favorable results despite the negative industry pressures previously discussed. The effect of the unfavorable industry climate was mitigated by, among other things, our customer, product and geographic diversity. We also benefited from sales growth in Europe and Asia, continued demand for safety products, continued implementation of previously announced restructuring actions and targeted cost reductions throughout our businesses.

We have significant exposure to the European market, with approximately 57% of our 2007 sales generated from that region. We have also experienced favorable growth in the Asian market, with a sales increase of approximately $380 million, or 44% from 2006 to 2007. Our geographic diversity and presence in these regions has helped offset many of the negative industry pressures and sales declines experienced in the North American market. The European market remains extremely competitive and, similar to the North American market, has also experienced major inroads by Asian manufacturers into the region over the past few years. While many of our major OEM customers have implemented, or are in the process of implementing, varying levels of restructuring actions in North America, no significant actions have been experienced recently in the European market. We are not aware of, nor do we anticipate, any major restructuring aimed at reducing vehicle assembly capacity at our major European customers.

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

On February 15, 2008, the Company redeemed all of its then remaining Old Notes for $20 million and recorded a loss on retirement of debt of $1 million.

On March 13, 2008, the Company entered into a transaction to repurchase $12 million in principal amount of the 7% Senior Notes outstanding and recorded a gain on retirement of debt of $1 million. The repurchased notes were retired upon settlement on March 18, 2008.

Effective Tax Rate.  Our overall effective tax rate is equal to consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. We are in a position whereby losses incurred in certain tax jurisdictions provide no current financial statement tax benefit. In addition, certain jurisdictions have statutory tax rates that differ from the United States statutory rate. As such, changes in the mix of earnings between jurisdictions could have a significant impact on our overall effective tax rate in future periods. Changes in tax law and rates as well as changes in our debt and capital structure could also have a significant impact on our effective rate in future periods.

RESULTS OF OPERATIONS

The following unaudited consolidated statements of operations compare the results of operations for the three months ended March 28, 2008 and March 30, 2007.

Total Company Results of Operations

Consolidated Statements of Operations
For the Three Months Ended March 28, 2008 and March 30, 2007
(Unaudited)

	Three Months Ended		Variance
	March 28,	March 30,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Sales	$4,144	$3,567	$577
Cost of sales	3,803	3,251	552

Gross profit	341	316	25
Administrative and selling expenses	132	128	4
Amortization of intangible assets	9	9	—
Restructuring charges and asset impairments	8	8	—
Other expense (income) — net	4	(4)	8

Operating income	188	175	13
Interest expense — net	48	63	(15)
Loss on retirement of debt	—	147	(147)
Accounts receivable securitization costs	1	1	—
Equity in earnings of affiliates, net of tax	(7)	(6)	(1)
Minority interest, net of tax	5	3	2

Earnings (losses) before income taxes	141	(33)	174
Income tax expense	47	53	(6)

Net earnings (losses)	$94	$(86)	$180

Three Months Ended March 28, 2008 Compared to Three Months Ended March 30, 2007

Sales increased by $577 million for the three months ended March 28, 2008 as compared to the three months ended March 30, 2007. Foreign currency exchange had a $358 million favorable effect on sales, as the dollar continued to weaken against other currencies (most notably the euro). Higher volume (net of price reductions provided to customers) of $219 million also contributed to the sales increase, driven primarily by increased module sales and industry growth in South America and China, partially offset by the continued decline in North American vehicle production, including the effects of a supplier-related labor disruption that negatively impacted operations at General Motors Corporation.

Gross profit increased by $25 million for the three months ended March 28, 2008 as compared to the three months ended March 30, 2007. The increase was driven primarily by cost reductions in excess of inflation and price reductions, as well as other costs related to our customers which did not recur in the current period, together which net to $28 million, and net favorable currency effects of $16 million. Other favorable drivers included the non-recurrence of costs resulting from property damage at our brake line production facility located in South America of $8 million, lower warranty costs of $5 million and a reduction in pension and postretirement benefit expense of $4 million. The favorable items were partially offset by higher engineering expense coupled with lower recoveries totaling $32 million, and adverse product mix (net of favorable volume) of $4 million which was driven by lower customer vehicle production in North America and the replacement of programs with lower margin module business. Gross profit as a percentage of sales for the three months ended March 28, 2008 was 8.2% compared to 8.9% for the three months ended March 30, 2007.

Administrative and selling expenses increased by $4 million for the three months ended March 28, 2008 as compared to the three months ended March 30, 2007. The increase was driven primarily by the unfavorable impact of foreign currency exchange of $11 million and an increase in pension and other postretirement benefit expense of $2 million, partially offset by cost reductions in excess of inflation and other items of $10 million. Administrative and selling expenses as a percentage of sales were 3.2% for the three months ended March 28, 2008, as compared to 3.6% for the three months ended March 30, 2007.

Other expense (income) — net decreased by $8 million for the three months ended March 28, 2008 as compared to the three months ended March 30, 2007. The change was primarily due to an increase in foreign currency exchange losses of $7 million, along with an increase in the provision for bad debts of $3 million, partially offset by an increase in other income items of $1 million.

Interest expense-net decreased by $15 million for the three months ended March 28, 2008 as compared to the three months ended March 30, 2007. The decrease in interest expense was driven primarily by the lower interest rates of the New Senior Notes as compared to the Old Notes.

Loss on retirement of debt decreased by $147 million for the three months ended March 28, 2008 as compared to the three months ended March 30, 2007. On March 26, 2007, we repurchased substantially all of the Old Notes for $1,386 million resulting in a loss on retirement of debt of $147 million, comprised of $111 million for redemption premiums paid for the Old Notes tendered on or before the Consent Date, $20 million for the write-off of deferred debt issuance costs, $11 million relating to the principal amount in excess of carrying value of the 9 3/8% Senior Notes and $5 million of fees.

Income tax expense for the three months ended March 28, 2008 was $47 million on pre-tax earnings of $141 million as compared to income tax expense of $53 million on pre-tax losses of $33 million for the three months ended March 30, 2007. Income tax expense for the three months ended March 30, 2007, includes no tax benefit related to the $147 million loss on retirement of debt. The income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which a corresponding income tax expense or benefit is not recognized, partially offset by favorable foreign tax rates, holidays, and credits.

Segment Results of Operations

Chassis Systems

Three Months Ended March 28, 2008 Compared to Three Months Ended March 30, 2007

	Three Months Ended		Variance
	March 28,	March 30,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Sales	$2,342	$1,896	$446
Earnings before taxes	76	67	9
Restructuring charges and asset impairments included in earnings before taxes	7	3	4

Sales increased by $446 million for the three months ended March 28, 2008 as compared to the three months ended March 30, 2007. The increase was driven primarily by favorable volume (net of price reductions provided to customers and the effects of a supplier-related labor disruption that negatively impacted operations at General Motors Corporation) of $236 million, which is attributable primarily to increased module sales and industry growth in South America and China, and the favorable impact of foreign currency exchange of $210 million.

Earnings before taxes increased by $9 million for the three months ended March 28, 2008 as compared to the three months ended March 30, 2007. The increase was driven primarily by favorable volume in excess of unfavorable customer mix, which net to $11 million. The adverse mix was primarily driven by increased sales of lower margin modules. Also contributing to the increase in earnings were the non-recurrence of costs in 2007 related to property damage at our brake line production facility located in South America of $9 million, lower warranty expense of $7 million and the favorable impact of foreign currency exchange of $3 million. These favorable items were partially offset by higher engineering expense and lower recoveries totaling $13 million, increased restructuring and impairment costs of $4 million, and price reductions and inflation in excess of cost reductions of $3 million.

For the three months ended March 28, 2008, we recorded restructuring charges of $3 million in connection with severance and other costs and $4 million in other asset impairments to write down certain machinery and equipment to fair value. For the three months ended March 30, 2007, we recorded restructuring charges of $3 million related to severance and headcount reductions in connection with the closure and consolidation of certain facilities.

Occupant Safety Systems

Three Months Ended March 28, 2008 Compared to Three Months Ended March 30, 2007

	Three Months Ended		Variance
	March 28,	March 30,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Sales	$1,274	$1,182	$92
Earnings before taxes	114	123	(9)
Restructuring charges and asset impairments included in earnings before taxes	1	4	(3)

Sales increased by $92 million for the three months ended March 28, 2008 as compared to the three months ended March 30, 2007. The increase was driven primarily by the favorable impact of foreign currency exchange of $101 million, partially offset by price reductions to customers (net of favorable volume) of $9 million.

Earnings before taxes decreased by $9 million for the three months ended March 28, 2008 as compared to the three months ended March 30, 2007. The decrease was driven primarily by higher engineering expense and lower recoveries totaling $19 million, adverse mix (net of higher volume) of $17 million, the unfavorable impact of foreign currency exchange of $2 million, partially offset by cost reductions (in excess of inflation and price reductions) of $27 million, and lower restructuring and impairment costs of $3 million.

We recorded restructuring charges of $1 million related to severance and other costs for each of the three months ended March 28, 2008 and March 30, 2007. For the three months ended March 30, 2007, we recorded net asset impairments related to restructuring activities of $3 million to write down certain machinery and equipment to fair value.

Automotive Components

Three Months Ended March 28, 2008 Compared to Three Months Ended March 30, 2007

	Three Months Ended		Variance
	March 28,	March 30,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Sales	$528	$489	$39
Earnings before taxes	28	24	4
Restructuring charges included in earnings before taxes	—	1	(1)

Sales increased by $39 million for the three months ended March 28, 2008 as compared to the three months ended March 30, 2007. The increase was driven primarily by the favorable impact of foreign currency exchange of $48 million, partially offset by price reductions to customers and unfavorable volume totaling $8 million.

Earnings before taxes increased by $4 million for the three months ended March 28, 2008 as compared to the three months ended March 30, 2007. The increase was driven primarily by the favorable impact of foreign currency exchange of $3 million and lower restructuring costs of $1 million.

For the three months ended March 30, 2007, we incurred approximately $1 million of charges related to severance and other costs.

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Cash used in operating activities for the three months ended March 28, 2008 was $115 million as compared to cash used in operating activities of $221 million for the three months ended March 30, 2007. The decrease was due primarily to improved working capital requirements as well as higher profits.

Investing Activities.  Cash used in investing activities for the three months ended March 28, 2008 and the three months ended March 30, 2007 was $136 million.

During the three months ended March 28, 2008 and March 30, 2007, we spent $97 million and $119 million, respectively, in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $560 million, or approximately 3.5% of sales, in such capital expenditures during 2008.

We spent approximately $40 million in conjunction with an acquisition in our Chassis Systems segment.

Financing Activities.  Cash used in financing activities was $113 million for the three months ended March 28, 2008, as compared to cash provided by financing activities of $122 million in the three months ended March 30, 2007. During the 2008 period we redeemed all of the remaining Old Notes for $20 million and repurchased and retired $12 million in principal amount of the 7% Senior Notes outstanding for $11 million. Additionally, we made net cash payments of $90 million on our Revolving Credit Facility. During the 2007 period, we repurchased substantially all of our Old Notes for approximately $1,386 million, and issued the New Senior Notes for cash proceeds of approximately $1,465 million. Proceeds from the issuance of the New Senior Notes were used to fund the repurchase of the Old Notes and for general corporate purposes.

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

As of March 28, 2008, we had outstanding $3.2 billion in aggregate indebtedness. We intend to draw down on, and use proceeds from, the Revolving Credit Facility and our United States and European accounts receivables facilities (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of March 28, 2008, we had approximately $990 million of availability under our Revolving Credit Facility, which primarily reflects $339 million of revolver borrowings, no outstanding borrowings under our ancillary facilities and $68 million in outstanding letters of credit, which reduced the amount available. As of March 28, 2008, approximately $234 million of our total reported accounts receivable balance was considered eligible for borrowings under our United States receivables facility, of which approximately $173 million was available for funding. As of March 28, 2008, we had no outstanding borrowings under this receivables facility. In addition, as of March 28, 2008, we had approximately €134 million and £25 million available under our European accounts receivable facilities. We had no outstanding borrowings under the European accounts receivable facilities as of March 28, 2008.

During any given month we anticipate that we will have up to $850 million outstanding under the Liquidity Facilities. Portions of the amounts drawn under the Liquidity Facilities typically will be paid back throughout the month as cash from customers is received. We may then draw upon such facilities again for working capital purposes in the same or succeeding months. These borrowings reflect normal working capital utilization of liquidity. In addition, we own a 78.4% interest in Dalphi Metal España, S.A. (“Dalphimetal”). Dalphimetal and its subsidiaries have approximately €30 million of credit facilities, of which the entire €30 million was available as of March 28, 2008. Our subsidiaries in the Asia Pacific region also have various credit facilities totaling approximately $128 million, of which $75 million, was available on March 28, 2008. These borrowings are primarily in the local currency of the country where our subsidiaries’ operations are located. We expect that these additional facilities will be drawn from time to time for normal working capital purposes.

Debt Repurchases.  On March 26, 2007, we repurchased substantially all of the Old Notes for $1,386 million resulting in a loss on retirement of debt of $147 million. We funded these repurchases from the March 2007 issuance of the New Senior Notes.

On February 15, 2008, we redeemed all remaining Old Notes and recorded a loss on retirement of debt of $1 million. We funded the redemption of the remaining Old Notes in the amount of $20 million from cash on hand.

On March 13, 2008, the Company entered into a transaction to repurchase $12 million principal amount of the 7% Senior Notes outstanding and recorded a gain on retirement of debt of $1 million. The repurchased notes were retired upon settlement on March 18, 2008. We funded the repurchase of the 7% Senior Notes from cash on hand.

Funding Our Requirements.  While we are highly leveraged, we believe that funds generated from operations and available borrowing capacity will be adequate to fund debt service requirements, capital expenditures, working capital requirements and company-sponsored research and development programs. In addition, we believe that our current financial position and financing plans will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items and to reduce debt may be affected by general economic conditions (including difficulties in the automotive industry), financial markets, competitive, legislative and regulatory factors, and the cost of warranty and recall and litigation claims, among other things. Therefore, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Liquidity Facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Credit Ratings.  Set forth below are our credit ratings and ratings outlook for Standard & Poor’s (“S&P”), Moody’s and Fitch as of March 28, 2008.

	S & P		Moody’s		Fitch

Corporate Rating	BB	+	Ba	2	BB
Bank Debt Rating	BBB		Baa	3	BB	+
New Senior Note Rating	BB		Ba	3	BB	−
Ratings Outlook	Stable		Negative		Stable

In the event of a downgrade, we believe we would continue to have access to sufficient liquidity; however, the cost of any new borrowing could increase and our ability to access certain financial markets could be limited.

Senior Secured Credit Facilities.  The Senior Secured Credit Facilities consist of the Revolving Credit Facility and various senior secured term loan facilities. As of March 28, 2008, the term loan facilities, with maturities ranging from 2013 to 2014, consisted of an aggregate of $1.1 billion dollar-denominated term loans and the Revolving Credit Facility provided for borrowing of up to $1.4 billion.

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

See “— Other Borrowings” in Note 10 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our current interest rate swap agreements.

Contractual Obligations and Commitments

As indicated above, on February 15, 2008, we redeemed all of the remaining Old Notes for $20 million and in March 2008, we repurchased and retired $12 million of the 7% Senior Notes outstanding for $11 million.

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

See Note 6 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of our Receivables Facility.

Other Receivables Facilities

In addition to the Receivables Facilities, certain of our European subsidiaries entered into receivables financing arrangements.

See Note 6 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of our other receivables facilities.

CONTINGENCIES AND ENVIRONMENTAL MATTERS

See Note 16 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion on contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of recently issued accounting pronouncements.

OUTLOOK

For the year ending December 31, 2008, we expect revenue in the range of $16.2 to $16.6 billion, including second quarter sales of approximately $4.5 billion, and expect earnings per diluted share in the range of $2.30 to $2.60. For 2008, we expect pre-tax restructuring expenses of $55 million, of which $10 million is expected to be incurred during the second quarter, and an effective tax rate in the range of 38% to 42%. Capital expenditures are expected to be approximately 3.5% of sales for the year ending December 31, 2008.

The expected annual effective tax rate underlying our guidance is dependent on several assumptions, including the level and mix of future income by taxing jurisdiction, current enacted global corporate tax rates and global corporate tax laws remaining constant. Changes in tax law and rates could have a significant impact on the effective rate. The overall effective tax rate is equal to consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. We are in a position whereby losses incurred in certain jurisdictions provide no current financial statement tax benefit. As such, changes in the mix of projected earnings between jurisdictions could have a significant impact on our overall effective tax rate.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2007 under “Item 1A. Risk Factors” including: loss of market share by domestic North American vehicle manufacturers and resulting production cuts and restructuring initiatives, including bankruptcy actions, of our suppliers and customers; escalating pricing pressures from our customers; commodity inflationary pressures adversely affecting our profitability and supply base, including any resulting inability of our suppliers to perform as we expect; our dependence on our largest customers; product liability, warranty and recall claims and efforts by customers to alter terms and conditions concerning warranty and recall participation; strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers; our substantial debt and resulting vulnerability to an economic or industry downturn and to rising interest rates; cyclicality of automotive production and sales; any increase in the expense and funding requirements of our pension and other postretirement benefits; risks associated with non-U.S. operations, including foreign exchange risks and economic uncertainty in some regions; any impairment of our goodwill or other intangible assets; volatility in our annual effective tax rate resulting from a change in earnings mix or other factors; adverse effects of environmental and safety regulations; assertions by or against us relating to intellectual property rights; the possibility that our largest shareholder’s interests will conflict with ours; and other risks and uncertainties set forth in our Report on Form 10-K, in “— Executive Overview” above and in our other filings with the Securities and Exchange Commission.

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

Foreign Currency Exchange Rate Risk.  We utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts, and to a lesser extent options, are utilized to protect our cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of March 28, 2008, approximately 16% of our total debt was in foreign currencies as compared to 18% as of December 31, 2007.

Interest Rate Risk.  We are subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt. In order to manage interest costs, we may occasionally utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (LIBOR). As of March 28, 2008, approximately 48% of our total debt was at variable interest rates (or 38% when considering the effect of the interest rate swaps entered in January 2008), as compared to 49% (or 40% when considering the effect of the interest rate swaps) as of December 31, 2007.

Sensitivity Analysis.  We utilize a sensitivity analysis model to calculate the fair value, cash flows or statement of earnings impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of March 28, 2008 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed. The results of the sensitivity model calculations follow:

	Assuming a 10%	Assuming a 10%	Favorable
	Increase in	Decrease in	(Unfavorable)
	Rates	Rates	Change in
	(Dollars in millions)

Market Risk
Foreign Currency Rate Sensitivity:
Forwards*
— Long US$	$(55)	$55	Fair value
— Short US$	$39	$(39)	Fair value
Debt**
— Foreign currency denominated	$(50)	$50	Fair value
Interest Rate Sensitivity:
Debt
— Fixed rate	$65	$(69)	Fair value
— Variable rate	$(7)	$7	Cash flow
Swaps
— Pay fixed/receive variable	$2	$(2)	Fair value

*	Change in fair value of forward contracts hedging the identified underlying positions assuming a 10% change in the value of the U.S. dollar vs. foreign currencies.

**	Change in fair value of foreign currency denominated debt assuming a 10% change in the value of the foreign currency.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of March 28, 2008, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the specified time periods.

Changes in Internal Control over Financial Reporting.  There was no change in the Company’s internal controls over financial reporting that occurred during the first fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 16 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion on legal proceedings involving the Company or its subsidiaries.

Item 1A.	Risk Factors

There have been no material changes in risk factors involving the Company or its subsidiaries from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer repurchases

The independent trustee of our 401(k) plans purchases shares in the open market to fund (i) investments by employees in our common stock, one of the investment options available under such plans, and (ii) matching contributions in Company stock we provide under certain of such plans. In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and permits the satisfaction of the minimum statutory tax obligations upon exercise of options through stock withholding. Further, while our stock incentive plan also permits the satisfaction of the minimum statutory tax obligations upon the vesting of restricted stock through stock withholding, the shares withheld for such purpose are issued directly to us and are then immediately retired and returned to our authorized but unissued reserve. The Company does not believe that the foregoing purchases or transactions are issuer repurchases for the purposes of this Item 2 of this Report.

Item 6.	Exhibits (including those incorporated by reference)

Exhibit
Number		Exhibit Name

3.1		Amended and Restated Certificate of Incorporation of TRW Automotive Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp. (File No. 001-31970) for the fiscal year ended December 31, 2003)
3.2		Third Amended and Restated By-Laws of TRW Automotive Holdings Corp. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of TRW Automotive Holdings Corp. (File No. 001-31970) filed November 17, 2004)
31(a	)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31(b	)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*		Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

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

Date: April 30, 2008