Form 10-Q
period 2008-06-27
TRW AUTOMOTIVE HOLDINGS CORP
filed 2008-07-31
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 23, 2008, the number of shares outstanding of the registrant’s Common Stock was 101,150,212.

TRW Automotive Holdings Corp.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Three Months Ended
	June 27,	June 29,
	2008	2007
	(Unaudited)
	(In millions, except per share amounts)

Sales	$4,446	$3,754
Cost of sales	4,045	3,417

Gross profit	401	337
Administrative and selling expenses	136	140
Amortization of intangible assets	9	9
Restructuring charges and asset impairments	24	11
Other expense (income) — net	8	(28)

Operating income	224	205
Interest expense — net	43	56
Loss on retirement of debt	—	8
Accounts receivable securitization costs	1	1
Equity in earnings of affiliates, net of tax	(8)	(9)
Minority interest, net of tax	5	7

Earnings before income taxes	183	142
Income tax expense	56	45

Net earnings	$127	$97

Basic earnings per share:
Earnings per share	$1.26	$0.97

Weighted average shares outstanding	101.1	99.5

Diluted earnings per share:
Earnings per share	$1.24	$0.94

Weighted average shares outstanding	102.6	103.4

See accompanying notes to condensed consolidated financial statements (unaudited).

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Six Months Ended
	June 27,	June 29,
	2008	2007
	(Unaudited)
	(In millions, except per share amounts)

Sales	$8,590	$7,321
Cost of sales	7,848	6,668

Gross profit	742	653
Administrative and selling expenses	268	268
Amortization of intangible assets	18	18
Restructuring charges and asset impairments	32	19
Other expense (income) — net	12	(32)

Operating income	412	380
Interest expense — net	91	119
Loss on retirement of debt	—	155
Accounts receivable securitization costs	2	2
Equity in earnings of affiliates, net of tax	(15)	(15)
Minority interest, net of tax	10	10

Earnings before income taxes	324	109
Income tax expense	103	98

Net earnings	$221	$11

Basic earnings per share:
Earnings per share	$2.19	$0.11

Weighted average shares outstanding	100.9	99.0

Diluted earnings per share:
Earnings per share	$2.16	$0.11

Weighted average shares outstanding	102.3	102.5

See accompanying notes to condensed consolidated financial statements (unaudited).

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	June 27,	December 31,
	2008	2007
	(Unaudited)
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$453	$895
Marketable securities	—	4
Accounts receivable — net	3,165	2,313
Inventories	944	822
Prepaid expenses and other current assets	419	292

Total current assets	4,981	4,326
Property, plant and equipment — net of accumulated depreciation of $2,744 million and $2,334 million, respectively	2,987	2,910
Goodwill	2,249	2,243
Intangible assets — net	715	710
Pension asset	1,500	1,461
Other assets	711	640

Total assets	$13,143	$12,290

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$90	$64
Current portion of long-term debt	16	30
Trade accounts payable	2,710	2,406
Accrued compensation	329	298
Other current liabilities	1,133	917

Total current liabilities	4,278	3,715
Long-term debt	3,016	3,150
Postretirement benefits other than pensions	580	591
Pension benefits	493	497
Other long-term liabilities	1,055	1,011

Total liabilities	9,422	8,964
Minority interests	149	134
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,189	1,176
Retained earnings	622	398
Accumulated other comprehensive earnings	1,760	1,617

Total stockholders’ equity	3,572	3,192

Total liabilities, minority interests and stockholders’ equity	$13,143	$12,290

See accompanying notes to condensed consolidated financial statements (unaudited).

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 27,	June 29,
	2008	2007
	(Unaudited)
	(Dollars in millions)

Operating Activities
Net earnings	$221	$11
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	300	268
Net pension and other postretirement benefits income and contributions	(105)	(94)
Net gains on sale of assets	(3)	(12)
Loss on retirement of debt	—	155
Other — net	18	21
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable — net	(710)	(450)
Inventories	(59)	(54)
Trade accounts payable	176	201
Prepaid expense and other assets	(107)	(38)
Other liabilities	194	61

Net cash (used in) provided by operating activities	(75)	69
Investing Activities
Capital expenditures, including other intangible assets	(217)	(228)
Acquisitions of businesses, net of cash acquired	(40)	(12)
Termination of interest rate swaps	—	(12)
Investment in affiliates	(5)	—
Proceeds from sale/leaseback transactions	1	6
Net proceeds from asset sales	3	17

Net cash used in investing activities	(258)	(229)
Financing Activities
Change in short-term debt	26	50
Net (repayments on) proceeds from revolving credit facility	(129)	200
Proceeds from issuance of long-term debt, net of fees	4	2,582
Redemption of long-term debt	(55)	(2,993)
Proceeds from exercise of stock options	4	28

Net cash used in financing activities	(150)	(133)
Effect of exchange rate changes on cash	41	(10)

Decrease in cash and cash equivalents	(442)	(303)
Cash and cash equivalents at beginning of period	895	578

Cash and cash equivalents at end of period	$453	$275

See accompanying notes to condensed consolidated financial statements (unaudited).

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business

TRW Automotive Holdings Corp. (also referred to herein as the “Company”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and related aftermarkets. The Company conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). The Company is primarily a “Tier 1” supplier (a supplier which sells to OEMs). In 2007, approximately 86% of the Company’s end-customer sales were to major OEMs. In 2007, approximately 57% of our sales were in Europe, 30% were in North America, 9% were in Asia, and 4% were in the rest of the world.

2.	Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on February 21, 2008. Certain prior period amounts have been reclassified to conform to the current year presentation. The Company has revised its consolidated statements of earnings for the three and six months ended June 29, 2007 to reclassify certain amounts previously reported within administrative and selling expenses to cost of sales. The Company has also reclassified certain items to trade accounts payable from other current liabilities in the condensed consolidated balance sheet as of December 31, 2007.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three and six months ended June 27, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

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

Earnings per Share.  Basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings per share were:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
		(In millions)

Weighted average shares outstanding	101.1	99.5	100.9	99.0
Effect of dilutive securities	1.5	3.9	1.4	3.5

Diluted shares outstanding	102.6	103.4	102.3	102.5

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the movement in the product warranty liability for the six month periods ended June 27, 2008 and June 29, 2007:

	Six Months Ended
	June 27,	June 29,
	2008	2007
	(Unaudited)

Beginning balance	$140	$133
Current period accruals, net of changes in estimates	24	28
Used for purposes intended	(32)	(27)
Effects of foreign currency translation	6	3

Ending balance	$138	$137

Comprehensive Earnings.  The changes in components of comprehensive earnings, net of related tax, are reflected below:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(Dollars in millions)

Net earnings	$127	$97	$221	$11
Foreign currency translation	44	36	169	50
Deferred cash flow hedges	27	10	(1)	6
Retirement obligations	(19)	1	(25)	(3)

Comprehensive earnings	$179	$144	$364	$64

Recently Issued Accounting Pronouncements.  In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method described in Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” All prior period earnings per share data presented shall be adjusted retrospectively to conform with the provisions of this FSP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early application is prohibited. This FSP is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” This standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP 142-3 must be applied prospectively to all intangible assets

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

recognized in the Company’s financial statements as of the effective date. The adoption of FSP FAS 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest (also known as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This standard requires the recognition of a noncontrolling interest as equity, while income attributable to the noncontrolling interest will be included in consolidated net income of the parent. Furthermore, changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest, while the parent recognizes a gain or loss when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the effects of SFAS No. 160 and has not yet determined its impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the recognition of all the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items and require that acquisition costs and restructuring costs associated with a business combination be expensed. In addition, noncontrolling interests and in-process research and development will be recorded on the balance sheet at fair value at the acquisition date. SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the effects of SFAS No. 141(R) and has not yet determined the associated impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The Company adopted SFAS No. 157, effective January 1, 2008, for financial assets and financial liabilities and other items recognized or disclosed in the consolidated financial statements on a recurring basis. See Note 9. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company has delayed recognizing the fair value of its nonfinancial assets and nonfinancial liabilities within the scope of SFAS No. 157 until January 1, 2009 as allowed by FSP FAS 157-2. The Company has not completed its analysis of the potential

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

impact of the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities (effective January 1, 2009) on the Company’s consolidated financial statements.

3.	Inventories

The major classes of inventory are as follows:

	As of
	June 27,	December 31,
	2008	2007
	(Dollars in millions)

Finished products and work in process	$477	$412
Raw materials and supplies	467	410

Total inventories	$944	$822

4.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components
	Segment	Segment	Segment	Total
	(Dollars in millions)

Balance as of December 31, 2007	$848	$937	$458	$2,243
Purchase price adjustments	(1)	—	—	(1)
Effects of foreign currency translation	—	7	—	7

Balance as of June 27, 2008	$847	$944	$458	$2,249

Intangible Assets

The following table reflects intangible assets and related accumulated amortization:

	As of June 27, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$522	$(127)	$395	$500	$(114)	$386
Developed technology	82	(55)	27	81	(50)	31
Non-compete agreements	1	—	1	1	—	1

Total	605	$(182)	423	582	$(164)	418

Indefinite-lived intangible assets:
Trademarks	292		292	292		292

Total	$897		$715	$874		$710

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

During the six months ended June 27, 2008, the Company completed an acquisition in its Chassis Systems segment which was not material to the Company’s consolidated financial statements. In conjunction with this acquisition, the Company recorded a customer relationship intangible asset of approximately $19 million.

The Company expects that ongoing amortization expense will approximate the following over the next five years:

Years Ended December 31,
(Dollars in millions)

2008	$36
2009	36
2010	36
2011	29
2012	26

5.	Other Expense (Income) — Net

The following table provides details of other expense (income) — net:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(Dollars in millions)

Net provision for bad debts	$1	$(3)	$4	$(3)
Net gains on sales of assets	(4)	(12)	(3)	(12)
Foreign currency exchange losses (gains)	15	(3)	24	(1)
Royalty and grant income	(6)	(7)	(13)	(13)
Miscellaneous other expense (income)	2	(3)	—	(3)

Other expense (income) — net	$8	$(28)	$12	$(32)

6.	Accounts Receivable Securitization

United States Facility.  The United States receivables facility, as amended (the “Receivables Facility”), extends until December 2009 and provides up to $209 million in funding from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors. As of June 27, 2008, based on the terms of the Receivables Facility, approximately $219 million of the Company’s reported accounts receivable were considered eligible to support borrowings under the Receivables Facility, of which approximately $163 million was available for funding. The Company had no outstanding borrowings under the Receivables Facility as of June 27, 2008 and December 31, 2007.

Other Receivables Facilities.  In addition to the Receivables Facility described above, certain of the Company’s European subsidiaries have entered into receivables financing arrangements. The Company has up to €75 million available until January 2009 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. In April 2008, the Company replaced its existing £25 million receivables financing arrangement in the United Kingdom involving a wholly-owned special purpose vehicle, with a new receivables financing arrangement that provides for the sale of trade receivables from the Company’s United Kingdom affiliates directly to a United Kingdom bank. It has availability of up to £25 million through April 2009. The Company has a factoring arrangement in France which provides for availability of up to €80 million until July 2009. This arrangement involves a wholly-owned special purpose vehicle, which purchases trade receivables from its French affiliates and sells those trade receivables to a French bank. All European arrangements are renewable for one year at the end of

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

their respective terms, if not terminated. As of June 27, 2008, approximately €130 million and £25 million were available for funding under the Company’s European receivables facilities. There were no outstanding borrowings under any of these facilities as of June 27, 2008 or December 31, 2007.

7.	Income Taxes

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

Income tax expense for the three months ended June 27, 2008 was $56 million on pre-tax earnings of $183 million and income tax expense for the six months ended June 27, 2008 was $103 million on pre-tax earnings of $324 million. Income tax expense for the three months ended June 29, 2007 was $45 million on pre-tax earnings of $142 million and did not include a tax benefit related to the $8 million loss on retirement of debt, while income tax expense for the six months ended June 29, 2007 was $98 million on pre-tax earnings of $109 million and did not include a tax benefit related to the $155 million loss on retirement of debt. As of June 27, 2008, the income tax rate varies from the United States statutory income tax rate primarily due to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which a corresponding income tax expense or benefit is not recognized, partially offset by favorable foreign tax rates, holidays, and credits.

8.	Pension Plans and Postretirement Benefits Other Than Pensions

The Company adopted the measurement-date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective January 1, 2008 using the one-measurement approach. As a result, the Company changed the measurement date for its pension and other postretirement plans from October 31 to its year end date of December 31. Under the one-measurement approach, net periodic benefit cost of the Company for the period between October 31, 2007 and December 31, 2008 is being allocated proportionately between amounts recognized as an adjustment of retained earnings at January 1, 2008 and net periodic benefit cost for the year ending December 31, 2008. The Company recorded an adjustment which increased retained earnings by approximately $3 million, net of tax, in relation to this allocation. Other changes in the fair value of plan assets and benefit obligations (for example, gains or losses) between October 31, 2007 and December 31, 2008, will be recognized in accumulated other comprehensive earnings on December 31, 2008.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Pension Plans

The following table provides the components of net pension (income) cost for the Company’s defined benefit pension plans for the three and six months ended June 27, 2008 and June 29, 2007:

	Three Months Ended
	June 27,			June 29,
	2008			2007
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$5	$8	$5	$5	$11	$6
Interest cost on projected benefit obligations	16	79	10	16	71	9
Expected return on plan assets	(21)	(103)	(5)	(18)	(96)	(4)
Amortization	(4)	—	1	(3)	—	1

Net pension (income) cost	$(4)	$(16)	$11	$—	$(14)	$12

	Six Months Ended
	June 27,			June 29,
	2008			2007
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$9	$17	$10	$10	$22	$12
Interest cost on projected benefit obligations	32	157	21	32	142	18
Expected return on plan assets	(42)	(206)	(10)	(36)	(191)	(8)
Amortization	(7)	—	1	(6)	—	2
Curtailments	—	—	—	—	—	(1)

Net pension (income) cost	$(8)	$(32)	$22	$—	$(27)	$23

Postretirement Benefits Other Than Pensions (“OPEB”)

The following table provides the components of net OPEB cost for the Company’s plans for the three and six months ended June 27, 2008 and June 29, 2007:

	Three Months Ended
	June 27,		June 29,
	2008		2007
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligations	7	2	8	2
Amortization	(4)	(1)	(4)	(1)
Settlements	(2)	—	—	—

Net OPEB cost	$1	$1	$4	$1

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Six Months Ended
	June 27,		June 29,
	2008		2007
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Service cost	$1	$—	$1	$—
Interest cost on projected benefit obligations	14	4	16	4
Amortization	(8)	(2)	(11)	(2)
Settlements	(3)	—	(5)	—

Net OPEB cost	$4	$2	$1	$2

During the three and six months ended June 27, 2008, the Company recorded settlement gains of $2 million and $3 million, respectively, related to retiree medical buyouts. For the six months ended June 29, 2007, the Company recorded settlement gains of $5 million related to retiree medical buyouts.

9.	Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” for financial assets and financial liabilities and other items recognized or disclosed in the consolidated financial statements on a recurring basis. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

The fair value measurements for assets and liabilities recognized in the Company’s condensed consolidated balance sheet at June 27, 2008 are as follows:

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in millions)

Derivative assets	$—	$46	$—	$46
Derivative liabilities	$—	$41	$—	$41

As of June 27, 2008, no fair value measurements for assets or liabilities under Level 3 were recognized in the Company’s consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10.	Debt

Total outstanding debt of the Company as of June 27, 2008 and December 31, 2007 consisted of the following:

	As of
	June 27,	December 31,
	2008	2007
	(Dollars in millions)

Short-term debt	$90	$64

Long-term debt:
Senior notes, due 2014 and 2017	$1,521	$1,505
Senior and senior subordinated notes, due 2013	—	19
Term loan facilities	1,096	1,098
Revolving credit facility	300	429
Capitalized leases	60	63
Other borrowings	55	66

Total long-term debt	3,032	3,180
Less current portion	16	30

Long-term debt, net of current portion	$3,016	$3,150

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

On March 26, 2007, the Company completed the issuance by TRW Automotive Inc. of 7% Senior Notes and 6 3/8% Senior Notes, each due 2014, in principal amounts of $500 million and €275 million, respectively, and 7 1/4% Senior Notes due 2017 in the principal amount of $600 million (collectively, the “New Senior Notes”) in a private offering. Proceeds from the issuance totaled approximately $1,465 million.

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

Other Borrowings

In January 2008, the Company entered into a series of interest rate swap agreements with a total notional value of $300 million to hedge the variability of interest payments associated with its variable-rate term debt. The swap agreements mature in January 2010. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, these swaps qualify for cash flow hedge accounting treatment. As of June 27, 2008, the Company recorded an obligation of approximately $1 million related to these interest rate swaps along with a corresponding reduction in other comprehensive income. Ineffectiveness from the interest rate swaps recorded to other income in the consolidated statement of earnings was insignificant.

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11.	Restructuring Charges and Asset Impairments

Restructuring charges and asset impairments include the following:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(Dollars in millions)

Severance and other charges	$10	$7	$14	$12
Asset impairments related to restructuring activities	1	1	1	4

Total restructuring charges	11	8	15	16
Other asset impairments	13	3	17	3

Total restructuring charges and asset impairments	$24	$11	$32	$19

Restructuring charges and asset impairments by segment are as follows:

Chassis Systems

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(Dollars in millions)

Severance and other charges	$8	$5	$11	$8

Total restructuring charges	8	5	11	8
Other asset impairments	13	3	17	3

Total restructuring charges and asset impairments	$21	$8	$28	$11

For the three and six months ended June 27, 2008, the charges of $8 million and $11 million, respectively, related to severance costs associated with headcount reductions primarily at the Company’s braking facilities.

For the three and six months ended June 27, 2008, the other asset impairments of $13 million and $17 million, respectively, pertained to the write down of certain machinery and equipment to fair value based on estimated future cash flows primarily at the Company’s North American braking facilities.

For the three and six months ended June 29, 2007, the charges of $5 million and $8 million, respectively, related to severance, retention and outplacement services at various production facilities.

For each of the three and six month periods ended June 29, 2007, the other asset impairments of $3 million pertained to the write down of certain buildings to fair value based on current real estate market conditions.

Occupant Safety Systems

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(Dollars in millions)

Severance and other charges	$1	$(2)	$2	$(1)
Asset impairments related to restructuring activities	1	—	1	3

Total restructuring charges and asset impairments	$2	$(2)	$3	$2

For the three and six months ended June 27, 2008, the charges of $1 million and $2 million, respectively, related to severance, retention and outplacement services primarily at certain North American production facilities.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

During the three months ended June 29, 2007, the Company reversed $2 million of reserves for severance and other charges associated with the closing of a facility as the related activities were completed at a lower cost than previously estimated. During the six months ended June 29, 2007, the charges of $1 million related to severance, retention and outplacement services at various production facilities, which were more than offset by the $2 million reserve reversal.

For the three and six months ended June 27, 2008, the net asset impairments of $1 million related to restructuring activities pertained to the write down of certain machinery and equipment to fair value based on estimated future cash flows.

For the six months ended June 29, 2007, the net asset impairments of $3 million related to restructuring activities pertained to the write down of certain machinery and equipment to fair value based on estimated future cash flows.

Automotive Components

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(Dollars in millions)

Severance and other charges	$1	$4	$1	$5
Asset impairments related to restructuring activities	—	1	—	1

Total restructuring charges and asset impairments	$1	$5	$1	$6

For each of the three and six month periods ended June 27, 2008, the charges of $1 million related to severance and other costs at various production facilities.

For the three and six months ended June 29, 2007, the charges of $4 million and $5 million, respectively, related to severance, retention and outplacement services, primarily associated with the closure of a facility in Spain.

For each of the three and six month periods ended June 29, 2007, the net asset impairments of $1 million related to restructuring activities pertained to the write down of certain machinery and equipment to fair value based on estimated future cash flows.

Restructuring Reserves

The following table illustrates the activity in the restructuring reserves for severance and other charges:

	Six Months Ended
	June 27,	June 29,
	2008	2007
	(Dollars in millions)

Beginning balance	$34	$66
Current period accruals, net of changes in estimates	14	12
Purchase price allocation	1	1
Used for purposes intended	(21)	(36)
Effects of foreign currency translation	(1)	1

Ending balance	$27	$44

Of the $27 million restructuring reserve accrued as of June 27, 2008, approximately $24 million is expected to be paid in 2008. The remaining balance is expected to be paid in 2009 through 2012 and is comprised primarily of involuntary employee termination arrangements outside the United States.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

During each of the six month periods ended June 27, 2008 and June 29, 2007, the Company recorded net adjustments of approximately $1 million for severance and other costs pertaining to the planned closure of certain facilities in relation to acquisitions in accordance with the provisions of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

12.	Capital Stock

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the “Common Stock”), of which 101,150,212 shares are issued and outstanding as of June 27, 2008, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations under the Company’s stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

From time to time, capital stock is issued in conjunction with the exercise of stock options and the vesting of restricted stock units issued as part of the Company’s stock incentive plan.

13.	Share-Based Compensation

On February 26, 2008, the Company granted 997,500 stock options and 525,500 restricted stock units to employees, executive officers and directors of the Company pursuant to the TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (as amended, the “Plan”). The options have an 8-year life, and both the options and a majority of the restricted stock units vest ratably over three years. The options have an exercise price equal to the average stock price of the stock on the grant date, which was $24.38.

As of June 27, 2008, the Company had approximately 2,470,475 shares of Common Stock available for issuance under the Plan. Approximately 7,779,211 options and 950,728 nonvested restricted stock units were outstanding as of the same date.

The total share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(Dollars in millions)

Stock options	$2	$3	$5	$6
Restricted stock units	3	3	6	5

Total share-based compensation expense	$5	$6	$11	$11

14.	Related Party Transactions

Blackstone.  In connection with the acquisition by affiliates of The Blackstone Group L.P. (“Blackstone”) of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop Grumman Corporation (“Northrop”) (the “Acquisition”), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals; and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services. Approximately $1 million is included in the consolidated statements of earnings for each of the three month periods ended June 27, 2008 and June 29, 2007, and approximately $3 million is included in the consolidated statements of earnings for each of the six month periods ended June 27, 2008 and June 29, 2007.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Core Trust Purchasing Group.  In the first quarter of 2006, the Company entered into a five-year participation agreement (“participation agreement”) with Core Trust Purchasing Group, formerly named Cornerstone Purchasing Group LLC (“CPG”) designating CPG as exclusive agent for the purchase of certain indirect products and services. CPG is a “group purchasing organization” which secures from vendors pricing terms for goods and services that are believed to be more favorable than participants could obtain for themselves on an individual basis. Under the participation agreement the Company must purchase 80% of the requirements of its participating locations for the specified products and services through CPG. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendor in respect of purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of purchases by the Company under the participation agreement to an affiliate of Blackstone. The affiliate of Blackstone received de minimis fees from CPG for each of the three and six months ended June 27, 2008 and June 29, 2007 in respect of Company purchases.

15.	Operating Segments

The following table presents certain financial information by segment:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$2,556	$2,042	$4,898	$3,938
Occupant Safety Systems	1,335	1,201	2,609	2,383
Automotive Components	555	511	1,083	1,000

Total sales	$4,446	$3,754	$8,590	$7,321

Earnings before taxes:
Chassis Systems	$112	$90	$188	$157
Occupant Safety Systems	108	132	222	255
Automotive Components	31	30	59	54

Segment earnings before taxes	251	252	469	466
Corporate expense and other	(24)	(45)	(52)	(81)
Finance costs	(44)	(57)	(93)	(121)
Loss on retirement of debt	—	(8)	—	(155)

Earnings before income taxes	$183	$142	$324	$109

Intersegment sales:
Chassis Systems	$5	$6	$11	$14
Occupant Safety Systems	32	32	60	62
Automotive Components	15	10	29	20

	$52	$48	$100	$96

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

16.	Contingencies

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

As of June 27, 2008, the Company had reserves for environmental matters of $52 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement relating to the Acquisition. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company’s financial position, results of operations or cash flows, of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position or results of operations or cash flows or the possible effect of compliance with environmental requirements imposed in the future.

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

Our Business

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

Financial Results

Our sales for the three months ended June 27, 2008 were $4.4 billion, which represents an increase of 18.4% over the second quarter of 2007. The increase in sales of $692 million was driven largely by favorable foreign currency exchange rates along with a higher level of lower margin module sales and higher production volumes in Europe and China, partially offset by a continued decline in production volumes in North America and price reductions provided to customers. Operating income for the second quarter of 2008 was $224 million compared to $205 million for the prior year period. The increase in operating income of $19 million was primarily driven by increased production volumes, savings generated from cost reductions and efficiency programs, including reductions in pension and postretirement related costs, and a net insurance recovery of $14 million related to prior year business disruption at one of our South American facilities. These favorable items were partially offset by price reductions provided to customers, higher commodity prices, less advantageous product mix and increased restructuring and asset impairment expenses.

Net earnings for the three months ended June 27, 2008 were $127 million as compared to $97 million for the prior year period. Included in net earnings for the three months ended June 29, 2007 is a loss on retirement of debt of $8 million. Reduced interest expense due to lower interest rates on variable rate debt also contributed to the increase in net earnings for the three months ended June 27, 2008 compared to the similar period in 2007.

Our sales for the six months ended June 27, 2008 were $8.6 billion, which represents an increase of 17.3% over the six months ended June 29, 2007. The increase in sales of $1,269 million was driven primarily by favorable foreign currency exchange rates along with a higher level of lower margin module sales and higher production volumes in overseas markets, partially offset by a continued decline in production volumes in North America and price reductions provided to customers. Operating income for the first half of 2008 was $412 million compared to $380 million for the prior year period. The increase in operating income of $32 million was driven by increased production volumes, savings generated from cost reductions and efficiency programs, including reductions in pension and postretirement related costs, and a net insurance recovery of $14 million related to prior year business disruption at one of our South American facilities. These favorable items were partially offset by price reductions provided to customers, higher commodity prices, less advantageous product mix and increased restructuring and asset impairment expenses.

Net earnings for the six months ended June 27, 2008 were $221 million as compared to $11 million for the six months ended June 29, 2007. Included in net earnings for the six months ended June 29, 2007 is a loss on retirement of debt of $155 million, consisting of $148 million related to the repurchase of substantially all of our then-outstanding senior notes and senior subordinated notes and $7 million related to refinancing of our previously existing senior secured credit facilities. Reduced interest expense due to the debt refinancing and lower interest rates also contributed to the increase in net earnings for the first half of 2008 compared to the similar period in 2007.

Recent Trends and Market Conditions

The automotive and automotive supply industries continued to experience unfavorable developments during the second quarter and first six months of 2008, particularly in North America. These trends include:

Production Levels and Product Mix:

In recent years and continuing into 2008, Ford Motor Company, General Motors Corporation and Chrysler LLC (the “Detroit Three”) have seen a steady decline in their market share for vehicle sales in North America, with Asian OEMs increasing their share in this market. Although we have business with the Asian OEMs, our customer base in North America is more heavily weighted toward the Detroit Three. Declining market share and inherent legacy issues with the Detroit Three have led to recent, unprecedented production cuts and permanent capacity reductions. During the first six months of 2008, the Detroit Three North American production levels declined approximately 18% compared to the same period in 2007.

In the U.S., overall negative economic conditions, including downturns in the housing and mortgage markets, energy and food inflation, and a weakening job market, have led to slowed growth. Such conditions have dampened the sentiment of consumers, who have delayed purchases of durable consumer goods (such as automobiles) as a result. Additionally, fuel price increases and volatility have continued to concern consumers. As a result, a migration continues in the North American market away from sport utility vehicles, light trucks and heavy-duty pickup trucks to more fuel-efficient passenger cars. Sport utility and light- and heavy-duty truck platforms tend to be higher margin products for OEMs and suppliers than car platforms. While this change has negatively impacted the mix of our product sales, we provide content for both passenger car and sport utility/light truck platforms and therefore the effect on the Company is somewhat, but not fully, mitigated.

In order to address market share declines, reduced production levels, negative industry trends such as change in mix of vehicles, general macroeconomic conditions and other structural issues specific to their companies (such as significant overcapacity and pension and healthcare costs), the Detroit Three and certain of our other customers continue to implement or may implement various forms of restructuring initiatives in their North American operations (including, in certain cases, reorganization under bankruptcy laws). These restructuring actions have had and may continue to have a significant impact throughout our industry, including our supply base.

In Europe, signs of an economic slowdown are emerging, including rising inflation, and energy costs leading to higher interest rates and a general contraction of consumer spending. As a result, lower production levels in the second half of 2008 are expected. Certain of our customers in Europe have announced a decrease in production levels for the remainder of 2008, which will have a negative impact on our operations.

Inflation and Pricing Pressure:

Through the first half of 2008, commodity inflation continued to impact the industry. Costs of petroleum-based products were volatile, and the per barrel price of oil reached record highs. Further, ferrous metals and other base metal prices, resins, yarns and energy costs continued to increase. Consequently, overall commodity inflation pressures remain a significant concern for our business and have placed a considerable operational and financial burden on the Company. We expect such inflationary pressures to continue into the foreseeable future, both in North America and Europe, and we continually work with our suppliers and customers to mitigate the impact of increasing commodity costs. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.

Additionally, pricing pressure from our customers is characteristic of the automotive parts industry. This pressure is substantial and will continue. Virtually all OEMs have policies of seeking price reductions each year. Consequently, we have been forced to reduce our prices in both the initial bidding process and during the terms of contractual arrangements. We have taken steps to reduce costs and resist price reductions; however, price reductions have negatively impacted our sales and profit margins and are expected to do so in the future. In addition to pricing concerns, we continue to be approached by our customers for changes in terms and conditions in our contracts concerning warranty and recall participation and payment terms on products shipped. We believe that the likely resolution of these proposed modifications will not have a material adverse effect on our financial condition, results of operations or cash flows.

Furthermore, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected or their inability to adequately mitigate inflationary pressures. These pressures have proven to be insurmountable to some of our suppliers and we have seen the number of bankruptcies and insolvencies increase. While the unstable condition of some of our suppliers or their failure to perform has not led to any material disruptions thus far, we have experienced certain delivery delays and production issues. The overall condition of our supply base may possibly lead to further delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best source of supply.

Labor Relations:

Work stoppages or other labor issues are inherent in our industry and may potentially occur at our customers’ or their suppliers’ facilities or at our or our suppliers’ facilities, which may have a material adverse effect on us. During the first six months of 2008, a labor disruption occurred at a supplier of General Motors Corporation during the renegotiation of a labor agreement with one of its major unions. The disruption impacted the production at General Motors Corporation and, as a result, its purchases from us. While this disruption did not have a material impact on our business in the first half of 2008, other work stoppages could occur that may negatively impact our operations.

Foreign Currencies:

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

Company Strategy

Through the first half of 2008, our operations have been able to produce favorable results despite the negative industry pressures previously discussed. The effect of the unfavorable industry climate was mitigated by, among other things, our customer, product and geographic diversity. We also benefited from sales growth in Europe and Asia, continued demand for safety products, continued implementation of previously announced restructuring actions and targeted cost reductions throughout our businesses.

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

While we continue our efforts to mitigate the risks described above, we expect the negative industry conditions to continue in the near future, thereby impacting the second half of 2008. During the first half of 2008, we recognized restructuring and fixed asset impairment charges of $32 million due primarily to the negative market conditions in North America. We will continue to evaluate our global footprint to ensure that we are properly configured and sized, considering the changes in market conditions. Plant rationalization beyond the facilities we have closed or announced for closure, and additional global capacity optimization efforts across our businesses, may be warranted.

Our Debt and Capital Structure

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

Effective Tax Rate

Our overall effective tax rate is equal to consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. We are in a position whereby losses incurred in certain tax jurisdictions provide no current financial statement tax benefit. In addition, certain jurisdictions have statutory tax rates that differ from the United States statutory rate. As such, changes in the mix of earnings between jurisdictions could have a significant impact on our overall effective tax rate. Changes in tax law and rates as well as changes in our debt and capital structure could also have a significant impact on our effective rate.

RESULTS OF OPERATIONS

The following unaudited consolidated statements of earnings compare the results of operations for the three months ended June 27, 2008 and June 29, 2007.

Total Company Results of Operations

Consolidated Statements of Earnings
For the Three Months Ended June 27, 2008 and June 29, 2007
(Unaudited)

	Three Months Ended		Variance
	June 27,	June 29,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Sales	$4,446	$3,754	$692
Cost of sales	4,045	3,417	628

Gross profit	401	337	64
Administrative and selling expenses	136	140	(4)
Amortization of intangible assets	9	9	—
Restructuring charges and asset impairments	24	11	13
Other expense (income) — net	8	(28)	36

Operating income	224	205	19
Interest expense — net	43	56	(13)
Loss on retirement of debt	—	8	(8)
Accounts receivable securitization costs	1	1	—
Equity in earnings of affiliates, net of tax	(8)	(9)	1
Minority interest, net of tax	5	7	(2)

Earnings before income taxes	183	142	41
Income tax expense	56	45	11

Net earnings	$127	$97	$30

Three Months Ended June 27, 2008 Compared to Three Months Ended June 29, 2007

Sales increased by $692 million for the three months ended June 27, 2008 compared to the three months ended June 29, 2007. Foreign currency exchange had a $416 million favorable effect on sales, as the dollar continued to weaken against other currencies (most notably the euro). Higher volume (net of price reductions provided to customers) of $276 million also contributed to the sales increase, and was driven primarily by increased module sales along with industry growth in Europe and China and continued growth of safety products in all markets.

Gross profit increased by $64 million for the three months ended June 27, 2008 compared to the three months ended June 29, 2007. The increase was driven primarily by favorable volume (net of adverse mix and favorable supplier resolutions that occurred in the prior period) of $33 million, net favorable currency effects of $18 million and net insurance recoveries of $14 million related to a business disruption at our brake line production facility in South America, which negatively impacted gross profit in the prior period by $3 million. Other favorable drivers included a reduction in pension and postretirement benefit expense of $8 million and lower warranty costs of $4 million. These favorable items were partially offset by higher engineering expense coupled with lower recoveries totaling $11 million. Additionally, price reductions and other customer-related costs along with higher inflation (net of cost reductions) and the non-recurrence of certain favorable product-related settlements that occurred in the prior period negatively impacted gross profit by $5 million. Gross profit as a percentage of sales was 9.0% for each of the three months ended June 27, 2008 and June 29, 2007.

Administrative and selling expenses decreased by $4 million for the three months ended June 27, 2008 compared to the three months ended June 29, 2007. The decrease was driven primarily by cost reductions in excess of inflation of $8 million and a reduction in pension and postretirement benefit expense of $2 million, partially offset by the unfavorable impact of foreign currency exchange of $6 million. Administrative and selling expenses as a percentage of sales were 3.1% for the three months ended June 27, 2008, as compared to 3.7% for the three months ended June 29, 2007.

Other expense (income) — net changed by $36 million for the three months ended June 27, 2008 compared to the three months ended June 29, 2007. This change was primarily due to an increase in foreign currency exchange losses of $18 million, resulting from the appreciation of Polish and Czech currencies during the second quarter of 2008 compared to the same prior year period. Also contributing to the change was a decrease in net gains on fixed asset sales of $8 million, a decrease in other miscellaneous income of $5 million, and a favorable settlement in the prior year impacting the provision for bad debts by $4 million.

Interest expense-net decreased by $13 million for the three months ended June 27, 2008 compared to the three months ended June 29, 2007. The decrease in interest expense was driven primarily by lower interest rates on variable rate debt.

Loss on retirement of debt decreased by $8 million for the three months ended June 27, 2008 compared to the three months ended June 29, 2007. On April 18, 2007, we recorded a loss on retirement of debt of $1 million for redemption premiums paid on Old Notes tendered after the Consent Date. Additionally, on May 9, 2007, with the refinancing of the then existing senior secured credit facilities, we recorded a loss on retirement of debt of $7 million.

Income tax expense for the three months ended June 27, 2008 was $56 million on pre-tax earnings of $183 million. For the three months ended June 29, 2007, income tax expense was $45 million on pre-tax earnings of $142 million and includes no tax benefit related to the $8 million loss on retirement of debt. The income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which a corresponding income tax expense or benefit is not recognized, partially offset by favorable foreign tax rates, holidays, and credits.

Consolidated Statements of Earnings
For the Six Months Ended June 27, 2008 and June 29, 2007
(Unaudited)

	Six Months Ended		Variance
	June 27,	June 29,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Sales	$8,590	$7,321	$1,269
Cost of sales	7,848	6,668	1,180

Gross profit	742	653	89
Administrative and selling expenses	268	268	—
Amortization of intangible assets	18	18	—
Restructuring charges and asset impairments	32	19	13
Other expense (income) — net	12	(32)	44

Operating income	412	380	32
Interest expense — net	91	119	(28)
Loss on retirement of debt	—	155	(155)
Accounts receivable securitization costs	2	2	—
Equity in earnings of affiliates, net of tax	(15)	(15)	—
Minority interest, net of tax	10	10	—

Earnings before income taxes	324	109	215
Income tax expense	103	98	5

Net earnings	$221	$11	$210

Six Months Ended June 27, 2008 Compared to Six Months Ended June 29, 2007

Sales increased by $1,269 million for the six months ended June 27, 2008 compared to the six months ended June 29, 2007. Foreign currency exchange had a $774 million favorable effect on sales, as the dollar continued to weaken against other currencies (most notably the euro). Higher volume (net of price reductions provided to customers) of $495 million also contributed to the sales increase, and was driven primarily by the growth of safety products including increased module sales and the growth in markets outside of North America.

Gross profit increased by $89 million for the six months ended June 27, 2008 compared to the six months ended June 29, 2007. The increase was driven primarily by net favorable currency effects of $34 million, higher volume (net of adverse mix and favorable supplier resolutions that occurred in the prior year) of $29 million and cost reductions and the non-recurrence of certain prior period product-related settlements (in excess of inflation and price reductions), of $23 million. Also contributing to the increase in gross profit were net insurance recoveries of $14 million related to a business disruption at our brake line production facility in South America and the non-recurrence of associated costs which negatively impacted the prior period by $11 million. Other favorable drivers included a reduction in pension and postretirement benefit expense of $12 million and lower warranty costs of $8 million. These items were partially offset by higher engineering expense, coupled with lower recoveries, totaling $43 million. Gross profit as a percentage of sales for the six months ended June 27, 2008 was 8.6% compared to 8.9% for the six months ended June 29, 2007.

Administrative and selling expenses amounted to $268 million for each of the six months ended June 27, 2008 and June 29, 2007. The unfavorable impact of foreign currency exchange of $17 million was significantly offset by the favorable impact of cost reductions in excess of inflation. Administrative and selling expenses as a percentage of sales for the six months ended June 27, 2008 were 3.1% compared to 3.7% for the six months ended June 29, 2007.

Other expense (income) — net changed by $44 million for the six months ended June 27, 2008 compared to the six months ended June 29, 2007. This change was primarily due to an increase in foreign currency exchange losses of $25 million, resulting from the appreciation of Polish and Czech currencies during the first half of 2008 compared to the same prior year period. Also contributing to the change was a decrease in net gains on fixed asset sales of $9 million, a decrease in other miscellaneous income of $3 million and a favorable settlement in the prior year impacting the provision for bad debts by $7 million.

Interest expense — net decreased by $28 million for the six months ended June 27, 2008 as compared to the six months ended June 29, 2007. The decrease in interest expense was driven primarily by lower interest rates on variable rate debt and the lower interest rates of the new Senior Notes compared to the Old Notes.

Loss on retirement of debt decreased by $155 million for the six months ended June 27, 2008 as compared to the six months ended June 29, 2007. On March 26, 2007 we repurchased substantially all of the Old Notes for $1,386 million resulting in a loss on retirement of debt of $147 million. On April 18, 2007 in conjunction with the tender of Old Notes after the Consent Date, we recorded a loss on retirement of debt of $1 million. Additionally, on May 9, 2007, with the refinancing of the then existing senior secured credit facilities we recorded a loss on retirement of debt of $7 million.

Income tax expense for the six months ended June 27, 2008 was $103 million on pre-tax earnings of $324 million. Income tax expense for the six months ended June 29, 2007 was $98 million on pre-tax earnings of $109 million and includes no tax benefit related to the $155 million loss on retirement of debt. The income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which a corresponding income tax expense or benefit is not recognized, partially offset by favorable foreign tax rates, holidays, and credits.

Segment Results of Operations

Chassis Systems

Three Months Ended June 27, 2008 Compared to Three Months Ended June 29, 2007

	Three Months Ended		Variance
	June 27,	June 29,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Sales	$2,556	$2,042	$514
Earnings before taxes	112	90	22
Restructuring charges and asset impairments included in earnings before taxes	21	8	13

Sales increased by $514 million for the three months ended June 27, 2008 compared to the three months ended June 29, 2007. The increase was driven primarily by favorable volume (net of price reductions provided to customers) of $273 million, mainly due to increased module sales and industry growth in Europe and China, and the favorable impact of foreign currency exchange of $241 million.

Earnings before taxes increased by $22 million for the three months ended June 27, 2008 as compared to the three months ended June 29, 2007. The increase was driven primarily by higher volume in excess of unfavorable mix, which net to $31 million. The adverse mix was primarily driven by increased sales of lower margin modules. Also contributing to the increase in earnings were net insurance recoveries of $14 million related to a business disruption at our brake line production facility in South America, that also negatively impacted gross profit in the prior period by $3 million, lower pension and other postretirement benefit expense of $2 million and the favorable impact of foreign currency exchange of $2 million. These items were partially offset by price reductions and inflation in excess of cost reductions of $15 million, increased restructuring and impairment costs of $13 million and higher engineering expense coupled with lower recoveries totaling $4 million.

For the three months ended June 27, 2008, we recorded restructuring charges of $8 million in connection with severance and other costs related to headcount reductions at certain facilities and $13 million in other asset impairments to write down certain machinery and equipment to fair value. For the three months ended June 29, 2007, we recorded restructuring charges of $5 million in connection with severance and other costs related to the consolidation of certain facilities and $3 million in other asset impairments to write down certain buildings to fair value.

Six Months Ended June 27, 2008 Compared to Six Months Ended June 29, 2007

	Six Months Ended		Variance
	June 27,	June 29,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Sales	$4,898	$3,938	$960
Earnings before taxes	188	157	31
Restructuring charges and asset impairments included in earnings before taxes	28	11	17

Sales increased by $960 million for the six months ended June 27, 2008 compared to the six months ended June 29, 2007. The increase was driven primarily by favorable volume (net of price reductions provided to customers) of $509 million, driven primarily by growth of safety products, including increased module sales and growth in markets outside of North America, and the favorable impact of foreign currency exchange of $451 million.

Earnings before taxes increased by $31 million for the six months ended June 27, 2008 compared to the six months ended June 29, 2007. The increase was driven primarily by higher volume in excess of unfavorable mix, which net to $42 million. The adverse mix was primarily driven by increased sales of lower margin modules. Also contributing to the increase in earnings were net insurance recoveries of $14 million related to a business disruption at our brake line production facility in South America, that also negatively impacted gross profit in the prior period by $11 million, lower warranty costs of $8 million, the favorable impact of foreign currency exchange of $5 million and lower pension and other postretirement benefit expense of $1 million. These items were partially offset by price reductions and inflation in excess of cost reductions of $18 million, higher engineering expense and lower recoveries totaling $17 million and increased restructuring and impairment costs of $17 million.

For the six months ended June 27, 2008, we recorded restructuring charges of $11 million in connection with severance and other costs related to headcount reductions at certain facilities and $17 million in other asset impairments to write down certain machinery and equipment to fair value. For the six months ended June 29, 2007, we recorded restructuring charges of $8 million in connection with severance and other costs related to the consolidation of certain facilities and $3 million in other asset impairments to write down certain buildings to fair value.

Occupant Safety Systems

Three Months Ended June 27, 2008 Compared to Three Months Ended June 29, 2007

	Three Months Ended		Variance
	June 27,	June 29,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Sales	$1,335	$1,201	$134
Earnings before taxes	108	132	(24)
Restructuring charges and asset impairments included in earnings before taxes	2	(2)	4

Sales increased by $134 million for the three months ended June 27, 2008 compared to the three months ended June 29, 2007. The increase was driven primarily by the favorable impact of foreign currency exchange of $120 million and higher volume (net of price reductions provided to customers) of $14 million.

Earnings before taxes decreased by $24 million for the three months ended June 27, 2008 compared to the three months ended June 29, 2007. The decrease was driven primarily by price reductions and inflation in excess of cost reductions of $16 million, higher engineering expense coupled with lower recoveries totaling $6 million and increased restructuring and impairment costs of $4 million. These items were partially offset by the positive impact of foreign currency exchange of $1 million and lower pension and other postretirement benefit expense of $1 million. The earnings impact of increased volume in the current period was offset by the non-recurrence of favorable supplier resolutions in the prior period.

For the three months ended June 27, 2008, we recorded restructuring charges of $1 million in connection with severance and related costs at certain North American production facilities and $1 million of asset impairments related to restructuring to write down certain machinery and equipment to fair value. For the three months ended June 29, 2007, we reversed $2 million of reserves for severance and other charges associated with the closing of a facility as the related activities were completed at a lower cost than previously estimated.

Six Months Ended June 27, 2008 Compared to Six Months Ended June 29, 2007

	Six Months Ended		Variance
	June 27,	June 29,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Sales	$2,609	$2,383	$226
Earnings before taxes	222	255	(33)
Restructuring charges and asset impairments included in earnings before taxes	3	2	1

Sales increased by $226 million for the six months ended June 27, 2008 compared to the six months ended June 29, 2007. The increase was driven primarily by the favorable impact of foreign currency exchange of $221 million and higher volume (net of price reductions provided to customers) of $5 million.

Earnings before taxes decreased by $33 million for the six months ended June 27, 2008 compared to the six months ended June 29, 2007. The decrease was driven primarily by higher engineering expense coupled with lower recoveries totaling $25 million, adverse mix (net of higher volume) and favorable supplier resolutions that occurred in the prior period, which combined amounted to $17 million. Also contributing to the decrease was the unfavorable impact of foreign currency exchange of $2 million. These items were partially offset by cost reductions in excess of inflation and price reductions of $12 million.

For the six months ended June 27, 2008, we recorded restructuring charges of $2 million in connection with severance and related costs at certain North American production facilities and $1 million of asset impairments related to restructuring to write down certain machinery and equipment to fair value. For the six months ended June 29, 2007, we recorded $3 million in asset impairments related to restructuring activities to write down certain machinery and equipment to fair value and restructuring charges of $1 million in connection with severance and other costs related to the consolidation of certain facilities, offset by the reversal of $2 million of reserves for severance and other charges associated with the closing of a facility as the related activities were completed at a lower cost than previously estimated.

Automotive Components

Three Months Ended June 27, 2008 Compared to Three Months Ended June 29, 2007

	Three Months Ended		Variance
	June 27,	June 29,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Sales	$555	$511	$44
Earnings before taxes	31	30	1
Restructuring charges and asset impairments included in earnings before taxes	1	5	(4)

Sales increased by $44 million for the three months ended June 27, 2008 compared to the three months ended June 29, 2007. The increase was driven primarily by the favorable impact of foreign currency exchange of $54 million, partially offset by price reductions to customers and unfavorable volume totaling $10 million.

Earnings before taxes increased by $1 million for the three months ended June 27, 2008 compared to the three months ended June 29, 2007. The increase was driven primarily by lower restructuring and impairment costs of $4 million, the favorable impact of foreign currency exchange of $4 million, lower warranty costs of $2 million, and decreased pension and other postretirement benefit expense of $1 million. These favorable items were partially offset by the non-recurrence of a gain of $10 million related to the sale of an Automotive Components manufacturing facility that occurred in the prior period.

For the three months ended June 27, 2008, we recorded restructuring charges of $1 million related to severance and other costs at various production facilities. For the three months ended June 29, 2007, we recorded restructuring charges of $4 million related to severance and other costs primarily related to the closure of a facility in Spain, and $1 million in asset impairments related to restructuring activities to write down certain machinery and equipment to fair value.

Six Months Ended June 27, 2008 Compared to Six Months Ended June 29, 2007

	Six Months Ended		Variance
	June 27,	June 29,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Sales	$1,083	$1,000	$83
Earnings before taxes	59	54	5
Restructuring charges and asset impairments included in earnings before taxes	1	6	(5)

Sales increased by $83 million for the six months ended June 27, 2008 compared to the six months ended June 29, 2007. The increase was driven primarily by the favorable impact of foreign currency exchange of $102 million, partially offset by price reductions to customers and unfavorable volume totaling $19 million.

Earnings before taxes increased by $5 million for the six months ended June 27, 2008 compared to the six months ended June 29, 2007. The increase was driven primarily by the favorable impact of foreign currency exchange of $7 million, lower restructuring and impairment costs of $5 million and decreased pension and other postretirement benefit expense of $2 million. These favorable items were partially offset by the non-recurrence of a gain of $10 million related to the sale of an Automotive Components manufacturing facility that occurred in the prior year.

For the six months ended June 27, 2008, we recorded restructuring charges of $1 million related to severance and other costs at various production facilities. For the six months ended June 29, 2007, we recorded restructuring charges of $5 million in connection with severance and other costs primarily related to the closure of a facility in Spain, and $1 million in asset impairments related to restructuring activities to write down certain machinery and equipment to fair value.

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Cash used in operating activities for the six months ended June 27, 2008 was $75 million compared to cash provided by operating activities of $69 million for the six months ended June 29, 2007, which included proceeds of $127 million from borrowings under our Receivables Facility. Adjusting for the proceeds from the Receivables Facility, cash used in operations was consistent between the two periods.

Investing Activities.  Cash used in investing activities for the six months ended June 27, 2008 was $258 million compared to $229 million for the six months ended June 29, 2007.

During the six months ended June 27, 2008 and June 29, 2007, we spent $217 million and $228 million, respectively, in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $600 million, or approximately 3.5% of sales, in such capital expenditures during 2008.

During 2008, we spent approximately $40 million in conjunction with an acquisition in North America in our Chassis Systems segment. We also spent approximately $6 million on a joint venture in India to facilitate access to the Indian market and support our global customers.

Financing Activities.  Cash used in financing activities was $150 million for the six months ended June 27, 2008, as compared to $133 million for the six months ended June 29, 2007. During the 2008 period we redeemed all of the remaining Old Notes for $20 million and repurchased and retired $12 million in principal amount of the 7% Senior Notes outstanding for $11 million. Additionally, we made net cash payments of $129 million on our Revolving Credit Facility. During the 2007 period, we repurchased substantially all of our Old Notes for approximately $1,386 million, and issued the New Senior Notes for cash proceeds of approximately $1,465 million. Proceeds from the issuance of the New Senior Notes were used to fund the repurchase of the Old Notes and for general corporate purposes.

Debt and Commitments

Sources of Liquidity.  Our primary source of liquidity is cash flow generated from operations. We also have availability under our revolving credit facility and receivables facilities described below, subject to certain conditions. See “— Senior Secured Credit Facilities,” and “Off-Balance Sheet Arrangements” below. Our primary liquidity requirements, which are significant, are expected to be for debt service, working capital, capital expenditures, research and development costs and other general corporate purposes.

As of June 27, 2008, we had outstanding $3.1 billion in aggregate indebtedness. We intend to draw down on, and use proceeds from, the Revolving Credit Facility and our United States and European accounts receivables facilities (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of June 27, 2008, we had approximately $1,028 million of availability under our Revolving Credit Facility, which primarily reflects $300 million of revolver borrowings, $7 million of outstanding borrowings under our ancillary facilities and $62 million in outstanding letters of credit, which reduced the amount available. As of June 27, 2008, approximately $219 million of our total reported accounts receivable balance was considered eligible for borrowings under our United States receivables facility, of which approximately $163 million was available for funding. As of June 27, 2008, we had no outstanding borrowings under this receivables facility. In addition, as of June 27, 2008, we had approximately €130 million and £25 million available under our European accounts receivable facilities. We had no outstanding borrowings under the European accounts receivable facilities as of June 27, 2008.

During any given month we anticipate that we will have up to $850 million outstanding under the Liquidity Facilities. Portions of the amounts drawn under the Liquidity Facilities typically will be paid back throughout the month as cash from customers is received. We may then draw upon such facilities again for working capital purposes in the same or succeeding months. These borrowings reflect normal working capital utilization of liquidity. In addition, we own a 78.4% interest in Dalphi Metal España, S.A. (“Dalphimetal”). Dalphimetal and its subsidiaries have approximately €23 million of credit facilities, of which the entire €23 million was available as of June 27, 2008. Our subsidiaries in the Asia Pacific region also have various credit facilities totaling approximately $128 million, of which $70 million was available on June 27, 2008. These borrowings are primarily in the local currency of the country where our subsidiaries’ operations are located. We expect that these additional facilities will be drawn from time to time for normal working capital purposes.

Debt Repurchases.  See Note 10 to the condensed consolidated financial statements, included in Part I, Item 1, of this Report for a discussion of debt repurchases occurring in the six months ended June 27, 2008 and June 29, 2007, respectively.

Funding Our Requirements.  While we are highly leveraged, we believe that funds generated from operations and available borrowing capacity will be adequate to fund debt service requirements, capital expenditures, working capital requirements, company-sponsored research and development programs, and other general corporate purposes. In addition, we believe that our current financial position and financing plans will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items and to reduce debt may be affected by general economic conditions (including difficulties in the automotive industry), financial markets, competitive, legislative and regulatory factors, and the cost of warranty and recall and litigation claims, among other things. Therefore, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Liquidity Facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Credit Ratings.  Set forth below are our credit ratings and ratings outlook for Standard & Poor’s (“S&P”), Moody’s and Fitch as of June 27, 2008.

	S & P		Moody’s		Fitch

Corporate Rating	BB	+	Ba	2	BB
Bank Debt Rating	BBB		Baa	3	BB	+
New Senior Note Rating	BB		Ba	3	BB	−
Ratings Outlook	Stable		Negative		Stable

In the event of a downgrade, we believe we would continue to have access to sufficient liquidity; however, the cost of any new borrowing could increase and our ability to access certain financial markets could be limited.

Senior Secured Credit Facilities.  As of June 27, 2008, the term loan facilities, with maturities ranging from 2013 to 2014, consisted of an aggregate of $1.1 billion dollar-denominated term loans and the Revolving Credit Facility provided for borrowing of up to $1.4 billion.

Interest Rate Swap Agreements.  The Company enters into interest rate swap agreements from time to time to hedge either the variability of interest payments associated with variable rate debt or to effectively change fixed rate debt obligations into variable rate obligations. See “— Other Borrowings” in Note 10 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our current interest rate swap agreements.

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

See Note 6 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of our United States Receivables Facility.

CONTINGENCIES AND ENVIRONMENTAL MATTERS

See Note 16 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion on contingencies, including environmental contingencies and the amount of accrued reserves for environmental matters. Except as may be set forth in such Note, there have been no material changes to the matters discussed under “— Environmental Matters” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of recently issued accounting pronouncements.

OTHER MATTERS

In the second quarter of 2007, the Company ceased to be a “controlled company” within the meaning of the New York Stock Exchange corporate governance rules. As a result, in order to comply with New York Stock Exchange listing standards, only independent directors now serve on the Company’s Compensation Committee and Corporate Governance and Nominating Committee. The Audit Committee, which was already comprised of only independent directors, was not changed.

OUTLOOK

The Company increased its full year outlook to reflect the strong second quarter outcome, partially offset by a lower outlook for the second half of 2008. We now expect full year sales to be in the range of $16.4 to $16.8 billion (including third quarter sales of approximately $3.9 billion) and net earnings per diluted share in the range of $2.40 to $2.70. For 2008, we expect pre-tax restructuring and asset impairment charges of approximately $75 million (of which approximately $25 million is expected to be incurred in the third quarter), and an effective tax rate in the range of 38 to 42 percent. Lastly, the Company expects capital expenditures in 2008 to be approximately 3.5 percent of sales.

In recent months, the outlook for the North American automotive industry has further deteriorated with the decline in overall production of light vehicles, the shift of production away from light trucks to passenger cars and severe commodity inflation being the primary pressures in this market. The updated 2008 outlook reflects the weaker outlook for the North American market and expectations of a softening production environment in Europe, both of which are expected to continue into 2009.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2007 under “Item 1A. Risk Factors”, as updated in Part II, “Item 1A. Risk Factors” in this Report, including: loss of market share, production cuts and capacity reductions by domestic North American vehicle manufacturers and resulting restructuring initiatives, including bankruptcy actions, of our suppliers and customers; escalating pricing pressures from our customers; commodity inflationary pressures adversely affecting our profitability and supply base, including any resulting inability of our suppliers to perform as we expect; our dependence on our largest customers; product liability, warranty and recall claims and efforts by customers to alter terms and conditions concerning warranty and recall participation; strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers; our substantial debt and resulting vulnerability to an economic or industry downturn and to rising interest rates; cyclicality of automotive production and sales; any increase in the expense and funding requirements of our pension and other postretirement benefits; risks associated with non-U.S. operations, including foreign exchange risks and economic uncertainty in some regions; any impairment of our goodwill or other intangible assets; volatility in our annual effective tax rate resulting from a change in earnings mix or other factors; adverse effects of environmental and safety regulations; assertions by or against us relating to intellectual property rights; the possibility that our largest shareholder’s interests will conflict with ours; and other risks and uncertainties set forth in our Report on Form 10-K, in “— Executive Overview” above and in our other filings with the Securities and Exchange Commission.

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

Foreign Currency Exchange Rate Risk.  We utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts, and to a lesser extent options, are utilized to protect our cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of June 27, 2008, approximately 19% of our total debt was in foreign currencies as compared to 18% as of December 31, 2007.

Interest Rate Risk.  We are subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt. In order to manage interest costs, we may occasionally utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (LIBOR). As of June 27, 2008, approximately 47% of our total debt was at variable interest rates (or 38% when considering the effect of the interest rate swaps entered in January 2008), as compared to 49% (or 40% when considering the effect of the interest rate swaps) as of December 31, 2007.

Sensitivity Analysis.  We utilize a sensitivity analysis model to calculate the fair value, cash flows or statement of earnings impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of June 27, 2008 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed. The results of the sensitivity model calculations follow:

	Assuming a 10%	Assuming a 10%	Favorable
	Increase in	Decrease in	(Unfavorable)
	Rates	Rates	Change in
	(Dollars in millions)

Market Risk
Foreign Currency Rate Sensitivity:
Forwards*
— Long US$	$(82)	$82	Fair value
— Short US$	$38	$(38)	Fair value
Debt**
— Foreign currency denominated	$(60)	$60	Fair value
Interest Rate Sensitivity:
Debt
— Fixed rate	$66	$(70)	Fair value
— Variable rate	$(6)	$6	Cash flow
Swaps
— Pay fixed/receive variable	$2	$(2)	Fair value

*	Change in fair value of forward contracts hedging the identified underlying positions assuming a 10% change in the value of the U.S. dollar vs. foreign currencies.

**	Change in fair value of foreign currency denominated debt assuming a 10% change in the value of the foreign currency.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of June 27, 2008, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the specified time periods.

Changes in Internal Control over Financial Reporting.  There was no change in the Company’s internal controls over financial reporting that occurred during the second fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Loss of market share, production cuts and capacity reductions by the Detroit Three may adversely affect our results in the future and the viability of our supply base.

Ford Motor Company, General Motors Corporation and Chrysler LLC (the “Detroit Three”) have been losing market share for vehicle sales in North America. At the same time, Asian vehicle manufacturers have increased their share in such markets. Although we do have business with the Asian vehicle manufacturers, our customer base in North America is more heavily weighted toward the Detroit Three. In addition, declining market share, the acceleration in consumers’ shift away from light trucks to passenger cars and inherent structural issues with the Detroit Three have led to announcements of an unprecedented level of production cuts and permanent capacity reductions. In order to address market share declines, reduced production levels, negative industry trends such as the change in mix of vehicles and other structural issues specific to their companies (such as significant overcapacity and pension and healthcare costs), the Detroit Three and certain of our other customers are undergoing or may undergo various forms of restructuring initiatives (including, in certain cases, reorganization under bankruptcy laws). Substantial restructuring initiatives, including permanent capacity reductions, undertaken by our major customers have had, and will continue to have, a ripple effect throughout our industry. These initiatives have negatively impacted us and our supply base and may continue to do so in the future.

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

The Company held its 2008 Annual Meeting of Stockholders on May 20, 2008. At the meeting, the following matters were submitted to a vote of, and approved by, the stockholders of the Company:

(1) The election of two directors to serve as Class I directors for a three-year term expiring at the 2011 annual stockholders’ meeting:

	For	Withheld

Paul H. O’Neill	92,909,187	4,558,655
Francois J. Castaing	95,756,491	1,711,351

(2) The ratification of Ernst & Young LLP, an independent registered public accounting firm, to audit the consolidated financial statements of the Company for 2008:

For	Against	Abstain

96,715,310	746,308	6,224

Item 6.	Exhibits (including those incorporated by reference)

Exhibit
Number		Exhibit Name

3.1		Amended and Restated Certificate of Incorporation of TRW Automotive Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp. (File No. 001-31970) for the fiscal year ended December 31, 2003)
3.2		Third Amended and Restated By-Laws of TRW Automotive Holdings Corp. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of TRW Automotive Holdings Corp. (File No. 001-31970) filed November 17, 2004
31(a	)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31(b	)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*		Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

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

Date: July 31, 2008