Form 10-Q
period 2008-09-26
TRW AUTOMOTIVE HOLDINGS CORP
filed 2008-10-30
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 22, 2008, the number of shares outstanding of the registrant’s Common Stock was 101,172,769.

TRW Automotive Holdings Corp.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Operations

	Three Months Ended
	September 26,	September 28,
	2008	2007
	(Unaudited)
	(In millions, except
	per share amounts)

Sales	$3,592	$3,495
Cost of sales	3,411	3,263

Gross profit	181	232
Administrative and selling expenses	139	123
Amortization of intangible assets	9	9
Restructuring charges and asset impairments	32	13
Other income — net	(11)	(8)

Operating income	12	95
Interest expense — net	43	54
Accounts receivable securitization costs	—	2
Equity in earnings of affiliates, net of tax	(2)	(5)
Minority interest, net of tax	2	3

(Losses) earnings before income taxes	(31)	41
Income tax expense	23	18

Net (losses) earnings	$(54)	$23

Basic (losses) earnings per share:
(Losses) earnings per share	$(0.53)	$0.23

Weighted average shares outstanding	101.2	100.6

Diluted (losses) earnings per share:
(Losses) earnings per share	$(0.53)	$0.22

Weighted average shares outstanding	101.2	103.3

See accompanying notes to condensed consolidated financial statements (unaudited).

TRW Automotive Holdings Corp.

Consolidated Statements of Operations

	Nine Months Ended
	September 26,	September 28,
	2008	2007
	(Unaudited)
	(In millions, except
	per share amounts)

Sales	$12,182	$10,816
Cost of sales	11,259	9,931

Gross profit	923	885
Administrative and selling expenses	407	391
Amortization of intangible assets	27	27
Restructuring charges and asset impairments	64	32
Other expense (income) — net	1	(40)

Operating income	424	475
Interest expense — net	134	173
Loss on retirement of debt	—	155
Accounts receivable securitization costs	2	4
Equity in earnings of affiliates, net of tax	(17)	(20)
Minority interest, net of tax	12	13

Earnings before income taxes	293	150
Income tax expense	126	116

Net earnings	$167	$34

Basic earnings per share:
Earnings per share	$1.65	$0.34

Weighted average shares outstanding	101.0	99.5

Diluted earnings per share:
Earnings per share	$1.63	$0.33

Weighted average shares outstanding	102.2	102.8

See accompanying notes to condensed consolidated financial statements (unaudited).

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	September 26,	December 31,
	2008	2007
	(Unaudited)
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$511	$895
Marketable securities	—	4
Accounts receivable — net	2,830	2,313
Inventories	883	822
Prepaid expenses and other current assets	367	292

Total current assets	4,591	4,326
Property, plant and equipment — net of accumulated depreciation of $2,732 million and $2,334 million, respectively	2,809	2,910
Goodwill	2,242	2,243
Intangible assets — net	706	710
Pension asset	1,418	1,461
Other assets	621	640

Total assets	$12,387	$12,290

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$72	$64
Current portion of long-term debt	22	30
Trade accounts payable	2,314	2,406
Accrued compensation	296	298
Other current liabilities	1,047	917

Total current liabilities	3,751	3,715
Long-term debt	3,149	3,150
Postretirement benefits other than pensions	574	591
Pension benefits	451	497
Other long-term liabilities	1,027	1,011

Total liabilities	8,952	8,964
Minority interests	144	134
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,194	1,176
Retained earnings	568	398
Accumulated other comprehensive earnings	1,528	1,617

Total stockholders’ equity	3,291	3,192

Total liabilities, minority interests and stockholders’ equity	$12,387	$12,290

See accompanying notes to condensed consolidated financial statements (unaudited).

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 26,	September 28,
	2008	2007
	(Unaudited)
	(Dollars in millions)

Operating Activities
Net earnings	$167	$34
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	445	408
Net pension and other postretirement benefits income and contributions	(140)	(147)
Net gains on sale of assets	(4)	(19)
Loss on retirement of debt	—	155
Other — net	23	27
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable — net	(518)	(424)
Inventories	(45)	(86)
Trade accounts payable	(94)	(10)
Prepaid expense and other assets	(29)	(9)
Other liabilities	199	(18)

Net cash provided by (used in) operating activities	4	(89)
Investing Activities
Capital expenditures, including other intangible assets	(338)	(339)
Acquisitions of businesses, net of cash acquired	(41)	(12)
Termination of interest rate swaps	—	(12)
Investment in affiliates	(5)	—
Purchase price adjustments	—	3
Proceeds from sale/leaseback transactions	1	6
Net proceeds from asset sales	6	35

Net cash used in investing activities	(377)	(319)
Financing Activities
Change in short-term debt	10	66
Net proceeds from revolving credit facility	50	638
Proceeds from issuance of long-term debt, net of fees	4	2,584
Redemption of long-term debt	(61)	(3,000)
Proceeds from exercise of stock options	4	29

Net cash provided by financing activities	7	317
Effect of exchange rate changes on cash	(18)	(14)

Decrease in cash and cash equivalents	(384)	(105)
Cash and cash equivalents at beginning of period	895	578

Cash and cash equivalents at end of period	$511	$473

See accompanying notes to condensed consolidated financial statements (unaudited).

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on February 21, 2008. Certain prior period amounts have been reclassified to conform to the current year presentation. The Company has revised its consolidated statements of operations for the three and nine months ended September 28, 2007 to reclassify certain amounts previously reported within administrative and selling expenses to cost of sales. The Company has also reclassified certain items to trade accounts payable from other current liabilities in the condensed consolidated balance sheet as of December 31, 2007.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three and nine months ended September 26, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

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

Earnings (Losses) per Share.  Basic earnings (losses) per share are calculated by dividing net earnings (losses) by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings (losses) per share were:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
	(In millions)

Weighted average shares outstanding	101.2	100.6	101.0	99.5
Effect of dilutive securities	—	2.7	1.2	3.3

Diluted shares outstanding	101.2	103.3	102.2	102.8

For the three months ended September 26, 2008, there were no dilutive securities included in the calculation of diluted loss per share because the inclusion of any securities in the calculation would have been anti-dilutive due to the net loss. If the Company had net earnings during the period, an additional 0.6 million securities would have been included in the calculation of diluted earnings per share.

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

The following table presents the movement in the product warranty liability for the nine month periods ended September 26, 2008 and September 28, 2007:

	Nine Months Ended
	September 26,	September 28,
	2008	2007
	(Dollars in millions)

Beginning balance	$140	$133
Current period accruals, net of changes in estimates	33	43
Used for purposes intended	(42)	(37)
Effects of foreign currency translation	(2)	8

Ending balance	$129	$147

Comprehensive (Losses) Earnings.  The changes in components of comprehensive (losses) earnings, net of related tax, are reflected below:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
	(Dollars in millions)

Net (losses) earnings	$(54)	$23	$167	$34
Foreign currency translation	(166)	68	3	118
Deferred cash flow hedges	(10)	(5)	(11)	1
Retirement obligations	(56)	(4)	(81)	(7)

Comprehensive (losses) earnings	$(286)	$82	$78	$146

Recently Issued Accounting Pronouncements.  In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities, and shall be included in the computation of basic earnings per share pursuant to the two-class method described in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for fiscal years, or interim periods, beginning after December 15, 2008. Early application is prohibited. Upon adoption, all prior period earnings per share data presented shall be adjusted retrospectively to conform with the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years, or interim periods, beginning after December 15, 2008. The guidance contained in FSP FAS 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP FAS 142-3 must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The adoption of FSP FAS 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133.” SFAS No. 161 enhances derivative and hedging activity disclosures pertaining to how derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect the Company’s consolidated financial statements. SFAS No. 161 is effective for fiscal years, and interim periods, beginning after November 15, 2008. The Company anticipates that the adoption of SFAS No. 161 will not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest (also known as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This standard requires the recognition of a noncontrolling interest as equity, while income attributable to the noncontrolling interest will be included in consolidated net income of the parent. In addition, changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation of the subsidiary are equity transactions, while the parent recognizes a gain or loss when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years, and interim periods, beginning on or after December 15, 2008. The Company is currently assessing the effects of SFAS No. 160 and has not yet determined its impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the recognition of all the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value with limited exceptions. SFAS No. 141(R) requires that acquisition costs and restructuring costs associated with a business combination be expensed at the acquisition date. This standard also requires that in-process research and development be recorded on the balance sheet at fair value as an indefinite-lived intangible asset at the acquisition date. In addition, under SFAS No. 141(R), changes in an acquired entity’s valuation allowance on deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations where the acquisition date occurs in or after the first fiscal year beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired uncertain tax positions. Adjustments made to valuation allowances and acquired uncertain tax positions associated with acquisitions closed prior to the effective date of this statement must also apply the provisions of SFAS No. 141(R). The Company is currently assessing the effects of SFAS No. 141(R), and has not yet determined its impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The Company adopted SFAS No. 157, effective January 1, 2008, for financial assets and financial liabilities, and other items recognized or disclosed in the consolidated financial statements on a recurring basis. See Note 9. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year, to fiscal years, and interim periods, beginning on or after November 15, 2008. The Company has delayed recognizing the fair value of its nonfinancial assets and nonfinancial liabilities within the scope of SFAS No. 157 until January 1, 2009, as allowed by FSP FAS 157-2. The Company has not completed its analysis of the potential impact of the adoption of

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on the Company’s consolidated financial statements. On October 3, 2008, Congress signed into law the Emergency Economic Stabilization Act of 2008 (the “Act”). The Act authorizes the SEC to suspend mark-to-market accounting for any issuer or for any class or category of transaction if the SEC determines it is necessary or is in the public interest or is consistent with the protection of investors. The Company cannot currently assess the impact of the Act, as the SEC has not determined whether or not it will suspend mark-to-market accounting.

3.	Inventories

The major classes of inventory are as follows:

	As of
	September 26,	December 31,
	2008	2007
	(Dollars in millions)

Finished products and work in process	$438	$412
Raw materials and supplies	445	410

Total inventories	$883	$822

4.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components
	Segment	Segment	Segment	Total
	(Dollars in millions)

Balance as of December 31, 2007	$848	$937	$458	$2,243
Purchase price adjustments	(1)	—	—	(1)

Balance as of September 26, 2008	$847	$937	$458	$2,242

Intangible Assets

The following table reflects intangible assets and related accumulated amortization:

	As of September 26, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$519	$(133)	$386	$500	$(114)	$386
Developed technology	85	(58)	27	81	(50)	31
Non-compete agreements	1	—	1	1	—	1

Total	605	$(191)	414	582	$(164)	418

Indefinite-lived intangible assets:
Trademarks	292		292	292		292

Total	$897		$706	$874		$710

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

During the nine months ended September 26, 2008, the Company completed an acquisition in its Chassis Systems segment which was not material to the Company’s consolidated financial statements. In conjunction with this acquisition, the Company recorded a customer relationship intangible asset of approximately $19 million.

During the nine months ended September 28, 2007, the Company completed an acquisition in its Chassis Systems segment and recorded a customer relationship intangible asset of approximately $4 million.

The Company expects that ongoing amortization expense will approximate the following over the next five years:

Years Ended December 31,
(Dollars in millions)

2008	$36
2009	36
2010	36
2011	28
2012	26

5.	Other (Income) Expense — Net

The following table provides details of other (income) expense — net:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
	(Dollars in millions)

Net provision for bad debts	$—	$2	$4	$(1)
Net gains on sales of assets	(1)	(7)	(4)	(19)
Foreign currency exchange losses	—	5	24	4
Royalty and grant income	(5)	(7)	(18)	(20)
Miscellaneous other income	(5)	(1)	(5)	(4)

Other (income) expense — net	$(11)	$(8)	$1	$(40)

6.	Accounts Receivable Securitization

United States Facility.  The United States receivables facility, as amended (the “Receivables Facility”), extends until December 2009 and provides up to $209 million in funding from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors, including certain concentration limits. The Receivables Facility is subject to earlier termination under certain circumstances, including a default ratio of eligible receivables in excess of an established threshold, which could be triggered by the bankruptcy of one or more of our customers that are included in this facility. As of September 26, 2008, based on the terms of the Receivables Facility, approximately $156 million of the Company’s reported accounts receivable were considered eligible to support borrowings under the Receivables Facility, of which approximately $116 million was available for funding. The Company had no outstanding borrowings under the Receivables Facility as of September 26, 2008 and December 31, 2007.

Other Receivables Facilities.  In addition to the Receivables Facility described above, certain of the Company’s European subsidiaries have entered into receivables financing arrangements. The Company has up to €75 million available until January 2009 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. The Company has £25 million available through April 2009 through a receivables financing arrangement in the United Kingdom, which provides for the sale of trade receivables from the Company’s United Kingdom

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

affiliates directly to a United Kingdom bank. The Company has a factoring arrangement in France which provides for availability of up to €80 million until July 2009. This arrangement involves a wholly-owned special purpose vehicle, which purchases trade receivables from its French affiliates and sells those trade receivables to a French bank. All European arrangements are renewable for one year at the end of their respective terms, if not terminated. As of September 26, 2008, approximately €119 million and £24 million were available for funding under the Company’s European receivables facilities. There were no outstanding borrowings under any of these facilities as of September 26, 2008 and December 31, 2007.

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

Income tax expense for the three months ended September 26, 2008 was $23 million on a pre-tax loss of $31 million, and income tax expense for the nine months ended September 26, 2008 was $126 million on pre-tax earnings of $293 million. Income tax expense for the three months ended September 28, 2007 was $18 million on pre-tax earnings of $41 million and included a net benefit of $5 million as a result of tax law changes enacted in Germany and the United Kingdom. Income tax expense for the nine months ended September 28, 2007 was $116 million on pre-tax earnings of $150 million and did not include a tax benefit related to the $155 million loss on retirement of debt. As of September 26, 2008, the income tax rate varies from the United States statutory income tax rate primarily due to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which a corresponding income tax expense or benefit is not recognized, partially offset by favorable foreign tax rates, holidays, and credits.

8.	Pension Plans and Postretirement Benefits Other Than Pensions

The Company adopted the measurement-date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective January 1, 2008 using the one-measurement approach. As a result, the Company changed the measurement date for its pension and other postretirement plans from October 31 to its year end date of December 31. Under the one-measurement approach, net periodic benefit cost of the Company for the period between October 31, 2007 and December 31, 2008 is being allocated proportionately between amounts recognized as an adjustment of retained earnings at January 1, 2008, and net periodic benefit cost for the year ending December 31, 2008. The Company recorded an adjustment which increased retained earnings by approximately $3 million, net of tax, in relation to this allocation. Other changes in the fair value of plan assets and benefit obligations (for example, gains or losses) between October 31, 2007 and December 31, 2008, will be recognized in accumulated other comprehensive earnings on December 31, 2008.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Pension Plans

The following table provides the components of net pension (income) cost for the Company’s defined benefit pension plans for the three and nine months ended September 26, 2008 and September 28, 2007:

	Three Months Ended
	September 26,			September 28,
	2008			2007
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$4	$8	$6	$5	$11	$6
Interest cost on projected benefit obligations	16	75	10	16	73	9
Expected return on plan assets	(20)	(99)	(5)	(19)	(98)	(5)
Amortization	(4)	—	—	(2)	—	1
Curtailments	—	—	—	—	—	(2)

Net pension (income) cost	$(4)	$(16)	$11	$—	$(14)	$9

	Nine Months Ended
	September 26,			September 28,
	2008			2007
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$13	$25	$16	$15	$33	$18
Interest cost on projected benefit obligations	48	232	31	48	215	27
Expected return on plan assets	(62)	(305)	(15)	(55)	(289)	(13)
Amortization	(11)	—	1	(8)	—	3
Curtailments	—	—	—	—	—	(3)

Net pension (income) cost	$(12)	$(48)	$33	$—	$(41)	$32

Postretirement Benefits Other Than Pensions (“OPEB”)

The following table provides the components of net OPEB cost for the Company’s plans for the three and nine months ended September 26, 2008 and September 28, 2007:

	Three Months Ended
	September 26,		September 28,
	2008		2007
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Service cost	$—	$1	$—	$1
Interest cost on projected benefit obligations	10	2	7	1
Amortization	(4)	(1)	(3)	(1)
Settlements	—	—	(1)	—

Net OPEB cost	$6	$2	$3	$1

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months Ended
	September 26,		September 28,
	2008		2007
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Service cost	$1	$1	$1	$1
Interest cost on projected benefit obligations	24	6	23	5
Amortization	(12)	(3)	(14)	(3)
Settlements	(3)	—	(6)	—

Net OPEB cost	$10	$4	$4	$3

During the nine months ended September 26, 2008, the Company recorded settlement gains of $3 million related to retiree medical buyouts. During the three and nine months ended September 28, 2007, the Company recorded settlement gains of $1 million and $6 million, respectively, related to retiree medical buyouts.

9.	Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” for financial assets and financial liabilities and other items recognized or disclosed in the consolidated financial statements on a recurring basis. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

The fair value measurements for assets and liabilities recognized in the Company’s condensed consolidated balance sheet at September 26, 2008 are as follows:

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in millions)

Derivative assets	$—	$18	$—	$18
Derivative liabilities	$—	$27	$—	$27

As of September 26, 2008, no fair value measurements for assets or liabilities under Level 3 were recognized in the Company’s consolidated financial statements.

In September 2008, Lehman Brothers Holdings Inc., a guarantor of Lehman Brothers Special Financing Inc. (“LBSF”), the counterparty to several of the Company’s foreign currency forward contracts and interest rate swap contracts, filed for bankruptcy protection. The bankruptcy filing may have limited LBSF’s ability to perform under the terms of the contracts and required that the Company assume these derivative contracts were ineffective for hedge accounting purposes. As such, the Company terminated all such contracts prior to September 26, 2008. The impact resulting from accounting for the fair value of these contracts and the cost of terminating these contracts was not material.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115.” Upon adoption, the Company did not elect to remeasure any of its existing financial assets or financial liabilities under the provisions of SFAS No. 159. The Company also did not apply SFAS No. 159 to any other financial instruments, including firm commitments, upon adoption.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10.	Debt

Total outstanding debt of the Company as of September 26, 2008 and December 31, 2007 consisted of the following:

	As of
	September 26,	December 31,
	2008	2007
	(Dollars in millions)

Short-term debt	$72	$64

Long-term debt:
Senior notes, due 2014 and 2017	$1,492	$1,505
Senior and senior subordinated notes, due 2013	—	19
Term loan facilities	1,095	1,098
Revolving credit facility	479	429
Capitalized leases	56	63
Other borrowings	49	66

Total long-term debt	3,171	3,180
Less current portion	22	30

Long-term debt, net of current portion	$3,149	$3,150

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

Senior Secured Credit Facilities

On May 9, 2007, the Company entered into its Fifth Amended and Restated Credit Agreement with the lenders party thereto. The amended and restated credit agreement provides for $2.5 billion in senior secured credit facilities, consisting of (i) a 5-year $1.4 billion Revolving Credit Facility (the “Revolving Credit Facility”), (ii) a 6-year $600 million Term Loan A-1 Facility (the “Term Loan A-1”) and (iii) a 6.75-year $500 million Term Loan B-1 Facility (the “Term Loan B-1”; combined with the Revolving Credit Facility and Term Loan A-1, the “Senior Secured Credit Facilities”). On May 9, 2007, the entire principal on the Term Loan A-1 and the Term Loan B-1 were funded and the Company drew down $461 million of the Revolving Credit Facility. These proceeds, together with approximately $15.6 million of available cash on hand, were used to refinance $2.5 billion of existing senior secured credit facilities by repaying approximately $1,561 million of existing senior secured credit facilities (consisting of Term Loan A in the amount of approximately $385 million, Term Loan B in the amount of approximately $587 million, Term Loan B-2 in the amount of approximately $296 million and Term Loan E in the amount of approximately $293 million) and to pay interest along with certain fees and expenses related to the refinancing. In conjunction with the May 9, 2007 refinancing, the Company capitalized $6 million of deferred debt issuance costs and recorded a loss on retirement of debt of $7 million related to the write-off of debt issuance costs associated with the former revolving facility and the former syndicated term loans.

Lehman Commercial Paper Inc. (“LCP”) has a $48 million commitment under the Revolving Credit Facility, of which $29 million is unfunded. LCP filed for bankruptcy in October 2008 and has failed to fund on a portion of the revolving credit facility. As a result, we believe LCP will likely not perform under the terms of the facility, which would effectively reduce the amount available to the Company under the Revolving Credit Facility by up to $29 million.

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

In September 2008, Lehman Brothers Holdings Inc., a guarantor of LBSF, the counterparty to $50 million notional value of the Company’s interest rate swaps, filed for bankruptcy protection. The bankruptcy filing may have limited LBSF’s ability to perform under the terms of the contracts and required that the Company assume these derivative contracts were ineffective for hedge accounting purposes. As such, the Company terminated all such contracts prior was September 26, 2008. The impact resulting from accounting for the fair value of these contracts and the cost of terminating these contracts was not material.

In September 2008 the Company entered into an additional series of interest rate swap agreements with a total notional value of $50 million to hedge the variability of interest payments associated with its variable-rate term debt. The swap agreements mature in January 2010. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, these swaps qualify for cash flow hedge accounting treatment.

As of September 26, 2008, the Company recorded an obligation of approximately $1 million related to its interest rate swaps along with a corresponding reduction in other comprehensive income. Ineffectiveness from the interest rate swaps recorded to other income in the consolidated statement of operations was insignificant.

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

11.	Restructuring Charges and Asset Impairments

On a continuing basis, Company management assesses the impact that current and future market conditions have on the size and configuration of our business. Among the global capacity optimization efforts across our businesses, the Company seeks out opportunities for cost reductions and improved efficiencies, and undertakes plant rationalization and restructuring actions when warranted.

Restructuring charges and asset impairments include the following:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
	(Dollars in millions)

Severance and other charges	$30	$13	$44	$25
Asset impairments related to restructuring activities	—	—	1	4

Total restructuring charges	30	13	45	29
Other asset impairments	2	—	19	3

Total restructuring charges and asset impairments	$32	$13	$64	$32

Restructuring charges and asset impairments by segment are as follows:

Chassis Systems

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
	(Dollars in millions)

Severance and other charges	$5	$9	$16	$17

Total restructuring charges	5	9	16	17
Other asset impairments	—	—	17	3

Total restructuring charges and asset impairments	$5	$9	$33	$20

For each of the three and nine months ended September 26, 2008 and September 28, 2007, the Company incurred charges related to severance, retention and outplacement services at various production facilities. During 2008 and 2007, severance costs associated with headcount reductions were incurred primarily at the Company’s braking facilities.

The other asset impairments recorded for the nine months ended 2008 pertained to the write-down of certain machinery and equipment to fair value based on estimated future cash flows at the Company’s North American braking facilities. The Company recorded other asset impairments for the nine months ended September 28, 2007 to write down certain buildings to fair value based on real estate market conditions.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Occupant Safety Systems

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
	(Dollars in millions)

Severance and other charges	$22	$1	$24	$—
Asset impairments related to restructuring activities	—	—	1	3

Total restructuring charges	22	1	25	3
Other asset impairments	2	—	2	—

Total restructuring charges and asset impairments	$24	$1	$27	$3

For the three and nine months ended September 26, 2008, the Company recorded $17 million of severance and other charges associated with the planned closure of a facility in Europe. In addition, for each of these periods, the Company recorded $5 million and $7 million, respectively, related to severance, retention and outplacement services at various production facilities. During the three months ended September 28, 2007, the Company incurred charges related to severance, retention and outplacement services at various production facilities. For the nine months ended September 28, 2007, the Company incurred charges of $2 million related to severance, retention and outplacement services at various production facilities, which were offset by a $2 million reversal of reserves for severance and other charges associated with the closing of a facility as the related activities were completed at a lower cost than previously estimated.

For the nine months ended September 26, 2008 and September 28, 2007, the Company recorded net asset impairments related to restructuring activities to write-down certain machinery and equipment to fair value based on estimated future cash flows. The other asset impairments recorded in 2008 pertained to the write-down of certain machinery and equipment to fair value based on estimated future cash flows at the Company’s North American facilities.

Automotive Components

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
	(Dollars in millions)

Severance and other charges	$3	$3	$4	$8
Asset impairments related to restructuring activities	—	—	—	1

Total restructuring charges and asset impairments	$3	$3	$4	$9

For each of the three and nine months ended September 26, 2008 and September 28, 2007, the Company incurred charges related to severance, retention and outplacement services at various production facilities.

For the nine months ended September 28, 2007, the Company recorded net asset impairments related to restructuring activities to write down certain machinery and equipment to fair value based on estimated future cash flows.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Restructuring Reserves

The following table illustrates the activity in the restructuring reserves for severance and other charges:

	Nine Months Ended
	September 26,	September 28,
	2008	2007
	(Dollars in millions)

Beginning balance	$34	$66
Current period accruals, net of changes in estimates	44	25
Purchase price allocation	1	1
Used for purposes intended	(30)	(55)
Effects of foreign currency translation	(2)	2

Ending balance	$47	$39

Of the $47 million restructuring reserve accrued as of September 26, 2008, approximately $31 million is expected to be paid in 2008. The remaining balance is expected to be paid in 2009 through 2012 and is comprised primarily of involuntary employee termination arrangements outside the United States.

During each of the nine month periods ended September 26, 2008 and September 28, 2007, the Company recorded net adjustments of approximately $1 million for severance and other costs pertaining to the planned closure of certain facilities in relation to acquisitions in accordance with the provisions of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

12.	Capital Stock

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the “Common Stock”), of which 101,172,769 shares are issued and outstanding as of September 26, 2008, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations under the Company’s stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

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

As of September 26, 2008, the Company had approximately 2,513,378 shares of Common Stock available for issuance under the Plan. Approximately 7,718,070 options and 946,056 unvested restricted stock units were outstanding as of the same date.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The total share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
	(Dollars in millions)

Stock options	$2	$3	$7	$9
Restricted stock units	3	3	9	8

Total share-based compensation expense	$5	$6	$16	$17

14.	Related Party Transactions

Blackstone.  In connection with the acquisition by affiliates of The Blackstone Group L.P. (“Blackstone”) of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop Grumman Corporation (“Northrop”) (the “Acquisition”), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals; and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services. Approximately $1 million is included in the consolidated statements of operations for each of the three month periods ended September 26, 2008 and September 28, 2007, and approximately $4 million is included in the consolidated statements of operations for each of the nine month periods ended September 26, 2008 and September 28, 2007.

Core Trust Purchasing Group.  In the first quarter of 2006, the Company entered into a five-year participation agreement (“participation agreement”) with Core Trust Purchasing Group, formerly named Cornerstone Purchasing Group LLC (“CPG”) designating CPG as exclusive agent for the purchase of certain indirect products and services. CPG is a “group purchasing organization” which secures from vendors pricing terms for goods and services that are believed to be more favorable than participants could obtain for themselves on an individual basis. Under the participation agreement the Company must purchase 80% of the requirements of its participating locations for the specified products and services through CPG. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendor in respect of purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of purchases by the Company under the participation agreement to an affiliate of Blackstone. The affiliate of Blackstone received de minimis fees from CPG for each of the three and nine months ended September 26, 2008 and September 28, 2007 in respect of Company purchases.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

15.	Operating Segments

The following table presents certain financial information by segment:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$2,136	$1,927	$7,034	$5,865
Occupant Safety Systems	1,022	1,100	3,631	3,483
Automotive Components	434	468	1,517	1,468

Total sales	$3,592	$3,495	$12,182	$10,816

(Losses) earnings before income taxes:
Chassis Systems	$28	$55	$216	$212
Occupant Safety Systems	12	83	234	338
Automotive Components	(6)	5	53	59

Segment earnings before income taxes	34	143	503	609
Corporate expense and other	(22)	(46)	(74)	(127)
Finance costs	(43)	(56)	(136)	(177)
Loss on retirement of debt	—	—	—	(155)

(Losses) earnings before income taxes	$(31)	$41	$293	$150

Intersegment sales:
Chassis Systems	$7	$5	$18	$19
Occupant Safety Systems	19	29	79	91
Automotive Components	14	11	43	31

Total intersegment sales	$40	$45	$140	$141

16.	Contingencies

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

As of September 26, 2008, the Company had reserves for environmental matters of $50 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement relating to the Acquisition. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company’s financial position, results of operations or cash flows, of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position, results of operations, or cash flows or the possible effect of compliance with environmental requirements imposed in the future.

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

Financial Results

Our sales for the three months ended September 26, 2008 were $3.6 billion, which represents an increase of 2.8% over the third quarter of 2007. The increase in sales of $97 million was driven largely by favorable foreign currency exchange rates and a higher level of lower margin module sales, significantly offset by lower production volumes in North America and Europe and price reductions provided to customers. Operating income for the third quarter of 2008 was $12 million compared to $95 million for the prior year period. The decrease in operating income of $83 million was primarily driven by decreased production volumes, increased restructuring and asset impairment expenses, unfavorable impact of foreign currency exchange, higher commodity prices, and a negative product mix.

Net loss for the three months ended September 26, 2008 was $54 million as compared to net earnings of $23 million for the prior year period.

Our sales for the nine months ended September 26, 2008 were $12.2 billion, which represents an increase of 12.6% over the nine months ended September 28, 2007. The increase in sales of $1,366 million was driven primarily by favorable foreign currency exchange rates and an increase in sales of lower margin modules. Operating income for the first nine months of 2008 was $424 million compared to $475 million for the prior year period. The decrease in operating income of $51 million was driven by increased restructuring and asset impairment expenses, a negative product mix, higher commodity prices, price reductions provided to customers and foreign currency exchange losses. These unfavorable items were partially offset by savings generated from cost reductions and efficiency programs, including reductions in pension and postretirement related costs, and a net insurance recovery of $14 million related to prior year business disruption at one of our South American facilities.

Net earnings for the nine months ended September 26, 2008 were $167 million as compared to $34 million for the nine months ended September 28, 2007. Included in net earnings for the nine months ended September 28, 2007 is a loss on retirement of debt of $155 million. Reduced interest expense due to our debt refinancing and lower interest rates also contributed to the increase in net earnings for the nine months of 2008 compared to the similar period in 2007.

Recent Trends and Market Conditions

The automotive and automotive supply industries continued to experience unfavorable developments during the third quarter and first nine months of 2008, particularly in North America and Europe. These trends include:

General Economic Factors:

Disruptions in financial markets and recent restrictions on liquidity are adversely impacting the availability and cost of incremental credit for many companies. These disruptions are also adversely affecting the global economy, further negatively impacting consumer spending patterns in the automobile industry. As our customers and suppliers respond to the rapidly changing consumer preferences, restricted liquidity or increased cost of capital could negatively impact their business, which could result in further restructuring or even reorganization under bankruptcy laws. Any such negative impact could, in turn, negatively affect our business either through loss of sales to our customers or through our inability to meet our commitments (or inability to meet them without excess expense), due to the loss of supplies from any of our suppliers so affected.

Production Levels and Product Mix:

In the U.S., and most recently Europe, overall negative economic conditions, including the deterioration of global financial markets, downturns in the real estate and mortgage markets, energy and food inflation, and a weakening job market, have led to slowed economic growth. Such conditions have negatively impacted consumer confidence, resulting in delayed purchases of durable consumer goods (such as automobiles). There has been a dramatic shift in the North American market away from sport utility vehicles, light trucks and heavy-duty pickup trucks, which tend to be higher margin products for OEMs and suppliers, to more fuel-efficient passenger cars. Similarly, in Europe, there has been a more recent shift from large and mid-size passenger cars to small cars. These changes have negatively impacted the mix of our product sales.

In recent years, and continuing into 2008, Ford Motor Company, General Motors Corporation and Chrysler LLC (the “Detroit Three”) have seen a steady decline in their market share for vehicle sales in North America, with Asian OEMs increasing their share in this market. Although we have business with the Asian OEMs, our customer base in North America is more heavily weighted toward the Detroit Three. Declining market share, inherent legacy issues with the Detroit Three and the impact of declining consumer confidence have led to recent, unprecedented production cuts and permanent capacity reductions. During the first nine months of 2008, the Detroit Three North American production levels declined approximately 19% compared to the same period in 2007.

In addition, in order to address market share declines, reduced production levels, negative industry trends such as change in mix of vehicles, general macroeconomic conditions and other structural issues specific to their companies (such as significant overcapacity and pension and healthcare costs), the Detroit Three and certain of our other customers continue to implement or may implement various forms of restructuring initiatives (including, in certain cases, reorganization under bankruptcy laws). These restructuring actions have had and may continue to have a significant impact throughout our industry, including our supply base.

Inflation and Pricing Pressure:

Through the first nine months of 2008, commodity inflation has continued to impact the industry. Costs of petroleum-based products were volatile, and the per barrel price of oil reached record highs in July. Further, ferrous metals and other base metal prices, resins, yarns and energy costs increased significantly. It is unclear whether the recent decline of the spot price of certain commodities is sustainable, or when, or if, we could expect to benefit from such declines. In general, overall commodity inflation pressures remain a significant concern for our business and have placed a considerable operational and financial burden on the Company. We have continued to work with our suppliers and customers to mitigate the impact of increasing commodity costs. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.

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

Furthermore, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected or their inability to adequately mitigate inflationary, industry, or economic pressures. These pressures have proven to be insurmountable to some of our suppliers and we have seen the number of bankruptcies and insolvencies increase. While the unstable condition of some of our suppliers or their failure to perform has not led to any material disruptions thus far, we have experienced certain delivery delays and production issues. The overall condition of our supply base may possibly lead to further delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best source of supply.

Labor Relations:

Work stoppages or other labor issues are inherent in our industry and may potentially occur at our customers’ or their suppliers’ facilities or at our or our suppliers’ facilities, which may have a material adverse effect on us. During the first nine months of 2008, a labor disruption occurred at a supplier of General Motors Corporation during the renegotiation of a labor agreement with one of its major unions. The disruption impacted the production at General Motors Corporation and, as a result, its purchases from us. While this disruption did not have a material impact on our business in the first nine months of 2008, other work stoppages could occur that may negatively impact our operations.

Foreign Currencies:

The favorable impact on our reported earnings in U.S. dollars resulting from the translation of results denominated in other currencies, mainly the euro, which has appreciated against the U.S. dollar, was partially offset by the negative impact of certain other currency fluctuations. Even after hedging these other currency exposures, significant fluctuations, primarily the strengthening of the Canadian dollar and Brazilian real against the U.S. dollar and the strengthening of the Polish zloty and Czech koruna against the euro, negatively impacted our margins. Further, the recent strengthening of the U.S. dollar could negatively impact our results in future periods, as the majority of our sales are outside the U.S.

Company Strategy

Through the first nine months of 2008, our operations have been able to remain profitable despite the negative industry pressures previously discussed. The effect of the unfavorable industry climate was mitigated by, among other things, our customer, product and geographic diversity. We also benefited from sales growth in Europe and Asia, continued demand for safety products, continued implementation of previously announced restructuring actions and targeted cost reductions throughout our businesses.

We have significant exposure to the European market, with approximately 57% of our 2007 sales generated from that region. Through the first nine months of 2008, our geographic diversity and presence in these regions has helped offset many of the negative industry pressures and sales declines experienced in the North American market. The European market remains extremely competitive and, similar to the North American market, has also experienced major inroads by Asian manufacturers into the region over the past few years. While many of our major OEM customers in North America have implemented, or are in the process of implementing, varying levels of restructuring actions aimed at reducing vehicle assembly capacity, we have not seen actions in Europe of a similar magnitude. However, there has been significant scheduled idling of facilities in Europe for the remainder of 2008 that will reduce production volumes and may lead to increased restructuring actions in future periods.

While we continue our efforts to mitigate the risks described above, we expect the negative conditions to continue in the near future, thereby impacting the remainder of 2008 and 2009. During the first nine months of 2008, we recognized restructuring and fixed asset impairment charges of $64 million due primarily to the negative market conditions in North America. We will continue to evaluate our global footprint to ensure that we are properly configured and sized, considering the changes in market conditions. Plant rationalization beyond the facilities we have closed or announced for closure, and additional global capacity optimization efforts across our businesses, may be warranted.

Our Debt and Capital Structure

On an ongoing basis we monitor, and may modify, our debt and capital structure to reduce associated costs and provide greater financial and covenant flexibility.

We refinanced our debt in 2007, which provided us with increased liquidity. We believe that our current financial position and financing plans will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, the ability to fully utilize our facilities may be subject to the financial strength of the underlying participants of the agreements and, in the case of our receivables facilities, the underlying financial strength of our customers. Additionally, our primary credit facilities contain certain covenants including a maximum total leverage ratio and a minimum interest coverage ratio that would impact our ability to borrow on these facilities if not met. As of September 26, 2008, the Company was in compliance with these financial covenants.

In May 2007, we entered into an amended and restated credit agreement whereby we refinanced $2.5 billion of existing senior secured credit facilities with new facilities consisting of a secured revolving credit facility (the “Revolving Credit Facility”) and various senior secured term loan facilities (collectively with the Revolving Credit Facility, the “Senior Secured Credit Facilities”). In March 2007, we commenced, and in April 2007 we completed, a tender offer for our then outstanding $1.3 billion of Old Notes. In March 2007, we also issued the New Senior Notes for approximately $1.5 billion, and used the proceeds to fund the repurchase of the Old Notes.

On February 15, 2008, the Company redeemed all of its then remaining Old Notes for $20 million.

On March 13, 2008, the Company entered into a transaction to repurchase $12 million in principal amount of the 7% Senior Notes outstanding. The repurchased notes were retired upon settlement on March 18, 2008.

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

Goodwill

We monitor our goodwill for impairment indicators on an ongoing basis in addition to performing an annual goodwill impairment analysis, as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” We do not currently believe that there are impairment indicators of our goodwill; however, we have recently experienced a decrease in our operating results as a result of the current negative economic conditions. An additional decline in our operating results due to a further or prolonged deterioration of economic conditions could result in an impairment charge.

RESULTS OF OPERATIONS

The following unaudited consolidated statements of operations compare the results of operations for the three months ended September 26, 2008 and September 28, 2007.

Total Company Results of Operations

Consolidated Statements of Operations
For the Three Months Ended September 26, 2008 and September 28, 2007
(Unaudited)

	Three Months Ended		Variance
	September 26,	September 28,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Sales	$3,592	$3,495	$97
Cost of sales	3,411	3,263	148

Gross profit	181	232	(51)
Administrative and selling expenses	139	123	16
Amortization of intangible assets	9	9	—
Restructuring charges and asset impairments	32	13	19
Other income — net	(11)	(8)	(3)

Operating income	12	95	(83)
Interest expense — net	43	54	(11)
Accounts receivable securitization costs	—	2	(2)
Equity in earnings of affiliates, net of tax	(2)	(5)	3
Minority interest, net of tax	2	3	(1)

(Losses) earnings before income taxes	(31)	41	(72)
Income tax expense	23	18	5

Net (losses) earnings	$(54)	$23	$(77)

Three Months Ended September 26, 2008 Compared to Three Months Ended September 28, 2007

Sales increased by $97 million for the three months ended September 26, 2008 compared to the three months ended September 28, 2007. Foreign currency exchange had a $232 million favorable effect on sales due to the relative weakness of the dollar against other currencies (most notably the euro). This was partially offset by lower overall volume, despite an increased level of module sales, and price reductions provided to customers, which together totaled $135 million. The lower sales of products, excluding modules, occurred in both North America and Europe resulting from reduced light vehicle production volumes.

Gross profit decreased by $51 million for the three months ended September 26, 2008 compared to the three months ended September 28, 2007. The decrease was driven primarily by lower volume and adverse mix of $67 million and the non-recurrence of favorable net insurance proceeds of $5 million received in the third quarter of 2007 related to a business disruption at our brake line production facility in South America. Other drivers which contributed to the decrease in gross profit included net unfavorable foreign currency exchange of $4 million and increased engineering expense (net of recoveries) of $4 million. These unfavorable items were partially offset by cost reductions, in excess of inflation and price reductions, as well as other customer related costs in 2007 which did not recur in the current period, which together net to $16 million. Lower warranty costs of $7 million and a reduction in pension and postretirement benefit expense of $4 million also helped to partially offset the decline in gross profit. Gross profit as a percentage of sales was 5.0% for the three months ended September 26, 2008 compared to 6.6% for the three months ended September 28, 2007.

Administrative and selling expenses increased by $16 million for the three months ended September 26, 2008 compared to the three months ended September 28, 2007. The increase was driven primarily by inflation and other costs (in excess of cost reductions) of $9 million and the unfavorable impact of foreign currency exchange of

$6 million. Administrative and selling expenses as a percentage of sales were 3.9% for the three months ended September 28, 2008, compared to 3.5% for the three months ended September 28, 2007.

Restructuring charges and asset impairments increased by $19 million for the three months ended September 26, 2008 compared to the three months ended September 28, 2007. The increase was driven primarily by a higher level of restructuring activities, including $17 million of severance and other charges associated with the planned closure of a facility in Europe within the Occupant Safety Systems segment.

Other income — net increased by $3 million for the three months ended September 26, 2008 compared to the three months ended September 28, 2007. This is primarily due to a favorable decrease in foreign currency exchange losses of $5 million, an increase in miscellaneous other income of $4 million, and a favorable change to the net provision for bad debts of $2 million. This was offset by a decrease in net gains on sales of assets of $6 million, and a decrease in royalty and grant income of $2 million.

Interest expense-net decreased by $11 million for the three months ended September 26, 2008 compared to the three months ended September 28, 2007, primarily as a result of lower interest rates on variable rate debt.

Income tax expense for the three months ended September 26, 2008 was $23 million on a pre-tax loss of $31 million. For the three months ended September 28, 2007, income tax expense was $18 million on pre-tax earnings of $41 million, including a $5 million benefit resulting from a revaluation of deferred tax items in Germany and the United Kingdom as a result of a change in tax rates enacted in those jurisdictions. The income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which a corresponding income tax expense or benefit is not recognized, partially offset by favorable foreign tax rates, holidays, and credits.

Consolidated Statements of Operations
For the Nine Months Ended September 26, 2008 and September 28, 2007
(Unaudited)

	Nine Months Ended		Variance
	September 26,	September 28,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Sales	$12,182	$10,816	$1,366
Cost of sales	11,259	9,931	1,328

Gross profit	923	885	38
Administrative and selling expenses	407	391	16
Amortization of intangible assets	27	27	—
Restructuring charges and asset impairments	64	32	32
Other expense (income) — net	1	(40)	41

Operating income	424	475	(51)
Interest expense — net	134	173	(39)
Loss on retirement of debt	—	155	(155)
Accounts receivable securitization costs	2	4	(2)
Equity in earnings of affiliates, net of tax	(17)	(20)	3
Minority interest, net of tax	12	13	(1)

Earnings before income taxes	293	150	143
Income tax expense	126	116	10

Net earnings	$167	$34	$133

Nine Months Ended September 26, 2008 Compared to Nine Months Ended September 28, 2007

Sales increased by $1,366 million for the nine months ended September 26, 2008 compared to the nine months ended September 28, 2007. Foreign currency exchange had a $1,006 million net favorable effect on sales due to the relative weakness of the dollar against other currencies (most notably the euro). Higher volume (net of price reductions provided to customers) of $360 million also contributed to the sales increase, driven primarily by increased module sales.

Gross profit increased by $38 million for the nine months ended September 26, 2008 compared to the nine months ended September 28, 2007. The increase was driven primarily by cost reductions (in excess of inflation and price reductions provided to customers) and the non-recurrence of certain prior period product-related settlements which together totaled $39 million, and net favorable foreign currency exchange of $31 million. Also contributing to the increase in gross profit were net insurance recoveries in the current period of $14 million related to a business disruption at our brake line production facility in South America and the non-recurrence of associated costs (net of insurance recoveries) which negatively impacted the prior period by $6 million. Other favorable drivers included a reduction in pension and postretirement benefit expense of $17 million and lower warranty costs of $15 million. These items were partially offset by higher engineering expense, coupled with lower recoveries, totaling $46 million, as well as adverse mix in excess of higher volume and the non-recurrence of favorable supplier resolutions that occurred in the prior year, which totaled $38 million. Gross profit as a percentage of sales for the nine months ended September 26, 2008 was 7.6% compared to 8.2% for the nine months ended September 28, 2007.

Administrative and selling expenses increased by $16 million for the nine months ended September 26, 2008 compared to the nine months ended September 28, 2007. The increase was driven primarily by the unfavorable impact of foreign currency exchange of $23 million and an increase in pension and postretirement benefit expense of $1 million. These unfavorable items were partially offset by cost reductions in excess of inflation and other costs which in total net to $9 million. Administrative and selling expenses as a percentage of sales for the nine months ended September 26, 2008 were 3.3% compared to 3.6% for the nine months ended September 28, 2007.

Restructuring charges and asset impairments increased by $32 million for the nine months ended September 26, 2008 compared to the nine months ended September 28, 2007. The increase was driven primarily by an increased level of restructuring activities, including $17 million of severance and other charges associated with the planned closure of a facility in Europe within the Occupant Safety Systems segment. The increase in asset impairments of $13 million was primarily associated with the write-down of certain machinery and equipment to fair value, based on estimated future cash flows at the Company’s North American braking facilities.

Other expense (income) — net changed by $41 million for the nine months ended September 26, 2008 compared to the nine months ended September 28, 2007. This is primarily due to an unfavorable increase in foreign currency exchange losses of $20 million and a decrease in net gains on sales of assets of $15 million. A decrease in royalty and grant income of $2 million and an unfavorable change to the net provision for bad debts of $5 million also contributed to the change.

Interest expense — net decreased by $39 million for the nine months ended September 26, 2008 as compared to the nine months ended September 28, 2007 primarily as a result of lower interest rates on variable rate debt and lower rates in the new Senior Notes compared to the Old Notes.

Loss on retirement of debt decreased by $155 million for the nine months ended September 26, 2008 as compared to the nine months ended September 28, 2007. On March 26, 2007 we repurchased substantially all of the Old Notes for $1,386 million resulting in a loss on retirement of debt of $147 million. On April 18, 2007 in conjunction with the tender of Old Notes after the Consent Date, we recorded a loss on retirement of debt of $1 million. Additionally, on May 9, 2007, with the refinancing of the then existing senior secured credit facilities we recorded a loss on retirement of debt of $7 million.

Income tax expense for the nine months ended September 26, 2008 was $126 million on pre-tax earnings of $293 million. Income tax expense for the nine months ended September 28, 2007 was $116 million on pre-tax earnings of $150 million and includes no tax benefit related to the $155 million loss on retirement of debt but includes a $5 million benefit resulting from a revaluation of deferred tax items in Germany and the United Kingdom as a result of a change in tax rates enacted in those jurisdictions. The income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which a corresponding income tax expense or benefit is not recognized, partially offset by favorable foreign tax rates, holidays, and credits.

Segment Results of Operations

Chassis Systems

Three Months Ended September 26, 2008 Compared to Three Months Ended September 28, 2007

	Three Months Ended		Variance
	September 26,	September 28,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Sales	$2,136	$1,927	$209
Earnings before taxes	28	55	(27)
Restructuring charges and asset impairments included in earnings before taxes	5	9	(4)

Sales increased by $209 million for the three months ended September 26, 2008 compared to the three months ended September 28, 2007. The increase was driven primarily by the favorable impact of foreign currency exchange of $143 million and favorable volume (net of price reductions provided to customers) of $66 million, driven primarily by an increase in lower margin module sales.

Earnings before taxes decreased by $27 million for the three months ended September 26, 2008 as compared to the three months ended September 28, 2007. The decrease was driven primarily by commodity and other inflation in excess of net pricing and cost reductions of $13 million and adverse mix in excess of higher volume of $10 million. The adverse mix was primarily driven by increased sales of lower margin modules, as well as a shift in North America from sport utility vehicles and light and heavy-duty trucks to passenger cars, which are generally lower margin products. Additional factors contributing to the decrease include the non-recurrence of favorable net insurance proceeds of $5 million received in the third quarter of 2007 related to a business disruption at our brake line production facility in South America, the net unfavorable impact of foreign currency exchange of $4 million and increased engineering expense (net of recoveries) of $4 million. These items were partially offset by lower warranty costs of $5 million, a decrease in restructuring and impairment costs of $4 million and a reduction in pension and postretirement benefit expense of $3 million.

For the three months ended September 26, 2008, we recorded restructuring charges of $5 million in connection with severance and other costs related to headcount reductions at certain facilities. For the three months ended September 28, 2007, we recorded restructuring charges of $9 million in connection with severance and other costs related to the consolidation of certain facilities. During 2008 and 2007, severance costs were incurred primarily at the Company’s braking facilities.

Nine Months Ended September 26, 2008 Compared to Nine Months Ended September 28, 2007

	Nine Months Ended		Variance
	September 26,	September 28,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Sales	$7,034	$5,865	$1,169
Earnings before taxes	216	212	4
Restructuring charges and asset impairments included in earnings before taxes	33	20	13

Sales increased by $1,169 million for the nine months ended September 26, 2008 compared to the nine months ended September 28, 2007. The increase was driven primarily by the favorable impact of foreign currency exchange of $594 million and favorable volume (net of price reductions provided to customers) of $575 million. The higher volume is attributed to increased module sales.

Earnings before taxes increased by $4 million for the nine months ended September 26, 2008 compared to the nine months ended September 28, 2007. The increase was driven primarily by higher volume in excess of unfavorable mix, which net to $32 million. The adverse mix was primarily related to increased sales of lower margin modules, as well as a shift in North America from sport utility vehicles and light and heavy-duty trucks to passenger cars, which are generally lower margin products. Also contributing to the increase in earnings was a net insurance recovery of

$14 million related to a business disruption at our brake line production facility in South America and the non-recurrence of associated costs (net of insurance recoveries) which negatively impacted the prior period by $6 million. Earnings also benefited from lower warranty costs of $13 million, reduced pension and other postretirement benefit expense of $3 million and the favorable impact of foreign currency exchange of $1 million. These items were partially offset by price reductions and inflation in excess of cost reductions of $33 million, higher engineering expense coupled with lower recoveries totaling $21 million and increased restructuring and impairment costs of $13 million.

For the nine months ended September 26, 2008, we recorded restructuring charges of $16 million in connection with severance and other costs related to headcount reductions at certain facilities and $17 million in other asset impairments to write down certain machinery and equipment to fair value based on estimated future cash flows at the Company’s North American braking facilities. For the nine months ended September 28, 2007, we recorded restructuring charges of $17 million in connection with severance and other costs related to the consolidation of certain facilities and $3 million in other asset impairments to write down certain buildings to fair value based on real estate market conditions.

Occupant Safety Systems

Three Months Ended September 26, 2008 Compared to Three Months Ended September 28, 2007

	Three Months Ended		Variance
	September 26,	September 28,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Sales	$1,022	$1,100	$(78)
Earnings before taxes	12	83	(71)
Restructuring charges and asset impairments included in earnings before taxes	24	1	23

Sales decreased by $78 million for the three months ended September 26, 2008 compared to the three months ended September 28, 2007. The decrease was driven primarily by unfavorable production volume in both North America and Europe and price reductions provided to customers of $138 million, partially offset by the favorable impact of foreign currency exchange of $60 million.

Earnings before taxes decreased by $71 million for the three months ended September 26, 2008 compared to the three months ended September 28, 2007. The decrease was driven primarily by lower volume and adverse mix which totaled $39 million, increased restructuring and impairment costs of $23 million, and the net unfavorable impact of foreign currency exchange of $7 million. Also contributing to the decrease was the non-recurrence of a $7 million gain on the sale of an idle facility that occurred in the prior period. These items were partially offset by cost reductions (in excess of inflation and price reductions) of $2 million and lower warranty costs of $1 million.

For the three months ended September 26, 2008, we recorded restructuring charges of $17 million in connection with severance and other costs primarily associated with the planned closure of a facility in Europe, $5 million associated with severance, retention and other outplacement services at various production facilities and $2 million of other asset impairments related to the write-down of certain machinery and equipment to fair value based on estimated future cash flows at the Company’s North American facilities. For the three months ended September 28, 2007, we recorded restructuring charges of $1 million in connection with severance and other costs related to the consolidation of certain facilities.

Nine Months Ended September 26, 2008 Compared to Nine Months Ended September 28, 2007

	Nine Months Ended		Variance
	September 26,	September 28,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Sales	$3,631	$3,483	$148
Earnings before taxes	234	338	(104)
Restructuring charges and asset impairments included in earnings before taxes	27	3	24

Sales increased by $148 million for the nine months ended September 26, 2008 compared to the nine months ended September 28, 2007. The increase was driven primarily by the favorable impact of foreign currency exchange of $282 million, partially offset by unfavorable volume and price reductions provided to customers of $134 million.

Earnings before taxes decreased by $104 million for the nine months ended September 26, 2008 compared to the nine months ended September 28, 2007. The decrease was driven primarily by adverse mix and the non-recurrence of favorable supplier resolutions that occurred in the prior period, which combined amounted to $56 million, higher engineering expense coupled with lower recoveries totaling $24 million, and increased restructuring and impairment costs of $24 million. Also contributing to the decrease was the unfavorable impact of foreign currency exchange of $9 million and the non-recurrence of a $7 million gain on the sale of an idle facility that occurred in the prior period. These items were partially offset by cost reductions (in excess of inflation and price reductions provided to customers) of $14 million and reduced pension and other postretirement benefit expense of $1 million.

For the nine months ended September 26, 2008, we recorded $17 million in connection with severance and other costs primarily associated with the planned closure of a facility in Europe, $7 million associated with severance, retention and other outplacement services at various production facilities, and $3 million of asset impairments related to the write-down of certain machinery and equipment to fair value based on estimated future cash flows primarily at the Company’s North American facilities. For the nine months ended September 28, 2007, we recorded $3 million related to restructuring activities to write down certain machinery and equipment to fair value.

Automotive Components

Three Months Ended September 26, 2008 Compared to Three Months Ended September 28, 2007

	Three Months Ended		Variance
	September 26,	September 28,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Sales	$434	$468	$(34)
(Losses) earnings before taxes	(6)	5	(11)
Restructuring charges and asset impairments included in earnings before taxes	3	3	—

Sales decreased by $34 million for the three months ended September 26, 2008 compared to the three months ended September 28, 2007. The decrease was driven primarily by unfavorable volume and price reductions provided to customers of $63 million, partially offset by the favorable impact of foreign currency exchange of $29 million.

Earnings before taxes decreased by $11 million for the three months ended September 26, 2008 compared to the three months ended September 28, 2007. The decrease was driven primarily by lower volume and adverse mix which totaled $18 million, partially offset by cost reductions (in excess of inflation and price reductions provided to customers) of $7 million.

For each of the three months ended September 26, 2008 and September 28, 2007, we recorded restructuring charges of $3 million related to severance, retention and outplacement services at various production facilities.

Nine Months Ended September 26, 2008 Compared to Nine Months Ended September 28, 2007

	Nine Months Ended		Variance
	September 26,	September 28,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Sales	$1,517	$1,468	$49
Earnings before taxes	53	59	(6)
Restructuring charges and asset impairments included in earnings before taxes	4	9	(5)

Sales increased by $49 million for the nine months ended September 26, 2008 compared to the nine months ended September 28, 2007. The increase was driven primarily by the favorable impact of foreign currency exchange of $131 million, partially offset by unfavorable volume and price reductions provided to customers of $82 million.

Earnings before taxes decreased by $6 million for the nine months ended September 26, 2008 compared to the nine months ended September 28, 2007. The decrease was driven primarily by lower volume and adverse mix which totaled $19 million and the non-recurrence of a $10 million gain on the sale of an Engine Components manufacturing facility which occurred in the prior period. These unfavorable items were partially offset by the favorable impact of foreign currency exchange of $9 million, cost reductions (in excess of inflation and price reductions provided to customers) of $8 million and lower restructuring and impairment costs of $5 million.

For the nine months ended September 26, 2008, we recorded restructuring charges of $4 million in connection with severance and other costs. For the nine months ended September 28, 2007, we recorded restructuring charges of $8 million in connection with severance and other costs, and $1 million of asset impairments related to restructuring.

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Cash provided by operating activities for the nine months ended September 26, 2008 was $4 million compared to cash used in operating activities of $89 million for the nine months ended September 28, 2007. The improvement is primarily the result of decreases in interest payments, a decrease in retirement obligation contributions, and other operational improvements.

Investing Activities.  Cash used in investing activities for the nine months ended September 26, 2008 was $377 million as compared to $319 million for the nine months ended September 28, 2007.

During the nine months ended September 26, 2008 and September 28, 2007, we spent $338 million and $339 million, respectively, in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $530 million, or approximately 3.5% of sales, in total for such capital expenditures during 2008.

During 2008, we spent approximately $41 million in conjunction with an acquisition in North America in our Chassis Systems segment. We also spent approximately $6 million on a joint venture in India to facilitate access to the Indian market and support our global customers. We received proceeds from the sale of various assets of $6 million and $35 million for the nine months ended September 26, 2008 and September 28, 2007, respectively.

Financing Activities.  Cash provided by financing activities was $7 million for the nine months ended September 26, 2008, as compared to $317 million for the nine months ended September 28, 2007. During the 2008 period we redeemed all of the remaining Old Notes for $20 million and repurchased and retired $12 million in principal amount of the 7% Senior Notes outstanding for $11 million. Additionally, we had net cash borrowings of $50 million on our Revolving Credit Facility.

During the 2007 period, we repurchased substantially all of our Old Notes for approximately $1,396 million, and issued the New Senior Notes for cash proceeds of approximately $1,465 million. Proceeds from the issuance of the New Senior Notes were used to fund the repurchase of the Old Notes and for general corporate purposes. In addition during the 2007 period, the entire $1.1 billion principal amount of term loans under our Senior Secured Credit Facilities was funded, and we drew down $461 million of the Revolving Credit Facility and used such proceeds, together with approximately $15.6 million of available cash on hand, to refinance $2.5 billion of existing senior secured credit facilities and to pay interest along with certain fees and expenses related to the refinancing. During the nine months ended September 28, 2007, the amount outstanding under our Revolving Credit Facility increased by $638 million, including the initial draw of $461 million.

Debt and Commitments

Sources of Liquidity.  Our primary source of liquidity is cash flow generated from operations. We also have availability under our revolving credit facility and receivables facilities described below, subject to certain conditions. See “— Senior Secured Credit Facilities,” and “Off-Balance Sheet Arrangements” below and Note 6 to the condensed consolidated financial statements included in Part I, Item 1 of this Report. Our primary liquidity requirements, which are significant, are expected to be for debt service, working capital, capital expenditures, research and development costs and other general corporate purposes.

As of September 26, 2008, we had outstanding $3.2 billion in aggregate indebtedness. We intend to draw down on, and use proceeds from, the Revolving Credit Facility and our United States and European accounts receivables facilities (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of September 26, 2008, we had approximately $830 million of availability under our Revolving Credit Facility, which reflects reduced availability primarily as a result of $479 million of revolver borrowings and $59 million in outstanding letters of credit. The available amount, indicated above, also includes a reduction of $29 million for the unfunded commitment of Lehman Commercial Paper Inc., a lender under the Revolving Credit Facility that filed for bankruptcy protection.

Additionally, our primary credit facilities contain certain covenants including a maximum total leverage ratio and a minimum interest coverage ratio that would impact our ability to borrow on these facilities if not met. As of September 26, 2008, the Company was in compliance with these financial covenants.

As of September 26, 2008, approximately $156 million of our total reported accounts receivable balance was considered eligible for borrowings under our United States receivables facility, of which approximately $116 million was available for funding. As of September 26, 2008, we had no outstanding borrowings under this receivables facility. The Receivables Facility is subject to earlier termination under certain circumstances, including a default ratio of eligible receivables in excess of an established threshold, which could be triggered by the bankruptcy of one or more of our customers that are included in this facility. In addition, as of September 26, 2008, we had approximately €119 million and £24 million available under our European accounts receivable facilities. We had no outstanding borrowings under the European accounts receivable facilities as of September 26, 2008. During any given month we anticipate that we will have up to $850 million outstanding under the Liquidity Facilities.

Portions of the amounts drawn under the Liquidity Facilities typically will be paid back throughout the month as cash from customers is received. We may then draw upon such facilities again for working capital purposes in the same or succeeding months. These borrowings reflect normal working capital utilization of liquidity. In addition, we own a 78.4% interest in Dalphi Metal España, S.A. (“Dalphimetal”). Dalphimetal and its subsidiaries have approximately €25 million of uncommitted credit facilities, of which the entire €25 million was available as of September 26, 2008. Our subsidiaries in the Asia Pacific region also have various uncommitted credit facilities totaling approximately $153 million, of which, on September 26, 2008, $88 million was available after borrowings of $44 million. These borrowings are primarily in the local currency of the country where our subsidiaries’ operations are located. We expect that these additional facilities will be drawn on from time to time for normal working capital purposes.

Debt Repurchases.  See Note 10 to the condensed consolidated financial statements, included in Part I, Item 1, of this Report for a discussion of debt repurchases occurring in the nine months ended September 26, 2008 and September 28, 2007, respectively.

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

Credit Ratings.  Set forth below are our credit ratings and ratings outlook for Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) as of September 26, 2008.

	S & P		Moody’s		Fitch

Corporate Rating	BB	+	Ba	2	BB
Bank Debt Rating	BBB		Baa	3	BB	+
New Senior Note Rating	BB		Ba	3	BB	−
Ratings Outlook	Stable	(1)	Negative	(2)	Stable

(1)	On October 7, 2008, S & P placed the Company’s ratings on CreditWatch with negative implications.

(2)	On October 7, 2008, Moody’s placed the Company’s ratings under review for possible downgrade.

In the event of a downgrade, we believe we would continue to have access to sufficient liquidity; however, the cost to increase our borrowing capacity could be higher and our ability to access certain financial markets could be limited.

Senior Secured Credit Facilities.  As of September 26, 2008, the term loan facilities, with maturities ranging from 2013 to 2014, consisted of an aggregate of $1.1 billion dollar-denominated term loans and the Revolving Credit Facility provided for borrowing of up to $1.4 billion. See “— Senior Secured Credit Facilities” in Note 10 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of these facilities.

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

OUTLOOK

With nine months of results reported, the Company refined its full year outlook and now expects its full year sales to be approximately $15.3 billion (including fourth quarter sales of approximately $3.1 billion) and net earnings per diluted share in the range of $0.90 to $1.10.

The Company continues to evaluate other actions that may be necessary in reaction to the current environment, which will most likely lead to additional restructuring charges and asset impairments that are not incorporated in the guidance provided above.

This guidance range reflects the continued reduction in vehicle production schedules in both Europe and North America, increased commodity costs and significantly higher restructuring expenses. Pre-tax restructuring and asset impairment charges are expected to be approximately $95 million for the year (of which approximately $30 million is expected to be incurred in the fourth quarter), and the effective tax rate is expected to exceed 50 percent for the full year. Lastly, the Company expects capital expenditures in 2008 to be approximately 3.5 percent of sales.

Our 2008 guidance reflects the challenges facing the automotive industry and TRW, most notably the rapid decline and change in mix of vehicle production schedules of our customers. Considering the recent trends in the automotive industry, vehicle sales in 2009 are expected to be below 2008 levels in both Europe and North America.

The expected annual effective tax rate underlying our guidance is dependent on several assumptions, including the level and mix of future income by taxing jurisdiction, current enacted global corporate tax rates and global corporate tax laws remaining constant. Changes in tax law and rates could have a significant impact on the effective rate. The overall effective tax rate is equal to consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. We are in a position whereby losses incurred in certain jurisdictions provide no current financial statement tax benefit. In addition, certain taxing jurisdictions have statutory rates greater than or less than the United States statutory rate. As such, changes in the mix of projected earnings between jurisdictions could have a significant impact on our overall effective tax rate.

We are concerned about the ongoing financial health and solvency of our major customers as they address negative industry conditions through various restructuring activities. Such restructuring actions, if significant, could have a negative impact on our financial results. Annually, we purchase large quantities of ferrous metals, aluminum, base metals, resins, and textiles for use in our manufacturing process either indirectly as part of purchased components, or directly as raw materials, and therefore we continue to be exposed to inflationary pressures impacting certain commodities such as petroleum-based products, resins, yarns, ferrous metals, base metals, and other chemicals on a worldwide basis. We are also concerned about the viability of the Tier 2 and Tier 3 supply base as they face these inflationary pressures and other financial difficulties in the current environment. We expect these trends to continue, further pressuring the Company’s performance in the near future. While we continue our efforts to mitigate the impact of these negative conditions on our financial results, including earnings and cash flows, our efforts may be insufficient and the pressures may worsen, thereby potentially having a negative impact on our future results.

Given the nature of our global operations, we maintain an inherent exposure to fluctuations in foreign currency exchange rates. Recently, the U.S. dollar has strengthened against most other currencies and is therefore having a negative currency translation impact on our results of operations due to our proportional concentration of sales volumes in countries outside the United States. Other currency relationships may also have a negative impact on our gross profit and earnings. For example, a weakening of the euro against the British pound, the Polish zloty, or the Czech koruna would, even after hedging, result in currency related losses. Recently, currencies have been volatile and therefore, may have a negative impact on the Company’s outlook.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2007 under “Item 1A. Risk Factors”, and Quarterly Report on Form 10-Q for the quarter ended June 27, 2008 under Part II, “Item 1A. Risk Factors”, including: rapidly changing conditions in the automotive industry and disruptions in the financial markets make our sales and operating results difficult to forecast; loss of market share, production cuts and capacity reductions by domestic North American vehicle manufacturers and a market shift in vehicle mix in North America and resulting restructuring initiatives, including bankruptcy actions, of our suppliers and customers; sharply increasing commodity inflationary pressures adversely affecting our profitability and supply base, including any resulting inability of our suppliers to perform as we expect; escalating pricing pressures from our customers; our dependence on our largest customers; strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations impacting our results; our substantial debt and resulting vulnerability to an economic or industry downturn and to rising interest rates; cyclicality of automotive production and sales; risks associated with non-U.S. operations, including economic uncertainty in some regions; contraction in consumer spending, a market shift in vehicle mix and production cuts in Europe; any impairment of our goodwill or other intangible assets; product liability, warranty and recall claims and efforts by customers to alter terms and conditions concerning warranty and recall participation; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers; any increase in the expense and funding requirements of our pension and other postretirement benefits; volatility in our annual effective tax rate resulting from a change in earnings mix or other factors; adverse effects of environmental and safety regulations; assertions by or against us relating to intellectual property rights; the possibility that our largest shareholder’s interests will conflict with ours; and other risks and uncertainties set forth in our Report on Form 10-K, in “— Executive Overview” above and in our other filings with the Securities and Exchange Commission.

All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We undertake no obligation to update or revise forward-looking statements which have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk arises from fluctuations in foreign currency exchange rates, interest rates and commodity prices. We manage foreign currency exchange rate risk, interest rate risk, and to a lesser extent commodity price risk, by utilizing various derivative instruments and limit the use of such instruments to hedging activities. We do not use such instruments for speculative or trading purposes. We are exposed to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. We manage this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to fully satisfy their obligations under the contracts. However, given recent disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, there is no guarantee that the financial institutions with whom we contract will be able to fully satisfy their contractual obligations.

In September 2008, Lehman Brothers Holdings Inc., a guarantor of LBSF, the counterparty to several of the Company’s foreign currency forward contracts and interest rate swap contracts, filed for bankruptcy protection. The bankruptcy filing may have limited LBSF’s ability to perform under the terms of the contracts and required that we assume these derivative contracts were ineffective for hedge accounting purposes. As such, the Company terminated all such contracts prior to September 26, 2008. The impact resulting from accounting for the fair value of these contracts and the cost of terminating these contracts was not considered material.

Foreign Currency Exchange Rate Risk.  We utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts, and to a lesser extent options, are utilized to protect our cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of September 26, 2008, approximately 17% of our total debt was in foreign currencies as compared to 18% as of December 31, 2007.

Interest Rate Risk.  We are subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt. In order to manage interest costs, we may occasionally utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (LIBOR). As of September 26, 2008, approximately 51% of our total debt was at variable interest rates (or 41% when considering the effect of the interest rate swaps), as compared to 49% (or 40% when considering the effect of the interest rate swaps) as of December 31, 2007.

Sensitivity Analysis.  We utilize a sensitivity analysis model to calculate the fair value, cash flows or statement of operations impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of September 26, 2008 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The analyses do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed. The results of the sensitivity model calculations follow:

	Assuming a 10%	Assuming a 10%	Favorable
	Increase in	Decrease in	(Unfavorable)
	Rates	Rates	Change in
	(Dollars in millions)

Market Risk
Foreign Currency Rate Sensitivity:
Forwards*
— Long US $	$(82)	$82	Fair value
— Short US $	$40	$(40)	Fair value
Debt**
— Foreign currency denominated	$(54)	$54	Fair value
Interest Rate Sensitivity:
Debt
— Fixed rate	$64	$(70)	Fair value
— Variable rate	$(6)	$6	Cash flow
Swaps
— Pay fixed/receive variable	$1	$(1)	Fair value

*	Change in fair value of forward contracts hedging the identified underlying positions assuming a 10% change in the value of the U.S. dollar vs. foreign currencies.

**	Change in fair value of foreign currency denominated debt assuming a 10% change in the value of the foreign currency.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of September 26, 2008, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the specified time periods.

Changes in Internal Control over Financial Reporting.  There was no change in the Company’s internal controls over financial reporting that occurred during the third fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 16 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion on legal proceedings involving the Company or its subsidiaries.

Item 1A.  Risk Factors

Except for the addition of the risk factor set forth below, there have been no material changes in risk factors involving the Company or its subsidiaries from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008.

Disruptions in the financial markets are adversely impacting the availability and cost of credit which could negatively affect our business.

Disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, and the lack of liquidity generally are adversely impacting the availability and cost of incremental credit for many companies and may adversely affect the availability of credit already arranged including, in our case, credit already arranged under our revolving and receivables facilities. These disruptions are also adversely affecting the U.S. and world economy, further negatively impacting consumer spending patterns in the automotive industry. In addition, as our customers and suppliers respond to rapidly changing consumer preferences, they may require access to additional capital. If that capital is not available or its cost is prohibitively high, their business would be negatively impacted which could result in further restructuring or even reorganization under bankruptcy laws. Any such negative impact, in turn, could negatively affect our business either through loss of sales to any of our customers so affected or through inability to meet our commitments (or inability to meet them without excess expense) because of loss of supplies from any of our suppliers so affected. There are no assurances that government responses to these disruptions will restore consumer confidence or improve the liquidity of the financial markets.

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

Date: October 30, 2008