Form 10-K
period 2008-12-31
TRW AUTOMOTIVE HOLDINGS CORP
filed 2009-02-20
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 27, 2008, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $1,758,785,050 based on the closing sale price of the registrant’s Common Stock as reported on the New York Stock Exchange on that date. As of February 12, 2009, the number of shares outstanding of the registrant’s Common Stock was 101,172,769.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2009 Annual Meeting of the Stockholders, to be filed within 120 days of December 31, 2008, are incorporated by reference into Part III, Items 10-14.

TRW Automotive Holdings Corp.

PART I

Item 1.	Business

The Company

TRW Automotive Holdings Corp. (together with its subsidiaries, “we,” “our,” “us,” or the “Company”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and related aftermarkets. We conduct substantially all of our operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). We operate our business along three segments: Chassis Systems, Occupant Safety Systems, and Automotive Components. We are primarily a “Tier 1” original equipment supplier, with approximately 86% of our end-customer sales in 2008 made to major OEMs. Of our 2008 sales, approximately 56% were in Europe, 30% were in North America, 9% were in Asia, and 5% were in the rest of the world.

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

Additionally, on November 18, 2002, an entity controlled by affiliates of The Blackstone Group, L.P. (“Blackstone”), entered into a master purchase agreement, (as amended, the “Master Purchase Agreement”), pursuant to which the Company, a Delaware corporation formed in 2002, caused its indirect wholly-owned subsidiary, TRW Automotive Acquisition Corp., to purchase from Northrop the shares of the subsidiaries of Old TRW engaged in the automotive business (the “Acquisition”). The Acquisition was completed on February 28, 2003. Subsequent to the Acquisition, TRW Automotive Acquisition Corp. changed its name to TRW Automotive Inc. (referred to herein as “TRW Automotive”). As a result of the Acquisition, Automotive Investors L.L.C. (“AI LLC”), an affiliate of Blackstone, originally held approximately 78.4% of our common stock, an affiliate of Northrop held approximately 19.6% and our management group held approximately 2.0%. The successor and registrant TRW Automotive Holdings Corp. and its subsidiaries own and operate the automotive business of Old TRW as a result of the Acquisition.

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

We used the $143 million of proceeds we received from the 2005 share issuances initially to return cash and/or reduce liquidity line balances to the levels that existed in 2005 immediately prior to the time we repurchased shares from an affiliate of Northrop, as referenced above. On May 3, 2005, a portion of the proceeds from these share issuances was then used to repurchase the €48 million principal amount of the Company’s 10 1/8% Senior Notes.

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

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$8,736	$7,997	$7,096
Occupant Safety Systems	4,422	4,714	4,326
Automotive Components	1,837	1,991	1,722

Total sales	$14,995	$14,702	$13,144

Earnings (losses) before taxes:
Chassis Systems	$174	$276	$288
Occupant Safety Systems	39	453	420
Automotive Components	(592)	82	67

Segment (losses) earnings before taxes	(379)	811	775
Corporate expense and other	(90)	(178)	(126)
Financing costs	(184)	(233)	(250)
Loss on retirement of debt	—	(155)	(57)

(Losses) earnings before income taxes	$(653)	$245	$342

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 to the consolidated financial statements included under “Item 8 — Financial Statements and Supplementary Data” below for further information on our segments.

Sales by Product Line.  Our 2008 sales by product line are as follows:

Product Line	Percentage of Sales

Steering gears and systems	14.9%
Air bags	13.9%
Foundation brakes	12.1%
Chassis modules	10.6%
Aftermarket	8.0%
Seat belts	7.2%
ABS and other brake control products	7.2%
Crash sensors and other safety and security electronics	5.6%
Engine valves	4.7%
Steering wheels	4.5%
Body controls	4.2%
Linkage and suspension	3.3%
Engineered fasteners and plastic components	3.0%
Other	0.8%

Sales by Geography.  Our 2008 sales by geographic region are as follows:

Geographic Region	Percentage of Sales

Europe	56.2%
North America	30.1%
Asia	9.1%
Rest of the World	4.6%

See Note 20 to our consolidated financial statements under “Item 8 — Financial Statements and Supplementary Data” below for additional product sector and geographical information.

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

Business Development and Strategy.  We have become a leader in the global automotive parts industry by capitalizing on the strength of our products, technological capabilities and systems integration skills. Over the last decade, we have experienced sales growth in many of our product lines due to an increasing focus by both governments and consumers on safety and fuel efficiency. We believe that such focus on safety and fuel economy is continuing as evidenced by ongoing regulatory activities and given uncertainty over fluctuating fuel costs, and will enable us to experience growth in the most recent generation of advanced safety and fuel efficient products. Such advanced products include vehicle stability control systems, curtain and side air bags, occupant sensing systems, electrically assisted power steering systems, electric park brake and tire pressure monitoring systems.

Throughout our long history as a leading supplier to major OEMs, we have focused on products in which we have a technological advantage. We have extensive technical experience in a focused range of safety-related product lines and strong systems integration skills. These traits enable us to provide comprehensive, systems-based solutions for our OEM customers. We have a broad and established global presence and sell to major OEMs across the world’s major vehicle producing regions, including the expanding Chinese and Indian markets. We believe our business diversification mitigates our exposure to the risks of any one geographic economy, product line or major customer concentration. It also enables us to extend our portfolio of products and new technologies across our customer base and geographic regions, and provides us the necessary scale to optimize our cost structure.

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

General economic and automotive industry conditions changed significantly during 2008. During the first half of the year, consumer confidence remained stable and production volumes of automobiles were continuing to increase compared to corresponding prior year periods. During the second half of the year, however, consumer confidence fell drastically in response to sharp declines in general economic conditions, which ultimately significantly impacted the demand for, and production of, automobiles.

These developments and trends include:

General Economic Factors:

•	overall negative macroeconomic conditions, including disruptions in the financial markets, most notably for us in the United States and Europe, are causing a lack of consumer confidence and therefore spending for large items, such as automobiles, has declined dramatically; and

•	the deteriorating financial condition of certain of our customers and the resulting uncertainty as they continue to implement restructuring initiatives, including in certain cases, significant capacity reductions, restructurings and/or reorganization under bankruptcy laws.

Production Levels and Product Mix:

•	a decline in market share, significant production cuts and permanent capacity reductions by some of our largest customers including Chrysler LLC (“Chrysler”), Ford Motor Company (“Ford”) and General Motors Corporation (“GM” and, together with Chrysler and Ford, the “Detroit Three”);

•	a consumer shift in the North American market away from sport utility vehicles and light trucks to more fuel efficient cross-over utility vehicles and passenger cars;

•	a market shift in vehicle mix in Europe from large and mid-size passenger cars to small cars; and

•	growing concerns over the economic viability of our Tier 2 and Tier 3 supply base which faces inflationary pressures and financial instability in certain of its customers.

Inflation and Pricing Pressure:

•	the rise in inflationary pressures impacting certain commodities such as petroleum-based products, resins, yarns, ferrous metals, base metals, and other chemicals, despite certain recent declines; and

•	continuing pricing pressure from OEMs.

Foreign Currencies:

•	changes in foreign currency exchange rates that affect the relative competitiveness of manufacturing operations in different geographic regions and the relative attractiveness of different geographic markets.

These developments and trends are discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, the following are significant characteristics of the automotive and automotive supply industries.

•	OEM Infrastructure. The infrastructure of many OEMs may make it difficult for them to quickly adjust cost structures in reaction to changes in market and industry conditions, resulting in significant overcapacity issues. Among the Detroit Three, the existing infrastructure coupled with legacy issues, such as pension and healthcare costs, and ongoing labor wage rate discussions have caused these OEMs to seek governmental assistance to meet liquidity requirements.

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

In November 2008, the National Highway Safety Traffic Administration (“NHTSA”) finalized a rule requiring standard fitment of electronic stability control (“ESC”) on all North American vehicles under 10,000 lbs. gross vehicle weight. The rule includes a phase-in plan, with ESC to be fitted on 55% of new vehicle production by September 2009, 75% by September 2010, 95% by September 2011 and on all vehicles thereafter. Similarly, in November 2007, the European Commission approved an amendment to the European braking regulation to require ESC on heavy commercial trucks by 2010. The European Commission is also considering regulation that would require compulsory fitment of ESC on all cars sold in Europe by 2012.

Advances in technology by us and others have led to a number of innovations in our product portfolio, which will allow us to benefit from this trend. Such innovations include rollover sensing and curtain and side air bag systems, occupant sensing systems, ESC systems and tire pressure monitoring systems.

•	Consumer and Regulatory Focus on Fuel Efficiency and CO2 Emissions. Consumers, and therefore OEMs, are increasingly focused on, and governments are increasingly requiring, improved fuel efficiency and reduced CO2 emissions in vehicles. For example, in December 2007, the U.S. Congress passed legislation that would require vehicle manufacturers to achieve a 40% increase in Corporate Average Fuel Economy (CAFE) to 35 miles per gallon by 2020. Also in December 2007, the European Commission adopted legislation to reduce the average CO2 emissions of new passenger cars sold in Europe by 19% to 130 grams per kilometer by 2012. Additionally, in January 2009, the Environmental Protection Agency was directed by the President of the United States of America to reconsider granting individual states waivers to set their own, more stringent regulations for tailpipe emissions than federal standards.

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

Additionally, due to the current negative economic environment, OEMs have been, and we expect will continue to be, increasingly focused on the financial strength and viability of their supply base. We believe that such scrutiny of suppliers will result in a general contraction in the supply base and may force combinations of some suppliers. We feel that this will provide us with the opportunity to win additional business.

Within each of our product segments, we face significant competition. Our principal competitors include Advics, Bosch, Continental-Teves, JTEKT, and ZF in the Chassis Systems segment; Autoliv, Bosch, Delphi, Key Safety, and Takata in the Occupant Safety Systems segment; and Delphi, Eaton, ITW, Kostal, Nifco, Raymond, Tokai Rika, and Valeo in the Automotive Components segment.

Sales and Products by Segment

Sales.  The following table provides sales for each of our segments:

	Years Ended December 31,
	2008		2007		2006
	Sales	%	Sales	%	Sales	%
			(Dollars in millions)

Chassis Systems	$8,736	58.3%	$7,997	54.4%	$7,096	54.0%
Occupant Safety Systems	4,422	29.5%	4,714	32.1%	4,326	32.9%
Automotive Components	1,837	12.2%	1,991	13.5%	1,722	13.1%

Total Sales	$14,995	100.0%	$14,702	100.0%	$13,144	100.0%

Products.  The following tables describe the principal product lines by segment, in order of 2008 sales levels:

Chassis Systems

Product Line	Description

Steering Gears and Systems	Electrically assisted power steering systems (column-drive, rack-drive type), electrically powered hydraulic steering systems, and hydraulic power and manual rack and pinion steering gears, hydraulic steering pumps, fully integral commercial steering systems, commercial steering columns and pumps
Foundation Brakes	Front and rear disc brake calipers, drum brake and drum-in-hat parking brake assemblies, rotors, drums, electric park brake systems
Modules	Brake modules, corner modules, pedal box modules, strut modules, front cross-member modules, rear axle modules
Brake Controls	Four-wheel ABS, electronic vehicle stability control systems, active cruise control systems, actuation boosters and master cylinders, electronically controlled actuation, brake controls for regenerative brake systems
Linkage and Suspension	Forged steel and aluminum control arms, suspension ball joints, rack and pinion linkage assemblies, conventional linkages, commercial steering linkages and suspension ball joints, semi-active roll control systems, active dynamic control systems

Occupant Safety Systems

Product Line	Description

Air Bags	Driver air bag modules, passenger air bag modules, side air bag modules, curtain air bag modules, knee air bag modules, single and dual stage air bag inflators
Seatbelts	Retractor and buckle assemblies, pretensioning systems, height adjusters, active control retractor systems
Safety Electronics	Front and side crash sensors, vehicle rollover sensors, air bag diagnostic modules, weight sensing systems for occupant detection, lane departure warning systems
Steering Wheels	Full range of steering wheels from base designs to leather, wood, heated designs, including multifunctional switches and integral air bag modules
Security Electronics	Remote keyless entry systems, advanced theft deterrent systems, direct tire pressure monitoring systems

Automotive Components

Product Line	Description

Engine Valves	Engine valves, valve train components
Body Controls	Display and heating, ventilating and air conditioning electronics, controls and actuators; motors, power management controls; man/machine interface controls and switches, including a wide array of automotive ergonomic applications such as steering column and wheel switches, rotary connectors, climate controls, seat controls, window lift switches, air bag disable switches; rain sensors
Engineered Fasteners and Components	Engineered and plastic fasteners and precision plastic moldings and assemblies

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

Customers

We sell to all the major OEM customers across the world’s major vehicle producing regions. Our long-standing relationships with our customers have enabled us to understand global customers’ needs and business opportunities. We believe that we will continue to be able to compete effectively for our customers’ business because of the high quality of our products, our ongoing cost reduction efforts, our strong global presence and our product and technology innovations. Although business with any given customer is typically split among numerous contracts, the loss of or a significant reduction in purchases by one or more of those major customers could materially and adversely affect our business, results of operations and financial condition.

Recent, significant declines in economic and industry conditions, including the impact of restrictions on liquidity available to consumers, have caused the demand for automobiles to decrease considerably. This decrease in demand, together with relatively inflexible cost structures, has dramatically impacted the financial health and solvency of our customers. Recently, Chrysler and GM have sought loans, and Ford has sought a line of credit, from the U.S. government due to the significant financial challenges they face. Also, several of our European customers have obtained, or are seeking loans from their home governments.

Primary end-customer sales (by OEM group) for the years ended December 31, 2008 and 2007 were:

		Percentage of Sales
OEM Group	OEMs	2008	2007

Volkswagen	Volkswagen, Audi, Seat, Skoda, Bentley	17.8%	16.9%
GM	General Motors, Opel, Saab	13.5%	10.1%
Ford	Ford, Volvo, Mazda	12.1%	14.5	%(1)
Chrysler	Chrysler	9.6%		(2)
All Other		47.0%	58.5%

(1)	For the year ended December 31, 2007, the Ford OEM Group included Aston-Martin, Jaguar and Land Rover, which are not included in the Ford OEM Group for the year ended December 31, 2008. These customers are included in “All Other” for the year ended December 31, 2008.

(2)	DaimlerChrysler transferred a majority interest in the Chrysler Group on August 3, 2007 to a subsidiary of Cerberus Capital Management, L.P. Chrysler, Mercedes and Smart sales are included in “All Other” for the year ended December 31, 2007.

We also sell products to the global aftermarket as replacement parts for current production and older vehicles. For each of the years ended December 31, 2008 and 2007, our sales to the aftermarket represented approximately 8% of our total sales. We sell these products through both OEM service organizations and independent distribution networks.

Sales and Marketing

We have a sales and marketing organization of dedicated customer teams that provide a consistent interface with our key customers. These teams are located in all major vehicle-producing regions to best represent their respective customers’ interests within our organization, to promote customer programs and to coordinate global customer strategies with the goal of enhancing overall customer service, satisfaction and TRW Automotive growth. Our ability to support our customers globally is further enhanced by our broad global presence in terms of sales offices, manufacturing facilities, engineering/technical centers, joint ventures and licensees.

Our sales and marketing organization and activities are designed to create overall awareness and consideration of, and to increase purchases of, our systems, modules and components. To further this objective, we participate in an international trade show in Frankfurt. We also provide on-site technology demonstrations at our major OEM customers on a regular basis.

Customer Support

Our engineering, sales and production facilities are located in 26 countries. With the appropriate level of dedicated sales/customer development employees, we provide effective customer solutions, products and service in any region in which these facilities operate or manufacture.

Joint Ventures

Joint ventures represent an important part of our business, both operationally and strategically. We have used joint ventures to enter into new geographic markets, such as China and India, to gain new customers and/or strengthen positions with existing customers, or to develop new technologies such as direct tire pressure monitoring systems or radar.

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

The following table shows our significant unconsolidated joint ventures in which we have a 49% or greater interest that are accounted for under the equity method:

		Our
		Ownership		2008
Country	Name	Percentage	Products	Sales
				(Dollars in millions)

Brazil	SM-Sistemas Modulares Ltda.	50%	Brake modules	$10.0
China	Shanghai TRW Automotive Safety Systems Company, Ltd.	50%	Seat belt systems, air bags and steering wheels	95.2
	CSG TRW Chassis Systems	50%	Foundation brakes	108.4
	Co., Ltd.
India	Brakes India Limited	49%	Foundation brakes, actuation	406.6
			brakes, valves and hoses
	Rane TRW Steering Systems Limited	50%	Steering gears, systems and components and seat belt systems	75.7
	TRW Sun Steering Wheels Private Limited	49%	Steering wheels and injection molded seats	8.1
Spain	Mediterranea de Volants, S.L.	49%	Leather wrapping for steering wheels	2.4

Intellectual Property

We own a significant quantity of intellectual property, including a large number of patents, trademarks, copyrights and trade secrets, and are involved in numerous licensing arrangements. Although our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve, no single patent, copyright, trade secret or license, or group of related patents, copyrights, trade secrets or licenses, is, in our opinion, of such value to us that our business would be materially affected by the expiration or termination thereof. However, we view the name TRW Automotive and primary mark “TRW” as material to our business as a whole. Our general policy is to apply for patents on an ongoing basis in the United States, Germany and, as appropriate, other countries to protect our patentable developments.

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

We own a number of secondary trade names and trademarks applicable to certain of our businesses and products that we view as important to such businesses and products as well.

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

In the fourth quarter of 2008, due to significant declines in general market and automotive industry conditions, several of our customers shut down vehicle production for longer periods than normal, therefore impacting our fourth quarter results more than would normally be expected.

Additionally, considering the current economic conditions and actions of our customers, the normal seasonality of the automotive industry as described above may not be experienced in 2009.

Research, Development and Engineering

We operate a global network of technical centers worldwide where we employ several thousand engineers, researchers, designers, technicians and their supporting functions. This global network allows us to develop active and passive automotive safety technologies while improving existing products and systems. We utilize sophisticated testing and computer simulation equipment, including computer-aided engineering, noise-vibration-harshness, crash sled, math modeling and vehicle simulations. We have advanced engineering and research and development programs for next-generation products in our Chassis Systems, Occupant Safety Systems and Automotive Component segments. We are disciplined and innovative in our approach to research and development, employing various tools to improve efficiency and reduce cost, such as Six Sigma, “follow-the-sun” (a 24-hour a day engineering program that utilizes our global network) and other e-Engineering programs, and by outsourcing non-core activities.

We believe that continued research, development and engineering activities are critical to maintaining our leadership position in the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers. Company-funded research, development and engineering costs were approximately 6% of sales for each of the years ended December 31, 2008, 2007, and 2006. Recently, we have seen certain vehicle manufacturers shift away from their funding of development contracts for new technology.

For research and development expenditures in each of the years ended December 31, 2008, 2007 and 2006, see “— Research and Development” in Note 2 to the consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data”.

Supply Base — Manufactured Components and Raw Materials

We purchase various manufactured components and raw materials for use in our manufacturing processes. The principal components and raw materials we purchase include castings, electronic parts, molded plastic parts, finished subcomponents, fabricated metal, aluminum, steel, resins, textiles, leather and wood. All of these components and raw materials are available from numerous sources. Despite recent declines, we see a continued rise in inflationary pressures impacting certain commodities such as petroleum-based products, resins, yarns, ferrous metals, base metals, and certain chemicals. Additionally, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected or their inability to adequately mitigate inflationary, industry, or economic pressures. These pressures have proven to be insurmountable to some of our suppliers and we have seen the number of bankruptcies and insolvencies increase. The unstable condition of some of our suppliers or their failure to perform has caused us to incur additional costs which negatively impacted certain of our businesses in 2008. The overall condition of our supply base may possibly lead to delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best source of supply and work with those vendors and customers to attempt to mitigate the impact of the pressures mentioned above.

Although we have not, in recent years, experienced any significant shortages of manufactured components or raw materials, and normally do not carry inventories of these items in excess of those reasonably required to meet our production and shipping schedule, the possibility of shortages exist especially in light of the weakened state of the supply base described above.

Employees

As of December 31, 2008, we had approximately 65,200 employees (including approximately 3,000 contract employees, but excluding employees who were on approved forms of leave).

As of December 31, 2007, we had approximately 73,100 employees (including approximately 6,800 contract employees, but excluding employees who were on approved forms of leave).

During 2008, approximately 2,000 employees were added to the Company through growth resulting from an acquisition and the vertical integration of certain operations. Considering these employees, there was a reduction of approximately 9,900 employees, or 13%, from December 31, 2007 to December 31, 2008. This reduction was primarily the result of our global workforce reduction initiatives in light of current economic and industry conditions.

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

A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of December 31, 2008, we had reserves for environmental matters of $45 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of the indemnification provided for in the Master Purchase Agreement under which Northrop has agreed to indemnify us for 50% of any environmental liabilities associated with the operation or ownership of TRW Inc.’s automotive business existing at or prior to the Acquisition, subject to certain exceptions. During 2008 and 2007, the Company received settlement payments of $5 million and $2 million, respectively, for environmental matters related to obligations that have been incurred and paid.

We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, results of operations or competitive position. Our capital expenditures pertaining to environmental control during 2009 are not expected to be material to us. We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on our financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

International Operations

We have significant manufacturing operations outside the United States and, in 2008, approximately 75% of our sales originated outside the United States. See Note 20 to our consolidated financial statements included under “Item 8. Financial Statements and Supplementary Data” for financial information by geographic area. Also, see “Item 1A. Risk Factors” for a description of risks inherent in such international operations.

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

A prolonged contraction in automotive sales and production could have a material adverse affect on our results of operations and liquidity and on the viability of our supply base.

Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues including fuel costs and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. Automotive sales and production deteriorated substantially in the second half of 2008 and are not expected to rebound significantly in the near term, which will have a continuing negative impact on our sales, liquidity and results of operations. Declines in Europe and North America most notably affect us given our concentration of sales in those regions, which accounted for 56% and 30%, respectively, of our 2008 sales.

These sales and production declines have led to our ongoing efforts to restructure our business and take other actions in order to reduce costs. However, our high levels of fixed costs can make it difficult to adjust our cost base to the extent necessary, or to make such adjustments on a timely basis. In addition, the lower level of forecasted sales and production can result in non-cash impairment charges as the value of certain long-lived assets is reduced. As a result, our financial condition and results of operations have been and would be expected to continue to be adversely affected during periods of prolonged declining vehicle production.

The negative impact on our financial condition and results of operations from sales declines could also have negative effects under our receivables facilities and our credit facilities. As a consequence of reduced sales, levels of receivables decline, which leads to a decline in funding available under the receivables facilities. A material decline in future operating results could also affect our ability to comply with the financial ratio covenants contained in our credit facility, which are calculated on a trailing four quarter basis. An inability to comply would require us to seek waivers or amendments of such covenants. There is no guarantee that such waivers or amendments would be obtained and, even if obtained, we would likely incur additional costs. Our inability to obtain any such waiver or amendment could result in a breach and a possible event of default under our credit facilities, which could allow the lenders to discontinue lending, terminate any commitments they have to provide us with additional funds and/or declare amounts outstanding to be due and payable. There is no assurance that we would have sufficient funds to repay such obligations or that we could obtain alternative funding on terms acceptable to us.

Our liquidity could also be adversely impacted if our suppliers were to reduce normal trade credit terms as the result of any decline in our financial condition. Likewise, our liquidity could also be adversely impacted if our customers were to extend their normal payment terms, whether or not permitted under our contracts. If either of these situations occurred, we would need to rely on other sources of funding to bridge the additional gap between the time we pay to our suppliers and the time we receive corresponding payments from our customers.

As a result of the above factors, a prolonged contraction in automotive sales and production could have a material adverse effect on our results of operations and liquidity. In addition, our suppliers would also be subject to many of the same consequences which could pressure their results of operations and liquidity. Depending on an individual supplier’s financial condition and access to capital, its viability could be challenged which could impact its ability to perform as we expect and consequently our ability to meet our own commitments.

The financial condition of OEMs, particularly the Detroit Three, may adversely affect our results and financial condition and the viability of our supply base.

In addition to the impact that production cuts and permanent capacity reductions by the Detroit Three have on our business and results of operations (as described in the preceding risk factor), the financial condition of the

Detroit Three can also affect our financial condition. In order to address market share declines, reduced production levels, negative industry trends (such as the change in mix of vehicles) and other structural issues specific to their companies (such as significant overcapacity and pension and healthcare costs), the Detroit Three are undergoing or may undergo various forms of restructuring initiatives (including, in certain cases, reorganization under bankruptcy laws). Chrysler and GM have sought funding and Ford has sought a line of credit from the U.S. government due to the significant financial challenges they face. There can be no assurance that the Detroit Three will be able to meet the conditions imposed on them in connection with any such government funding or that any financial arrangements provided will enable them to remain viable. A bankruptcy filing by one or more of the Detroit Three is a possibility which would impact the collectability of receivables owed to us by such company. In addition, our United States receivables facility (the “Receivables Facility”) is subject to early termination under certain circumstances, including a default ratio of eligible receivables in excess of an established threshold, which could be triggered by the bankruptcy of one or more of our customers that are included in that facility, including the Detroit Three. Further, since many of our suppliers also supply product directly to the Detroit Three, they may face similar consequences which could increase pressure on the supplier’s own viability. As a result, the financial condition of the Detroit Three may adversely affect our financial condition and that of our suppliers. In addition, the decrease in global production levels as a result of lower vehicle demand could also adversely impact the financial condition of other OEMs and, in turn, could adversely affect our financial condition and that of our suppliers.

Disruptions in the financial markets are adversely impacting the availability and cost of credit which could negatively affect our business.

Disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, and the lack of liquidity generally are adversely impacting the availability and cost of incremental credit for many companies and may adversely affect the availability of credit already arranged including, in our case, credit already arranged under our revolving and receivables facilities. These disruptions are also adversely affecting the U.S. and world economy, further negatively impacting consumer spending patterns in the automotive industry. In addition, as our customers and suppliers respond to rapidly changing consumer preferences, they may require access to additional capital. Several of our customers have sought, or are in various stages of discussions regarding, possible financing from their respective governments where financing is not otherwise available. If required capital is not obtained or its cost is prohibitively high, their business would be negatively impacted which could result in further restructuring or even reorganization under bankruptcy laws. Any such negative impact, in turn, could negatively affect our business either through loss of sales to any of our customers so affected or through inability to meet our commitments (or inability to meet them without excess expense) because of loss of supplies from any of our suppliers so affected. There are no assurances that government responses to these disruptions will restore consumer confidence or improve the liquidity of the financial markets.

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

Despite recent declines, the cost of most of the commodities we use in our business has generally increased over the past few years. Ferrous metals, base metals, resins, yarns, energy costs and other petroleum-based products have become more expensive. This has put significant operational and financial burdens on us and our suppliers. It is usually difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases and, even if passed through to some extent, the recovery is typically on a delayed basis. Furthermore, our suppliers may not be able to handle the commodity cost increases and continue to perform as we expect. The unstable condition of some of our suppliers or their failure to perform has caused us to incur additional costs which negatively impacted certain of our businesses in 2008. The continuation or worsening of these industry conditions together with the overall condition of our supply base may lead to further delivery delays, additional costs, production issues or delivery of non-conforming products by our suppliers in the future, which may have a negative impact on our results of operations.

Our business would be materially and adversely affected if we lost any of our largest customers.

For the year ended December 31, 2008, sales to our four largest customers on a worldwide basis were approximately 53% of our total sales. Although business with each customer is typically split among numerous contracts, if we lost a major customer or that customer significantly reduced its purchases of our products, there could be a material adverse affect on our business, results of operations and financial condition.

We have recorded a significant amount of goodwill and other identifiable intangible assets, which may become impaired in the future.

We have recorded a significant amount of goodwill, which represents the excess of cost over the fair value of the net assets of the business acquired, and other identifiable intangible assets, including trademarks, developed technologies, and customer relationships. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income. As the result of our annual impairment analysis, we adjusted goodwill and other identifiable intangible assets by $787 million. After such adjustment, as of December 31, 2008, goodwill and other identifiable intangible assets totaled $2,138 million or 23% of our total assets. We remain subject to future financial statement risk in the event that goodwill or other identifiable intangible assets become further impaired.

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

In 2008, approximately seventy-five percent of our sales originated outside the United States. We translate sales and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. This translation is based on average exchange rates during a reporting period. During times of a strengthening U.S. dollar, our reported international sales and earnings would be reduced because foreign currencies may translate into fewer U.S. dollars.

Separately, while we generally produce in the same geographic markets as our products are sold, our sales are more concentrated in U.S. dollars and in euros than our expenses, and therefore our profit margins and earnings could be reduced due to fluctuations or adverse trends in foreign currency exchange rates. While we employ financial instruments to hedge certain of these exposures, this does not insulate us completely from currency effects.

Our pension and other postretirement benefits expense and the funding requirements of our pension plans could materially increase.

Most of our employees participate in defined benefit pension plans or retirement/termination indemnity plans. The rate at which we are required to fund these plans depends on certain assumptions which depend in part on market conditions. As market conditions change, these assumptions may change, which could materially increase the necessary funding status of our plans, and may require us to contribute more to these plans earlier than we anticipated. Also, this could significantly increase our pension expenses and reduce our profitability.

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

Risks inherent in our international operations include social plans that prohibit or increase the cost of certain restructuring actions; exchange controls; foreign currency exchange rate fluctuations including devaluations; the potential for changes in local economic conditions; restrictive governmental actions such as restrictions on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures; changes in laws and regulations, including the laws and policies of the United States affecting trade and foreign investment; the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems; variations in protection of intellectual property and other legal rights; more expansive legal rights of foreign unions; the potential for nationalization of enterprises; unsettled political conditions and possible terrorist attacks against United States’ or other interests. In addition, there are potential tax inefficiencies in repatriating funds from non-U.S. subsidiaries.

These and other factors may have a material adverse effect on our international operations and, therefore, on our business, results of operations and financial condition.

Work stoppages or other labor issues at our facilities or the facilities of our customers or suppliers could adversely affect our operations.

Due to normal and ordinary labor negotiations or as a result of a specific labor dispute, a work stoppage may occur in our facilities or those of our customers or other suppliers. The turbulence in the automotive industry and actions being taken to address negative industry trends may have the side effect of exacerbating labor relations problems which could increase the possibility of such a work stoppage. If any of our customers experience a material work stoppage, either directly or as a result of a work stoppage at another supplier, that customer may halt or limit the purchase of our products. Similarly, a work stoppage at our facilities or one of our own suppliers could limit or stop our production of the affected products. Such interruptions in our production could have a material adverse effect on our business, results of operations and financial condition.

Our annual effective tax rate could be volatile and materially change as a result of changes in mix of earnings and other factors.

The overall effective tax rate is equal to our total tax expense as a percentage of our total earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. Losses in certain jurisdictions provide no current financial statement tax benefit. As a result, changes in the mix of earnings between jurisdictions, among other factors, could have a significant impact on our overall effective tax rate.

We may be adversely affected by environmental and safety regulations or concerns.

Laws and regulations governing environmental and occupational safety and health are complicated, change frequently and have tended to become stricter over time. As a manufacturing company, we are subject to these laws and regulations both inside and outside the United States. We may not be in complete compliance with such laws and regulations at all times. Our costs or liabilities relating to them may be more than the amount we have reserved, of which the difference may be material. We have spent money to comply with environmental requirements. In addition, certain of our subsidiaries are subject to pending litigation raising various environmental and health and safety claims, including certain asbestos-related claims. While our annual costs to defend and settle these claims in the past have not been material, we cannot assure you that this will remain so in the future.

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

Currently an affiliate of The Blackstone Group L.P. (“Blackstone”) beneficially owns approximately 45% of our outstanding shares of common stock. As a result, Blackstone has a significant voting block with respect to all matters submitted to our stockholders, including the election of our directors and our decisions to enter into any corporate transaction, and its vote may be difficult to overcome on any transaction that requires the approval of stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved written comments received from the Commission staff not less than 180 days before our 2008 fiscal year end.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Livonia, Michigan. Our operations include numerous manufacturing, research and development, warehousing facilities and offices. We own or lease principal facilities located in 13 states in the United States and in 25 other countries as follows: Austria, Brazil, Canada, China, the Czech Republic, France, Germany, Italy, Japan, Malaysia, Mexico, Poland, Portugal, Romania, Singapore, Slovakia, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Tunisia, Turkey, and the United Kingdom. Approximately 54% of our principal facilities are used by the Chassis Systems segment, 23% are used by the Occupant Safety Systems segment and 23% are used by the Automotive Components segment. Our corporate headquarters are contained within the Chassis Systems numbers below. The Company considers its facilities to be adequate for their current uses.

Of the total number of principal facilities operated by us, approximately 60% of such facilities are owned and 40% are leased.

A summary of our principal facilities, by segment, type of facility and geographic region, as of January 31, 2009 is set forth in the following tables. Additionally, where more than one segment utilizes a single facility, that facility is categorized by the purposes for which it is primarily used.

Chassis Systems

Principal Use of Facility	North America	Europe	Asia Pacific(2)	Other	Total

Research and Development	3	4	2	1	10
Manufacturing(1)	22	30	12	4	68
Warehouse	3	5	1	1	10
Office	2	5	7	—	14

Total number of facilities	30	44	22	6	102

Occupant Safety Systems

Principal Use of Facility	North America	Europe	Asia Pacific(2)	Other	Total

Research and Development	3	3	—	—	6
Manufacturing(1)	8	20	—	1	29
Warehouse	2	4	—	—	6
Office	1	2	—	—	3

Total number of facilities	14	29	—	1	44

Automotive Components

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total

Research and Development	1	—	—	—	1
Manufacturing(1)	8	20	9	3	40
Warehouse	—	—	—	—	—
Office	2	—	—	—	2

Total number of facilities	11	20	9	3	43

(1)	Although primarily classified as Manufacturing locations, several Occupant Safety Systems — European sites, among others, maintain a large Research and Development presence located within the same facility as well.

(2)	For management reporting purposes Chassis Systems — Asia Pacific contains several primarily Occupant Safety Systems facilities including a Research and Development Technical Center and three Manufacturing locations.

ITEM 3.	LEGAL PROCEEDINGS

Various claims, lawsuits and administrative proceedings are pending or threatened against our subsidiaries, covering a wide range of matters that arise in the ordinary course of our business activities with respect to commercial, patent, product liability, environmental and occupational safety and health law matters. We face an inherent business risk of exposure to product liability, recall and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty, recall or product liability losses in the future. In addition, our costs to defend product liability claims have increased in recent years.

While certain of our subsidiaries have been subject in recent years to asbestos-related claims, we believe that such claims will not have a material adverse effect on our financial condition, results of operations or cash flows. In general, these claims seek damages for illnesses alleged to have resulted from exposure to asbestos used in certain components sold by our subsidiaries. We believe that the majority of the claimants were assembly workers at the major U.S. automobile manufacturers. The vast majority of these claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. We believe that, to the extent any of the products sold by our subsidiaries and at issue in these cases contained asbestos, the asbestos was encapsulated. Based upon several years of experience with such claims, we believe that only a small proportion of the claimants has or will ever develop any asbestos-related illness.

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

We believe that the ultimate resolution of the foregoing matters will not have a material effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2008, no matters were submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “TRW”. As of February 12, 2009, we had 101,172,769 shares of common stock, $.01 par value, outstanding (101,177,437 shares issued less 4,668 shares held as treasury stock) and 133 holders of record of such common stock. The transfer agent and registrar for our common stock is National City Bank.

The tables below show the high and low sales prices for our common stock as reported by the New York Stock Exchange for each of our fiscal quarters in 2008 and 2007.

	Price Range of Common Stock
Year Ended December 31, 2008	High	Low

4th Quarter	$16.79	$2.06
3rd Quarter	$21.85	$15.44
2nd Quarter	$29.56	$18.45
1st Quarter	$25.48	$18.35

	Price Range of Common Stock
Year Ended December 31, 2007	High	Low

4th Quarter	$33.52	$20.66
3rd Quarter	$38.95	$26.67
2nd Quarter	$42.30	$34.68
1st Quarter	$35.97	$25.64

Issuer Purchases of Equity Securities

The independent trustee of our 401(k) plans and similar plans purchases shares in the open market to fund (i) investments by employees in our common stock, one of the investment options available under such plans, and (ii) matching contributions in Company stock we provided under certain of such plans. In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and permits the satisfaction of the minimum statutory tax obligations upon exercise of options through stock withholding. Further, while our stock incentive plan also permits the satisfaction of the minimum statutory tax obligations upon the vesting of restricted stock through stock withholding, the shares withheld for such purpose are issued directly to us and are then immediately retired and returned to our authorized but unissued reserve. The Company does not believe that the foregoing purchases or transactions are issuer repurchases for the purposes of Item 5 of this Report on Form 10-K.

Dividend Policy

We do not currently pay any cash dividends on our common stock, and instead intend to retain any earnings for debt repayment, future operations and expansion. The amounts available to us to pay cash dividends are restricted by our debt agreements. Under TRW Automotive’s senior credit facilities, we have a limited ability to pay dividends on our common stock pursuant to a formula based on our consolidated net income after January 1, 2005 and our leverage ratio as specified in the amended and restated credit agreement. The indentures governing the notes also limit our ability to pay dividends. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2008.

	Number of			Number of Securities
	Securities to be	Weighted-Average		Remaining
	Issued Upon Exercise	Exercise Price		Available for
	of Outstanding	of Outstanding		Future Issuance
	Options, Warrants	Options, Warrants		Under Equity
Plan Category	and Rights	and Rights		Compensation Plans(1)

Equity compensation plans approved by security holders(2)	8,602,523	$21.40	(3)	2,574,981
Equity compensation plans not approved by security holders	N/A	N/A		N/A

Total	8,602,523	$21.40		2,574,981

(1)	Excludes securities reflected in the first column, “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(2)	The TRW Automotive Holdings Corp. 2003 Stock Incentive Plan was approved by our stockholders prior to our initial public offering.

(3)	Represents the weighted average exercise price of outstanding stock options of 7,667,017 as of December 31, 2008. The remaining securities outstanding as of December 31, 2008 represent restricted stock units of 935,506, which have no exercise price and have been excluded from the calculation of the weighted average exercise price above.

Stock Performance Graph

The graph below provides an indicator of our cumulative total stockholder return as compared with Standard & Poor’s 500 Stock Index and the Standard & Poor’s Supercomposite Auto Parts & Equipment Index (formerly known as the Standard & Poor’s 1500 Auto Parts & Equipment Index) based on currently available data. The graph assumes an initial investment of $100 on February 3, 2004, the date our common stock first traded on the New York Stock Exchange, through December 31, 2008, which represents the last trading day of the year.

Comparison of Cumulative Total Return*

*	$100 invested on February 3, 2004 in stock or index — including reinvestment of dividends.

	Ticker	02/03/04	12/31/04	12/30/05(1)	12/29/06(1)	12/31/07	12/31/08
TRW Automotive	TRW	$100.00	$76.38	$97.23	$95.46	$77.12	$13.28
S&P 500	SPX	$100.00	$108.27	$113.42	$130.58	$137.42	$90.18
S&P Supercomposite Auto Parts & Equipment Index	S15AUTP	$100.00	$98.95	$79.45	$83.17	$100.04	$50.44

(1)	Represents the last trading day of the year.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included under “Item 8 — Financial Statements and Supplementary Data” below.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In millions, except per share amounts)

Statements of Operations Data:
Sales	$14,995	$14,702	$13,144	$12,643	$12,011
(Losses) earnings from continuing operations	(779)	90	176	204	29
Net (losses) earnings	$(779)	$90	$176	$204	$29
(Losses) Earnings Per Share:
Basic (losses) earnings per share:
(Losses) earnings per share	$(7.71)	$0.90	$1.76	$2.06	$0.30
Weighted average shares	101.1	99.8	100.0	99.1	97.8
Diluted (losses) earnings per share:
(Losses) earnings per share	$(7.71)	$0.88	$1.71	$1.99	$0.29
Weighted average shares	101.1	102.8	103.1	102.3	100.5

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in millions)

Balance sheet data:
Total assets	$9,272	$12,290	$11,133	$10,230	$10,114
Total liabilities	8,004	8,964	8,627	8,916	8,944
Total debt (including short-term debt and current portion of long-term debt)(1)	2,922	3,244	3,032	3,236	3,181

(1)	Total debt excludes any off-balance sheet borrowings under receivables facilities. As of December 31, 2008, 2007, 2006, 2005 and 2004, we had no advances outstanding under our receivables facilities. Our U.S. receivables facility can be treated as a general financing agreement or as an off-balance sheet arrangement depending on the level of loans to the borrower as further described in Note 8 to the consolidated financial statements included under “Item 8 — Financial Statements and Supplementary Data” below.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers, or OEMs, and related aftermarkets. We conduct substantially all of our operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). We operate our business along three segments: Chassis Systems, Occupant Safety Systems and Automotive Components. We are primarily a “Tier 1” supplier, with over 86% of our end-customer sales in 2008 made to major OEMs. Of our 2008 sales, approximately 56% were in Europe, 30% were in North America, 9% were in Asia, and 5% were in the rest of the world.

Financial Results

Our net sales for the year ended December 31, 2008 were $15.0 billion, which represents an increase of 2% over the prior year. The increase in sales was driven by favorable foreign currency exchange and a higher level of lower margin module sales, significantly offset by lower production volumes, primarily in North America and Europe, and price reductions provided to customers.

Operating losses for the year ended December 31, 2008 were $468 million compared to operating income of $624 million for the prior year. The decline in operating results of $1,092 million resulted primarily from the impairment of goodwill and intangible assets of $787 million, higher restructuring and fixed asset impairment charges of $94 million, the profit impact of lower sales due to lower production volumes and adverse mix as compared to the prior year.

Net losses for the year ended December 31, 2008 were $779 million as compared to net earnings of $90 million for the year ended December 31, 2007. This decrease of $869 million was primarily the result of the significant decrease in operating results of $1,092 million, as described above, offset by a loss on retirement of debt of $155 million that was included in net earnings for the year ended December 31, 2007. Additionally, interest expense decreased by $46 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily due to the debt refinancing in 2007 and lower interest rates.

Despite the decline in sales and net income, the Company generated positive operating cash flow of $773 million, which exceeded capital expenditures of $482 million. The Company also reduced its level of debt during 2008.

Recent Trends and Market Conditions

The automotive and automotive supply industries experienced significantly unfavorable developments during the year 2008 (primarily the second half of 2008), particularly in North America and Europe. These trends include:

General Economic Factors:

Disruptions in financial markets and restrictions on liquidity are adversely impacting the availability and cost of incremental credit for many companies. These disruptions are also adversely affecting the global economy, further negatively impacting consumer spending patterns in the automobile industry. As our customers and suppliers respond to rapidly changing consumer preferences, restricted liquidity or increased cost of capital could negatively impact their business, which could result in further restructuring or even reorganization or liquidation under bankruptcy laws. Any such negative impact could, in turn, negatively affect our business either through loss of sales to our customers or through our inability to meet our commitments (or inability to meet them without excess expense), due to the loss of supplies from any of our suppliers so affected.

Production Levels and Product Mix:

In the U.S. and Europe, overall negative economic conditions, including the deterioration of global financial markets, reduced credit availability and lower consumer confidence have significantly impacted the automotive industry. As such, automotive production and sales have deteriorated substantially and are not expected to rebound significantly in the near term. Therefore, considering the drastic changes to consumer demand for automobiles, and corresponding decrease in automobile production and demand for our products, we assessed the recoverability of our long-lived assets, resulting in intangible asset impairment charges of $329 million and fixed asset impairment charges of $87 million during 2008. Additionally, as a result of our annual testing of goodwill for impairment, we recognized goodwill impairment charges of $458 million.

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

In recent years, and continuing into 2008, the Detroit Three have seen a steady decline in their market share for vehicle sales in North America, with Asian OEMs increasing their share in this market. Although we have business with the Asian OEMs, our customer base in North America is more heavily weighted toward the Detroit Three. Declining market share, inherent legacy issues with the Detroit Three and the impact of declining consumer confidence have led to recent, unprecedented production cuts and permanent capacity reductions. During 2008, the Detroit Three North American production levels declined approximately 21% compared to 2007. These declines will have a continuing negative impact on our sales, liquidity and results of operations.

In addition, in order to address market share declines, reduced production levels, negative industry trends (such as change in mix of vehicles), general macroeconomic conditions and other structural issues specific to their companies (such as significant overcapacity and pension and healthcare costs), the Detroit Three and certain of our other customers continue to implement or may implement various forms of restructuring initiatives (including, in certain cases, reorganization under bankruptcy laws). These restructuring actions have had and may continue to have a significant impact throughout our industry, including our supply base.

Inflation and Pricing Pressure:

Throughout 2008 commodity inflation continued to negatively impact the industry. Costs of petroleum-based products were volatile, and the per barrel price of oil reached record highs in July. Further, ferrous metals and other base metal prices, resins, yarns and energy costs increased significantly. It is unclear whether the recent decline of the spot price of certain commodities is sustainable, or when, or if, we could expect to benefit from such declines. In general, overall commodity inflation pressures remain a significant concern for our business and have placed a considerable operational and financial burden on the Company. We have continued to work with our suppliers and customers to mitigate the impact of increasing commodity costs. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.

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

Furthermore, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected or their inability to adequately mitigate inflationary, industry, or economic pressures. These pressures have proven to be insurmountable to some of our suppliers and we have seen the number of bankruptcies and insolvencies increase. While the unstable condition of some of our suppliers or their failure to perform has not led to any material disruptions thus far, it has caused us to incur additional costs which have negatively impacted certain of our businesses in 2008. The overall condition of our supply base may possibly lead to delivery delays, additional costs, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best source of supply.

Labor Relations:

Work stoppages or other labor issues are inherent in our industry and may potentially occur at our customers’ or their suppliers’ facilities or at our or our suppliers’ facilities, which may have a material adverse effect on us. During 2008, a labor disruption occurred at a supplier of General Motors Corporation during the renegotiation of a labor agreement with one of its major unions. The disruption impacted the production at General Motors Corporation and, as a result, its purchases from us. While this disruption did not have a material impact on our business in 2008, other work stoppages could occur that may negatively impact our operations.

Foreign Currencies:

Through the third quarter of 2008, currency trends of prior years continued, with a favorable impact on our reported earnings in U.S. dollars resulting from the translation of results denominated in other currencies, mainly the euro, which appreciated against the U.S dollar, partially offset by the negative impacts of certain other currency fluctuations. In the fourth quarter of 2008 these trends reversed and volatilities spiked at the same time as automotive sales declined. As a result, in the fourth quarter the Company incurred a negative translation impact, losses on hedging of forecasted transactions, as well as losses on other unhedged smaller exposures, resulting in an aggregate negative impact from currency fluctuations for the full year. In the case of weakening foreign currencies in our manufacturing base, our hedge positions as of December 31, 2008 will limit potential improvements in our margins throughout 2009.

Company Strategy

Significant declines in general economic conditions and production levels of automobiles, an unfavorable change in the mix of our product sales and continuing inflationary and pricing pressures have forced us to re-evaluate all aspects of our business and determine the best approach to mitigate these negative conditions. We continually evaluate our competitive position in the automotive supply industry and whether actions are required to maintain or improve our standing. Such actions may include plant rationalization or global capacity optimization across our businesses.

During the fourth quarter of 2008, as a result of the negative conditions mentioned above, automobile manufacturers significantly reduced production volumes to better align supply with demand. This significant reduction in production volumes along with our revised production outlook resulted in the recognition of impairments for goodwill, other identifiable intangible assets and long-lived assets in the amount of $458 million, $329 million and $87 million, respectively, during 2008.

Consequently, we have undertaken a number of restructuring and cost reduction initiatives in efforts to further improve our cost base. Such initiatives include the closure of several facilities in addition to a general reduction of our global workforce (including our corporate infrastructure) resulting in a reduction of approximately 9,900, or 13%, of our employees during 2008.

While we continue our efforts to mitigate the impact of the market conditions and declining demand described above, we expect the negative conditions to continue in the near future, thereby impacting 2009. We will continue to evaluate our global footprint to ensure that we are properly configured and sized, considering the changes in market conditions. Plant rationalization beyond the facilities we have closed or announced for closure, and additional global workforce reduction efforts, may be warranted.

Additionally, we will continue to focus on our four strategic priorities, which include achieving world-class quality, reducing costs, leveraging our global reach and developing innovative technology. We believe that these priorities, along with continued focus on our Six Sigma and business excellence programs, can be effectively used to manage our cost structure and ensure efficiency in our day-to-day operations.

Our Debt and Capital Structure

On an ongoing basis we monitor, and may modify, our debt and capital structure to reduce associated costs and provide greater financial and covenant flexibility.

We refinanced our debt in 2007, which provided us with increased liquidity. We believe that our current financial position and financing plans will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, the ability to fully utilize our facilities may be subject to the financial strength of the underlying participants of the agreements and, in the case of our receivables facilities, the underlying financial strength of our customers. Additionally, our primary credit facilities contain certain covenants including a maximum total leverage ratio and a minimum interest coverage ratio that would impact our ability to borrow on these facilities if not met. These ratios are calculated on a trailing four quarter basis.

As of December 31, 2008, the Company was in compliance with these financial covenants. As a result of the current automotive industry environment, it is uncertain whether the Company will be in compliance with its debt covenants throughout 2009. In the event of noncompliance, the Company believes that it will be able to obtain a waiver from the lender group or successfully amend the covenants.

In May 2007, we entered into an amended and restated credit agreement whereby we refinanced $2.5 billion of existing senior secured credit facilities with new facilities consisting of a secured revolving credit facility (the “Revolving Credit Facility”) and various senior secured term loan facilities (collectively with the Revolving Credit Facility, the “Senior Secured Credit Facilities”). In March 2007, we commenced, and in April 2007 we completed, a tender offer for our then outstanding $1.3 billion of senior and senior subordinated notes (the “Old Notes”). In March 2007, we also issued new senior notes for approximately $1.5 billion (the “New Senior Notes”), and used the proceeds to fund the repurchase of the Old Notes.

On February 15, 2008, the Company redeemed all of its then remaining Old Notes for $20 million.

On March 13, 2008, the Company entered into a transaction to repurchase $12 million in principal amount of the 7% Senior Notes outstanding. The repurchased notes were retired upon settlement on March 18, 2008.

As market conditions warrant, we and our major equity holders, including The Blackstone Group L.P. and its affiliates (the “Blackstone Investors”), may from time to time repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Restructuring Charges and Asset Impairments

As a result of our global strategy, we have closed or announced the closure of 24 facilities since the beginning of 2005. During 2008, we closed four facilities and announced two others. For the year ended December 31, 2008, we recorded restructuring charges and asset impairments of $37 million related to the closure or announced closure of various facilities and $42 million primarily related to the global workforce reduction in 2008.

Restructuring charges for the year ended December 31, 2008 included cash charges of $69 million for severance and other costs, $11 million of curtailment gains, and $21 million of net non-cash asset impairments related to restructuring activities. Also in 2008, we incurred $66 million of net other asset impairments not related to restructuring.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we performed our annual impairment test at the reporting unit level during the fourth quarter of 2008. During our annual impairment testing process we identified that there was a goodwill impairment indicator as of October 31, 2008 (the date of our annual impairment test). Based on testing performed we identified impairments of intangible assets of $329 million and goodwill of $458 million. Also, as of December 31, 2008 we identified an additional goodwill impairment indicator, but based on our analyses no additional impairments were required.

Other Matters

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

Goodwill.  Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $1.8 billion as of December 31, 2008, or 19% of our total assets.

In accordance with SFAS No. 142, we perform annual impairment testing at a reporting unit level. To test goodwill for impairment, we estimate the fair value of each reporting unit and compare the estimated fair value to the carrying value. If the carrying value exceeds the estimated fair value, then a possible impairment of goodwill exists and requires further evaluation. Estimated fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts (see “— Impairment of Long-Lived Assets and Intangibles” below), discounted at a risk-adjusted rate of return.

See Note 6 to the consolidated financial statements included under “Item 8. Financial Statements and Supplementary Data” for further information on our annual impairment analysis of goodwill.

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

We test indefinite-lived intangible assets, other than goodwill, for impairment on at least an annual basis, or when events and circumstances indicate that the indefinite-lived intangible assets may be impaired, by comparing the estimated fair values to the carrying values. If the carrying value exceeds the estimated fair value, the asset is written down to its estimated fair value. Estimated fair value is based on cash flows as discussed above, discounted at a risk-adjusted rate of return.

See Notes 6 and 14 to the consolidated financial statements included under “Item 8. Financial Statements and Supplementary Data” for our evaluation of long-lived assets for impairment and further information on our annual impairment analysis of intangibles, respectively.

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

A key assumption in determining our net pension expense in accordance with SFAS No. 87 is the expected long-term rate of return on plan assets. The expected return on plan assets that is included in pension expense is determined by applying the expected long-term rate of return on assets to a calculated market-related value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. Asset gains and losses will be amortized over five years in determining the market-related value of assets used to calculate the expected return component of pension income. We review our long-term rate of return assumptions annually through comparison of our historical actual rates of return with our expectations, and consultation with our actuaries and investment advisors regarding their expectations for future returns. While we believe our assumptions of future returns are reasonable and appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future pension expense. The weighted average expected long-term rate of return on assets used to determine net periodic benefit cost for 2008 was 6.97% as compared to 6.96% for 2007 and 6.97% for 2006.

Another key assumption in determining our net pension expense is the assumed discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the highest ratings given by a recognized ratings agency, and that have cash flows similar to those of the underlying benefit obligation. The weighted average discount rate used to calculate the benefit obligations as of December 31, 2008 was 6.42% as compared to 5.74% as of December 31, 2007. The weighted average discount rate used to determine net periodic benefit cost for 2008 was 5.74% as compared to 5.08% for 2007 and 5.04% for 2006.

The Company adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), effective January 1, 2008 using the one-measurement approach. As a result, the Company changed the measurement date for its pension and other postretirement plans from October 31 to its year end date of December 31. Under the one-measurement approach, net periodic benefit cost of the Company for the period between October 31, 2007 and December 31, 2008 is being allocated proportionately between amounts recognized as an adjustment of retained earnings at January 1, 2008, and net periodic benefit cost for the year ended December 31, 2008. The Company recorded an adjustment, which increased retained earnings by approximately $3 million, net of tax, in relation to this allocation.

Based on our assumptions as of December 31, 2008, the measurement date, a change in these assumptions, holding all other assumptions constant, would have the following effect on our pension costs and obligations on an annual basis:

	Impact on Net Periodic Benefit Cost
	Increase			Decrease
			All			All
	U.S.	U.K.	Other	U.S.	U.K.	Other
	(Dollars in millions)

.25% change in discount rate	$(2)	$(15)	$(1)	$3	$14	$1
.25% change in expected long-term rate of return	(2)	(12)	(1)	2	12	1

Impact on Obligations
	Increase			Decrease
			All			All
	U.S.	U.K.	Other	U.S.	U.K.	Other
(Dollars in millions)

.25% change in discount rate	$(33)	$(145)	$(18)	$35	$150	$20

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

Our 2009 pension income is estimated to be approximately $9 million in the U.S. and $93 million in the U.K.; our pension expense is estimated to be approximately $38 million for the rest of the world (based on December 31, 2008 exchange rates). During 2008, an executive supplemental retirement plan was amended which will increase future service costs. During 2006, certain amendments reducing future benefits for nonunion participants were adopted that will reduce future service costs. We expect to contribute approximately $42 million to our U.S. pension plans and approximately $43 million to our non-U.S. pension plans in 2009.

The U.K. pension plan undergoes triennial actuarial funding valuations. The plan was in a surplus position for funding purposes as of March 31, 2006, the date of the last triennial valuation. The date of the next actuarial funding valuation will be March 31, 2009. Given the recent declines in global financial markets, the funding valuation is likely to result in an overall deficit as of that date. This may result in the need for the Company to enter into discussions on a “deficit recovery plan” with the plan fiduciaries/trustees, with the potential for the Company to be required to commence contributions to the plan. Such discussions, including the finalization of a “deficit recovery plan” would need to be concluded no later than June 30, 2010. In the finalization process, allowances could be made for any changes or recoveries in asset values over the 15 month period following March 31, 2009, as well as future expected investment returns over the full length of the agreed upon recovery plan. Should Company contributions be required, the fiduciaries/trustees would consider the affordability of such contributions to the U.K. business and will make appropriate allowances for this in the formal deficit recovery plan.

Other Postretirement Benefits.  We account for our OPEB in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (“SFAS No. 106”) which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination involves the selection of various assumptions, including a discount rate and health care cost trend rates used to value benefit obligations. The discount rate reflects the current rate at which the OPEB liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the highest ratings given by a recognized ratings agency and that have cash flows similar to those of the underlying benefit obligation. We develop our estimate of the health care cost trend rates used to value the benefit obligation through review of our recent health care cost trend experience and through discussions with our actuary regarding the experience of similar companies. Changes in the assumed discount rate or health care cost trend rate can have a significant impact on our actuarially determined liability and related OPEB expense.

The following are the significant assumptions used in the measurement of the accumulated projected benefit obligation (“APBO”) as of the measurement date for each year:

	2008		2007
		Rest of		Rest of
	U.S.	World	U.S.	World

Discount rate	6.25%	6.50%	6.00%	5.50%
Initial health care cost trend rate at end of year	8.50%	8.50%	8.50%	8.50%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2015	2015	2014	2015

Based on our assumptions as of December 31, 2008, the measurement date, a change in these assumptions, holding all other assumptions constant, would have the following effect on our OPEB expense and obligation on an annual basis:

	Impact on Net
	Postretirement
	Benefit Cost
	Increase	Decrease
	(Dollars in millions)

.25% change in discount rate	$—	$1
1% change in assumed health care cost trend rate	$4	$(3)

	Impact on Obligation
	Increase	Decrease
	(Dollars in millions)

.25% change in discount rate	$(12)	$12
1% change in assumed health care cost trend rate	$43	$(38)

Our 2009 OPEB expense is estimated to be approximately $9 million (based on December 31, 2008 exchange rates), and includes the effects of the adoption of certain 2008, 2007 and 2006 amendments which reduce future benefits for participants. We fund our OPEB obligation on a pay-as-you-go basis. We expect to contribute approximately $46 million on a pay-as-you-go basis in 2009.

RESULTS OF OPERATIONS

The following consolidated statements of operations compare the results of operations for the years ended December 31, 2008, 2007 and 2006.

TOTAL COMPANY RESULTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007

	Years Ended December 31,		Variance
	2008	2007	Increase (Decrease)
	(Dollars in millions)

Sales	$14,995	$14,702	$293
Cost of sales	13,977	13,494	483

Gross profit	1,018	1,208	(190)
Administrative and selling expenses	523	537	(14)
Amortization of intangible assets	31	36	(5)
Restructuring charges and fixed asset impairments	145	51	94
Goodwill impairments	458	—	458
Intangible asset impairments	329	—	329
Other income — net	—	(40)	40

Operating (losses) income	(468)	624	(1,092)
Interest expense — net	182	228	(46)
Loss on retirement of debt	—	155	(155)
Accounts receivable securitization costs	2	5	(3)
Equity in earnings of affiliates, net of tax	(14)	(28)	14
Minority interest, net of tax	15	19	(4)

(Losses) earnings before income taxes	(653)	245	(898)
Income tax expense	126	155	(29)

Net (losses) earnings	$(779)	$90	$(869)

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Sales for the year ended December 31, 2008 increased by $293 million as compared to the year ended December 31, 2007. Foreign currency exchange had a $730 million net favorable effect on sales due to the relative weakness of the dollar against other currencies (most notably the euro). This was partially offset by lower volume and price reductions provided to customers, together which totaled $437 million. Increased module sales in the current period were more than offset by lower sales of core products in both North America and Europe resulting from reduced light vehicle production volumes.

Gross profit for the year ended December 31, 2008 decreased by $190 million as compared to the year ended December 31, 2007. The decrease was driven primarily by lower volume and adverse mix in excess of favorable supplier resolutions that occurred in the prior year, together which net to $281 million. Also contributing to the decline in gross profit were higher engineering expenses, coupled with lower recoveries, totaling $27 million and the net unfavorable impact of foreign currency exchange of $20 million. These unfavorable items were partially offset by cost reductions (in excess of inflation and price reductions provided to customers) and the non-recurrence of certain prior period product-related settlements, together which totaled $82 million. Net insurance recoveries in the current period of $17 million related to a business disruption at our brake line production facility in South America and the non-recurrence of associated costs (net of insurance recoveries) which negatively impacted the prior period by $6 million also offset the decrease in gross profit, as did a reduction in pension and postretirement benefit expense of $18 million and lower warranty costs of $14 million. Gross profit as a percentage of sales for the year ended December 31, 2008 was 6.8% compared to 8.2% for the year ended December 31, 2007.

Administrative and selling expenses for the year ended December 31, 2008 decreased by $14 million as compared to the year ended December 31, 2007. The decrease was driven primarily by cost reductions in excess of inflation and other costs which in total net to $24 million and merger and acquisition activity costs of $9 million in 2007 which did not recur in 2008. These items were partially offset by the unfavorable impact of foreign currency exchange of $19 million. Administrative and selling expenses as a percentage of sales for the year ended December 31, 2008 were 3.5% as compared to 3.7% for the year ended December 31, 2007.

Restructuring charges and fixed asset impairments increased by $94 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase was driven primarily by an increased level of restructuring activities of $34 million for severance and other charges related to plant closures and the global workforce reduction, which was offset by net curtailment gains of $11 million as a result of the decrease in pension and retiree medical benefit obligations related to the headcount reductions. Additionally, fixed asset impairments increased by $71 million, primarily due to the impact of declines in general economic and industry conditions.

Intangible asset impairments were $329 million for the year ended December 31, 2008. During the fourth quarter of 2008, due to the impact of significant declines in economic and industry conditions, impairment charges of $329 million were recorded as a result of testing the recoverability of our customer relationships.

Goodwill impairments were $458 million for the year ended December 31, 2008. On October 31, 2008, the Company performed its annual impairment analysis of goodwill, which resulted in the full impairment of goodwill in three reporting units within its Automotive Components segment.

Other income — net decreased by $40 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. This was primarily due to an unfavorable increase in foreign currency exchange losses of $20 million, a decrease in net gains on sales of assets of $15 million, a decrease in royalty and grant income of $5 million, and an unfavorable change to the net provision for bad debts of $8 million. This was offset by an increase in miscellaneous other income of $8 million.

Interest expense — net decreased by $46 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily as a result of lower interest rates on variable rate debt and lower interest rates on the New Senior Notes compared to the Old Notes.

Loss on retirement of debt was $155 million for the year ended December 31, 2007. During the year ended December 31, 2007, the Company recognized a loss of $148 million in association with payments to note holders who tendered their Old Notes. In addition, in conjunction with the May 9, 2007 refinancing, the Company recognized a loss of $7 million related to the write off of debt issuance costs associated with the former senior secured credit facilities.

Income tax expense for the year ended December 31, 2008 was $126 million on a pre-tax loss of $653 million as compared to income tax expense of $155 million on pre-tax earnings of $245 million for the year ended December 31, 2007. Income tax expense for the year ended December 31, 2008 includes a net one time charge of approximately $15 million resulting from changes in determinations relating to the potential realization of deferred tax assets in certain foreign subsidiaries. Income tax expense for the year ended December 31, 2007 includes no tax benefit related to the $155 million loss on retirement of debt due to the Company’s valuation allowance position in the United States. The income tax rate varies from the United States statutory income tax rate due primarily to the items noted above, and the impact of losses in the United States and certain foreign jurisdictions, without recognition of a corresponding income tax benefit, partially offset by favorable foreign tax rates, holidays, and credits.

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Sales increased $1,558 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Favorable currency effects contributed to an increase in sales of $856 million, as the dollar weakened against other currencies (most notably the euro). Higher volume (net of price reductions provided to customers) of $702 million also contributed to the sales increase, driven by an expansion in customer vehicle production in Europe and China, an increase in module sales in North America and Asia, and the general growth of safety products in all markets, partially offset by the decline in North American customer vehicle production.

Gross profit increased $20 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was driven primarily by an increase in volume (net of adverse product mix) and supplier resolutions, together which totaled $120 million, a reduction in pension and postretirement benefit expense of $47 million, net favorable currency effects of $34 million, lower warranty costs of $13 million and other performance improvements. These items were partially offset by price reductions and other costs related to our customers, including the net unfavorable impact of certain product-related settlements, and higher inflation in excess of cost reductions, of $136 million, and a larger investment in engineering expenses of $28 million. Other drivers negatively impacting the gross profit comparison included the favorable resolution of certain business and patent matters of $22 million in 2006 that did not recur in 2007, net costs incurred from property damage at our brake line production facility located in South America of $6 million, and incremental costs related to a first quarter acquisition of $3 million. Gross profit as a percentage of sales for the year ended December 31, 2007 was 8.2% compared to 9.0% for the year ended December 31, 2006.

Administrative and selling expenses increased $23 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was driven primarily by unfavorable currency effects of $29 million, costs of $9 million related to merger and acquisition activity, an increase in share-based compensation expense of $6 million, and the favorable resolution of certain patent matters of $6 million in 2006 that did not recur in 2007. These items were partially offset by cost reductions, and performance improvements of $22 million, as well as a reduction in pension and postretirement benefit expense of $4 million. Administrative and selling expenses as a percentage of sales for the year ended December 31, 2007 were 3.7% as compared to 3.9% for the year ended December 31, 2006.

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

Other income — net increased $13 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was driven primarily by net gains on the sale of assets of $13 million, a decrease in bad debt expense of $9 million, and an increase in royalty income of $4 million. These items were partially offset by unfavorable currency effects of $11 million.

Interest expense — net for the year ended December 31, 2007 decreased $19 million compared to the year ended December 31, 2006. The decrease in interest expense was primarily due to lower interest rates on the New Senior Notes compared to the Old Notes, partially offset by the effect of higher outstanding debt balances on the New Senior Notes, largely as a result of financing the redemption premium relating to the tender transactions in early 2007.

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

SEGMENT RESULTS OF OPERATIONS

The following table reconciles segment sales and earnings before taxes to consolidated sales and earnings before taxes for 2008, 2007, and 2006. See Note 20 to the consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data” for a description of segment earnings before taxes for the periods presented.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Sales:
Chassis Systems	$8,736	$7,997	$7,096
Occupant Safety Systems	4,422	4,714	4,326
Automotive Components	1,837	1,991	1,722

	$14,995	$14,702	$13,144

(Losses) earnings before taxes:
Chassis Systems	$174	$276	$288
Occupant Safety Systems	39	453	420
Automotive Components	(592)	82	67

Segment (losses) earnings before taxes	(379)	811	775
Corporate expense and other	(90)	(178)	(126)
Financing costs	(184)	(233)	(250)
Loss on retirement of debt	—	(155)	(57)

(Losses) earnings before taxes	$(653)	$245	$342

CHASSIS SYSTEMS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	Years Ended December 31,		Variance
	2008	2007	Increase (Decrease)
	(Dollars in millions)

Sales	$8,736	$7,997	$739
Earnings before taxes	174	276	(102)
Restructuring charges and asset impairments included in earnings before taxes	91	30	61

Sales increased $739 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase was driven primarily by the favorable impact of foreign currency exchange of $443 million and increased volume (including net favorable price recoveries from customers) of $296 million. The higher volume is attributed primarily to increased module sales in North America and Asia.

Earnings before taxes decreased by $102 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was driven mainly by adverse mix in excess of favorable volume of $65 million, which is primarily related to the increase in sales of lower margin modules. Also contributing to the decrease in earnings are increased restructuring and impairment costs of $61 million, the net unfavorable impact of foreign currency exchange of $32 million, and higher engineering expense of $5 million. These unfavorable items were partially offset by cost reductions and net price recoveries from our customers (in excess of inflation) of $27 million and net insurance recoveries in the current period of $17 million related to a business disruption at our brake line production facility in South America and the non-recurrence of associated costs (net of insurance recoveries) which negatively impacted the prior period by $6 million. Other favorable drivers included lower warranty costs of $9 million and a reduction in pension and postretirement benefit expense of $2 million.

For the year ended December 31, 2008, this segment recorded restructuring charges and asset impairments of $91 million in connection with severance, retention and outplacement services at various production facilities, net of curtailment gains, as well as net fixed asset impairment charges to write down certain machinery and equipment to fair value. For the year ended December 31, 2007, this segment recorded restructuring charges and asset impairments of $30 million in connection with severance and costs related to the consolidation of certain facilities, as well as net asset impairment charges to write down certain assets to fair value.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Years Ended December 31,		Variance
	2007	2006	Increase (Decrease)
	(Dollars in millions)

Sales	$7,997	$7,096	$901
Earnings before taxes	276	288	(12)
Restructuring charges and asset impairments included in earnings before taxes	30	14	16

Sales increased $901 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was driven primarily by favorable currency effects of $482 million, as well as favorable volume, including higher module sales in North America and Asia (net of price reductions provided to customers) of $419 million.

Earnings before taxes decreased $12 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The decrease was driven primarily by higher engineering expenses of $20 million, the favorable resolution of business settlements in 2006 that did not recur in 2007 of $19 million, higher restructuring charges and asset impairments of $16 million, the favorable resolution of certain patent matters of $9 million in 2006 that did not recur in 2007, the net unfavorable impact of property damage at our brakeline production facility in South America of $6 million, a gain of $5 million on the sale of a facility in Asia in 2006 that did not recur in 2007, and incremental costs related to a first quarter 2007 acquisition of $3 million. These items were partially offset by a reduction in pension and postretirement benefit expense of $28 million, favorable volume (net of adverse mix) of $26 million, and lower warranty costs of $14 million.

For the year ended December 31, 2007, this segment recorded restructuring charges and asset impairments of $30 million in connection with severance and costs related to the consolidation of certain facilities, as well as net asset impairment charges to write down certain assets to fair value. For the year ended December 31, 2006, this segment recorded restructuring charges and asset impairments of $14 million in connection with severance and costs related to the consolidation of certain facilities, offset by postretirement benefit curtailment gains.

OCCUPANT SAFETY SYSTEMS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	Years Ended December 31,		Variance
	2008	2007	Increase (Decrease)
	(Dollars in millions)

Sales	$4,422	$4,714	$(292)
Earnings before taxes	39	453	(414)
Restructuring charges and asset impairments included in earnings before taxes	219	4	215

Sales decreased $292 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was driven primarily by unfavorable volume and price reductions provided to customers of $494 million, partially offset by the favorable impact of foreign currency exchange of $202 million. The decrease in volume is attributed to lower sales in both North America and Europe resulting from reduced light vehicle production volumes.

Earnings before taxes decreased $414 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was driven primarily by increased restructuring and impairment costs of $215 million and lower volume and adverse mix net of favorable supplier resolutions that occurred in the prior period, which combined amounted to $152 million. Also contributing to the decrease in earnings were the net unfavorable impact of foreign currency exchange of $29 million, higher engineering expense coupled with lower recoveries totaling $17 million, the non-recurrence of a $7 million gain on the sale of an idle facility that occurred in the prior period, and price reductions and inflation in excess of cost reductions of $1 million. These items were partially offset by lower warranty costs of $5 million and reduced pension and other postretirement benefit expense of $2 million.

For the year ended December 31, 2008, this segment recorded restructuring charges and asset impairments of $219 million, primarily in connection with the impairment of customer relationship intangible assets of $174 million and severance and other costs of $17 million associated with the closure of a facility in Europe. Severance and other costs of $14 million, offset by net curtailment gains of $2 million, and an increase in fixed asset impairments of $12 million, also contributed to the $215 million increase in restructuring and impairment costs. For the year ended December 31, 2007, this segment recorded restructuring charges and asset impairments of $4 million in connection with the write down of certain machinery and equipment to fair value.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Years Ended December 31,		Variance
	2007	2006	Increase (Decrease)
	(Dollars in millions)

Sales	$4,714	$4,326	$388
Earnings before taxes	453	420	33
Restructuring charges and asset impairments included in earnings before taxes	4	9	(5)

Sales increased $388 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was driven primarily by favorable currency effects of $252 million, and favorable volume (net of price reductions provided to customers) of $136 million.

Earnings before taxes increased $33 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was driven primarily by the favorable impact of volume (net of adverse mix) and favorable supplier resolutions, which together totaled $57 million, a gain on the sale of a facility of $7 million, a reduction in net pension and postretirement benefit expense of $6 million, and lower restructuring and impairment costs of $5 million. These items were partially offset by price reductions to our customers and inflation (net of cost reductions) of $33 million, higher engineering expenses of $8 million, and unfavorable foreign currency exchange of $3 million.

For the year ended December 31, 2007, this segment recorded restructuring charges and asset impairments of $4 million in connection with the write down of certain machinery and equipment to fair value. For the year ended December 31, 2006, we recorded restructuring charges and asset impairments of $9 million in connection with severance and costs related to the consolidation of certain facilities.

AUTOMOTIVE COMPONENTS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	Years Ended December 31,		Variance
	2008	2007	Increase (Decrease)
	(Dollars in millions)

Sales	$1,837	$1,991	$(154)
(Losses) earnings before taxes	(592)	82	(674)
Restructuring charges and asset impairments included in (losses) earnings before taxes	621	17	604

Sales decreased by $154 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was driven primarily by unfavorable volume and price reductions provided to customers of $238 million, partially offset by the favorable impact of foreign currency exchange of $84 million. The decrease in volume is attributed to lower sales of core products in both North America and Europe resulting from reduced light vehicle production volumes.

(Losses) earnings before taxes decreased by $674 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was driven primarily by increased restructuring and impairment costs of $604 million, lower volume and adverse mix which totaled $68 million and the non-recurrence of a $10 million gain on the sale of an Engine Components manufacturing facility which occurred in the prior period. These unfavorable items were partially offset by cost reductions (in excess of inflation and price reductions provided to customers) of $4 million and the net favorable impact of foreign currency exchange of $3 million.

For the year ended December 31, 2008, this segment recorded restructuring charges and asset impairments of $621 million, primarily in connection with the impairment of goodwill of $458 million, customer relationship intangible assets of $155 million, and increased fixed asset impairments of $1 million. This charge was partially offset by a decrease in severance and other costs of $8 million and recording of net curtailment gains of $2 million. For the year ended December 31, 2007, this segment recorded restructuring charges of $17 million.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Years Ended December 31,		Variance
	2007	2006	Increase (Decrease)
	(Dollars in millions)

Sales	$1,991	$1,722	$269
Earnings before taxes	82	67	15
Restructuring charges and asset impairments included in earnings before taxes	17	7	10

Sales increased $269 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was driven primarily by favorable volume (net of price reductions provided to customers) of $148 million and favorable foreign currency exchange of $121 million.

Earnings before taxes increased $15 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was driven primarily by higher volume (net of adverse mix) of $29 million, the gain on the sale of an Engine Components manufacturing facility of $10 million, the favorable currency effects of $6 million, and other performance improvements. These items were partially offset by price reductions to our customers and inflation (net of cost reductions) of $18 million, higher restructuring charges of $10 million, and higher warranty costs of $2 million.

For the year ended December 31, 2007, this segment recorded restructuring charges and asset impairments of $17 million primarily related to severance and other charges at various production facilities. For the year ended December 31, 2006, this segment recorded restructuring charges of $7 million.

LIQUIDITY AND CAPITAL RESOURCES

While we are highly leveraged, we believe that funds generated from operations and available borrowing capacity will be adequate to fund our debt service requirements, capital expenditures, working capital requirements and company-sponsored research and development programs. In addition, our current financing plans are intended to provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items and to reduce debt may be affected by general economic (including difficulties in the automotive industry), financial market, competitive, legislative and regulatory factors, and the cost of warranty, recall and litigation claims, among other things. Therefore, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. As a result of the current automotive industry environment, it is uncertain whether the Company will be in compliance with its debt covenants throughout 2009. In the event of noncompliance, the Company believes that it will be able to obtain a waiver from the lender group or successfully amend the covenants.

Cash Flows

Operating Activities.  Cash provided by operating activities for the year ended December 31, 2008, was $773 million, as compared to $737 million for the year ended December 31, 2007. The improvement is primarily the result of:

•	decreased interest payments of $82 million, due to lower interest rates on variable rate debt and lower interest rates on the New Senior Notes as compared to the Old Notes;

•	decreased cash paid for taxes of $39 million, as a result of the significant deterioration of our results of operations;

•	decreased payments for restructuring and severance of $17 million; and

•	improved working capital of $154 million, as reduced production by the Company’s customers during the fourth quarter allowed the Company to reduce its inventories and receivables by more than the corresponding reduction in payables.

Offsetting the improvements noted above was the significant deterioration of our results of operations during the fourth quarter of 2008, primarily as a result of reduced production volumes in North America and Europe.

Investing Activities.  Cash used in investing activities for the year ended December 31, 2008 was $507 million as compared to $468 million for the year ended December 31, 2007.

For the years ended December 31, 2008 and 2007, we spent $482 million and $513 million, respectively, in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches in 2008 and 2007, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $350 million, or approximately 3% of sales, for such capital expenditures during 2009.

During 2008, we spent approximately $41 million in conjunction with an acquisition in North America in our Chassis Systems segment. We also spent approximately $6 million on a joint venture in India to facilitate access to the Indian market and support our global customers. We received proceeds from the sale of various assets of $15 million and $39 million for the years ended December 31, 2008 and 2007, respectively.

Financing Activities.  Cash used in financing activities was $287 million for the year ended December 31, 2008 as compared to $11 million provided by financing activities for the year ended December 31, 2007. During the year ended December 31, 2008 we redeemed all of the remaining Old Notes in the amount of $20 million and repurchased and retired $12 million in principal amount of the 7% Senior Notes outstanding for $11 million. Additionally, we had net cash repayments of $229 million on our Revolving Credit Facility and a redemption of debt of $68 million.

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

As of December 31, 2008, we had outstanding $2.9 billion in aggregate indebtedness. We intend to draw down on, and use proceeds from, the Revolving Credit Facility and our United States and European accounts receivables facilities (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of December 31, 2008, we had approximately $1.1 billion of availability under our Revolving Credit Facility, after certain reductions primarily consisting of $200 million of revolver borrowings and $58 million in outstanding letters of credit and bank guarantees. The available amount, indicated above, also includes a reduction of $29 million for the unfunded commitment of Lehman Commercial Paper Inc., a lender under the Revolving Credit Facility that filed for bankruptcy protection.

Additionally, our primary credit facilities contain certain covenants, including a maximum total leverage ratio and a minimum interest coverage ratio, that would impact our ability to borrow on these facilities if not met. As of December 31, 2008, the Company was in compliance with these financial covenants. These ratios are calculated on a trailing four quarter basis. As a result, a material decline in operating results could negatively impact our ability to comply with these financial covenants in the future.

As of December 31, 2008, approximately $110 million of our total reported accounts receivable balance was considered eligible for borrowings under our United States receivables facility, of which approximately $77 million was available for funding. As of December 31, 2008, we had no outstanding borrowings under this receivables facility. The receivables facility is subject to early termination under certain circumstances, including a default ratio of eligible receivables in excess of an established threshold, which could be triggered by the bankruptcy of one or more of our customers that are included in this facility. In addition, as of December 31, 2008, we had approximately €97 million and £25 million available for funding under our European accounts receivables facilities. We had no outstanding borrowings under the European accounts receivables facilities as of December 31, 2008.

Under normal working capital utilization of liquidity, portions of the amounts drawn under the Liquidity Facilities typically will be paid back throughout the month as cash from customers is received. We would then draw upon such facilities again for working capital purposes in the same or succeeding months. However, during any given month, upon examination of economic and industry conditions, we may draw fully down on our Liquidity Facilities. On February 13, 2009, the Company drew down additional funds under its Revolving Credit Facility. See Item 9B “Other Information” below for further detail.

In addition, we own a 78.4% interest in Dalphi Metal España, S.A. (“Dalphimetal”). Dalphimetal and its subsidiaries have approximately €15 million of uncommitted credit facilities, of which the entire €15 million was available as of December 31, 2008. Our subsidiaries in the Asia Pacific region also have various uncommitted credit facilities totaling approximately $154 million, of which, on December 31, 2008, $115 million was available after borrowings of $39 million. Although these borrowings are primarily in the local currency of the country where our subsidiaries’ operations are located, some are also in U.S. dollars. We expect that these additional facilities will be drawn on from time to time for normal working capital purposes.

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

On February 15, 2008, we redeemed all the remaining Old Notes in the amount of $20 million and recorded a loss on retirement of debt of $1 million. We funded the redemption of the remaining Old Notes from cash on hand.

On March 13, 2008, the Company entered into a transaction to repurchase $12 million in principal amount of the 7% Senior Notes outstanding and recorded a gain on retirement of debt of $1 million. The repurchased notes were retired upon settlement on March 18, 2008.

Credit Ratings.  Set forth below are our credit ratings and ratings outlook for Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) as of December 31, 2008.

	S & P(1)	Moody’s	Fitch

Corporate Rating	BB	B1	BB-
Bank Debt Rating	BBB-	Ba1	BB
New Senior Note Rating	BB-	B2	B+
Ratings Outlook/Watch	Negative Outlook	Under Review for Possible Downgrade	Ratings Watch Negative

(1)	As of January 13, 2009.

In the event of a downgrade, we believe we would continue to have access to sufficient liquidity; however, the cost to increase our borrowing capacity could be higher and our ability to access certain financial markets could be limited.

Senior Secured Credit Facilities.  As of December 31, 2008, the term loan facilities, with maturities ranging from 2013 to 2014, consisted of an aggregate of $1.1 billion dollar-denominated term loans and the Revolving Credit Facility provided for borrowing of up to $1.4 billion. See “— Senior Secured Credit Facilities” in Note 13 to the consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data” for a description of these facilities.

Debt Covenants.  The Senior Secured Credit Facilities generally restrict the payment of dividends or other distributions by TRW Automotive, subject to specified exceptions. The exceptions include, among others, the making of payments or distributions in respect of expenses required for us and our wholly-owned subsidiary, TRW Automotive Intermediate Holdings Corp., to maintain our corporate existence, general corporate overhead expenses, tax liabilities and legal and accounting fees. Since we are a holding company without any independent operations, we do not have significant cash obligations, and are able to meet our limited cash obligations under the exceptions to our debt covenants. See Note 13 to the consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data” for further information on debt covenants.

Interest Rate Swap Agreements.  The Company enters into interest rate swap agreements from time to time to hedge either the variability of interest payments associated with variable rate debt or to effectively change fixed rate debt obligations into variable rate obligations. See “— Other Borrowings” in Note 13 to the consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data” for information on the interest rate swap transactions that occurred during the years ended December 31, 2008 and 2007.

Contractual Obligations and Commitments

As indicated above, on February 15, 2008, we redeemed all of the remaining Old Notes for $20 million and in March 2008, we repurchased and retired $12 million of the 7% Senior Notes outstanding for $11 million.

The following table reflects our significant contractual obligations as of December 31, 2008:

	Less Than	One to Three	Three to Five	More Than
	One Year	Years	Years	Five Years		Total
	(Dollars in millions)

Short-term borrowings	$66	$—	$—	$—		$66
Long-term debt obligations	45	228	595	1,941		2,809
Capital lease obligations	8	18	9	12		47
Operating lease obligations	97	137	102	131		467
Projected interest payment on long-term debt(1)	156	287	261	187		891
Transaction and Monitoring Fee Agreement	5	10	10		(2)		(2)

Total	$377	$680	$977	$2,271		$4,280

(1)	Long term debt includes both fixed rate and variable rate obligations. At December 31, 2008 approximately 46% of our total debt was at variable interest rates. The projected interest payment obligations are based upon fixed rates where appropriate and projected London Interbank Borrowing Rates (LIBOR) obtained from third parties plus applicable margins as of the current balance sheet date for the variable rate portion of the interest payment obligations. The interest payment projection is also based upon debt outstanding at the balance sheet date and the debt being retired at planned maturity dates.

(2)	The Transaction and Monitoring Fee Agreement was entered into with Blackstone upon the Acquisition and has a fairly indefinite term. The agreement terminates on the earlier of (i) the date on which Blackstone owns less than 5% of the Company’s outstanding shares, (ii) Blackstone elects to receive a single lump sum payment in lieu of annual payments, or (iii) such earlier date as the Company and Blackstone mutually agree.

Reasonable estimates cannot be made regarding the period of cash settlement with the applicable taxing authority pertaining to unrecognized tax benefits amounting to $213 million due to a high degree of uncertainty regarding the timing of such future cash outflows.

In addition to the obligations discussed above, we sponsor defined benefit pension plans that cover most of our U.S. employees and certain non-U.S. employees. Prior to 2008, our funding practice provided that annual contributions to the pension plans in the U.S. would be equal to the minimum amounts required by the Employee Retirement Income Security Act (“ERISA”). Commencing in 2008, the Company’s pension plans in the U.S. are funded in conformity with the Pension Protection Act of 2006. Funding for our pension plans in other countries is based upon actuarial recommendations or statutory requirements. We expect to contribute approximately $42 million to our U.S. pension plans and approximately $43 million to our non-U.S. pension plans in 2009.

The U.K. pension plan undergoes triennial actuarial funding valuations. The plan was in a surplus position for funding purposes as of March 31, 2006, the date of the last triennial valuation. The date of the next actuarial funding valuation will be March 31, 2009. Given the recent declines in global financial markets, the funding valuation is likely to result in an overall deficit as of that date. This may result in the need for the Company to enter into discussions on a “deficit recovery plan” with the plan fiduciaries/trustees, with the potential for the Company to be required to commence contributions to the plan. Such discussions, including the finalization of a “deficit recovery plan” would need to be concluded no later than June 30, 2010. In the finalization process, allowances could be made for any changes or recoveries in asset values over the 15 month period following March 31, 2009, as well as future expected investment returns over the full length of the agreed upon recovery plan. Should Company contributions be required, the fiduciaries/trustees would consider the affordability of such contributions to the U.K. business and could make appropriate allowances for this in the formal deficit recovery plan.

We sponsor OPEB plans that cover the majority of our U.S. and certain non-U.S. employees and provide for benefits to eligible employees and dependents upon retirement. We are subject to increased OPEB cash costs due to, among other factors, rising health care costs. We fund our OPEB obligations on a pay-as-you-go basis. We expect to contribute approximately $46 million to our OPEB plans in 2009.

We also have liabilities recorded for various environmental matters. As of December 31, 2008, we had reserves for environmental matters of $45 million. We expect to pay approximately $6 million in 2009 in relation to these matters.

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

We have entered into a receivables facility, which, as amended (the “Receivables Facility”), provides the Company with a flexible source of cost efficient liquidity. The Company periodically uses the Receivables Facility to manage its daily cash requirements. As more fully described below, the Company’s receivables that originate in the United States are used as collateral to support funding from the Receivables Facility.

The Receivables Facility extends to December 2009 and provides up to $209 million in funding from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors. As of December 31, 2008, based on the terms of the Receivables Facility and certain criteria, approximately $110 million of our reported accounts receivable were considered eligible to support borrowings under the Receivables Facility, of which approximately $77 million was available for funding.

The Receivables Facility can be treated as a general financing agreement or as an off-balance sheet financing arrangement. Whether the funding and related receivables are shown as liabilities and assets, respectively, on our consolidated balance sheet, or, conversely, are removed from the consolidated balance sheet depends on the fair value of the multi-seller conduits’ loans to the borrower. When such level is at least 10% of the fair value of all of the borrower’s assets (consisting principally of receivables sold by the sellers), the securitization transactions are accounted for as a sale of the receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and are removed from the consolidated balance sheet. The proceeds received, net of repayments disbursed, are included in cash flows from operating activities in the statements of cash flows.

However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the borrower’s assets, we are required to consolidate the borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet. We had no outstanding borrowings under the Receivables Facility as of December 31, 2008 and December 31, 2007. As such, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the borrower’s assets and, therefore, the financial statements of the borrower were included in the Company’s consolidated financial statements at December 31, 2008 and December 31, 2007.

Other Receivables Facilities

In addition to the Receivables Facility described above, certain of our European subsidiaries entered into receivables financing arrangements. These financing arrangements provide short-term financing to meet our liquidity needs. We have three receivable financing arrangements with our French, German and U.K. subsidiaries with availabilities of up to €80 million, €75 million and £25 million, respectively. Each of these arrangements is available for a term of one year. Each of the German and French arrangements involves a separate wholly-owned special purpose vehicle which purchases trade receivables from its domestic affiliates and sells those trade receivables to a domestic bank. As of December 31, 2008, approximately €97 million and £25 million were available for funding under our European accounts receivable facilities. There were no borrowings under any of these arrangements as of December 31, 2008 and 2007.

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

A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. As of December 31, 2008, we had reserves for environmental matters of $45 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of the indemnification provided for in the Master Purchase Agreement under which Northrop has agreed to indemnify us for 50% of any environmental liabilities associated with the operation or ownership of Old TRW’s automotive business existing at or prior to the Acquisition, subject to certain exceptions.

We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, results of operations or competitive position. Our capital expenditures for environmental control activities during 2009 are not expected to be material to us. We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on our financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

Contingencies

Information concerning various claims, lawsuits and administrative proceedings is contained in Note 19 to the consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data.”

Recently Issued Accounting Pronouncements

See Note 2 to the consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data” for a discussion of recently issued accounting pronouncements.

Outlook

We expect full year 2009 sales to be in the range of $10.9 billion to $11.3 billion, including first quarter sales of approximately $2.4 billion.

The 2009 guidance primarily reflects the steep production declines expected in North America and Europe (our primary markets) and our expectation of foreign currency exchange rate fluctuations. The Company continues to evaluate actions that may be necessary in reaction to the current environment.

We are concerned about the ongoing financial health and solvency of our major customers as they address negative economic and industry conditions through various restructuring activities. Such restructuring actions, if significant, could have a negative impact on our financial results. In addition, a prolonged contraction in automotive sales and production would negatively affect our results of operations and liquidity. Notwithstanding recent price declines in certain commodities, given our annual purchases of large quantities of ferrous metals, aluminum, base metals, resins, and textiles for use in our manufacturing process either indirectly as part of purchased components or directly as raw materials, we continue to be exposed to commodity price risk on petroleum-based products, resins, yarns, ferrous metals, base metals, and certain chemicals on a worldwide basis. We are also concerned about the viability of the Tier 2 and Tier 3 supply base as they face these inflationary pressures and other financial difficulties in the current automotive environment, particularly in the event of an extended contraction in automotive sales and production. We expect these trends to continue, further pressuring the Company’s performance in the near future. While we continue our efforts to mitigate the impact of these negative conditions on our financial results, including earnings and cash flows, our efforts may be insufficient and the pressures may worsen, thereby potentially having a negative impact on our future results.

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

Our primary market risk arises from fluctuations in foreign currency exchange rates, interest rates and commodity prices. We manage foreign currency exchange rate risk, interest rate risk, and to a lesser extent commodity price risk, by utilizing various derivative instruments and limit the use of such instruments to hedging activities. We do not use such instruments for speculative or trading purposes. If we did not use derivative instruments, our exposure to such risks would be higher. We are exposed to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. We attempt to limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to fully satisfy their obligations under the contracts.

In September 2008, Lehman Brothers Holdings Inc., a guarantor of Lehman Brothers Special Financing Inc. (“LBSF”), the counterparty to several of the Company’s foreign currency forward contracts and interest rate swap contracts, filed for bankruptcy protection. The bankruptcy filing may have limited LBSF’s ability to perform under the terms of the contracts and required that we assume these derivative contracts were ineffective for hedge accounting purposes. As such, the Company terminated all such contracts in September 2008. The impact resulting from accounting for the fair value of these contracts and the cost of terminating these contracts was not considered material.

Foreign Currency Exchange Rate Risk.  We utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts, and to a lesser extent options, are utilized to protect our cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of December 31, 2008, approximately 17% of our total debt was in foreign currencies as compared to 18% as of December 31, 2007.

Interest Rate Risk.  We are subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt. In order to manage interest costs, we may occasionally utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in LIBOR. As of December 31, 2008, approximately 46% of our total debt was at variable interest rates (or 36% when considering the effect of the interest rate swaps), as compared to 49% (or 40% when considering the effect of the interest rate swaps) as of December 31, 2007.

Sensitivity Analysis.  We utilize a sensitivity analysis model to calculate the fair value, cash flows or statement of operations impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of December 31, 2008 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed. The results of the sensitivity model calculations follow:

	Assuming a 10%	Assuming a 10%	Favorable
	Increase in	Decrease	(Unfavorable)
	Rates	in Rates	Change in
	(Dollars in millions)

Market Risk
Foreign Currency Rate Sensitivity:
Forwards *
— Long US $	$(97)	$97	Fair value
— Short US $	$85	$(85)	Fair value
Debt **
— Foreign currency denominated	$(51)	$51	Fair value
Interest Rate Sensitivity:
Debt
— Fixed rate	$62	$(71)	Fair value
— Variable rate	$(7)	$7	Cash flow
Swaps
— Pay variable/receive fixed	$1	$(1)	Cash flow

*	Change in fair value of forward contracts hedging the identified underlying positions assuming a 10% change in the value of the U.S. dollar vs. foreign currencies.

**	Change in fair value of foreign currency denominated debt assuming a 10% change in the value of the foreign currency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRW Automotive Holdings Corp.

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(In millions, except per share amounts)

Sales	$14,995	$14,702	$13,144
Cost of sales	13,977	13,494	11,956

Gross profit	1,018	1,208	1,188
Administrative and selling expenses	523	537	514
Amortization of intangible assets	31	36	35
Restructuring charges and fixed asset impairments	145	51	30
Goodwill impairments	458	—	—
Intangible asset impairments	329	—	—
Other income — net	—	(40)	(27)

Operating (losses) income	(468)	624	636
Interest expense — net	182	228	247
Loss on retirement of debt	—	155	57
Accounts receivable securitization costs	2	5	3
Equity in earnings of affiliates, net of tax	(14)	(28)	(26)
Minority interest, net of tax	15	19	13

(Losses) earnings before income taxes	(653)	245	342
Income tax expense	126	155	166

Net (losses) earnings	$(779)	$90	$176

Basic (losses) earnings per share:
(Losses) earnings per share	$(7.71)	$0.90	$1.76

Weighted average shares outstanding	101.1	99.8	100.0

Diluted (losses) earnings per share:
(Losses) earnings per share	$(7.71)	$0.88	$1.71

Weighted average shares outstanding	101.1	102.8	103.1

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Balance Sheets

	As of December 31,
	2008	2007
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$756	$895
Marketable securities	10	4
Accounts receivable — net	1,570	2,313
Inventories	694	822
Prepaid expenses and other current assets	127	65
Deferred income taxes	82	227

Total current assets	3,239	4,326
Property, plant and equipment — net	2,518	2,910
Goodwill	1,765	2,243
Intangible assets — net	373	710
Pension asset	801	1,461
Deferred income taxes	93	88
Other assets	483	552

Total assets	$9,272	$12,290

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$66	$64
Current portion of long-term debt	53	30
Trade accounts payable	1,793	2,406
Accrued compensation	219	298
Income taxes	23	63
Other current liabilities	1,010	854

Total current liabilities	3,164	3,715
Long-term debt	2,803	3,150
Postretirement benefits other than pensions	486	591
Pension benefits	778	497
Deferred income taxes	232	552
Long-term liabilities	541	459

Total liabilities	8,004	8,964
Minority interests	137	134
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,199	1,176
(Accumulated deficit)/retained earnings	(378)	398
Accumulated other comprehensive earnings	309	1,617

Total stockholders’ equity	1,131	3,192

Total liabilities, minority interests, and stockholders’ equity	$9,272	$12,290

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Operating Activities
Net (losses) earnings	$(779)	$90	$176
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	576	557	517
Pension and other postretirement benefits income and contributions	(192)	(184)	(193)
Net gain on sale of assets	(5)	(20)	(7)
Amortization of deferred financing fees	3	4	8
Loss on retirement of debt	—	155	57
Fixed asset impairment charges	87	16	13
Goodwill and intangible asset impairment charges	787	—	—
Deferred income taxes	12	1	23
Share-based compensation expense	20	22	16
Other — net	8	(20)	(8)
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable, net	612	(66)	58
Inventories	91	22	(6)
Trade accounts payable	(460)	133	(41)
Prepaid expense and other assets	(67)	144	75
Other liabilities	80	(117)	(39)

Net cash provided by operating activities	773	737	649
Investing Activities
Capital expenditures, including other intangible assets	(482)	(513)	(529)
Acquisitions of businesses, net of cash acquired	(40)	(12)	(13)
Termination of interest rate swaps	—	(12)	—
Purchase price adjustments	—	3	(13)
Proceeds from sale/leaseback transactions	1	28	54
Net proceeds from asset sales	15	39	43
Investment in affiliates	(1)	(1)	(1)

Net cash used in investing activities	(507)	(468)	(459)
Financing Activities
Change in short-term debt	6	(27)	(40)
Net (repayments on) proceeds from revolving credit facility	(229)	429	—
Proceeds from issuance of long-term debt	6	2,591	37
Redemption of long-term debt, net of fees	(68)	(3,011)	(304)
Issuance of capital stock, net of fees	—	—	153
Repurchase of capital stock	—	—	(209)
Proceeds from exercise of stock options	4	29	23
Other — net	(6)	—	—

Net cash (used in) provided by financing activities	(287)	11	(340)
Effect of exchange rate changes on cash	(118)	37	69

Increase (decrease) in cash and cash equivalents	(139)	317	(81)
Cash and cash equivalents at beginning of period	895	578	659

Cash and cash equivalents at end of period	$756	$895	$578

Supplemental Cash Flow Information:
Interest paid	$191	$273	$261
Income tax paid — net	$148	$187	$155

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

	Capital Stock
		Par Value
		of Capital	Retained	Accumulated
		Stock and	Earnings	Other
		Paid in	(Accumulated	Comprehensive
	Shares	Capital	Deficit)	Earnings (Losses)	Total
		(Dollars in millions, except share information)

Balance as of December 31, 2005	99,245,259	$1,143	$132	$(67)	$1,208
Comprehensive income (losses):
Net earnings	—	—	176	—	176
Foreign currency translation	—	—	—	211	211
Pension obligations, net of deferred tax of $(10) million	—	—	—	22	22
Deferred cash flow hedges, net of tax of $4 million	—	—	—	(8)	(8)

Total comprehensive earnings					401
Adjustment recognized upon adoption of SFAS No. 158, net of tax of $(194) million	—	—	—	805	805
Issuance of capital stock — net of fees	6,743,500	153	—	—	153
Repurchase of common stock(1)	(9,743,500)	(209)	—	—	(209)
Share-based compensation expense	—	16	—	—	16
Sale of common stock under stock option plans	1,838,061	23	—	—	23
Issuance of common stock upon vesting of restricted stock units	120,729	—	—	—	—

Balance as of December 31, 2006	98,204,049	$1,126	$308	$963	$2,397
Comprehensive income (losses):
Net earnings	—	—	90	—	90
Foreign currency translation	—	—	—	202	202
Retirement obligations, net of deferred tax of $(140) million	—	—	—	463	463
Deferred cash flow hedges, net of tax of $1 million	—	—	—	(11)	(11)

Total comprehensive earnings	—	—	—	—	744
Share-based compensation expense	—	22	—	—	22
Sale of common stock under stock option plans	2,220,239	29	—	—	29
Issuance of common stock upon vesting of restricted stock units	205,207	—	—	—	—

Balance as of December 31, 2007	100,629,495	$1,177	$398	$1,617	$3,192
Comprehensive income (losses):
Net losses	—	—	(779)	—	(779)
SFAS No. 158 impact of change in measurement date	—	—	3	—	3
Foreign currency translation	—	—	—	(367)	(367)
Retirement obligations, net of deferred tax of $161 million	—	—	—	(804)	(804)
Deferred cash flow hedges, net of tax of $30 million	—	—	—	(137)	(137)

Total comprehensive earnings	—	—	—	—	(2,084)
Share-based compensation expense	—	20	—	—	20
Tax benefits on share-based compensation	—	3	—	—	3
Sale of common stock under stock option plans	266,254	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	277,020	—	—	—	—

Balance as of December 31, 2008	101,172,769	$1,200	$(378)	$309	$1,131

(1)	Repurchase of shares from an affiliate of Northrop Grumman Corporation (“Northrop”), which was considered a related party prior to this repurchase.

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements

1.	Description of Business

Description of Business

TRW Automotive Holdings Corp. (also referred to herein as the “Company”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and related aftermarkets. The Company conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). The Company is primarily a “Tier 1” supplier (a supplier which sells to OEMs). In 2008, approximately 86% of the Company’s end-customer sales were to major OEMs.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Summary of Significant Accounting Policies

Principles of Consolidation.  The Company’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as consolidation of variable interest entities in which the Company is designated as the primary beneficiary in accordance with Financial Accounting Standards Board Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” Investments in 20% to 50% owned affiliates, which are not required to be consolidated, are accounted for under the equity method and presented in other assets in the consolidated balance sheets. Equity in earnings from these investments is presented separately in the consolidated statements of earnings, net of tax. Intercompany accounts are eliminated.

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current year presentation. The Company has revised its consolidated statements of operations for the year ended December 31, 2006 to reclassify certain amounts previously reported within administrative and selling expenses to cost of sales. The Company has also reclassified certain items to trade accounts payable from other current liabilities in the consolidated balance sheet as of December 31, 2007.

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

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition.  Sales are recognized in accordance with the criteria outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that sales be recognized when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collection of related billings is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title and risk of loss under standard commercial terms (typically F.O.B. shipping point). In those limited instances where other terms are negotiated and agreed, revenue is recorded when title and risk of loss are transferred to the customer.

Earnings (Losses) per Share.  Basic earnings per share are calculated by dividing net earnings (losses) by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Weighted average shares outstanding used in calculating earnings per share were:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Weighted average shares outstanding	101.1	99.8	100.0
Effect of dilutive securities	—	3.0	3.1

Diluted shares outstanding	101.1	102.8	103.1

For the year ended December 31, 2008, 8.6 million securities were excluded from the calculation of diluted loss per share because the inclusion of any securities in the calculation would have been anti-dilutive due to the net loss. For the years ended December 31, 2007 and 2006, the calculation of diluted earnings per share excluded stock options of 2.4 million and 1.8 million, respectively, because the exercise prices of such options exceeded the average market price of the common shares for the respective period. The effect of including these options in the calculation of diluted earnings per share would have been anti-dilutive.

If the average market price of stock options exceeded the exercise price, the treasury stock method is used to determine the incremental number of shares to be included in the diluted earnings per share computation. The incremental number of shares is computed based on the issuance of common stock upon an assumed exercise of the stock options, less the hypothetical purchase of treasury stock utilizing proceeds the Company would receive from such exercise of the options.

Cash and Cash Equivalents.  Cash and cash equivalents include all highly liquid investments with remaining maturity dates of three months or less at time of purchase.

Accounts Receivable.  Receivables are stated at amounts estimated by management to be the net realizable value. An allowance for doubtful accounts is recorded when it is probable amounts will not be collected based on specific identification of customer circumstances or age of the receivable. The allowance for doubtful accounts was $37 million and $43 million as of December 31, 2008 and 2007, respectively. Accounts receivable are written off when it becomes apparent such amounts will not be collected. Collateral is not typically required, nor is interest charged on accounts receivable balances.

Accounts Receivable Securitization.  The accounts receivable securitization facility (the “Receivables Facility,” which is further described in Note 8) can be treated as a general financing agreement or as an off-balance sheet financing arrangement. Whether the funding and related receivables are shown as liabilities and assets, respectively, on the Company’s consolidated balance sheet, or conversely, are removed from the consolidated balance sheet, depends on the level of the fair value of the multi-seller conduits’ loans to the Borrower (as defined in Note 8). When such level is at least 10% of the fair value of all the Borrower’s assets (consisting principally of receivables sold by the sellers), the securitization transactions are accounted for as a sale of the receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and are removed from the balance sheet. Costs associated with

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

the Receivables Facility are recorded as accounts receivable securitization costs in the Company’s consolidated statements of earnings. The book value of the Company’s retained interest in the receivables approximates fair market value due to the current nature of the receivables. However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the Borrower’s assets, the Company consolidates the Borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on the Company’s consolidated balance.

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

Product Tooling.  Product tooling is tooling that is limited to the manufacture of a specific part or parts of the same basic design. Product tooling includes dies, patterns, molds and jigs. Customer-owned tooling for which reimbursement was contractually guaranteed by the customer is classified in other assets on the consolidated balance sheets. When contractually guaranteed charges are approved for billing to the customer, such charges are reclassified into accounts receivable. Customer-owned tooling for which the Company has a non-cancellable right to use the tooling is classified as property, plant and equipment on the consolidated balance sheet. Tooling owned by the Company is capitalized as property, plant and equipment, and amortized as cost of sales over its estimated economic life, not to exceed five years.

Pre-production Costs.  Pre-production engineering and research and development costs for which the customer does not contractually guarantee reimbursement are expensed as incurred.

Goodwill and Other Intangible Assets.  Goodwill and other indefinite-lived intangible assets are subject to impairment analysis annually or if an event occurs or circumstances indicate the carrying amount may be impaired. Goodwill impairment testing is performed at the reporting unit level. The fair value of each reporting unit is determined and compared to the carrying value. If the carrying value exceeds the fair value, then possible goodwill impairment may exist and further evaluation is required.

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

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

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

The following table presents the movement in the product warranty liability for the years ended December 31, 2008 and December 31, 2007:

	Years Ended December 31,
	2008	2007
	(Dollars in millions)

Beginning balance	$140	$133
Current period accruals, net of changes in estimates	38	47
Used for purposes intended	(56)	(52)
Effects of foreign currency translation	(14)	12

Ending balance	$108	$140

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

Research and Development.  Research and development programs include research and development for commercial products. Costs for such programs are expensed as incurred. Any reimbursements received from customers are netted against such expenses. Research and development expenses were $206 million, $187 million, and $168 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

is recognized to reduce the deferred tax assets to the amount management believes is more likely than not to be realized.

Financial Instruments.  The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, in accounting for financial instruments. Under SFAS No. 133, the gain or loss on derivative instruments that have been designated and qualify as hedges of the exposure to changes in the fair value of an asset or a liability, as well as the offsetting gain or loss on the hedged item, are recognized in net earnings during the period of the change in fair values. For derivative instruments that have been designated and qualify as hedges of the exposure to variability in expected future cash flows, the gain or loss on the derivative is initially reported as a component of other comprehensive earnings and reclassified to the consolidated statement of operations when the hedged transaction affects net earnings. Any gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in net earnings/(losses) during the period of change. Derivatives not designated as hedges are adjusted to fair value through net earnings/(losses).

Share-based Compensation.  The Company recognizes compensation expense related to stock options and restricted stock units using the straight-line method over the applicable service period, in accordance with SFAS No. 123 (revised 2004), “Share-Based Payments.”

Accumulated Other Comprehensive Earnings.  As of December 31, 2008 and 2007, the components of accumulated other comprehensive earnings, net of related tax, are as follows:

	As of December 31,
	2008	2007
	(Dollars in millions)

Foreign currency translation, net	$20	$387
Retirement obligations, net	430	1,234
Unrealized net losses on cash flow hedges, net	(141)	(4)

Accumulated other comprehensive earnings	$309	$1,617

Recently Issued Accounting Pronouncements.  In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 provides enhanced disclosures with regard to assets held by postretirement plans, including how investment allocations are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using Level 3 inputs, as defined in SFAS No. 157, “Fair Value Measurements,” and an understanding of significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, with early application permitted. FSP FAS 132(R)-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP FAS 140-4 and FIN 46(R)-8 requires public entities to provide additional disclosures about transfers of financial assets. FSP FAS 140-4 and FIN 46(R)-8 also amend FIN 46(R), “Consolidation of Variable Interest Entities,” to require public entities, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 also require certain disclosures of a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“QSPE”) that holds a variable interest in the QSPE but was not the transferor of assets to the QSPE and (b) a servicer of a QSPE that holds a significant variable interest in the QSPE, but was not the transferor of assets to the QSPE. FSP FAS 140-4 and FIN 46(R)-8 are effective for the first reporting period, interim or annual, ending after December 15, 2008, with

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

earlier application encouraged. FSP FAS 140-4 and FIN 46(R)-8 has not had a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest (also known as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This standard requires the recognition of a noncontrolling interest as equity, while income attributable to the noncontrolling interest will be included in consolidated net income of the parent. In addition, changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation of the subsidiary are equity transactions, while the parent recognizes a gain or loss when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years, and interim periods, beginning on or after December 15, 2008. Adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the recognition of all the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value with limited exceptions. SFAS No. 141(R) requires that acquisition costs and restructuring costs associated with a business combination be expensed as incurred. This standard also requires that in-process research and development be recorded on the balance sheet at fair value as an indefinite-lived intangible asset at the acquisition date. In addition, under SFAS No. 141(R), changes in an acquired entity’s valuation allowance on deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations where the acquisition date occurs in or after the first fiscal year beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired uncertain tax positions. Adjustments made to valuation allowances and acquired uncertain tax positions associated with acquisitions closed prior to the effective date of this statement must also apply the provisions of SFAS No. 141(R). In connection with the Acquisition and subsequent acquisitions, certain deferred tax assets were recorded and a valuation allowance was

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

recorded on approximately $190 million of the purchased deferred tax assets. Upon the implementation of SFAS No. 141(R), any reduction in these valuation allowances will be recorded as a reduction to income tax expense.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The Company adopted SFAS No. 157, effective January 1, 2008, for financial assets and financial liabilities, and other items recognized or disclosed in the consolidated financial statements on a recurring basis. See Note 12. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year, to fiscal years, and interim periods, beginning on or after November 15, 2008. The Company has delayed recognizing the fair value of its nonfinancial assets and nonfinancial liabilities within the scope of SFAS No. 157 until January 1, 2009, as allowed by FSP FAS 157-2. The Company has not completed its analysis of the potential impact of the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on the Company’s consolidated financial statements. On October 3, 2008, Congress signed into law the Emergency Economic Stabilization Act of 2008 (the “Act”). The Act authorizes the SEC to suspend mark-to-market accounting for any issuer or for any class or category of transaction if the SEC determines it is necessary or is in the public interest or is consistent with the protection of investors. The SEC has recommended that mark-to-market accounting should not be suspended and, as such, the Act is not expected to have a material impact on us.

3.	Asset Sales

During 2007, the Company completed various sale-leaseback transactions involving certain machinery and equipment related to North American operations of the Chassis Systems segment. The Company received aggregate cash proceeds on sales of approximately $28 million.

4.	Inventories

The major classes of inventory are as follows:

	As of
	December 31,
	2008	2007
	(Dollars in millions)

Finished products and work in process	$348	$412
Raw materials and supplies	346	410

Total inventories	$694	$822

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

5.  Property, Plant and Equipment

The major classes of property, plant and equipment are as follows:

	As of December 31,
	2008	2007
	(Dollars in millions)

Property, plant and equipment:
Land and improvements	$211	$227
Buildings	743	779
Machinery and equipment	4,135	4,174
Computers and capitalized software	82	64

	5,171	5,244
Accumulated depreciation and amortization:
Land improvements	(9)	(7)
Buildings	(278)	(233)
Machinery and equipment	(2,298)	(2,047)
Computers and capitalized software	(68)	(47)

	(2,653)	(2,334)

Total property, plant and equipment — net	$2,518	$2,910

Depreciation expense was $545 million, $521 million, and $482 million for the years ended December 31, 2008, 2007 and 2006, respectively.

6.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components
	Segment	Segment	Segment	Total
	(Dollars in millions)

Balance as of December 31, 2006	$866	$949	$460	$2,275
Purchase price adjustments — pre-acquisition	(26)	(6)	(2)	(34)
Acquisitions and purchase price adjustments	8	(17)	—	(9)
Effects of foreign currency translation	—	11	—	11

Balance as of December 31, 2007	$848	$937	$458	$2,243
Purchase price adjustments — pre-acquisition	(14)	—	—	(14)
Acquisition and purchase price adjustments	(1)	2	—	1
Goodwill impairment	—	—	(458)	(458)
Effects of foreign currency translation	(2)	(5)	—	(7)

Balance as of December 31, 2008	$831	$934	$—	$1,765

Purchase Price Adjustments — Pre-Acquisition.  The pre-acquisition purchase price adjustments for the periods ended December 31, 2008 and 2007 represents $14 million and $7 million, respectively, of adjustments related to various tax matters for periods prior to the February 2003 acquisition of the Company and was recorded in accordance

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

with EITF Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.” In addition, during 2007, the Company recorded a $27 million adjustment, net of tax, relating to reducing the UK pension benefit obligation original purchase price allocation for the February 2003 acquisition of the Company.

Acquisitions and Purchase Price Adjustments.  During the year ended December 31, 2007, the Company completed an acquisition in its Chassis Systems segment which was not material to the Company’s financial position. In conjunction with this acquisition, the Company recorded goodwill of approximately $8 million, which in accordance with SFAS No. 141, was subject to adjustment while the Company finalized its purchase price allocation. In addition, a $1 million purchase price adjustment was recorded to finalize the Company’s purchase price allocation for this acquisition.

The Company completed its acquisition of a 68.4% interest in Dalphimetal on October 27, 2005. In conjunction with this acquisition, the Company initially recorded $71 million of goodwill in 2005. During the year ended December 31, 2006, the Company increased goodwill by approximately $20 million related to final purchase price adjustments.

During 2006, the Company increased its interest in Dalphimetal to 78.4%. During the year ended December 31, 2007, the Company reduced goodwill in its Occupant Safety Systems segment by $17 million in conjunction with final purchase price adjustments for this Dalphimetal step acquisition.

Impairment Charge.  The Company performed its annual impairment analysis of goodwill and other indefinite-lived intangible assets on October 31, 2008. Goodwill impairment testing is performed at the reporting unit level. The fair value of each reporting unit is determined and compared to the carrying value. If the carrying value exceeds the fair value, then possible goodwill impairment may exist and further evaluation is required. Indefinite-lived intangible assets are tested for impairment by comparing the fair value to the carrying value. If the carrying value exceeds the fair value, the asset is adjusted to fair value.

In contemplation of its annual impairment analysis, the Company noted a material decline in the Company’s market capitalization and its disparity with book value, coupled with adverse changes in industry and economic conditions. As a result of these impairment indicators, the Company concluded that there was a potential impairment of its long-lived assets and definite-lived intangible assets. These impairment tests were performed before the goodwill impairment test, and impairment losses related to long-lived assets and definite-lived intangible assets of $51 million and $329 million, respectively, were recognized prior to goodwill being tested for impairment. The Company then tested goodwill for impairment and determined the carrying value of three reporting units, all within the Automotive Components segment, exceeded their fair value. Accordingly, as part of the second step of the goodwill impairment test, it was concluded that the carrying amount of the reporting units’ goodwill exceeded the implied fair value of that goodwill and an impairment loss of $458 million was recognized. The Company also tested indefinite-lived intangible assets for impairment and concluded that these assets were not impaired.

In addition, the Company performed an additional impairment analysis of goodwill and other indefinite-lived intangible assets as of December 31, 2008 due to an additional decline in the Company’s market capitalization and further changes in industry and economic conditions. The Company also assessed the potential impairment of long-lived assets and definite-lived intangible assets at that time. As a result of these tests, no additional impairments of goodwill and intangible assets were recorded.

Intangible assets

In accordance with SFAS No. 144, the Company reviews its definite-lived intangible assets for impairment when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows to be generated by those assets are less than their carrying value. If the undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. The Company reviews its indefinite-lived intangible assets, other than goodwill, for impairment on at least an annual basis, or when events and circumstances

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

indicate that the assets may be impaired, by comparing the estimated fair values to the carrying values. If the carrying value exceeds the estimated fair value, the asset is written down to its estimated fair value.

As previously noted, the Company tested indefinite-lived intangible assets for impairment and concluded that these assets were not impaired. The Company also tested its definite-lived intangible assets for impairment before testing for goodwill impairment on October 31, 2008, and again on December 31, 2008. As a result of these tests, the Company recorded an impairment loss of $329 million in conjunction with the October 31, 2008 test. The Company concluded that there was no additional impairment as of December 31, 2008.

As a result of the triggering event identified on October 31, 2008, the Company re-evaluated the amortization of the customer relationship, in accordance with SFAS No. 144. Based on its evaluation of the circumstances that led to the triggering event, and the current condition of the automotive industry, the Company concluded that the remaining useful life of its customer relationships was 5 years.

The following table reflects intangible assets and related amortization:

	As of			As of
	December 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$67	$(14)	$53	$500	$(114)	$386
Developed technology and other intangible assets	87	(60)	27	81	(50)	31
Non-compete agreements	1	(1)	—	1	—	1

Total	155	$(75)	80	582	$(164)	418

Indefinite-lived intangible assets:
Trademarks	293		293	292		292

Total	$448		$373	$874		$710

During the years ended December 31, 2008 and December 31, 2007, the Company completed acquisitions in its Chassis Systems segment. In conjunction with these acquisitions, the Company recorded customer relationship intangible assets of approximately $19 million and $4 million, respectively.

The weighted average amortization periods for intangible assets subject to amortization are as follows:

Weighted Average
Amortization Period

Customer relationships	5 years
Developed technology and other intangible assets	8 years
Non-compete agreements	5 years

The Company expects that ongoing amortization expense will approximate the following over the next five years:

Years Ended December 31,	(Dollars in millions)

2009	$21
2010	21
2011	13
2012	11
2013	9

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

7.	Other Income — Net

The following table provides details of other income — net:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Provision for bad debts	$8	$—	$9
Net gains on sales of assets	(5)	(20)	(7)
Foreign currency exchange losses	37	17	6
Royalty and grant income	(23)	(28)	(24)
Miscellaneous other income	(17)	(9)	(11)

Other income — net	$—	$(40)	$(27)

8.	Accounts Receivable Securitization

United States Facility.  The United States receivables facility, as amended (the “Receivables Facility”), extends until December 2009 and provides up to $209 million in funding from commercial paper conduits sponsored by commercial lenders, based on availability of eligible receivables and other customary factors. The Receivables Facility is subject to earlier termination under certain circumstances, including a default ratio of eligible receivables in excess of an established threshold, which could be triggered by the bankruptcy of one or more of the Company’s customers that are included in this facility.

The Receivables Facility provides the Company with a flexible source of cost efficient liquidity. The Company periodically uses the Receivables Facility to manage its daily cash requirements. As more fully described below, the Company’s receivables that originate in the United States are used as collateral to support funding from the Receivables Facility.

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

The Sellers act as servicing agents under the servicing agreement, and continue to service the Receivables for which they receive a monthly servicing fee at a rate of 1% per annum of the average daily outstanding balance of Receivables. The usage fee under the Receivables Facility is 0.85% of outstanding borrowings. In addition, the Company is required to pay a fee of 0.40% on the unused portion of the Receivables Facility. Both the usage fee and the fee on the unused portion of the Receivables Facility are subject to a leverage-based grid. These rates are per annum and payments of these fees are made to the lenders monthly.

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

The Receivables Facility can be treated as a general financing agreement or as an off-balance sheet financing arrangement. Whether the funding and Receivables are shown as liabilities and assets, respectively, on the Company’s consolidated balance sheet, or, conversely, are removed from the consolidated balance sheet depends on the level of fair value of the multi-seller conduits’ loans to the Borrower. When such level is at least 10% of the fair value of all of the Borrower’s assets (consisting principally of Receivables sold by the Sellers), the Borrower is considered a qualifying special purpose entity under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities;” and its financial statements are not included in the Company’s consolidated financial statements. Costs associated with the Receivables Facility are recorded as accounts receivable securitization costs in the Company’s consolidated statement of earnings. The proceeds received net of repayments disbursed are included in cash flows from operating activities in the consolidated statement of cash flows. Proceeds received less repayments disbursed on the Receivables Facility were zero in the year ended December 31, 2008.

At such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the Borrower’s assets, the Company is required to include the financial statements of the Borrower in the Company’s consolidated financial statements. The Company had no outstanding borrowings under the Receivables Facility as of December 31, 2008 and December 31, 2007. As such, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the Borrower’s assets and, therefore, the financial statements of the Borrower were included in the Company’s consolidated financial statements as of December 31, 2008 and 2007.

Availability of funding under the Receivables Facility depends primarily upon the outstanding trade accounts receivable balance, and is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). As of December 31, 2008, based on the terms of the Receivables Facility, approximately $110 million of the Company’s reported accounts receivable were considered eligible to support borrowings under the Receivables Facility, of which approximately $77 million was available for funding.

Other Receivables Facilities.  In addition to the Receivables Facility described above, certain of the Company’s European subsidiaries have entered into receivables financing arrangements. The Company has up to €75 million available until January 2010 through an arrangement involving a wholly-owned special purpose vehicle, which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. The Company has £25 million available through April 2009 through a receivables financing arrangement in the United Kingdom, which provides for the sale of trade receivables from the Company’s United Kingdom affiliates directly to a United Kingdom bank. The Company has a factoring arrangement in France which provides for availability of up to €80 million until July 2009. This arrangement involves a wholly-owned special purpose vehicle, which purchases trade receivables from its French affiliates and sells those trade receivables to a French bank. All European arrangements are renewable for one year at the end of their respective terms, if not terminated. As of December 31, 2008, approximately €97 million and £25 million were available for funding under the Company’s European receivables facilities. There were no outstanding borrowings under any of these facilities as of December 31, 2008 and December 31, 2007.

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

9.	Income Taxes

Income tax expense for each of the periods presented is determined in accordance with SFAS No. 109.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)

The components of (losses) earnings before income taxes are as follows:
U.S	$(852)	$(231)	$(17)
Non-U.S	199	476	359

	$(653)	$245	$342

Significant components of the provision for income taxes are as follows:
Current
U.S. Federal	$(1)	$1	$—
Non-U.S	114	153	142
U.S. State and Local	1	—	1

	114	154	143
Deferred
U.S. Federal	1	(3)	—
Non-U.S	11	4	23
U.S. State and Local	—	—	—

	12	1	23

	$126	$155	$166

The reconciliation of income taxes calculated at the U.S. Federal statutory income tax rate of 35% to income tax expense is:
Income taxes at U.S. statutory rate	$(229)	$86	$120
U.S. state and local income taxes net of U.S. federal tax benefit	1	—	1
Difference in income tax on foreign earnings, losses and remittances	14	14	15
Tax holidays and incentives	(13)	(23)	(13)
Valuation allowance	350	90	74
Foreign interest expense	—	—	(32)
Intraperiod tax allocation from other comprehensive earnings	(2)	(11)	—
Nondeductible expenses	3	3	5
Other	2	(4)	(4)

	$126	$155	$166

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as other comprehensive earnings. An exception is provided when there is aggregate pre-tax income from other categories and there is a pre-tax loss from continuing operations in the current year in a jurisdiction where a valuation allowance has been established against deferred tax assets. In such an instance, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings. As a result of this exception, other comprehensive earnings was partially offset by certain pre-tax losses from continuing operations resulting in a reduction of the current year valuation allowance and a benefit allocated to income tax expense from continuing

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

operations in the amount of $2 million and $11 million for the years ended December 31, 2008 and December 31, 2007, respectively.

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial statement purposes. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of the deferred tax assets and liabilities follows:

	December 31,
	2008	2007
	(Dollars in millions)

Deferred tax assets:
Pensions and postretirement benefits other than pensions	$192	$113
Inventory	39	45
Reserves and accruals	255	253
Net operating loss and credit carryforwards	797	801
Fixed assets and intangibles	54	61
Other	104	101

Total deferred tax assets	1,441	1,374
Valuation allowance for deferred tax assets	(878)	(441)

Net deferred tax assets	563	933

Deferred tax liabilities:
Pensions and postretirement benefits other than pensions	(228)	(544)
Fixed assets and intangibles	(196)	(303)
Undistributed earnings of foreign subsidiaries	(25)	(63)
Deferred gain	(73)	(100)
Other	(98)	(160)

Total deferred tax liabilities	(620)	(1,170)

Net deferred taxes	$(57)	$(237)

As of December 31, 2008 and 2007, the Company had deferred tax assets from domestic and foreign net operating loss and tax credit carryforwards of approximately $797 million and $801 million, respectively. Approximately $209 million of the deferred tax assets at December 31, 2008 relate to net operating loss carryforwards or tax credits that can be carried forward indefinitely with the remainder expiring between 2009 and 2028.

The Company has provided deferred income taxes for the estimated U.S. federal income tax, foreign income tax, and applicable withholding tax effects of earnings of subsidiaries expected to be distributed to the Company. Deferred income taxes have not been provided on approximately $2.4 billion of undistributed earnings of certain foreign subsidiaries as such amounts are considered to be permanently reinvested. It is not practical to estimate the additional income tax and applicable withholding tax that would be payable on the remittance of such undistributed earnings.

In connection with the acquisition of the Company and subsequent acquisitions, certain deferred tax assets were recorded as a part of purchase accounting. A valuation allowance is recorded on approximately $190 million of these purchased deferred tax assets. To the extent any of the purchased deferred tax assets are recognized through December 31, 2008, the reversal of the related valuation allowance is recorded as a reduction of goodwill recorded in connection with the acquisitions. SFAS No. 141(R) amends the current guidance upon its effective date

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

(January 1, 2009 for the Company) such that any reduction in the valuation allowance established against the pre-acquisition deferred tax asset will be recorded as a reduction to income tax expense.

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

The Company evaluated the potential realization of deferred tax assets for foreign locations on a jurisdiction-by-jurisdiction basis. In jurisdictions where management believes it is more likely than not that the foreign deferred tax asset may not be realized in the future, the Company recorded a valuation allowance against the foreign net deferred tax asset. During 2008, the Company recorded a net tax charge of $15 million resulting from changes in assessments regarding the potential realization of deferred tax assets, consisting of a tax expense of $22 million in recording a valuation allowance against the net deferred tax assets of a Polish subsidiary, net of a $7 million tax benefit from the reversal of a valuation allowance against certain net deferred tax assets of a Spanish subsidiary.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”) as of January 1, 2007. As a result of the adoption of FIN 48, the Company recognized no material adjustment to retained earnings relating to unrecognized tax benefits.

At December 31, 2008 and December 31, 2007, the Company had $213 million and $257 million of gross unrecognized tax benefits, respectively. In addition, at December 31, 2008 and December 31, 2007, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $108 million and $93 million, respectively. The gross unrecognized tax benefits differ from the amount that would affect the effective tax rate due to the impact of valuation allowances, foreign country offsets relating to transfer pricing adjustments, and resolutions relating to purchase business combinations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2008	2007
	(Dollars in millions)

Balance, January 1,	$257	$310
Additions based on tax positions related to the current year	2	15
Additions for tax positions of prior years	27	2
Reductions for tax positions of prior years	(37)	(17)
Reductions for settlements	(14)	(70)
Reductions due to lapse in statute of limitations	(6)	(7)
Change attributable to foreign currency translation	(16)	24

Balance, December 31,	$213	$257

The Company operates globally but considers its significant tax jurisdictions to include the United States, Germany, Brazil, Czech Republic, Spain and the United Kingdom. Generally, the Company has years open to tax examination in significant tax jurisdictions from 2003 forward, with the exception of Germany which has open tax years from 2001 forward. The income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. It is possible that some or all of these examinations will conclude within the next 12 months. It is

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

not possible at this point in time, however, to estimate whether the outcome of any examination will result in a significant change in the Company’s gross unrecognized tax benefits.

The Company classifies all interest and penalties as income tax expense. At December 31, 2008 and December 31, 2007, accrued interest and penalties related to unrecognized tax benefits was $33 million and $31 million, respectively. Tax expense for the year ended December 31, 2008 and December 31, 2007 includes net interest and penalties of $2 million and $3 million, respectively, on unrecognized tax benefits for prior years.

Northrop Indemnifications.  As of December 31, 2008, the Company had recorded certain receivables from Northrop as a result of the indemnification provisions included in the master purchase agreement between Northrop and an affiliate of the Blackstone Group, L.P. (“Blackstone”) relating to the Acquisition. Under the master purchase agreement, the Company agreed to cap its liability at $67 million for certain tax liabilities and losses that are attributable to pre-Acquisition periods. Payments that are made by the Company with respect to such tax liabilities that are in excess of this cap are reimbursed to the Company by Northrop. In 2007, the Company met its obligation under the cap and as a result received reimbursements of approximately $6 million and $89 million in 2008 and 2007, respectively, from Northrop for covered liabilities that were paid by the Company.

10.	Pension Plans

The Company adopted the recognition provisions of SFAS No. 158 as of December 31, 2006, and adopted the measurement date provisions effective January 1, 2008 using the one-measurement approach. As a result, in 2008 the Company changed the measurement date for its pension and other postretirement plans from October 31 to its year end date of December 31. Under the one-measurement approach, net periodic benefit cost of the Company for the period between October 31, 2007 and December 31, 2008 is being allocated proportionately between amounts recognized as an adjustment of retained earnings at January 1, 2008, and net periodic benefit cost for the year ending December 31, 2008. Other changes in the fair value of plan assets and benefit obligations (for example, gains or losses) between October 31, 2007 and December 31, 2008, were recognized in accumulated other comprehensive earnings as of December 31, 2008. In adopting the measurement date provisions of SFAS No. 158, the Company recorded adjustments for its pension and other postretirement plans increasing retained earnings by $3 million and decreasing other comprehensive earnings by $6 million, net of taxes, in 2008.

Substantially all employees of the Company and its subsidiaries participate in the Company’s defined benefit plans or retirement/termination indemnity plans. The financial statements reflect the pension assets and liabilities related to the active, deferred vested and retired Company-designated employees in the Company’s plans based upon a measurement date of December 31.

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for the years ended December 31, 2008 and December 31, 2007 and a statement of the funded status as of December 31, 2008 and 2007, based on the measurement dates of December 31, 2008 and October 31, 2007.

	2008			2007
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Total accumulated benefit obligation	$1,058	$3,541	$619	$1,083	$5,474	$753

Change in benefit obligation:
Benefit obligations at beginning of period	$1,088	$5,685	$805	$1,147	$5,816	$768
Service and interest cost during gap period	13	59	10	—	—	—
Gap period benefit payments and contributions	(11)	(56)	(4)	—	—	—
Service cost	18	32	20	21	45	22
Interest cost	63	294	41	64	287	37
Amendments	9	—	2	—	—	(5)
Actuarial gains	(27)	(666)	(60)	(63)	(238)	(59)
Foreign currency exchange rate changes	—	(1,378)	(81)	—	104	98
Curtailment / settlement gains	(7)	—	(1)	—	—	(1)
Plan participant contributions	—	4	—	—	5	—
Benefits paid	(80)	(323)	(73)	(81)	(334)	(55)

Benefit obligation at the measurement date	1,066	3,651	659	1,088	5,685	805

Change in plan assets:
Fair value of plan assets at beginning of period	1,062	7,127	320	944	6,768	248
Experience during gap period	(37)	(68)	—	—	—	—
Gap period benefit payments and contributions	(11)	(56)	(4)	—	—	—
Actual return on plan assets, less plan expense	(263)	(546)	(50)	146	570	21
Foreign currency exchange rate changes	—	(1,689)	(47)	—	118	47
Company contributions	37	—	75	53	—	59
Plan participant contributions	—	4	—	—	5	—
Plan settlements	(3)	—	—	—	—	—
Benefits paid	(80)	(323)	(73)	(81)	(334)	(55)

Fair value of plan assets at the measurement date	705	4,449	221	1,062	7,127	320

Funded status of the plan	(361)	798	(438)	(26)	1,442	(485)
Company contributions and benefit payments made between measurement date and disclosure date	—	—	—	—	—	9
Funded status at December 31, 2008	$(361)	$798	$(438)	$(26)	$1,442	$(476)

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2008 and 2007:

	2008			2007
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Non-current assets	$—	$799	$2	$9	$1,442	$10
Current liabilities	(1)	—	(23)	—	—	(24)
Non-current liabilities	(360)	(1)	(417)	(35)	—	(462)

Net amount recognized	$(361)	$798	$(438)	$(26)	$1,442	$(476)

The pre-tax amounts recognized in accumulated other comprehensive earnings (losses) consist of:

	2008			2007
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Prior service benefit (cost)	$45	$—	$(7)	$69	$—	$(7)
Net actuarial gain (loss)	(144)	457	(21)	233	1,053	(22)

Accumulated other comprehensive earnings (loss)	$(99)	$457	$(28)	$302	$1,053	$(29)

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2008		2007
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Projected benefit obligation	$1,066	$637	$1,047	$533
Accumulated benefit obligation	1,058	597	1,043	482
Fair value of assets	705	196	1,012	43

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

The following table provides the components of net pension cost (income) and other amounts recognized in other comprehensive earnings for the Company’s defined benefit pension plans and defined contribution plans for the years ended December 31, 2008 and 2007, and the components of net pension cost (income) for the Company’s plans for years ended December 31, 2008, 2007 and 2006:

	2008			2007			2006
			Rest of			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World	U.S.	U.K.	World
				(Dollars in millions)

Net pension cost (income)
Defined benefit plans:
Service cost	$18	$32	$20	$21	$45	$22	$24	$43	$24
Interest cost on projected benefit obligations	63	294	41	64	287	37	65	255	34
Expected return on plan assets	(83)	(387)	(19)	(74)	(390)	(17)	(66)	(335)	(14)
Curtailment/Settlement (gain) loss	(1)	—	—	—	—	(3)	—	—	—
Amortization of prior service (benefit) cost	(9)	—	1	(9)	—	1	(2)	—	1
Amortization of net (gain) loss	(5)	—	—	(2)	—	2	—	—	3

Defined benefit plans	(17)	(61)	43	—	(58)	42	21	(37)	48
Defined contribution plans	13	—	13	13	—	16	11	—	11

Net pension cost (income)	$(4)	$(61)	$56	$13	$(58)	$58	$32	$(37)	$59

Other changes in plan assets and benefit obligations recognized in other comprehensive earnings
Other comprehensive income	$—	$—	$—	$—	$—	$—	$(4)	$—	$(28)
Prior service benefit	15	—	1	(6)	—	(3)	—	—	—
Net actuarial loss (gain)	372	596	(1)	(129)	(390)	(54)	—	—	—
Amortization of prior service benefit (cost)	9	—	(1)	9	—	(1)	—	—	—
Amortization of net gain (loss)	5	—	—	2	—	(2)	—	—	—

Total recognized in other comprehensive earnings	401	596	(1)	(124)	(390)	(60)	(4)	—	(28)

Total recognized net pension (income) cost and other comprehensive (income) loss	$397	$535	$55	$(111)	$(448)	$(2)	$28	$(37)	$31

The estimated amounts that will be amortized from accumulated other comprehensive earnings over the next fiscal year are as follows:

	Year Ending
	December 31, 2009
			Rest of
	U.S.	U.K.	World
	(Dollars in millions)

Prior service benefit (cost)	$6	$—	$(1)
Net gain	3	26	1

Total	$9	$26	$—

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

Plan Assumptions.  The weighted-average assumptions used to calculate the benefit obligations were:

	2008			2007
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

Discount rate	6.25%	6.50%	6.22%	6.00%	5.75%	5.35%
Rate of increase in compensation levels	4.00%	3.75%	2.84%	4.00%	3.75%	2.90%

The weighted-average assumptions used to determine net periodic benefit cost were:

	Years Ended December 31,
	2008			2007			2006
			Rest			Rest			Rest
			of			of			of
	U.S.	U.K.	World	U.S.	U.K.	World	U.S.	U.K.	World

Discount rate	6.00%	5.75%	5.35%	5.75%	5.00%	4.72%	5.50%	5.00%	4.51%
Expected long-term return on plan assets	8.50%	6.75%	6.73%	8.50%	6.75%	6.69%	8.50%	6.75%	6.67%
Rate of increase in compensation levels	4.00%	3.75%	2.90%	4.00%	3.75%	3.09%	4.00%	3.75%	3.09%

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

Plan Assets.  The U.S. and U.K. plan assets represent approximately 96% of the total plan assets of defined benefit plans. All remaining assets are deemed immaterial. The Company’s U.S. and U.K. weighted-average asset allocations and corresponding targets as of the measurement date by asset category are as follows:

	2008		2007
	Actual		Actual		Target*
Asset Category	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.

Equity	57%	46%	70%	49%	70%	50%
Equity call options	—	1%	—	1%	—	1%
Fixed income	41%	12%	27%	7%	30%	12%
Real estate	—	7%	—	6%	—	8%
Cash and other	2%	34%	3%	37%	—	29%

Total	100%	100%	100%	100%	100%	100%

*	At 2008 measurement date

The goals and investment objectives of the asset strategy are to ensure that there is an adequate level of assets to meet benefit obligations to participants and retirees over the life of the participants and maintain liquidity in the plan’s assets sufficient to cover current benefit obligations. Risk is managed by investing in a broad range of asset classes and, within those asset classes, a broad range of individual securities. There are no equity securities of the Company in the equity asset category.

In 2007, the Pension Trustees for the U.K. pension plan approved a phased realignment of its existing investment policy in order to reduce the volatility in the investment performance and the risk of decreasing the surplus in the plan. This realignment provides for a gradual reduction in equities, an immediate reduction of government fixed income securities with corresponding increases to corporate fixed income securities (reported in “cash and other”), equity call options (which are intended to provide notional exposures to underlying equities), and investments in other assets which are expected to change in value in line with changes in the pension liability caused

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

by changes in interest and inflation referred to as a liability driven investment policy. The realigned asset portfolio is expected to yield a similar long-term return as compared to the previous asset portfolio.

Contributions.  In 2009, the Company expects to contribute approximately $42 million to U.S. pension plans and approximately $43 million to non-U.S. pension plans.

Expected Future Pension Benefit Payments.  The following pension benefit payments, which reflect current obligations and expected future service, as appropriate, are expected to be paid from the underlying plans to the participants:

	U.S.	U.K.	Rest of World

2009	$68	$238	$42
2010	89	242	41
2011	70	249	43
2012	70	245	44
2013	82	249	45
2014 — 2018	369	1,292	240

Other Benefits.  The Company also sponsors qualified defined contribution pension plans covering employees at certain operations and an unfunded non-qualified defined contribution plan for a select group of highly compensated employees. These plans allow participants to defer compensation, and generally provide employer matching contributions.

Restructuring Curtailments.  For the year ended 2008, the Company recorded curtailment gains as a result of the headcount reductions that were undertaken during 2008, and the corresponding reduction of pension benefit obligations to those employees. Such curtailments are reflected in restructuring charges in the accompanying consolidated statement of operations.

Pension Protection Act of 2006.  In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. Beginning in 2008, the Act replaces prevailing statutory minimum funding requirements, and will generally require contributions to the Company’s U.S. defined benefit pension plans in amounts necessary to fund the cost of currently-accruing benefits, and to fully-fund any unfunded accrued benefits over a period of seven years. In the long term, this law is not expected to materially change aggregate contributions required to be made to U.S. pension plans, although such contributions may vary on a year to year basis from what otherwise would have been required. The extent of such variations is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

11.	Postretirement Benefits Other Than Pensions (“OPEB”)

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

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of the changes in the plans’ benefit obligation and fair value of assets during the years ended December 31, 2008 and December 31, 2007, and a statement of the funded status of the programs as of December 31, 2008 and 2007 at the measurement dates of December 31, 2008 and October 31, 2007:

	2008		2007
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Change in benefit obligation:
Benefit obligation at beginning of period	$492	$160	$576	$138
Service and interest cost during gap period	5	2	—	—
Service cost	1	1	2	1
Interest cost	31	8	31	7
Actuarial (gain) loss	(30)	(17)	(25)	—
Foreign currency exchange rate changes	—	(30)	—	23
Curtailments	—	—	(1)	—
Plan amendments	(18)	(1)	(22)	—
Settlements	(6)	—	(18)	—
Plan participant contributions	5	—	5	—
Benefits paid	(60)	(11)	(56)	(9)

Benefit obligation at the measurement date	420	112	492	160
Change in plan assets:
Fair value of plan assets at beginning of period	—	—	—	—
Company contributions	58	11	58	9
Plan participant contributions	5	—	5	—
Settlements	(3)	—	(7)	—
Benefits paid	(60)	(11)	(56)	(9)

Fair value of plan assets at measurement date	—	—	—	—

Funded status of the plan	(420)	(112)	(492)	(160)
Company contributions and benefit payments made between measurement date and disclosure date	—	—	8	1
Reduction in obligation recognized between measurement date and disclosure date for retiree buyouts	—	—	1	—

Funded status at December 31,	$(420)	$(112)	$(483)	$(159)

The following table provides the amounts recognized in the consolidated balance sheet as of December 31, 2008 and 2007:

	2008		2007
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Current liabilities	$(39)	$(7)	$(42)	$(9)
Long-term liabilities	(381)	(105)	(441)	(150)

Total recognized	$(420)	$(112)	$(483)	$(159)

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

The pre-tax amounts recognized in accumulated other comprehensive earnings consist of:

	2008		2007
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Prior service benefit	$136	$34	$136	$48
Net actuarial gain (loss)	93	(8)	68	(29)

Accumulated other comprehensive earnings	$229	$26	$204	$19

The following table provides the components of net postretirement benefit cost and other amounts recognized in other comprehensive earnings for the plans for the years ended December 31, 2008 and 2007, and the components of net postretirement benefit cost for the plans for the year ended December 31, 2006.

	2008		2007		2006
		Rest of		Rest of		Rest of
	U.S.	World	U.S.	World	U.S.	World

Postretirement cost:
Service cost	$1	$1	$2	$1	$4	$2
Interest cost	31	8	31	7	33	9
Settlements	(3)	—	(8)	—	(12)	(2)
Amortization of prior service benefit	(12)	(5)	(15)	(5)	(9)	(3)
Amortization of net (gain) loss	(4)	1	(3)	1	(6)	1

Net postretirement benefit cost	$13	$5	$7	$4	$10	$7

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	(29)	(21)	(28)	6	—	—
Prior service benefit	(12)	10	(21)	(8)	—	—
Amortization of prior service benefit	12	5	15	5	—	—
Amortization of net gain (loss)	4	(1)	3	(1)	—	—

Total recognized in other comprehensive (earnings) loss	$(25)	$(7)	$(31)	$2	$—	$—

Total recognized in net postretirement benefit cost and other comprehensive (earnings) loss	$(12)	$(2)	$(24)	$6	$10	$7

The estimated amounts that will be amortized from accumulated other comprehensive earnings over the next fiscal year are as follows:

	Year Ending
	December 31, 2009
		Rest of
	U.S.	World
	(Dollars in millions)

Prior service benefit	$(14)	$(4)
Net actuarial gain (loss)	(7)	—

Total	$(21)	$(4)

Curtailments and Settlements.  The Company recorded curtailment gains during the years ended December 31, 2008 and 2006 as a result of headcount reductions that were undertaking during 2008 and 2006,

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

and the corresponding reduction of retiree medical benefit obligations to those employees. Such curtailments are reflected in restructuring charges in the accompanying consolidated statements of operations.

During the years ended December 31, 2008, 2007 and 2006, the Company recorded settlement gains of approximately $3 million, $8 million and $14 million related to retiree buyouts.

Plan Assumptions.  The weighted-average discount rate assumptions used to determine net postretirement benefit cost were:

	2008		2007		2006
		Rest of		Rest of		Rest of
	U.S.	World	U.S.	World	U.S.	World

Discount rate	6.00%	5.50%	5.75%	5.00%	5.50%	5.25%

The discount rate and assumed health care cost trend rates used in the measurement of the benefit obligation as of the applicable measurement dates were:

	2008		2007
		Rest of		Rest of
	U.S.	World	U.S.	World

Discount rate	6.25%	6.50%	6.00%	5.50%
Initial health care cost trend rate at end of year	8.50%	8.50%	8.50%	8.50%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2015	2015	2014	2015

A one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One-Percentage-Point
	Increase		Decrease
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Effect on total of service and interest cost components for the year ended December 31, 2008	$3	$1	$(2)	$(1)
Effect on postretirement benefit obligation as of measurement date	$32	$11	$(28)	$(10)

Contributions.  The Company funds its OPEB obligations on a pay-as-you-go basis. The Company expects to contribute approximately $46 million on a pay-as-you-go basis in 2009.

Expected Future Postretirement Benefit Payments.  The following postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Rest of
Years Ended December 31,	U.S.	World
	(Dollars in millions)

2009	$39	$7
2010	39	8
2011	39	8
2012	38	8
2013	38	8
2014 - 2018	171	43

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

12.	Financial Instruments

The following table presents financial instruments of the Company:

	As of December 31,
	2008			2007
	Carrying	Fair	Measurement	Carrying	Fair
	Value	Value	Approach(1)	Value	Value
		(Dollars in millions)

Cash and cash equivalents	$756	$756	Level 1	$895	$895
Accounts receivable	1,570	1,570	Level 1	2,313	2,313
Accounts payable	1,793	1,793	Level 1	2,288	2,288
Marketable securities	10	10	Level 1	4	4
Foreign currency forward contracts — current assets	2	2	Level 2	6	6
Foreign currency forward contracts — long-term assets	2	2	Level 2	—	—
Short-term debt, fixed and floating rate	66	66	Level 1	64	64
Floating rate long-term debt	1,307	869	Level 2	1,551	1,509
Fixed rate long-term debt	1,549	764	Level 2	1,629	1,484
Foreign currency forward contracts — current liability	172	172	Level 2	3	3
Foreign currency forward contracts — long-term liability	32	32	Level 2	5	5
Interest rate swaps – liability	7	7	Level 2	—	—

(1)	Level 1. The Company utilizes the market approach to determine the fair value of its assets and liabilities under Level 1 of the fair value hierarchy. The market approach pertains to transactions in active markets involving identical or comparable assets or liabilities.

Level 2. The fair values determined through Level 2 of the fair value hierarchy are derived principally from or corroborated by observable market data. Inputs include quoted prices for similar assets, liabilities (risk adjusted) and market-corroborated inputs, such as market comparables, interest rates, yield curves and other items that allow value to be determined.

Level 3. As of December 31, 2008, no fair value measurements for assets or liabilities under Level 3 were recognized in the Company’s consolidated financial statements.

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

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

based on quoted market prices of offsetting contracts. Depending upon their respective settlement dates, derivative financial instruments are recorded in the Company’s balance sheet in either prepaid expenses or other assets for instruments in an asset position, and in either other current liabilities or long-term liabilities for instruments in a liability position.

There were no changes in the Company’s valuation techniques during the year ended December 31, 2008.

Foreign currency forward contracts.  The Company manufactures and sells its products in countries throughout the world. As a result, it is exposed to fluctuations in foreign currency exchange rates. The Company enters into forward contracts to hedge portions of its foreign currency denominated forecasted revenues, purchases and the subsequent cash flows after maximizing natural offsets within the consolidated group. The effective part of the gains or losses on these instruments, which mature at various dates through December 2011, are generally recorded in other comprehensive earnings (losses) until the underlying transaction is recognized in net earnings. The earnings impact is reported either in sales, cost of sales, or other expense (income) — net, to match the underlying transaction. The ineffective portion of the gains or losses on these contracts, as well as all gains or losses on contracts which are held for economic purposes but not designated for hedge accounting treatment (including contracts that do not qualify for hedge accounting purposes), are reported in earnings immediately. Approximately $112 million of losses, net of tax, included in accumulated other comprehensive earnings are expected to be reclassified into earnings in 2009.

In addition, the Company enters into certain foreign currency forward contracts that are not treated as hedges under SFAS No. 133 to hedge recognized foreign currency transactions. Gains and losses on these contracts are recorded in net earnings and are substantially offset by the effect of the revaluation of the underlying foreign currency denominated transaction.

The following table represents the movement of amounts reported in accumulated other comprehensive earnings from deferred cash flow hedges, net of tax, for the years ended December 31, 2008 and December 31, 2007.

	Years Ended December 31,
	2008	2007
	(Dollars in millions)

Balance at beginning of period	$(4)	$7
Net change in derivative fair value and other movements during the year	(135)	(2)
Net amounts reclassified to statement of operations during the year	(2)	(9)

Balance at end of period	$(141)	$(4)

The gains and losses reclassified into earnings include the discontinuance of cash flow hedges which were immaterial in 2008 and 2007.

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

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

13.	Debt

Total outstanding debt of the Company consisted of the following:

	As of December 31,
	2008	2007
	(Dollars in millions)

Short-term debt	$66	$64

Long-term debt:
Senior notes, due 2014 and 2017	$1,471	$1,505
Senior and senior subordinated notes, due 2013	—	19
Term loan facilities	1,093	1,098
Revolving credit facility	200	429
Capitalized leases	47	63
Other borrowings	45	66

Total long-term debt	2,856	3,180
Less current portion	53	30

Long-term debt, net of current portion	$2,803	$3,150

The weighted average interest rates on the Company’s debt as of December 31, 2008 and 2007 were 6.0% and 6.7%, respectively, excluding the effect of interest rate swaps. The maturities of long-term debt outstanding as of December 31, 2008 were:

Years Ended December 31,	(Dollars in millions)

2009	$53
2010	104
2011	142
2012	444
2013	160
Thereafter	1,953

Senior Notes and Senior Subordinated Notes

On March 12, 2007, the Company commenced tender offers to repurchase TRW Automotive’s outstanding 9 3/8% Senior Notes and 10 1/8% Senior Notes in original principal amounts of $925 million and €200 million, respectively, each due 2013, and 11% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes in original principal amounts of $300 million and €125 million, respectively, each due 2013 (collectively, the “Old Notes”).

On March 26, 2007, the Company completed the issuance by TRW Automotive of 7% Senior Notes and 6 3/8% Senior Notes, each due 2014, in principal amounts of $500 million and €275 million, respectively, and 7 1/4% Senior Notes due 2017 in the principal amount of $600 million (collectively, the “New Senior Notes”) in a private offering. Proceeds from the issuance totaled approximately $1,465 million. Interest is payable semi-annually on March 15 and September 15 of each year beginning on September 15, 2007.

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

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

of deferred debt issuance costs, $11 million relating to the principal amount in excess of carrying value of the 9 3/8% Senior Notes (see Other Borrowings), and $5 million of fees.

On April 4, 2007, the Company increased the cash consideration paid for Old Notes tendered after the Consent Date, but on or before April 18, 2007 (the “Tender Expiration Date”), to an amount equal to the cash consideration paid to holders that tendered prior to the Consent Date. On April 18, 2007, the Company repurchased the Old Notes tendered after the Consent Date for $10 million and recorded a loss on retirement of debt of $1 million for redemption premiums paid. As of the Tender Expiration Date, approximately 99% of the Old Notes had been tendered. Accordingly, only $19 million of the principal amount of the Old Notes remained outstanding at December 31, 2007. On February 15, 2008, the Company redeemed all of its then remaining Old Notes for $20 million and recorded a loss on retirement of debt of $1 million.

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

On February 13, 2009, the Company drew down additional funds under its $1.4 billion Revolving Credit Facility (bringing the total outstanding to $1.1 billion) in order to bolster its liquidity position due to concerns about ongoing disruptions in the financial markets and uncertainty in the automotive industry and global economy.

Lehman Commercial Paper Inc. (“LCP”) has a $48 million commitment under the Revolving Credit Facility, of which $29 million is unfunded. LCP filed for bankruptcy in October 2008 and has failed to fund on a portion of the Revolving Credit Facility. As a result, the Company believes LCP will likely not perform under the terms of the facility, which would effectively reduce the amount available to the Company under the Revolving Credit Facility by up to $29 million.

Borrowings under the Senior Secured Credit Facilities will bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the administrative agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) a London Inter-Bank Offered Rate (“LIBOR”) or a eurocurrency rate determined by reference to interest rates for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 31, 2008, the

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

applicable margin for the Term Loan A-1 and the Revolving Credit Facility was 0.125% with respect to base rate borrowings and 1.125% with respect to eurocurrency borrowings, and the applicable margin for the Term Loan B-1 was 0.50% with respect to base rate borrowings and 1.50% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.25%. The commitment fee and the applicable margin on the Revolving Credit Facility and the applicable margin on the Term Loan A-1 are subject to a leverage-based grid.

The Term Loan A-1 will amortize in quarterly installments, beginning with $30 million in 2009, $75 million in 2010, $120 million in 2011, $225 million in 2012 and $150 million in 2013. The Term Loan B-1 amortizes in equal quarterly installments in an amount equal to 1% per annum, through December 2013 and in one final installment on the maturity date in February 2014.

The Senior Secured Credit Facilities, like the previously existing senior credit facilities, are unconditionally guaranteed by the Company and substantially all existing and subsequently acquired wholly-owned domestic subsidiaries. Obligations of the foreign subsidiary borrowers are unconditionally guaranteed by the Company, TRW Automotive and certain foreign subsidiaries of TRW Automotive. The Senior Secured Credit Facilities, like the previously existing senior credit facilities, are secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of TRW Automotive and substantially all of its domestic subsidiaries and 65% of the stock of foreign subsidiaries owned directly by domestic entities. In addition, foreign borrowings under the Senior Secured Credit Facilities will be secured by assets of the foreign borrowers.

Debt Covenants

New Senior Notes.  The indentures governing the New Senior Notes contain covenants that impose significant restrictions on the Company’s business. The covenants, among other things, restrict, subject to a number of qualifications and limitations, the ability of TRW Automotive and its subsidiaries to pay certain dividends and distributions or repurchase the Company’s capital stock, incur liens, engage in mergers or consolidations, and enter into sale and leaseback transactions.

Senior Secured Credit Facilities.  The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of TRW Automotive and its subsidiaries, to incur additional indebtedness or issue preferred stock, repay other indebtedness (including the New Senior Notes), pay certain dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing TRW Automotive’s indebtedness, including the New Senior Notes and the Receivables Facility, and change the business conducted by the Company. In addition, the Senior Secured Credit Facilities require certain prepayments from excess cash flows, as defined, in connection with certain asset sales and the incurrence of debt not permitted under the Senior Secured Credit Facilities. The Senior Secured Credit Facilities also include customary events of default.

The Senior Secured Credit Facilities also contain certain financial covenants including a maximum total leverage ratio and a minimum interest coverage ratio that would impact our ability to borrow on these facilities if not met. These ratios are calculated on a trailing four quarter basis.

As of December 31, 2008, TRW Automotive was in compliance with all of its financial covenants. As a result of the current automotive industry environment, it is uncertain whether the Company will be in compliance with its debt covenants throughout 2009. In the event of noncompliance, the Company believes that it will be able to obtain a waiver from the lender group or successfully amend the covenants.

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

Other Borrowings

The Company has borrowings under uncommitted credit agreements in many of the countries in which it operates. Although these borrowings are denominated primarily in the local foreign currency of the country or region where the Company’s operations are located, some are also denominated in U.S. dollar. The borrowings are from various domestic and international banks at quoted market interest rates.

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

In September 2008, Lehman Brothers Holdings Inc., a guarantor of LBSF, the counterparty to $50 million notional value of the Company’s interest rate swaps, filed for bankruptcy protection. The bankruptcy filing may have limited LBSF’s ability to perform under the terms of the contracts and required that the Company assume these derivative contracts were ineffective for hedge accounting purposes. As such, the Company terminated all such contracts in September 2008. The impact resulting from accounting for the fair value of these contracts and the cost of terminating these contracts was not material.

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

In November 2008 the Company entered into a forward interest rate swap agreement with a total notional value of $25 million to hedge the variability of interest payments associated with its variable-rate term debt. The swap agreement begins accruing interest in February 2010 and matures in November 2013. Since the interest rate swap hedges the variability of interest payments on variable rate debt with the same terms, this swap qualifies for cash flow hedge accounting treatment.

As of December 31, 2008, the Company recorded an obligation of approximately $7 million related to its interest rate swaps along with a corresponding reduction in other comprehensive income. Ineffectiveness from the interest rate swaps recorded to other income in the consolidated statement of operations was insignificant.

In February 2007, the Company paid $12 million to unwind interest rate swap agreements, which were utilized to effectively change a fixed rate debt obligation into a floating rate obligation, with a notional value of $500 million. In conjunction with the repurchase of the Old Notes, an $11 million adjustment to the value of the corresponding debt was immediately written off to loss on retirement of debt. In conjunction with the May 9, 2007 refinancing of the Senior Secured Credit Facilities, the Company reclassified approximately $1 million remaining in accumulated other comprehensive earnings to loss on retirement of debt relating to interest rate swaps with a notional value of $250 million unwound in October and November 2006.

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

14.	Restructuring Charges and Asset Impairments

Restructuring charges and asset impairments include the following:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Severance and other charges	$69	$35	$37
Curtailment gains — net	(11)	—	(20)
Asset impairments related to restructuring activities	21	7	7

Total restructuring charges	79	42	24
Other fixed asset impairments	66	9	6
Intangible asset impairments	787	—	—

Total restructuring charges and asset impairments	$932	$51	$30

Restructuring charges and asset impairments by segment are as follows:

Chassis Systems

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Severance and other charges	$28	$19	$26
Curtailment gains — net	(6)	—	(20)
Asset impairments related to restructuring activities	20	2	4

Total restructuring charges	42	21	10
Other fixed asset impairments	49	9	4

Total restructuring charges and asset impairments	$91	$30	$14

For the years ended 2008, 2007, and 2006, the Company incurred charges of approximately $24 million, $19 million, and $26 million, respectively, primarily related to severance, retention and outplacement services at various production facilities. In 2008, severance costs associated with headcount reductions were incurred primarily at the Company’s North American and European braking facilities. Also in 2008, the Company recorded $4 million of postemployment benefits related to severance in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS No. 112”). This charge was primarily related to the global workforce reduction initiatives that began in the fourth quarter of 2008.

For the year ended 2008, the Company recorded curtailment gains of $6 million as a result of the headcount reductions that were undertaken during 2008, and the corresponding reduction of pension and retiree medical benefit obligations to those employees. For the year ended 2006, the Company recorded curtailment gains of $20 million, related to the reduction of pension and retiree medical benefit obligations for certain employees at closed facilities.

During 2008, the Company recorded net asset impairments related to restructuring activities of $20 million associated with two plant closures in the Company’s North American braking facilities. All other asset impairments of $49 million recorded during 2008 related to the write-down of certain internally used software, the write-down of certain machinery and equipment to fair value based on estimated future cash flows and the write-down of certain buildings and leasehold improvements based on real estate market conditions.

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

Total asset impairments of $11 million and $8 million recorded for the years ended December 31, 2007 and 2006, respectively, related to the write down of certain machinery and equipment to fair value based on estimated future cash flows and the write-down of certain buildings and leasehold improvements based on real estate market conditions.

Occupant Safety Systems

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Severance and other charges	$31	$—	$6
Curtailment gains — net	(2)	—	—
Asset impairments related to restructuring activities	1	4	1

Total restructuring charges	30	4	7
Other fixed asset impairments	15	—	2
Intangible asset impairments	174	—	—

Total restructuring charges and asset impairments	$219	$4	$9

For the year ended 2008, the Company recorded $17 million of severance and other charges associated with the closure of a facility in Europe. In addition, for 2008 and 2006, the Company recorded $9 million and $6 million, respectively, related to severance, retention and outplacement services at various production facilities. Also in 2008, the Company recorded $5 million of postemployment benefits related to severance in accordance with SFAS No. 112. This charge was primarily related to the global workforce reduction initiative that began in the fourth quarter of 2008.

For the year ended 2008, the Company recorded curtailment gains as a result of the headcount reductions that were undertaken during 2008, and the corresponding reduction of pension and retiree medical benefit obligations to those employees.

For the years ended 2008 and 2007, the Company recorded net fixed asset impairments related to restructuring activities to write down certain machinery and equipment to fair value based on estimated future cash flows. For the year ended 2006, the Company recorded net fixed asset impairments related to restructuring activities to write down certain buildings to fair value based on current real estate market conditions.

For the year ended 2008, the Company recorded other asset impairments of $174 million related to certain definite-lived intangible assets (See Note 6) and $15 million related to the write-down of certain machinery and equipment to fair value based on estimated future cash flows at the Company’s North American facilities. For the year ended 2006, the Company recorded other fixed asset impairments to write down certain machinery and equipment to fair value based on estimated future cash flows.

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

Automotive Components

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Severance and other charges	$8	$16	$5
Curtailment gains	(2)	—	—
Asset impairments related to restructuring activities	—	1	2

Total restructuring charges	6	17	7
Other fixed asset impairments	2	—	—
Intangible asset impairments	613	—	—

Total restructuring charges and asset impairments	$621	$17	$7

For the years ended 2008 and 2007, the Company incurred charges of $7 million and $16 million, respectively, related to severance, retention and outplacement services at various production facilities. For the year ended 2006, the Company incurred charges of $5 million related to lease termination costs, severance and headcount reductions at certain production facilities. Also in 2008, the Company recorded $1 million of postemployment benefits related to severance in accordance with SFAS No. 112. This charge was primarily related to the global workforce reduction initiative that began in the fourth quarter of 2008.

For the year ended 2008, the Company recorded curtailment gains as a result of the headcount reductions that were undertaken during 2008, and the corresponding reduction of pension and retiree medical benefit obligations to those employees.

For the year ended 2008, the Company recorded other asset impairments of $613 million related to goodwill and certain definite-lived intangible assets (See Note 6) and $2 million related to the write-down of certain investments where the decline in fair value was determined to be other-than-temporary.

For the year ended 2007, the Company recorded net fixed asset impairments related to restructuring activities to write down certain machinery and equipment to fair value based on estimated future cash flows. For the year ended 2006, the Company recorded fixed asset impairment charges related to restructuring activities to write down certain building and leasehold improvements to fair value based on real estate market conditions.

Corporate

For the year ended 2008, the Company incurred charges of $2 million related to severance, retention and outplacement services at various production facilities. For the year ended 2008, the Company recorded curtailment gains of $1 million as a result of the headcount reductions that were undertaken during 2008, and the corresponding reduction of pension and retiree medical benefit obligations to those employees.

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges:

	Years Ended December 31,
	2008	2007
	(Dollars in millions)

Beginning balance	$34	$66
Current period accruals, net of changes in estimates	59	35
Purchase price allocation	1	1
Used for purposes intended	(53)	(72)
Effects of foreign currency translation	(9)	4

Ending balance	$32	$34

Of the $32 million restructuring reserve accrued as of December 31, 2008, approximately $27 million is expected to be paid in 2009. The balance is expected to be paid in 2010 through 2013 and is comprised primarily of involuntary employee termination arrangements in the United States and Europe.

During 2008 and 2007, the Company recorded net adjustments of approximately $1 million in each period related to purchase price allocations for severance and other costs pertaining to the planned closure of certain facilities in relation to acquisitions in accordance with the provisions of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

15.	Lease Commitments

The Company leases certain offices, manufacturing and research buildings, machinery, automobiles and computer and other equipment. Such leases, some of which are noncancelable and in many cases include renewals, are set to expire at various dates. Rental expense for operating leases was $131 million, $112 million, and $90 million for the years ended December 31, 2008, 2007, and 2006, respectively.

As of December 31, 2008, the future minimum lease payments for noncancelable capital and operating leases with initial or remaining terms in excess of one year were as follows:

	Capital	Operating
Years Ended December 31,	Leases	Leases
	(Dollars in millions)

2009	$10	$ 97
2010	12	73
2011	10	64
2012	8	54
2013	3	48
Thereafter	16	131

Total minimum payments required	$59	$467

Less amounts representing interest	12

Present value of net minimum capital lease payments	47
Less current installments	8

Obligations under capital leases, excluding current installments	$39

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

16.	Capital Stock

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the “Common Stock”), of which 101,172,769 shares are issued and outstanding as of December 31, 2008, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations under the Company’s stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

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

17.	Share-Based Compensation

Effective in February 2003, the Company established the TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (as amended, the “Plan”), which permits the grant of up to 18,500,000 non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to the employees, directors or consultants of the Company or its affiliates.

As of December 31, 2008, the Company had approximately 2,574,981 shares of Common Stock available for issuance under the Plan. Approximately 7,667,017 options and 935,506 nonvested restricted stock units were outstanding as of the same date. Approximately one half of the options have a 10-year term and vest ratably over five years, whereas the rest of the options have an 8-year term and vest ratably over three years.

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

On February 27, 2007, the Company granted 917,700 stock options and 449,300 restricted stock units to employees, executive officers and directors of the Company pursuant to the Plan. The options have an 8-year life, and both the options and a majority of the restricted stock units vest ratably over three years. The options have an exercise price equal to the average stock price of the stock on the grant date, which was $30.54.

The total share-based compensation expense recognized for the Plan was as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Stock options	$9	$11	$10
Restricted stock units	11	11	6

Total share-based compensation expense	$20	$22	$16

TRW Automotive Holdings Corp

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

Fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for 2008, 2007 and 2006:

	2008	2007	2006

Expected volatility	28.2%	24.4%	26.3%
Dividend yield	0.00%	0.00%	0.00%
Expected option life	5.0 years	5.0 years	5.0 years
Risk-free rate	2.88%	4.46%	4.66%

A summary of stock option activity under the Plan as of December 31, 2008 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Thousands	Exercise	Contractual
	of Options	Price	Term

Outstanding at January 1, 2008	7,136	$20.78
Granted	1,023	24.30
Exercised	(266)	14.39
Forfeited or expired	(226)	23.41

Outstanding at December 31, 2008	7,667	21.40	5.0

Exercisable at December 31, 2008	5,864	19.81	4.5

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was $7.38, $9.45, and $8.71, respectively. The aggregate intrinsic value of all the Company’s grants as of December 31, 2008 was zero because the strike price of each grant exceeded the Company’s stock price as of that date. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $3 million, $51 million and $24 million, respectively.

A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

		Weighted-
	Thousands of	Average
	Restricted	Grant-Date
Nonvested Shares	Stock Units	Fair Value

Nonvested at January 1, 2008	875	$27.26
Granted	539	24.27
Vested	(437)	25.60
Forfeited	(41)	26.63

Nonvested at December 31, 2008	936	26.34

The total fair value of restricted stock units vested during the years ended December 31, 2008, 2007 and 2006 were $11 million, $10 million and $5 million, respectively.

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2008, there was $16 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. Such cost is expected to be recognized over a weighted-average period of 1.6 years.

18.	Related Party Transactions

Blackstone.  In connection with the acquisition by affiliates of The Blackstone Group L.P. (“Blackstone”) of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop (the “Acquisition”), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services. Approximately $5 million is included in the consolidated statements of operations for each of the years ended December 31, 2008, 2007, and 2006.

On May 29, 2007, the Company entered into a Third Amended and Restated Stockholders Agreement (the “Third Restated Agreement”) with AI LLC, which restated AI LLC’s registration rights as set forth in the Second Amended and Restated Stockholders Agreement dated as of January 28, 2004 among the Company, AI LLC and an affiliate of Northrop (the “Second Restated Agreement”). The Third Restated Agreement deleted provisions in the Second Restated Agreement that were no longer relevant.

Core Trust Purchasing Group.  In the first quarter of 2006, the Company entered into a five-year participation agreement (“participation agreement”) with Core Trust Purchasing Group, formerly named Cornerstone Purchasing Group LLC (“CPG”) designating CPG as exclusive agent for the purchase of certain indirect products and services. CPG is a “group purchasing organization” which secures from vendors pricing terms for goods and services that are believed to be more favorable than participants could obtain for themselves on an individual basis. Under the participation agreement the Company must purchase 80% of the requirements of its participating locations for the specified products and services through CPG. If the Company does not purchase at least 80% of the requirements of its participating locations for the specified products and services, the sole remedy of CPG is to terminate the agreement. The agreement does not obligate the Company to purchase any fixed or minimum quantities nor does it provide any mechanism for CPG to require the Company to purchase any particular quantity. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendor in respect of purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of purchases by the Company under the participation agreement to an affiliate of Blackstone. For the years ended December 31, 2008 and 2007, the affiliate of Blackstone received de minimis fees from CPG and received no fees from CPG for the year ended December 31, 2006 in respect of Company purchases.

19.	Contingencies

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

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

basis. In the determination of such costs, consideration is given to the professional judgment of Company environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties.

As of December 31, 2008 and 2007, the Company had reserves for environmental matters of $45 million and $53 million, respectively. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement relating to the Acquisition. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company’s financial position, results of operations or cash flows of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position, results of operations or cash flows or the possible effect of compliance with environmental requirements imposed in the future.

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

While certain of the Company’s subsidiaries have been subject in recent years to asbestos-related claims, management believes that such claims will not have a material adverse effect on the Company’s financial condition or results of operations or cash flows. In general, these claims seek damages for illnesses alleged to have resulted from exposure to asbestos used in certain components sold by the Company’s subsidiaries. Management believes that the majority of the claimants were assembly workers at the major U.S. automobile manufacturers. The vast majority of these claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. Management believes that, to the extent any of the products sold by the Company’s subsidiaries and at issue in these cases contained asbestos, the asbestos was encapsulated. Based upon several years of experience with such claims, management believes that only a small proportion of the claimants has or will ever develop any asbestos-related illness.

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

Management believes that the ultimate resolution of the foregoing matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.

20.	Segment Information

The Company is a U.S.-based international business providing advanced technology products and services for the automotive markets. The Company reports in three segments: Chassis Systems, Occupant Safety Systems and Automotive Components.

The principal customers for the Company’s automotive products are the North and South American, European and Asian vehicle manufacturers.

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

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

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

The following table presents certain financial information by segment:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$8,736	$7,997	$7,096
Occupant Safety Systems	4,422	4,714	4,326
Automotive Components	1,837	1,991	1,722

Total sales	$14,995	$14,702	$13,144

Earnings (losses) before taxes:
Chassis Systems	$174	$276	$288
Occupant Safety Systems	39	453	420
Automotive Components	(592)	82	67

Segment (losses) earnings before taxes	(379)	811	775
Corporate expense and other	(90)	(178)	(126)
Financing costs	(184)	(233)	(250)
Loss on retirement of debt	—	(155)	(57)

(Losses) earnings before income taxes	$(653)	$245	$342

Capital expenditures:
Chassis Systems	$239	$279	$273
Occupant Safety Systems	174	170	167
Automotive Components	54	51	76
Corporate	15	13	13

	$482	$513	$529

Depreciation and amortization:
Chassis Systems	$310	$294	$269
Occupant Safety Systems	165	159	153
Automotive Components	96	99	91
Corporate	5	5	4

	$576	$557	$517

Intersegment sales:
Chassis Systems	$23	$26	$28
Occupant Safety Systems	94	116	103
Automotive Components	52	44	40

	$169	$186	$171

The Company accounts for intersegment sales or transfers at current market prices.

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

The following table presents certain balance sheet information by business segment:

	As of December 31,
	2008	2007	2006
	(Dollars in millions)

Segment assets:
Chassis Systems	$3,931	$4,440	$4,020
Occupant Safety Systems	2,906	3,346	3,258
Automotive Components	842	1,750	1,727

Segment assets	7,679	9,536	9,005
Corporate assets	1,418	2,439	1,827

Segment and corporate assets	9,097	11,975	10,832
Deferred tax assets	175	315	301

Total assets	$9,272	$12,290	$11,133

Corporate assets principally consist of cash and cash equivalents and accounts receivable included within the Company’s accounts receivable securitization programs.

Geographic Information.  The following table presents certain information concerning principal geographic areas:

	United		United	Rest of
	States	Germany	Kingdom	World	Total
	(Dollars in millions)

Sales to external customers:
Year ended December 31, 2008	$3,605	$2,859	$602	$7,929	$14,995
Year ended December 31, 2007	3,612	2,964	739	7,387	14,702
Year ended December 31, 2006	3,629	2,741	804	5,970	13,144
Property, plant and equipment — net:
As of December 31, 2008	$549	$551	$145	$1,273	$2,518
As of December 31, 2007	631	576	200	1,503	2,910

Sales are attributable to geographic areas based on the location of the assets generating the sales. Inter-area sales are not significant to the total sales of any geographic area.

Customer Concentration.  Sales to the Company’s largest end-customers (including sales within the vehicle manufacturer’s group) on a worldwide basis are as follows:

		General	Ford	Daimler	Aggregate
	Volkswagen	Motors	Motor	Chrysler	Percent of
	AG	Corporation	Company	AG	Total Sales
		(Dollars in millions)

Year ended December 31, 2008	$2,675	$2,018	$1,821	$ *	43%
Year ended December 31, 2007	2,478	1,487	2,128	*	41%
Year ended December 31, 2006	2,036	1,455	1,923	1,832	55%

*	DaimlerChrysler transferred a majority interest in the Chrysler Group on August 3, 2007 to a subsidiary of Cerberus Capital Management, L.P.

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

21.	Quarterly Financial Information (Unaudited)

	First Quarter
	Three Months Ended
	March 28,	March 30,	March 31,
	2008	2007	2006
	(Dollars in millions, except per share amounts)

Sales	$4,144	$3,567	$3,396
Gross profit	341	316	358
Restructuring charges and asset impairments	(8)	(8)	(8)
Loss on retirement of debt	—	(147)	(57)
Earnings (losses) before income taxes	141	(33)	110
Net earnings (losses)	94	(86)	47
Basic earnings (losses) per share	$0.93	$(0.87)	$0.47
Diluted earnings (losses) per share	$0.92	$(0.87)	$0.46

	Second Quarter
	Three Months Ended
	June 27,	June 29,	June 30,
	2008	2007	2006
	(Dollars in millions, except per share amounts)

Sales	$4,446	$3,754	$3,461
Gross profit	401	337	354
Restructuring charges and asset impairments	(24)	(11)	(11)
Loss on retirement of debt	—	(8)	—
Earnings before income taxes	183	142	144
Net earnings	127	97	91
Basic earnings per share	$1.26	$0.97	$0.91
Diluted earnings per share	$1.24	$0.94	$0.88

	Third Quarter
	Three Months Ended
	September 26,	September 28,	September 29,
	2008	2007	2006
	(Dollars in millions, except per share amounts)

Sales	$3,592	$3,495	$3,015
Gross profit	181	232	227
Restructuring charges and asset impairments	(32)	(13)	(3)
(Losses) earnings before income taxes	(31)	41	23
Net (losses) earnings	(54)	23	5
Basic (losses) earnings per share	$(0.53)	$0.23	$0.05
Diluted (losses) earnings per share	$(0.53)	$0.22	$0.05

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

	Fourth Quarter
	Three Months Ended December 31,
	2008	2007	2006
	(Dollars in millions, except per share amounts)

Sales	$2,813	$3,886	$3,272
Gross profit	95	323	249
Restructuring charges and asset impairments	(868)	(19)	(8)
(Losses) earnings before income taxes	(946)	95	65
Net (losses) earnings	(946)	56	33
Basic (losses) earnings per share	$(9.35)	$0.56	$0.33
Diluted (losses) earnings per share	$(9.35)	$0.55	$0.32

22.  Unconsolidated Affiliates

The Company’s beneficial ownership in affiliates accounted for under the equity method follows:

	Years Ended December 31,
	2008	2007	2006

SM-Sistemas Modulares Ltda. (Brazil)	50%	50%	50%
Shanghai TRW Automotive Safety Systems Co., Ltd (China)	50%	50%	50%
CSG TRW Chassis Systems Co., Ltd. (China)	50%	50%	50%
TH Braking Company S.A.S. (France)	50%	50%	50%
Brakes India Limited (India)	49%	49%	49%
TRW Sun Steering Wheels Private Limited (India)	49%	—	—
Rane TRW Steering Systems Limited (India)	50%	50%	50%
Mediterranea de Volants, S.L. (Spain)	49%	49%	49%
Methode Lucas Controls, Inc. (United States)	—	50%	50%
EnTire Solutions, LLC (United States)	100%	50%	50%
Shin Han Valve Industrial Co., Ltd (Korea)	25%	25%	25%
ABC Sistemas E Módulos Ltda. (Brazil)	33%	33%	33%
Componentes Venezolanos de Dirección, S.A. (Venezuela)	40%	40%	40%
Shin Han Beijing Automobile Parts System Co., Ltd (China)	30%	30%	30%

The Company purchased the remaining shares of Entire Solutions, LLC (“EnTire”) on November 21, 2008. EnTire is excluded from the 2008 summarized aggregate financial information below because it was accounted for as a fully consolidated subsidiary in 2008.

TRW Automotive Holdings Corp

Notes to Consolidated Financial Statements — (Continued)

Summarized aggregate financial information from the balance sheets and statements of operations of the Company’s affiliates accounted for under the equity method follows:

	For The Years Ended and as of December 31,
	2008	2007	2006
	(Dollars in millions)

Condensed Statement of Operations
Sales	$819	$830	$659
Gross profit	244	271	211
Income from continuing operations	37	57	46
Net income	$37	$57	$46
Condensed Balance Sheets
Current assets	$345	$397	$306
Noncurrent assets	232	246	206
Current liabilities	$174	$222	$179
Noncurrent liabilities	182	175	131

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TRW Automotive Holdings Corp.
Livonia, Michigan

We have audited the accompanying consolidated balance sheets of TRW Automotive Holdings Corp. as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRW Automotive Holdings Corp. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that TRW Automotive Holdings Corp. will continue as a going concern. As more fully described in Note 13, there is uncertainty that TRW Automotive Holdings Corp. will remain in compliance with certain debt covenants throughout 2009. In the event of noncompliance, a waiver from the lender or amendment of the covenants would be necessary in order for the related debt not to be considered in default. The Company believes that it will be able to obtain a waiver or amend the covenants. Absent such waiver or amendment as audit evidence, this condition raises substantial doubt about TRW Automotive Holdings Corp.’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As discussed in Note 10 to the consolidated financial statements, in 2008 and 2006 the Company adopted certain provisions of Financial Accounting Standards Board Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TRW Automotive Holdings Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 20, 2009

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TRW Automotive Holdings Corp.
Livonia, Michigan

We have audited TRW Automotive Holdings Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TRW Automotive Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, TRW Automotive Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2008 and our report dated February 20, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding TRW Automotive Holding Corp.’s ability to continue as a going concern.

/s/ Ernst & Young LLP

Detroit, Michigan
February 20, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of December 31, 2008, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the specified time periods.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2008. The assessment was based on criteria established in the framework entitled, Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Based on this assessment, using the criteria referenced above, management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting.  There was no change in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 13, 2009, the Company drew down additional funds under its $1.4 billion Revolving Credit Facility (bringing the total outstanding to $1.1 billion) in order to bolster its liquidity position due to concerns about ongoing disruptions in the financial markets and uncertainty in the automotive industry and global economy.

For a description of the terms and conditions of the Revolving Credit Facility, see Note 13 “— Senior Secured Credit Facilities” to the consolidated financial statements included under “Item 8 — Financial Statements and Supplementary Data” above.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding executive officers and directors is incorporated by reference from the information under the captions “Executive Officers” and “The Board of Directors” in TRW’s definitive Proxy Statement for the 2009 Annual Meeting of the Stockholders (the “Proxy Statement”), which will be filed within 120 days after December 31, 2008. The information required by Item 10 regarding the audit committee, audit committee financial expert disclosure and our code of ethics is incorporated by reference from the information under the caption “Committees of the Board of Directors” in the Proxy Statement. Disclosure of delinquent Section 16 filers, if any, pursuant to Item 405 of Regulation S-K will be contained in the Proxy Statement.

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

The information required by Item 12 relating to securities authorized for issuance under equity compensation plans is set forth in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Report on Form 10-K.

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

The information required by Item 14 is incorporated by reference from the information under the caption “Independent Registered Public Accounting Firm Fees” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1. Financial Statements

2.	Financial Statement Schedule —

SCHEDULE II

Valuation and Qualifying Accounts for
the years ended December 31, 2008, 2007 and 2006

			Charged
	Balance at	Charged to	(Credited)				Balance at
	Beginning	Costs and	to Other				End of
	of Period	Expenses	Accounts		Deductions		Period
	(Dollars in millions)

Year ended December 31, 2008
Allowance for doubtful accounts	$43	$8	$—		$(14	)(a)	$37
Deferred tax asset valuation allowance	441	350	87		—		878
Year ended December 31, 2007
Allowance for doubtful accounts	$44	$—	$—		$(1	)(a)	$43
Deferred tax asset valuation allowance	566	90	(215)		—		441
Year ended December 31, 2006
Allowance for doubtful accounts	$40	$9	$—		$(5	)(a)	$44
Deferred tax asset valuation allowance	430	74	62	(b)	—		566

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Accumulated other comprehensive losses for foreign currency translation relating to undistributed foreign earnings and reclassifications amongst deferred tax accounts.

The other schedules have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits (including those incorporated by reference). All references to “Registrant” below pertain to TRW Automotive Holdings Corp. and all references to TAI pertain to TRW Automotive Inc.

Exhibit
Number		Exhibit Name

2.1	(a)	The Master Purchase Agreement, dated as of November 18, 2002 between BCP Acquisition Company L.L.C. and Northrop Grumman Corporation (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on July 1, 2003)
	(b)	Amendment No. 1, dated December 20, 2002, to the Master Purchase Agreement, dated as of November 18, 2002, among BCP Acquisition Company L.L.C., Northrop Grumman Corporation, TRW Inc. and TRW Automotive Inc. (Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on July 1, 2003)
	(c)	Amendment No. 2, dated February 28, 2003, to the Master Purchase Agreement, dated as of November 18, 2002, among BCP Acquisition Company L.L.C., Northrop Grumman Corporation, Northrop Grumman Space & Mission Systems Corp. and TRW Automotive Inc. (Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on July 1, 2003)
2.2	(a)	Agreement for the Purchase and Sale of Shares By and Among TRW Automotive Inc, Automotive Holdings (Spain) SL and Ms. Nuria Castellón García, Mr. Luis Gras Tous, Ms. Maria Luisa Gras Castellón and Mr. José Ramón Sanz Pinedo, dated September 6, 2005 (Incorporated by reference to Exhibit 2.4 to the Quarterly Report on Form 10-Q of Registrant, (File No. 001-31970) filed November 1, 2005)
	(b)	Schedule 8.1, Representations and Warranties of the Sellers, to the Agreement for the Purchase and Sale of Shares By and Among TRW Automotive Inc, Automotive Holdings (Spain) SL and Ms. Nuria Castellón García, Mr. Luis Gras Tous, Ms. Maria Luisa Gras Castellón and Mr. José Ramón Sanz Pinedo, dated September 6, 2005 (Incorporated by reference to Exhibit 2.5 to the Quarterly Report on Form 10-Q of Registrant, (File No. 001-31970) filed November 1, 2005)
3.1		Amended and Restated Certificate of Incorporation of TRW Automotive Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Annual Report Form 10-K of Registrant, (File No. 001-31970) for the fiscal year ended December 31, 2003)
3.2		Third Amended and Restated By-Laws of TRW Automotive Holdings Corp. (Incorporated by reference to Exhibit 3.2 to the Current Report Form 8-K of Registrant, (File No. 001-31970) filed November 17, 2004)
4.1		Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registration Statement on Form S-1 of Registrant, (File No. 333-110513) filed on January 26, 2004)
4.2		Form of Rights Agreement dated January 23, 2004 between TRW Automotive Holdings Corp. and National City Bank as Rights Agent (Incorporated by reference to Exhibit 4.21 to Amendment No. 5 to the Registration Statement on Form S-1 of Registrant, (File No. 333-110513) filed on January 26, 2004)
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
10.1		Fifth Amended and Restated Credit Agreement dated as of May 9, 2007, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Foreign Subsidiary Borrowers party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank) as Administrative Agent and Bank of America, N.A. as Syndication Agent (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Registrant (File No. 001-31970) filed August 1, 2007)

Exhibit
Number		Exhibit Name

10.2		U.S. Guarantee and Collateral Agreement, dated and effective as of February 28, 2003, among TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., TRW Automotive Acquisition Corp., each other subsidiary of TRW Automotive Holdings Corp. party thereto, TRW Automotive Finance (Luxembourg), S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to Exhibit to 10.2 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on July 1, 2003)
10.3		Finco Guarantee Agreement, dated as of February 28, 2003, between TRW Automotive Finance (Luxembourg), S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on July 1, 2003)
10.4		First-Tier Subsidiary Pledge Agreement, dated and effective as of February 28, 2003, among TRW Automotive Acquisition Corp., each subsidiary of TRW Automotive Acquisition Corp. party thereto and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on July 1, 2003)
10.5	(a)	Receivables Purchase Agreement, dated as of February 28, 2003, among Kelsey-Hayes Company, TRW Automotive U.S. LLC, TRW Vehicle Safety Systems Inc. and Lake Center Industries Transportation, Inc. as sellers, TRW Automotive U.S. LLC, as seller agent and TRW Automotive Receivables LLC, as buyer (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on July 1, 2003)
	(b)	Amendment No. 1, dated as of December 31, 2004 to Receivables Purchase Agreement, dated as of February 28, 2003, among Kelsey-Hayes Company, TRW Automotive U.S. LLC, TRW Vehicle Safety Systems Inc. and Lake Center Industries Transportation, Inc., as sellers, TRW Automotive U.S. LLC, as seller agent and TRW Automotive Receivables LLC, as buyer (Incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K of Registrant, (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.6		Amended and Restated Transfer Agreement, dated as of December 31, 2004, between TRW Automotive Receivables LLC and TRW Automotive Global Receivables LLC (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Registrant, (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.7	(a)	Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders from time to time parties hereto, the committed lenders from time to time parties hereto, JPMorgan Chase Bank, N.A., Credit Suisse First Boston, The Bank of Nova Scotia, Suntrust Capital Markets, Inc. and Dresdner Bank AG, New York Branch, as funding agents and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Registrant, (File No. 001-31970) for the fiscal year ended December 31, 2004)
	(b)	Amendment No. 1 dated as of February 4, 2005 to the Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders, the funding agents and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K of Registrant, (File No. 001-31970) for the fiscal year ended December 31, 2004)
	(c)	Amendment No. 2 dated as of May 2, 2005 to Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, the conduit lenders, the committed lenders, the funding agents and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Registrant, (File No. 001-31970) filed May 5, 2005)
	(d)	Amendment No. 3 dated as of January 19, 2007 to Amended and Restated Receivables Loan Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, TRW Automotive U.S. LLC, as collection agent, the conduit lenders, the committed lenders, the funding agents and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Registrant, (File No. 001-31970) for the fiscal year ended December 31, 2006)

Exhibit
Number	Exhibit Name

10.8	Amended and Restated Servicing Agreement, dated as of December 31, 2004, by and among TRW Automotive Global Receivables LLC, as borrower, TRW Automotive U.S. LLC, as collection agent, the Persons identified on Schedule I thereto, as sub-collection agents, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Registrant, (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.9	Amended and Restated Performance Guaranty, dated as of December 31, 2004, among TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), the Persons identified on Schedule IV thereto, as performance guarantors, TRW Automotive Receivables LLC, TRW Automotive Global Receivables LLC, and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Registrant, (File No. 001-31970) for the fiscal year ended December 31, 2004)
10.10	Intellectual Property License Agreement, dated as of February 28, 2003, between TRW Automotive Acquisition Corp. and Northrop Grumman Corporation (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on July 1, 2003)
10.11	Intellectual Property License Agreement, dated as of February 28, 2003, between Northrop Grumman Corporation and TRW Automotive Acquisition Corp. (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on July 1, 2003)
10.12	Employee Matters Agreement, dated as of February 28, 2003, between TRW Inc. and Roadster Acquisition Corp. (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on July 1, 2003)
10.13	Insurance Allocation Agreement, dated as of February 28, 2003, between Northrop Grumman Space and Mission Systems Corp. and TRW Automotive Acquisition Corp. (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on July 1, 2003)
10.14	Transaction and Monitoring Fee Agreement, dated as of February 28, 2003, between TRW Automotive Holdings Corp. and Blackstone Management Partners IV L.L.C. (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on July 1, 2003)
10.15	Employee Stockholders Agreement, dated as of February 28, 2003, by and among TRW Automotive Holdings Corp. and the other parties named therein (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on July 1, 2003)
10.16	Third Amended and Restated Stockholders Agreement dated as of May 29, 2007 between TRW Automotive Holdings Corp. and Automotive Investors LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Registrant, (File No. 001-31970) filed June 1, 2007)
10.17	Stock Purchase Agreement dated November 6, 2006 by and among TRW Automotive Holdings Corp., Northrop Grumman Corporation and Richmond U.K. Inc. (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Registrant, (File No. 001-31970) for the fiscal year ended December 31, 2006)
10.18	Stock Purchase and Registration Rights Agreement dated as of March 8, 2005, between TRW Automotive Holdings Corp., and T. Rowe Price Associates, Inc. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Registrant, (File No. 001-31970) filed May 5, 2005)
10.19	Stock Purchase and Registration Rights Agreement dated as of March 8, 2005, between TRW Automotive Holdings Corp., and certain investment advisory client accounts of Wellington Management Company, llp (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Registrant, (File No. 001-31970) filed May 5, 2005)
10.20 (a)	Letter Agreement, dated May 27, 2003, between John C. Plant and TRW Automotive Inc. (Incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on July 1, 2003)

Exhibit
Number		Exhibit Name

	(b)	Employment Agreement, dated as of February 6, 2003 between TRW Automotive Acquisition Corp., TRW Limited and John C. Plant (Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on July 1, 2003)
	(c)	Amendment dated as of December 16, 2004 to Employment Agreement of John C. Plant (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K of Registrant, (File No. 001-31970) for the fiscal year ended December 31, 2004)
	(d)	Second Amendment dated as of February 22, 2005 to Employment Agreement of John C. Plant (Incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K of Registrant, (File No. 001-31970) for the fiscal year ended December 31, 2004)
	(e)	Third Amendment dated as of July 28, 2006 to Employment Agreement to John C. Plant (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Registrant, (File No. 001-31970) filed August 2, 2006)
	(f)	Fourth Amendment to Employment Agreement, dated December 18, 2008, among TRW Automotive Inc., TRW Limited and John C. Plant (Incorporated by reference to Exhibit 10.5 to the Current Report on form 8-K of Registrant, (File No. 001-31970) filed December 22, 2008)
	(g)	John C. Plant 2009 Supplemental Retirement Plan, effective as of January 1, 2009 (Incorporated by reference to Exhibit 10.6 to the Current Report on form 8-K of Registrant, (File No. 001-31970) filed December 22, 2008)
10.21	(a)	Employment Agreement, dated as of February 28, 2003 by and between TRW Automotive Acquisition Corp., TRW Limited and Steven Lunn (Incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on July 1, 2003)
	(b)	Amendment dated as of December 16, 2004 to Employment Agreement of Steven Lunn (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Registrant, (File No. 001-31970) for the fiscal year ended December 31, 2004)
	(c)	Second Amendment to Employment Agreement, dated January 12, 2009, between TRW Automotive Inc., TRW Limited and Steven Lunn (Incorporated by reference to Exhibit 10.1 to the Current Report on form 8-K of Registrant, (File No. 001-31970) filed January 13, 2009)
10.22	(a)	Employment Agreement, dated as of February 27, 2003 by and between TRW Limited and Peter J. Lake (Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on July 1, 2003)
	(b)	Amendment dated as of April 30, 2004 to Employment Agreement of Peter J. Lake (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Registrant, (File No. 001-31970) filed May 7, 2004)
	(c)	Second Amendment dated as of December 16, 2004 to Employment Agreement of Peter J. Lake (Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of Registrant, (File No. 001-31970) for the fiscal year ended December 31, 2004)
	(d)	Third Amendment dated as of July 29, 2005 to Employment Agreement of Peter J. Lake (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Registrant, (File No. 001-31970) filed August 2, 2005)
	(e)	Fourth Amendment to Employment Agreement, dated November 12, 2008, between TRW Limited and Peter J. Lake (Incorporated by reference to Exhibit 10.4 to the Current Report on form 8-K of Registrant, (File No. 001-31970) filed November 13, 2008)
	(f)	Fifth Amendment to Employment Agreement, dated December 18, 2008, between TRW Limited and Peter J. Lake (Incorporated by reference to Exhibit 10.4 to the Current Report on form 8-K of Registrant, (File No. 001-31970) filed December 22, 2008)
10.23	(a)	Employment Agreement, dated as of February 13, 2003 by and between TRW Automotive Acquisition Corp. and Joseph S. Cantie (Incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on July 1, 2003)

Exhibit
Number		Exhibit Name

	(b)	Amendment dated as of April 30, 2004 to Employment Agreement of Joseph S. Cantie (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Registrant, (File No. 001-31970) filed May 7, 2004)
	(c)	Second Amendment dated as of December 16, 2004 to Employment Agreement of Joseph S. Cantie (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K of Registrant, (File No. 001-31970) for the fiscal year ended December 31, 2004)
	(d)	Third Amendment dated as of July 29, 2005 to Employment Agreement of Joseph S. Cantie (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Registrant, (File No. 001-31970) filed August 2, 2005)
	(e)	Form of Fourth Amendment to Employment Agreement, dated November 12, 2008, between TRW Automotive Inc. and each of David L. Bialosky, Joseph S. Cantie and Neil E. Marchuk (Incorporated by reference to Exhibit 10.3 to the Current Report on form 8-K of Registrant, (File No. 001-31970) filed November 13, 2008)
	(f)	Form of Fifth Amendment to Employment Agreement, dated December 18, 2008, between TRW Automotive Inc. and each of David L. Bialosky, Joseph S. Cantie and Neil E. Marchuk (Incorporated by reference to Exhibit 10.3 to the Current Report on form 8-K of Registrant, (File No. 001-31970) filed December 22, 2008)
10.24	(a)	Employment Agreement dated as of February 13, 2003 by and between TRW Automotive Acquisition Corp. and David L. Bialosky (Incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on July 1, 2003)
	(b)	Amendment dated as of April 30, 2004 to Employment Agreement of David L. Bialosky (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Registrant, (File No. 001-31970) filed May 7, 2004)
	(c)	Second Amendment dated as of December 16, 2004 to Employment Agreement of David L. Bialosky (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of Registrant, (File No. 001-31970) for the fiscal year ended December 31, 2004)
	(d)	Third Amendment dated as of July 29, 2005 to Employment Agreement of David L. Bialosky (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Registrant, (File No. 001-31970) filed August 2, 2005)
	(e)	Form of Fourth Amendment to Employment Agreement, dated November 12, 2008, between TRW Automotive Inc. and each of David L. Bialosky, Joseph S. Cantie and Neil E. Marchuk (Incorporated by reference to Exhibit 10.3 to the Current Report on form 8-K of Registrant, (File No. 001-31970) filed November 13, 2008)
	(f)	Form of Fifth Amendment to Employment Agreement, dated December 18, 2008, between TRW Automotive Inc. and each of David L. Bialosky, Joseph S. Cantie and Neil E. Marchuk (Incorporated by reference to Exhibit 10.3 to the Current Report on form 8-K of Registrant, (File No. 001-31970) filed December 22, 2008)
10.25	(a)	Employment Agreement dated as of August 16, 2004 by and between TRW Automotive Inc. and Neil E. Marchuk (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Registrant, (File No. 001-31970) filed November 4, 2004)
	(b)	Amendment dated as of December 16, 2004 to Employment Agreement of Neil E. Marchuk (Incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of Registrant, (File No. 001-31970) for the fiscal year ended December 31, 2004)
	(c)	Second Amendment dated as of July 29, 2005 to Employment Agreement of Neil E. Marchuk (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Registrant, (File No. 001-31970) filed August 2, 2005)
	(d)	Form of Fourth Amendment to Employment Agreement, dated November 12, 2008, between TRW Automotive Inc. and each of David L. Bialosky, Joseph S. Cantie and Neil E. Marchuk (Incorporated by reference to Exhibit 10.3 to the Current Report on form 8-K of Registrant, (File No. 001-31970) filed November 13, 2008)

Exhibit
Number		Exhibit Name

	(e)	Form of Fifth Amendment to Employment Agreement, dated December 18, 2008, between TRW Automotive Inc. and each of David L. Bialosky, Joseph S. Cantie and Neil E. Marchuk (Incorporated by reference to Exhibit 10.3 to the Current Report on form 8-K of Registrant, (File No. 001-31970) filed December 22, 2008)
10.26	(a)	Lucas Funded Executive Pension Scheme No. 4 (Incorporated by reference to Exhibit 10.38 to Amendment No. 1 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on September 12, 2003)
	(b)	Lucas Funded Executive Pension Scheme No. 4 — Plan document relating to previously filed Trust Agreement (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of TRW Automotive Holdings Corp., (File No. 001-31970) filed November 4, 2004)
10.27		Amended and Restated TRW Automotive Supplemental Retirement Income Plan, effective January 1, 2009 (Incorporated by reference to Exhibit 10.1 to the Current Report on form 8-K of Registrant, (File No. 001-31970) filed December 22, 2008)
10.28	(a)	TRW Automotive Benefits Equalization Plan (Incorporated by reference to Exhibit 10.39 to Amendment No. 1 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on September 12, 2003)
	(b)	First Amendment dated as of November 18, 2004 to TRW Automotive Benefit Equalization Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Registrant, (File No. 001-31970) filed August 2, 2006)
	(c)	Second Amendment dated as of July 31, 2006 to TRW Automotive Benefit Equalization Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Registrant, (File No. 001-31970) filed August 2, 2006)
	(d)	Third Amendment dated as of December 18, 2008 to the TRW Automotive Benefit Equalization Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on form 8-K of TRW Automotive Holdings Corp., (File No. 001-31970) filed December 22, 2008)
10.29	(a)	Director Offer Letter to J. Michael Losh, dated November 7, 2003 (Incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K of Registrant, (File No. 001-31970) for the fiscal year ended December 31, 2004)
	(b)	Director Offer Letter to Francois J. Castaing, dated March 31, 2004 (Incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of Registrant, (File No. 001-31970) for the fiscal year ended December 31, 2004)
	(c)	Director Offer Letter to Jody Miller, dated January 7, 2005 (Incorporated by reference to Exhibit 10.1 to the Current Report on form 8-K of Registrant, (File No. 001-31970) filed February 1, 2005)
	(d)	Director Offer to James F. Albaugh, dated August 4, 2006 (Incorporated by reference to Exhibit 10.1 to the Current Report on form 8-K of Registrant, (File No. 001-31970) filed September 18, 2006)
	(e)	Letter to Michael R. Gambrell dated as of September 18, 2008 regarding compensation as a director (Incorporated by reference to Exhibit 10.2 to the Current Report on form 8-K of Registrant, (File No. 001-31970) filed November 13, 2008)
10.30	(a)	Amended and Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.65 to Amendment No. 5 to the Registration Statement on Form S-1 of Registrant, (File No. 333-110513) filed on January 26, 2004)
	(b)	Form of General Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 of TAI, (File No. 333-106702) filed on July 1, 2003)
	(c)	Chief Executive Officer Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report Form 8-K of Registrant, (File No. 001-31970) filed February 25, 2005)
	(d)	Executive Officer Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report Form 8-K of Registrant, (File No. 001-31970) filed February 25, 2005)
	(e)	Chief Executive Officer Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report Form 8-K of Registrant, (File No. 001-31970) filed February 25, 2005)
	(f)	Executive Officer Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report Form 8-K of Registrant, (File No. 001-31970) filed February 25, 2005)

Exhibit
Number			Exhibit Name

		(g)	Director Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report Form 8-K of Registrant, (File No. 001-31970) filed February 25, 2005)
		(h)	Restricted Stock Unit Agreement by and between TRW Automotive Holdings Corp. and Neil E. Marchuk, dated September 7, 2004 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Registrant, (File No. 001-31970) filed November 4, 2004)
10.31			Form of Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference to Exhibit 10.5 to the Current Report on form 8-K of Registrant, (File No. 001-31970) filed November 13, 2008)
21	.1*		List of Subsidiaries
23	.1*		Consent of Ernst & Young LLP
31		(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
		(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*			Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

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
Joseph S. Cantie
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date: February 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 20, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JOHN C. PLANT John C. Plant	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOSEPH S. CANTIE Joseph S. Cantie	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ TAMMY S. MITCHELL Tammy S. Mitchell	Controller (Principal Accounting Officer)

/s/ NEIL P. SIMPKINS Neil P. Simpkins	Chairman of the Board of Directors and Director

/s/ JAMES F. ALBAUGH James F. Albaugh	Director

/s/ FRANCOIS J. CASTAING Francois J. Castaing	Director

/s/ ROBERT L. FRIEDMAN Robert L. Friedman	Director

/s/ MICHAEL R. GAMBRELL Michael R. Gambrell	Director

/s/ J. MICHAEL LOSH J. Michael Losh	Director

/s/ JODY G. MILLER Jody G. Miller	Director

/s/ PAUL H. O’NEILL Paul H. O’Neill	Director