Form 10-Q
period 2009-04-03
TRW AUTOMOTIVE HOLDINGS CORP
filed 2009-05-06
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 30, 2009, the number of shares outstanding of the registrant’s Common Stock was 101,448,539.

TRW Automotive Holdings Corp.
Index

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Operations

	Three Months Ended
	April 3,	March 28,
	2009	2008
	(Unaudited)
	(In millions, except
	per share amounts)

Sales	$2,390	$4,144
Cost of sales	2,360	3,803

Gross profit	30	341
Administrative and selling expenses	107	132
Amortization of intangible assets	5	9
Restructuring charges and fixed asset impairments	24	8
Intangible asset impairments	30	—
Other (income) expense — net	(11)	4

Operating (losses) income	(125)	188
Interest expense — net	41	48
Gain on retirement of debt	(34)	—
Accounts receivable securitization costs	1	1
Equity in losses (earnings) of affiliates, net of tax	1	(7)

(Losses) earnings before income taxes	(134)	146
Income tax (benefit) expense	(5)	47

Net (losses) earnings before noncontrolling interest	(129)	99
Net earnings attributable to noncontrolling interest, net of tax	2	5

Net (losses) earnings	$(131)	$94

Basic (losses) earnings per share:
(Losses) earnings per share	$(1.30)	$0.93

Weighted average shares outstanding	101.1	100.8

Diluted (losses) earnings per share:
(Losses) earnings per share	$(1.30)	$0.92

Weighted average shares outstanding	101.1	102.2

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	April 3,	December 31,
	2009	2008
	(Unaudited)
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$535	$756
Marketable securities	—	10
Accounts receivable — net	1,620	1,570
Inventories	630	694
Prepaid expenses and other current assets	219	209

Total current assets	3,004	3,239
Property, plant and equipment — net of accumulated depreciation of $2,709 million and $2,653 million, respectively	2,370	2,518
Goodwill	1,762	1,765
Intangible assets — net	339	373
Pension asset	824	801
Other assets	482	576

Total assets	$8,781	$9,272

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$61	$66
Current portion of long-term debt	62	53
Trade accounts payable	1,590	1,793
Accrued compensation	226	219
Other current liabilities	931	1,033

Total current liabilities	2,870	3,164
Long-term debt	2,835	2,803
Postretirement benefits other than pensions	479	486
Pension benefits	736	778
Other long-term liabilities	741	773

Total liabilities	7,661	8,004
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,203	1,199
Accumulated deficit	(509)	(378)
Accumulated other comprehensive income	295	309

Total stockholders’ equity	990	1,131
Noncontrolling interest	130	137

Total equity	1,120	1,268

Total liabilities and equity	$8,781	$9,272

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	April 3,	March 28,
	2009	2008
	(Unaudited)
	(Dollars in millions)

Operating Activities
Net (losses) earnings before noncontrolling interest	$(129)	$99
Adjustments to reconcile net (losses) earnings to net cash used in operating activities:
Depreciation and amortization	117	147
Net pension and other postretirement benefits income and contributions	(66)	(54)
Gain on retirement of debt	(34)	—
Intangible asset impairment charges	30	—
Fixed asset impairment charges	4	—
Net (gains) losses on sales of assets	(4)	1
Other — net	6	(29)
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable — net	(100)	(420)
Inventories	45	(58)
Trade accounts payable	(153)	150
Prepaid expense and other assets	57	(15)
Other liabilities	(27)	64

Net cash used in operating activities	(254)	(115)
Investing Activities
Capital expenditures, including other intangible assets	(35)	(97)
Acquisitions of businesses, net of cash acquired	—	(40)
Proceeds from sale/leaseback transactions	—	1
Net proceeds from asset sales	4	—

Net cash used in investing activities	(31)	(136)
Financing Activities
Change in short-term debt	(2)	14
Net proceeds from (repayments on) revolving credit facility	110	(90)
Proceeds from issuance of long-term debt, net of fees	4	4
Redemption of long-term debt	(23)	(43)
Proceeds from exercise of stock options	—	2

Net cash provided by (used in) financing activities	89	(113)
Effect of exchange rate changes on cash	(25)	31

Decrease in cash and cash equivalents	(221)	(333)
Cash and cash equivalents at beginning of period	756	895

Cash and cash equivalents at end of period	$535	$562

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements

1.	Description of Business

TRW Automotive Holdings Corp. (also referred to herein as the “Company”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and related aftermarkets. The Company conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily airbags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). The Company is primarily a “Tier 1” supplier (a supplier which sells to OEMs). In 2008, approximately 86% of the Company’s end-customer sales were to major OEMs.

2.	Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2009.

Given the increasing importance and focus on the use of electronics in vehicle safety systems, in the first quarter of 2009, the Company began to manage and report on the Electronics business separately from its other operating segments. As such, the Company has made appropriate adjustments to its segment-related disclosures for the first quarter of 2009 as well as historical figures.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three months ended April 3, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

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

	Three Months Ended
	April 3,	March 28,
	2009	2008
	(In millions)

Weighted average shares outstanding	101.1	100.8
Effect of dilutive securities	—	1.4

Diluted shares outstanding	101.1	102.2

For the three months ended April 3, 2009, 9.4 million securities were excluded from the calculation of diluted loss per share because the inclusion of such securities in the calculation would have been anti-dilutive due to the net loss. For the three months ended March 28, 2008, the calculation of diluted earnings per share excluded stock options of 4.2 million because the exercise prices of such options exceeded the average market price of the common

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

shares for the respective period. The effect of including these options in the calculation of diluted earnings per share would have been anti-dilutive.

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

The following table presents the movement in the product warranty liability for the three month periods ended April 3, 2009 and March 28, 2008:

	Three Months Ended
	April 3,	March 28,
	2009	2008
	(Dollars in millions)

Beginning balance	$108	$140
Current period accruals, net of changes in estimates	10	13
Used for purposes intended	(17)	(18)
Effects of foreign currency translation	(1)	6

Ending balance	$100	$141

Equity and Comprehensive (Losses) Income.  The following table presents a rollforward of the changes in equity, including changes in the components of comprehensive (losses) income (also referred to herein as “OCI”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS No. 160”), amounts attributable to TRW Shareholders and to the noncontrolling interest are separately disclosed:

	Three Months Ended
	April 3, 2009			March 28, 2008
		TRW	Noncontrolling		TRW	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
	(Dollars in millions)

Beginning balance of equity	$1,268	$1,131	$137	$3,326	$3,192	$134
Comprehensive (losses) income:
Net (losses) earnings	(129)	(131)	2	99	94	5
Foreign currency translation and other	(54)	(51)	(3)	130	125	5
Retirement obligations, net of deferred tax	(14)	(14)	—	(6)	(6)	—
Deferred cash flow hedges, net of tax	51	51	—	(28)	(28)	—

Comprehensive (losses) income	(146)	(145)	(1)	195	185	10
Dividends paid	(6)	—	(6)	—	—	—
Share-based compensation expense	4	4	—	6	6	—
SFAS No. 158 impact of change in measurement date	—	—	—	3	3	—

Ending balance of equity	$1,120	$990	$130	$3,530	$3,386	$144

Recently Issued Accounting Pronouncements.  In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 provides guidance for determining the acquisition-date fair value of assets acquired and liabilities assumed in a business combination that arise from contingencies, and provides guidance on how to account for these assets and liabilities subsequent to the completion of a business combination. FSP FAS 141(R)-1 also requires increased disclosures on assets acquired and liabilities assumed in a business combination that arise from contingencies. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP FAS 141(R)-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (collectively, the “Fair Value FSPs”). FSP FAS 107-1 and APB 28-1 require that publicly traded companies, as defined in Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” (“APB Opinion No. 28”) make disclosures about the fair value of financial instruments for interim reporting periods, in addition to the disclosures made in annual financial statements. FSP FAS 115-2 and FAS 124-2 provide guidance on how to determine whether a security held as an available-for-sale, or held-to-maturity, security would be other-than-temporarily-impaired, and provides a methodology for determining whether the security is other-than-temporarily impaired. FSP FAS 115-2 and FAS 124-2 also require the determination of the amount of impairment relating to the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security (referred to as credit loss), which is reported in earnings in the period identified, and the amount of impairment related to other factors, which is reported in other comprehensive income and amortized into the impaired security over its remaining life. FSP FAS 157-4 provides guidance to help determine whether a market is inactive and to determine whether transactions in that market are not orderly. FSP FAS 157-4 also requires additional disclosures in circumstances where an entity has determined that a market is inactive and transactions in that market are not orderly. The Fair Value FSPs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently assessing the effects of the Fair Value FSPs, and has not yet determined the associated impact on the Company’s consolidated financial statements.

3.	Inventories

The major classes of inventory are as follows:

	As of
	April 3,	December 31,
	2009	2008
	(Dollars in millions)

Finished products and work in process	$320	$348
Raw materials and supplies	310	346

Total inventories	$630	$694

4.	Goodwill and Intangible Assets

Goodwill

In the first quarter of 2009, the Electronics segment was broken out as a separate operating segment, derived from the Chassis Systems and Occupant Safety Systems segments. As part of the Company’s change in its segment reporting structure, goodwill has been reallocated using a relative fair value allocation approach, consistent with the guidance under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components	Electronics
	Segment	Segment	Segment	Segment	Total
	(Dollars in millions)

Balance as of December 31, 2008	$831	$934	$—	$—	$1,765
Allocation of goodwill due to change in segment reporting	(31)	(392)	—	423	—
Effects of foreign currency translation	—	(3)	—	—	(3)

Balance as of April 3, 2009	$800	$539	$—	$423	$1,762

Intangible assets

The following table reflects intangible assets and related accumulated amortization:

	As of April 3, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$67	$(17)	$50	$67	$(14)	$53
Developed technology and other intangible assets	89	(63)	26	88	(61)	27

Total	156	$(80)	76	155	$(75)	80

Indefinite-lived intangible assets:
Trademarks	263		263	293		293

Total	$419		$339	$448		$373

In accordance with SFAS No. 142, the Company identified an indicator of impairment related to its trademarks during the first quarter, as a result of the continuing declines in sales of the Company’s products. Accordingly, the Company performed an impairment test in accordance with SFAS No. 142, and determined that its trademark intangible asset was impaired by $30 million as of April 3, 2009.

The Company expects that ongoing amortization expense will approximate the following over the next five years:

Years Ended December 31,
(Dollars in millions)

2009	$21
2010	21
2011	13
2012	11
2013	10

For intangible assets that are eligible for renewal or extension, the Company expenses all costs associated with obtaining the renewal or extension.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

5.	Other (Income) Expense — Net

The following table provides details of other (income) expense — net:

	Three Months Ended
	April 3,	March 28,
	2009	2008
	(Dollars in millions)

Provision for bad debts	$4	$3
Net (gains) losses on sales of assets	(4)	1
Foreign currency exchange losses	—	9
Royalty and grant income	(10)	(7)
Miscellaneous other income	(1)	(2)

Other (income) expense — net	$(11)	$4

6.	Accounts Receivable Securitization

United States Facility.  As of April 3, 2009, the Company had no outstanding borrowings under the United States receivables facility (the “Receivables Facility”).

On April 24, 2009, the Company terminated the Receivables Facility in order to participate in the Auto Supplier Support Program sponsored by the U.S. Treasury Department (“Auto Supplier Support Program”).

The Auto Supplier Support Program is designed to provide eligible suppliers with access to government-backed protection on those Chrysler LLC (“Chrysler”) and General Motors Corporation (“GM”) U.S. dollar receivables that are accepted into the program. In applying for the program, the Company selected the program option that provides government-backed protection on collection of the receivables and expedited payment terms, for which a charge of 3% of the accepted receivables is applicable. The Company has been designated by both Chrysler and GM as an eligible supplier. The Company has been advised that a substantial portion of the Chrysler U.S. dollar receivables of its U.S. subsidiaries arising from shipments to Chrysler’s U.S. assembly plants will be accepted into the program, but has not yet received confirmation of the GM receivables that will be accepted into the program.

In addition, the Company has been advised that Export Development Canada (“EDC”) has made available to the Company’s Canadian subsidiary insurance coverage on certain Chrysler receivables. EDC’s program is designed to guarantee a substantial portion of a Canadian supplier’s eligible receivables under the program. The Canadian subsidiary will be charged 6% per annum of the amount made available to it under the program.

Other Receivables Facilities.  Certain of the Company’s European subsidiaries have entered into receivables financing arrangements. The Company has a €75 million arrangement, which by its terms automatically renewed until January 2010, involving a wholly-owned special purpose vehicle, which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. The Company had a factoring arrangement in France which had provided for availability of up to €80 million, which was terminated on April 8, 2009. The Company also has a £25 million receivables financing arrangement in the United Kingdom, which by its terms automatically renewed until April 2010, under which the Company’s United Kingdom affiliates sell trade receivables directly to a United Kingdom bank. These European arrangements are renewable for one year at the end of their respective terms, if not terminated. As of April 3, 2009, approximately €66 million and £13 million were available for funding under these European receivables facilities, of which €33 million related to the France factoring arrangement. There were no outstanding borrowings under any of these facilities as of April 3, 2009 or December 31, 2008.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

As of April 3, 2009, the Company has entered into a €30 million factoring arrangement in Italy. The program is renewable for one year at the end of its respective term, if not terminated. As of April 3, 2009, the Company had factored approximately €28 million which was the total available for funding under the program.

7.	Income Taxes

Under APB Opinion No. 28, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon mix and timing of actual earnings versus annual projections.

Income tax benefit for the three months ended April 3, 2009 was $5 million on pre-tax losses of $134 million and is net of $13 million of tax expense that was recorded in establishing a valuation allowance against the net deferred tax assets of certain subsidiaries. Income tax expense for the three months ended March 28, 2008 was $47 million on pre-tax income of $146 million. As of April 3, 2009, the income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which a corresponding income tax expense or benefit is not recognized, partially offset by favorable foreign tax rates, holidays, and credits.

The Company operates in multiple jurisdictions throughout the world. The income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. It is possible that some or all of these examinations will conclude within the next 12 months. It is not possible at this point in time, however, to estimate whether the outcome of any examination will result in a significant change in the Company’s gross unrecognized tax benefits.

8.	Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

The following table provides the components of net pension (income) cost for the Company’s defined benefit pension plans for the three months ended April 3, 2009 and March 28, 2008:

	Three Months Ended
	April 3,			March 28,
	2009			2008
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$4	$4	$4	$4	$9	$5
Interest cost on projected benefit obligations	16	56	9	16	78	11
Expected return on plan assets	(21)	(77)	(4)	(21)	(103)	(5)
Amortization	(2)	(6)	—	(3)	—	—

Net pension (income) cost	$(3)	$(23)	$9	$(4)	$(16)	$11

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

Postretirement Benefits Other Than Pensions (“OPEB”)

The following table provides the components of net OPEB cost for the Company’s plans for the three months ended April 3, 2009 and March 28, 2008:

	Three Months Ended
	April 3,	March 28,
	2009	2008
	(Dollars in millions)

Service cost	$—	$1
Interest cost on projected benefit obligations	8	9
Amortization	(7)	(5)
Settlements	—	(1)

Net postretirement benefit cost	$1	$4

During the three months ended March 28, 2008, the Company recorded settlement gains of $1 million related to retiree medical buyouts.

9.	Financial Instruments

The fair value measurements for assets and liabilities recognized in the Company’s consolidated balance sheet at April 3, 2009, are as follows:

	Level 1(*)	Level 2(*)	Level 3(*)	Total
	(Dollars in millions)

Foreign currency forward contracts:
Current assets	$—	$1	$—	$1
Current liabilities	—	—	(123)	(123)
Long-term liabilities	—	—	(16)	(16)
Commodity swap contracts — current liability	—	—	(1)	(1)
Interest rate swap contracts — long-term liability	—	—	(7)	(7)

(*)	Level 1. The Company utilizes the market approach to determine the fair value of its assets and liabilities under Level 1 of the fair value hierarchy. The market approach pertains to transactions in active markets involving identical or comparable assets or liabilities.

Level 2. The fair values determined through Level 2 of the fair value hierarchy are derived principally from or corroborated by observable market data. Inputs include quoted prices for similar assets, liabilities (risk adjusted) and market-corroborated inputs, such as market comparables, interest rates, yield curves and other items that allow value to be determined.

Level 3. The fair values determined through Level 3 of the fair value hierarchy are derived principally from unobservable inputs from the Company’s own assumptions about market risk, developed based on the best information available, subject to cost-benefit analysis, and may include the Company’s own data. When there are no observable comparables, inputs used to determine value are derived from Company-specific inputs, such as projected financial data and the Company’s own views about the assumptions that market participants would use.

The following is a description of the valuation methodologies the Company used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Foreign Currency Forward Contracts:  The Company calculates the fair value of its foreign currency forward contracts using quoted currency forward rates to calculate forward value, and then discounting the forward values.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

Commodity Swap Contracts:  The Company calculates the fair value of its commodity swap contracts using quoted commodity forward rates to calculate forward values, and then discounting the forward values.

Interest Rate Swap Contracts:  The Company calculates the fair value of its interest rate swap contracts using quoted interest rate curves to calculate forward values of each calculated cash flow, then discounting the forward values.

The discount rates for all derivative contracts are based on quoted bank deposit or swap interest rates. For contracts which, when aggregated by counterparty, are in a liability position, these rates are adjusted by an estimate of the credit spread which market participants would apply if buying these contracts from the Company’s counterparties. At April 3, 2009, the Company determined that in its model to determine this credit spread, assumptions and factors other than quoted rates were significant enough to reclassify the fair value determination of its derivative liabilities from Level 2 to Level 3 within the fair value hierarchy.

Changes in Level 3 Recurring Fair Value Measurements

The table below provides a rollforward of the balance sheet amounts for the period ending April 3, 2009, for financial instruments classified by the Company within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs that are validated to external sources.

	Fair Value Measurements using Significant Unobservable Inputs					Change
	January 1,	Total Realized/	Purchases,	Transfers	April 3,	in Unrealized
	2009	Unrealized	Issuances,	into / out of	2009	Gains and
For the Three Months Ended April 3, 2009	Fair Value	Gains / (Losses)(*)	Settlements, Net	Level 3	Fair Value	(Losses)(*)
	(Dollars in millions)

Foreign currency forward contracts	$—	$—	$—	$(139)	$(139)	$—
Commodity swap contracts	—	—	—	(1)	(1)	—
Interest rate swap contracts	—	—	—	(7)	(7)	—

(*)	Unrealized gains (losses) on foreign currency forward contracts are recorded in the line item “Deferred Cash Flow Hedges” in Accumulated Other Comprehensive Income. Realized gains (losses) are recognized either in sales or cost of sales, depending on the nature of the underlying cash flow hedge.

The increase in Level 3 liabilities from December 31, 2008, to April 3, 2009, was due to the transfer of $147 million into Level 3, which consisted of the Company’s foreign currency forward contracts, commodity swap contracts and interest rate swap contracts due to the Company’s reclassification of the discount factor, as noted above.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, including investments in affiliates, which are written down to fair value as a result of impairment (see Note 4 for impairments of intangible assets and Note 12 for impairments of long-lived assets), asset retirement obligations, and restructuring liabilities (see Note 12). The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

settlement of liabilities. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

At April 3, 2009, the Company had $27 million and $10 million of restructuring accruals and asset retirement obligations, respectively, which were measured at fair value upon initial recognition of the associated liability. In addition, for the three months ended April 3, 2009, the Company recorded asset impairments of $4 million and $30 million associated with its determination of the fair value of its long-lived assets and intangible assets, respectively, which exhibited indicators of impairment.

10.	Derivative Instruments and Hedging Activities

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed through derivative instruments and hedging activities are foreign currency exchange rate risk and interest rate risk.

Cash Flow Hedges.  For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income, and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $73 million of losses, net of tax, included in other comprehensive income are expected to be reclassified into earnings in the next twelve months.

As of April 3, 2009, the Company had notional value of $1.7 billion foreign currency forward contracts outstanding and $325 million interest rate swap agreements outstanding.

Fair Value Hedges.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged risk are recognized in current earnings. As of April 3, 2009, the Company had no fair value hedges outstanding.

Derivative Instruments.  The fair value of the Company’s derivative instruments at April 3, 2009 follows:

	Assets		Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
	(Dollars in millions)

As of April 3, 2009:
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$—	Other long-term liabilities	$7
Foreign exchange contracts	Other current assets	3	Other current assets	2
	Other current liabilities	6	Other current liabilities	87
	Other long-term liabilities	2	Other long-term liabilities	17
Commodity contracts	Other current assets	—	Other current liabilities	1

Total derivatives designated as hedging instruments		11		114
Derivatives not designated as hedging instruments Foreign exchange contracts	Other current liabilities	9	Other current liabilities	51
	Other long-term liabilities	1	Other long-term liabilities	2

Total derivatives not designated as hedging instruments		10		53
Total derivatives		$21		$167

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

The Company utilizes a central treasury center (treasury group) to hedge its foreign currency exposure. The treasury group enters into intercompany derivative hedging instruments (intercompany derivatives) with members of the consolidated group. To qualify for hedge accounting, the treasury group offsets the exposure arising from these internal derivative contracts on a net basis for each foreign currency with unrelated third parties.

Members of the consolidated group initially designate the intercompany derivative as a cash flow hedge. The treasury group, who is the counterparty to the intercompany derivative, does not designate the instrument as a hedging derivative. The fair value of these intercompany derivatives is not included in the table above as they are eliminated in consolidation. A net intercompany liability of $7 million, related to contracts designated as hedging instruments, was eliminated against a net intercompany asset of $7 million, related to these same contracts not designated as hedging instruments by the Company’s treasury group. The contracts that are entered into with the unrelated third parties are included in the table above as derivatives not designated as hedging instruments.

The impact of derivative instruments on the statement of operations and OCI for the three months ended April 3, 2009 follows:

Cash Flow Hedges:

		Gain (Loss) Reclass from		Gain (Loss) Recognized in Income
	Gain (Loss)	Accumulated OCI into Income		(Ineffective Portion and Amount Excluded
	Recognized in OCI	(Effective Portion)		from Effectiveness Testing)
Derivatives	(Effective Portion)	Location	Amount	Location	Amount(1)
(Dollars in millions)

Interest rate contracts	$(1)	Interest income (expense)	$(1)	Other income (expense)	$—
Foreign currency exchange contracts	(7)	Sales	(37)	Other income (expense)	(1)
		Cost of Sales	(6)
		Other income (expense)	2
Commodity contracts	1	Cost of Sales	(1)	Other income (expense)	—

Total	$(7)		$(43)		$(1)

Undesignated Derivatives:

	Gain (Loss) Recognized
	in Income on Derivatives
Derivatives	Location	Amount
	(Dollars in millions)

Foreign currency exchange contracts	Other income (expense)	$(2)

Total		$(2)

(1)	The amount of gain or (loss) recognized in income represents a $1 million loss related to the ineffective portion of the hedging relationships and a de minimis amount excluded from the assessment of hedge effectiveness for the three months ended April 3, 2009.

Credit-Risk-Related Contingent Features

The Company has entered into International Swaps and Derivatives Association (“ISDA”) agreements with each of its significant derivative counterparty banks. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance and do not contain any margin call

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of April 3, 2009, the Company had not posted any collateral to support its derivatives in a liability position.

11.	Debt

Total outstanding debt of the Company as of April 3, 2009 and December 31, 2008 consisted of the following:

	As of
	April 3,	December 31,
	2009	2008
	(Dollars in millions)

Short-term debt	$61	$66

Long-term debt:
Senior notes, due 2014 and 2017	$1,409	$1,471
Term loan facilities	1,091	1,093
Revolving credit facility	310	200
Capitalized leases	45	47
Other borrowings	42	45

Total long-term debt	2,897	2,856
Less current portion	62	53

Long-term debt, net of current portion	$2,835	$2,803

Senior Notes

In March 2007, the Company issued 7% Senior Notes and 6 3/8% Senior Notes, each due 2014, in principal amounts of $500 million and €275 million, respectively, and 7 1/4% Senior Notes due 2017 in the principal amount of $600 million (collectively, the “New Senior Notes”) in a private offering. Interest is payable semi-annually on March 15 and September 15 of each year. The New Senior Notes are unconditionally guaranteed on a senior unsecured basis by substantially all existing and future wholly-owned domestic subsidiaries and by TRW Automotive Finance (Luxembourg), S.à.r.l., a Luxembourg subsidiary.

In March 2009, the Company entered into transactions to repurchase $38 million in principal amount of the 7 1/4% Senior Notes, €5 million in principal amount of the 6 3/8% Senior Notes and $3 million in principal amount of the 7% Senior Notes totaling $47 million. As a result of these transactions, the Company recorded a gain on retirement of debt of $34 million, including the write-off of a portion of deferred financing fees and premiums. The repurchased notes were retired upon settlement.

Additionally, after April 3, 2009, the Company entered into transactions to repurchase €5 million in principal amount of the 6 3/8% Senior Notes and $3 million in principal amount of the 7% Senior Notes totaling $10 million. The Company will record a gain on retirement of debt of $7 million, including the write-off of a portion of deferred financing fees and premiums, in the second quarter of 2009. The repurchased notes were retired upon settlement.

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

As of April 3, 2009, the Company had approximately $1 billion of availability under its Revolving Credit Facility, which reflects reduced availability primarily as a result of $310 million of borrowings and $51 million in outstanding letters of credit and bank guarantees. In the second quarter of 2009, the Company drew down additional funds under its $1.4 billion Revolving Credit Facility (bringing the total utilization to $1.3 billion, including $0.1 billion of letters of credit) in order to bolster its liquidity position due to concerns about ongoing disruptions in the financial markets and uncertainty in the automotive industry and global economy.

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

Senior Secured Credit Facilities.  The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to incur additional indebtedness or issue preferred stock, repay other indebtedness (including the New Senior Notes), pay certain dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing TRW Automotive Inc.’s indebtedness, including the New Senior Notes, and change the business conducted by the Company. In addition, the Senior Secured Credit Facilities require certain prepayments from excess cash flows, as defined, in connection with certain asset sales and the incurrence of debt not permitted under the Senior Secured Credit Facilities. The Senior Secured Credit Facilities also include customary events of default.

The Senior Secured Credit Facilities also contain certain financial covenants including a maximum total leverage ratio and a minimum interest coverage ratio that would impact the Company’s ability to borrow on these facilities if not met. These ratios are calculated on a trailing four quarter basis.

As of April 3, 2009, the Company was in compliance with all of its financial covenants. However, as a result of the current automotive industry environment, it is unlikely that the Company will be in compliance with its debt covenants throughout 2009. In the event of noncompliance, the Company believes that it will be able to obtain a waiver from the lender group or successfully amend the covenants.

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

12.	Restructuring Charges and Asset Impairments

Restructuring charges and asset impairments include the following:

	Three Months Ended
	April 3,	March 28,
	2009	2008
	(Dollars in millions)

Severance and other charges	$20	$4
Asset impairments related to restructuring activities	—	—

Total restructuring charges	20	4
Other fixed asset impairments	4	4
Intangible asset impairments	30	—

Total restructuring charges and asset impairments	$54	$8

Restructuring charges and asset impairments by segment are as follows:

Chassis Systems

For the three month periods ended April 3, 2009 and March 28, 2008, this segment incurred charges of approximately $8 million and $3 million, respectively, primarily related to severance, retention and outplacement services at various production facilities. For the three months ended April 3, 2009, this segment recorded $1 million of postemployment benefit expense related to severance in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits‘(“SFAS No. 112”). This charge was primarily related to the ongoing global workforce reduction initiatives that began in the fourth quarter of 2008.

For the three month periods ended April 3, 2009 and March 28, 2008, this segment recorded other fixed asset impairments of approximately $2 million and $4 million, respectively, to write down certain machinery and equipment to fair value based on estimated future cash flows.

Occupant Safety Systems

For the three months ended April 3, 2009, this segment recorded $4 million of postemployment benefit expense related to severance in accordance with SFAS No. 112. This charge was primarily related to the ongoing global workforce reduction initiatives that began in the fourth quarter of 2008.

For the three months ended March 28, 2008, this segment incurred charges of approximately $1 million primarily related to severance, retention and outplacement services at various production facilities.

Automotive Components

For the three months ended April 3, 2009, this segment incurred charges of approximately $3 million primarily related to severance, retention and outplacement services at various production facilities. Also during the three months ended April 3, 2009, this segment recorded $2 million of postemployment benefit expense related to severance in accordance with SFAS No. 112. This charge was primarily related to the ongoing global workforce reduction initiatives that began in the fourth quarter of 2008.

For the three months ended March 28, 2008, this segment incurred de minimis restructuring charges.

For the three months ended April 3, 2009, this segment recorded other fixed asset impairments of approximately $2 million to write down certain machinery and equipment to fair value based on estimated future cash flows.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

Electronics

For the three months ended April 3, 2009, this segment incurred charges of approximately $1 million primarily related to severance, retention and outplacement services at various production facilities.

Corporate

For the three months ended April 3, 2009, this segment incurred charges of approximately $1 million primarily related to severance, retention and outplacement services at various facilities.

For the three months ended April 3, 2009, this segment recorded intangible asset impairments of $30 million related to certain indefinite-lived intangible assets (See Note 4).

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges but excludes reserves related to SFAS No. 112:

	Three Months Ended
	April 3,	March 28,
	2009	2008
	(Dollars in millions)

Beginning balance	$32	$34
Current period accruals, net of changes in estimates	13	4
Purchase price allocation	—	1
Used for purposes intended	(19)	(10)
Effects of foreign currency translation	1	(1)

Ending balance	$27	$28

Of the $27 million restructuring reserve as of April 3, 2009, approximately $22 million is expected to be paid in 2009. The remaining balance is expected to be paid in 2010 through 2013 and is comprised primarily of involuntary employee termination arrangements outside the United States.

During the three month period ended March 28, 2008, the Company recorded net adjustments of approximately $1 million to purchase price allocations for severance and other costs pertaining to the planned closure of certain facilities in relation to acquisitions in accordance with the provisions of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

13.	Capital Stock

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the “Common Stock”), of which 101,448,539 shares are issued and outstanding as of April 3, 2009, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations under the Company’s stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

From time to time, capital stock is issued in conjunction with the exercise of stock options and the vesting of restricted stock units issued as part of the Company’s stock incentive plan.

14.	Share-Based Compensation

On February 26, 2009, the Company granted 678,000 stock options and 642,400 restricted stock units to employees, executive officers and directors of the Company pursuant to the TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (as amended, the “Plan”). The options have an 8-year life, and both the options and a majority

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

of the restricted stock units vest ratably over three years. The options have an exercise price equal to the fair value of the stock on the grant date, which was $2.70.

As of April 3, 2009, the Company had approximately 1,329,201 shares of Common Stock available for issuance under the Plan. On February 18, 2009, the Compensation Committee of the Company’s Board of Directors approved, subject to stockholder approval, amendments to the Plan to, among other things, increase the number of shares available for issuance under the Plan by 4,500,000 shares. The amendment has been submitted to the stockholders for approval at the annual stockholders’ meeting scheduled on May 19, 2009.

Approximately 8,289,785 options and 1,125,911 nonvested restricted stock units were outstanding as of the same date. Approximately one-half of the options have a 10-year term and vest ratably over five years, whereas the rest of the options have an 8-year term and vest ratably over three years.

The total share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended
	April 3,	March 28,
	2009	2008
	(Dollars in millions)

Stock options	$2	$3
Restricted stock units	2	3

Total share-based compensation expense	$4	$6

15.	Related Party Transactions

Blackstone.  In connection with the acquisition by affiliates of The Blackstone Group L.P. (“Blackstone”) of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop (the “Acquisition”), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services. Approximately $1 million is included in the consolidated statements of operations for each of the three months ended April 3, 2009 and March 28, 2008.

Core Trust Purchasing Group.  In the first quarter of 2006, the Company entered into a five-year participation agreement (“participation agreement”) with Core Trust Purchasing Group, formerly named Cornerstone Purchasing Group LLC (“CPG”) designating CPG as exclusive agent for the purchase of certain indirect products and services. CPG is a “group purchasing organization” which secures from vendors pricing terms for goods and services that are believed to be more favorable than participants could obtain for themselves on an individual basis. Under the participation agreement the Company must purchase 80% of the requirements of its participating locations for the specified products and services through CPG. If the Company does not purchase at least 80% of the requirements of its participating locations for the specified products and services, the sole remedy of CPG is to terminate the agreement. The agreement does not obligate the Company to purchase any fixed or minimum quantities nor does it provide any mechanism for CPG to require the Company to purchase any particular quantity. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendor in respect of purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of purchases by the Company under the participation agreement to an affiliate of Blackstone. For the three months ended April 3, 2009 and March 28, 2008, the affiliate of Blackstone received de minimis fees from CPG.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

16.	Operating Segments

In the first quarter of 2009, the Company began to manage and report on the Electronics business separately from its other operating segments so as to provide discrete financial information on its four key operating segments. As such, the Company has made appropriate adjustments to its segment-related disclosures for the first quarter of 2009 as well as historical figures.

The following table presents certain financial information by segment:

	Three Months Ended
	April 3,	March 28,
	2009	2008
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$1,405	$2,274
Occupant Safety Systems	599	1,087
Automotive Components	268	528
Electronics	118	255

Total sales to external customers	$2,390	$4,144

Intersegment sales:
Chassis Systems	$5	$13
Occupant Safety Systems	6	12
Automotive Components	6	14
Electronics	55	88

Total intersegment sales	$72	$127

Total segment sales:
Chassis Systems	$1,410	$2,287
Occupant Safety Systems	605	1,099
Automotive Components	274	542
Electronics	173	343

Total segment sales	$2,462	$4,271

(Losses) earnings before taxes, including noncontrolling interest:
Chassis Systems	$(49)	$63
Occupant Safety Systems	(21)	84
Automotive Components	(38)	28
Electronics	(5)	43

Segment (losses) earnings before taxes	(113)	218
Corporate expense and other	(15)	(28)
Finance costs	(42)	(49)
Gain on retirement of debt	34	—
Net earnings attributable to noncontrolling interest, net of tax	2	5

(Losses) earnings before income taxes and noncontrolling interest, net of tax	$(134)	$146

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

	Years Ended December 31,
	2008	2007
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$8,505	$7,750
Occupant Safety Systems	3,782	3,974
Automotive Components	1,837	1,991
Electronics	871	987

Total sales to external customers	$14,995	$14,702

Intersegment sales:
Chassis Systems	$40	$53
Occupant Safety Systems	41	47
Automotive Components	52	44
Electronics	313	308

Total intersegment sales	$446	$452

Total segment sales:
Chassis Systems	$8,545	$7,803
Occupant Safety Systems	3,823	4,021
Automotive Components	1,889	2,035
Electronics	1,184	1,295

Total segment sales	$15,441	$15,154

(Losses) earnings before taxes, including noncontrolling interest:
Chassis Systems	$144	$232
Occupant Safety Systems	(42)	329
Automotive Components	(592)	82
Electronics	111	168

Segment (losses) earnings before taxes	(379)	811
Corporate expense and other	(90)	(178)
Finance costs	(184)	(233)
Loss on retirement of debt	—	(155)
Net earnings attributable to noncontrolling interest, net of tax	15	19

(Losses) earnings before income taxes and noncontrolling interest, net of tax	$(638)	$264

Capital expenditures:
Chassis Systems	$214	$257
Occupant Safety Systems	149	137
Automotive Components	54	51
Electronics	50	55
Corporate	15	13

	$482	$513

Depreciation and amortization:
Chassis Systems	$288	$273
Occupant Safety Systems	125	127
Automotive Components	96	99
Electronics	62	53
Corporate	5	5

	$576	$557

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

	As of December 31,
	2008	2007
	(Dollars in millions)

Segment assets:
Chassis Systems	$3,729	$4,242
Occupant Safety Systems	2,734	3,180
Automotive Components	842	1,750
Electronics	374	364

Segment assets	7,679	9,536
Corporate assets	1,418	2,439

Segment and corporate assets	9,097	11,975
Deferred tax assets	175	315

Total assets	$9,272	$12,290

17.	Contingencies

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

As of April 3, 2009, the Company had reserves for environmental matters of $43 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement relating to the Acquisition. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company’s financial position, results of operations or cash flows of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position, results of operations or cash flows or the possible effect of compliance with environmental requirements imposed in the future.

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

18.	Subsequent Events

On April 30, 2009, Chrysler and certain of its U.S. subsidiaries filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company’s sales to Chrysler’s North American operations for the three months ended April 3, 2009 were $195 million or approximately 8.2% of consolidated sales and therefore, Chrysler is an important customer to the Company. Management is evaluating the impact of this bankruptcy, but has concluded that the outstanding receivable from Chrysler as of April 3, 2009 is collectable and that there are no adjustments required to the condensed consolidated financial statements as of April 3, 2009. As discussed in Note 6, the Company is participating in the Auto Supplier Support Program for certain Chrysler receivables.

In addition to Chrysler, GM also is an important customer. The Company’s sales to GM’s North American operations for the three months ended April 3, 2009 were $139 million or approximately 5.8% of consolidated sales. There is uncertainty surrounding GM’s future structure and potential of filing for bankruptcy protection. The impact of any potential bankruptcy filing by GM is under review by management, but would be influenced by the nature, timing and form of such filing. As discussed in Note 6, the Company is awaiting confirmation of the GM receivables that will be accepted into the Auto Supplier Support Program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on February 20, 2009, and the other information included herein. References in this quarterly report on Form 10-Q (this “Report”) to “we,” “our,” or the “Company” refer to TRW Automotive Holdings Corp., together with its subsidiaries.

EXECUTIVE OVERVIEW

Our Business

We are among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers, or OEMs, and related aftermarkets. We conduct substantially all of our operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily airbags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). Given the increasing importance and focus on the use of electronics in vehicle safety systems, in the first quarter of 2009, we began to manage and report our Electronics business separately from our other segments. As a result, we have made appropriate adjustments to our segment-related disclosures for the first quarter of 2009 as well as historical figures. Our Electronics segment focuses on the design, manufacture and sale of electronic components and systems in the areas of safety, radio frequency (“RF”), chassis, driver assistance and powertrain. As a result, we now operate our business along four segments: Chassis Systems, Occupant Safety Systems, Automotive Components and Electronics.

We are primarily a “Tier 1” supplier, with over 86% of our end-customer sales in 2008 made to major OEMs. Of our 2008 sales, approximately 56% were in Europe, 30% were in North America, 9% were in Asia, and 5% were in the rest of the world.

Financial Results

Our net sales for the three months ended April 3, 2009 were $2.4 billion, which represents a decrease of 42% over the prior year period. The decrease in sales was driven by significantly lower vehicle production volumes worldwide. Also contributing to the decrease in sales were unfavorable movements in foreign currency exchange rates compared to the prior year period.

Operating losses for the three months ended April 3, 2009 were $125 million compared to operating income of $188 million for the three months ended March 28, 2008. The decline in operating results of $313 million resulted primarily from the profit impact of lower sales due to lower production volumes. Also contributing to the decrease in operating results were intangible asset impairments of $30 million for the three months ended April 3, 2009, whereas there were no intangible asset impairments in the prior year period, and restructuring charges and fixed asset impairments of $24 million for the three months ended April 3, 2009, compared to $8 million in the prior year period.

Net losses for the three months ended April 3, 2009 were $131 million as compared to net earnings of $94 million for the three months ended March 28, 2008. This decrease of $225 million was primarily the result of the significant decrease in operating results of $313 million, as described above, offset by a gain on retirement of debt of $34 million recognized during the 2009 period and a favorable change in income taxes of $52 million, from an expense of $47 million in the prior year period to a benefit of $5 million for the three months ended April 3, 2009.

Recent Trends and Market Conditions

The automotive and automotive supply industries continued to experience unfavorable trends and developments during the three months ended April 3, 2009. These trends and developments include:

General Economic Factors:

Overall negative economic conditions, including the fallout surrounding the global financial markets, rising unemployment and lower consumer confidence, have continued to adversely impact the automotive and automotive supply industries. Such conditions have resulted in a significant decrease in demand for automobiles, and a corresponding decrease in vehicle sales and production. For example, in North America production levels are at a 30 year low.

Production Levels:

In Europe, where over fifty percent of our sales originated in 2008, vehicle production continued to decline sharply during the first quarter of 2009. In response to the continued downturn, several European governments have implemented programs to support the automotive industry (such as scrappage programs and tax incentives to stimulate demand as well as direct financial aid to OEMs). Although the results of such programs have increased demand for automobiles, production remains far below recent historical levels and it is unclear whether the improved sales can be sustained over the longer term.

During the first quarter of 2009, we also experienced similar negative trends in vehicle production in North America, where approximately thirty percent of our sales originated in 2008. Our customer base in this region is heavily weighted toward Chrysler LLC (“Chrysler”), Ford Motor Company (“Ford”) and General Motors Corporation (“GM”) (and together with Chrysler and Ford, the “Detroit Three”). While all OEMs in North America have suffered a significant decline in sales and production over the past six months, the Detroit Three have suffered disproportionately. As a result, each of the Detroit Three is in the midst of unprecedented restructuring, including permanent reductions in capacity. Chrysler also announced that most of its manufacturing operations would be temporarily idled effective May 4, 2009 for a period of 30 to 60 days. On April 23, 2009, GM announced it is idling 13 assembly operations in North America in the second and early third quarter of this year. In response to the negative market conditions, governments in North America have also implemented, or are in the process of implementing, programs to support the automotive industry (such as new vehicle purchase tax incentives, direct financial aid to OEMs and automotive supplier support programs). These programs are heavily focused on support to the OEMs and suppliers compared to the European programs, which are focused more on increasing demand. Despite the apparent success of the stimulus programs in Europe, it is premature to know if the programs in North America will achieve a similar result.

Product Mix:

In addition to the overall decline in demand and production, there also has been a change in the mix of vehicles being sold and produced. In general, in both Europe and North America the mix has been moving away from larger vehicles (in Europe, large cars, and in North America, SUVs/light trucks) toward smaller, more fuel efficient passenger cars. This shift in mix is putting further strain on OEMs and suppliers as smaller vehicles and their components and systems generally are less profitable, therefore, OEMs and suppliers are having to invest scarce resources to redesign products and retool production facilities. In North America, OEMs face an additional challenge because the change in mix appears to be correlated to short-term fluctuations in the price of gasoline, which impacts consumer preferences, causing production to fluctuate between SUVs/light trucks and more fuel efficient passenger cars.

OEM and Supplier Restructuring Actions:

Significantly lower global production volumes, tightened liquidity and increased cost of capital have combined to cause severe financial distress among many companies within the automotive industry (including both OEMs and suppliers) and have forced those companies to implement various forms of restructuring actions. Several large automotive suppliers have entered into reorganization or liquidation plans under bankruptcy court protection. In December 2008, Chrysler and GM sought and received loans from the U.S. government. As a condition to receiving additional government loans, both Chrysler and GM were required to submit comprehensive restructuring plans to the U.S. government for approval. On April 30, 2009, Chrysler and certain of its U.S. subsidiaries filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Management is evaluating the impact of this bankruptcy, but has concluded that there are no adjustments required to the condensed consolidated financial statements as of April 3, 2009.

At this time, it remains unclear whether or not GM will secure approval for its plan and receive additional funding. Despite the potential for this additional support from the U.S. government, there is widespread speculation that GM may also file for bankruptcy court protection. The impact of any potential bankruptcy filing by GM is under review by management, but would be influenced by the nature, timing and form of such filing.

Unfavorable industry conditions have also resulted in financial distress in the Tier 2 and Tier 3 supply base, which in some cases poses a risk of supply disruption to us or requires intervention by us to provide financial support in order to avoid supply disruption. This financial distress may be exacerbated by Chrysler’s recent bankruptcy filing and the recently announced plant idlings by Chrysler and GM. We have dedicated resources and systems to closely monitor the viability of our supply base and are constantly evaluating opportunities to mitigate the risk and/or effects of any disruption caused by a supplier. Such monitoring efforts notwithstanding, it can be difficult and expensive to change suppliers that are critical to our business. As a result, severe financial distress of our suppliers could negatively affect our business, either through an inability to meet our commitments or having to meet them with excessive and unplanned cost.

Inflation and Pricing Pressure:

In general, overall commodity volatility and inflationary and deflationary pressures are a significant concern for our business and have been a considerable operational and financial focus for the Company. Furthermore, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their inability to adequately address these pressures. We have continued to work with our suppliers and customers to manage changes in commodity costs; however, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.

Additionally, pressure from our customers to reduce prices is characteristic of the automotive supply industry. This pressure is substantial and will continue. Consequently, to maintain a competitive position and continue to win new business, pricing for our products tends to decline over the life of customer programs. Historically, we have taken steps to reduce costs and minimize or resist price reductions; however, to the extent our cost reductions are not sufficient to support committed price reductions, our profit margins will be negatively affected. In addition to pricing concerns, customers continue to seek changes in terms and conditions in our contracts concerning warranty and recall participation and payment terms on products shipped. We believe that the likely resolution of these proposed modifications will not have a material adverse effect on our financial condition, results of operations or cash flows.

Foreign Currencies:

In the first quarter of 2009 we experienced a negative impact on our reported earnings in U.S. dollars resulting from the translation of results denominated in other currencies, mainly the euro, which had depreciated against the U.S. dollar. Additionally, operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies. While we employ financial instruments to hedge certain exposures to fluctuations in foreign currency exchange rates, we cannot ensure that these hedging actions will insulate us from currency effects.

Strategic Initiatives in Response to Industry Trends

On an ongoing basis, we evaluate our competitive position in the automotive supply industry and determine what actions are required to maintain and improve that position, especially in consideration of the significant decline in economic conditions in general and the global automotive industry in particular (such as collapsed demand and production, unfavorable product mix shifts and industry-wide financial distress).

Consequently, since the beginning of 2008 and the first quarter of 2009 we have undertaken a number of restructuring and cost reduction initiatives to partially mitigate the impact of the industry downturn. Such initiatives have included a series of headcount reductions of approximately 14,300 employees worldwide and significant restrictions on capital expenditures and other discretionary spending. During the first quarter of 2009, we recorded restructuring charges of approximately $20 million related to headcount reductions. We continue to evaluate our global footprint to ensure that the Company is properly configured and sized based on changing market conditions. Plant rationalization beyond the facilities we have closed, or have announced for closure, and additional global workforce reduction efforts may be warranted.

During April 2009, the Company applied to participate in the Auto Supplier Support Program sponsored by the U.S. Treasury Department. The Auto Supplier Support Program is designed to provide eligible suppliers with access to government-backed protection on those Chrysler and GM U.S. dollar receivables that are accepted into the program. The Company has been advised that a substantial portion of the Chrysler U.S. dollar receivables of its U.S. subsidiaries arising from shipments to Chrysler’s U.S. assembly plants will be accepted into the program, but has not yet received confirmation of the GM receivables that will be accepted into the program.

In addition, the Company has been advised that Export Development Canada (“EDC”) has made available to the Company’s Canadian subsidiary insurance coverage on certain Chrysler receivables. EDC’s program is designed to guarantee a substantial portion of a Canadian supplier’s eligible receivables under the program.

As governments in Europe and North America implement programs to support and stimulate the automotive industry, we will continue to evaluate the impact of these programs and the potential benefits of participation on our financial condition.

Our Debt and Capital Structure

On an ongoing basis we monitor, and may modify, our debt and capital structure. Cash flows generated from operations, our primary source of liquidity, help to fund our debt service requirements, capital expenditures, working capital requirements, research and development programs and may be used for other general corporate purposes. In addition, we rely upon our revolving credit facility and receivables facilities as sources of available liquidity. Our current financing plans were designed to permit us to respond to changing conditions in credit markets, and provide flexibility in our worldwide financing activities. However, the ability to fully utilize these facilities may be subject to the financial strength of the underlying participants of the agreements and, in the case of our receivables facilities, the underlying financial strength of our customers. Additionally, our ability to utilize our revolving credit facility is based on compliance with our debt covenants. Although we were in compliance with our debt covenants as of April 3, 2009, as a result of the current automotive industry environment, it is unlikely that the Company will be in compliance with its debt covenants throughout 2009. In the event of noncompliance, the Company believes that it will be able to obtain a waiver from the lender group or successfully amend the covenants.

As market conditions warrant, we and our major equity holders, including The Blackstone Group L.P. and its affiliates (the “Blackstone Investors”), may from time to time repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or otherwise.

In March 2009, the Company entered into transactions to repurchase $38 million in principal amount of the 7 1/4% Senior Notes, €5 million in principal amount of the 6 3/8% Senior Notes and $3 million in principal amount of the 7% Senior Notes totaling $47 million. As a result of these transactions, the Company recorded a gain on retirement of debt of $34 million, including the write-off of a portion of deferred financing fees and premiums. The repurchased notes were retired upon settlement.

Additionally, after April 3, 2009, the Company entered into transactions to repurchase €5 million in principal amount of the 6 3/8% Senior Notes and $3 million in principal amount of the 7% Senior Notes totaling $10 million. The Company will record a gain on retirement of debt of $7 million, including the write-off of a portion of deferred financing fees and premiums, in the second quarter of 2009. The repurchased notes were retired upon settlement.

Trademark Impairment

Due to the continued decline in vehicle production volumes and the resulting decline in our sales during the first quarter of 2009, we determined that an indicator of impairment of our trademarks existed and recognized a $30 million impairment charge.

Electronics Segment

Our Electronics segment focuses on the design, manufacture and sale of electronics components and systems in the areas of safety, RF, chassis, driver assistance and powertrain. We sell our Electronics products primarily to OEMs and to TRW Chassis Systems (braking and steering applications). We also sell these products to OEM service organizations. We believe our Electronics segment is well positioned to capitalize on growth trends toward (1) increasing electronic content per vehicle, (2) increasing active safety systems, particularly in the areas of electric steering, electronic vehicle stability control and integrated vehicle control systems; (3) increasing passive safety systems, particularly in the areas of side and curtain air bag systems and active seat belt pretensioning and retractor systems; (4) integration of active and passive safety systems; and (5) improving fuel economy and reducing CO2 emissions.

Product Line	Description

Safety Electronics	Front and side crash sensors, vehicle rollover sensors, airbag diagnostic modules, weight sensing systems for occupant detection
RF Electronics	Remote keyless entry systems, passive entry systems, advanced theft deterrent systems, direct tire pressure monitoring systems
Chassis Electronics	Inertial measurement units, electronic control units for electronic anti-lock braking and vehicle stability control systems and electric power steering systems, integrated inertial measurement unit/airbag diagnostic modules
Driver Assist Systems	Active cruise control systems lane keeping/lane departure warning systems
Powertrain Electronics	Electronic control units for medium- and heavy-duty diesel-powered engines

RESULTS OF OPERATIONS

The following unaudited consolidated statements of operations compare the results of operations for the three months ended April 3, 2009 and March 28, 2008.

Total Company Results of Operations

Consolidated Statements of Operations
For the Three Months Ended April 3, 2009 and March 28, 2008
(Unaudited)

	Three Months Ended		Variance
	April 3,	March 28,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)

Sales	$2,390	$4,144	$(1,754)
Cost of sales	2,360	3,803	(1,443)

Gross profit	30	341	(311)
Administrative and selling expenses	107	132	(25)
Amortization of intangible assets	5	9	(4)
Restructuring charges and fixed asset impairments	24	8	16
Intangible asset impairments	30	—	30
Other (income) expense — net	(11)	4	(15)

Operating (losses) income	(125)	188	(313)
Interest expense — net	41	48	(7)
Gain on retirement of debt	(34)	—	(34)
Accounts receivable securitization costs	1	1	—
Equity in losses (earnings) of affiliates, net of tax	1	(7)	8

(Losses) earnings before income taxes	(134)	146	(280)
Income tax (benefit) expense	(5)	47	(52)

Net (losses) earnings before noncontrolling interest	(129)	99	(228)
Net earnings attributable to noncontrolling interest, net of tax	2	5	(3)

Net (losses) earnings	$(131)	$94	$(225)

Three Months Ended April 3, 2009 Compared to Three Months Ended March 28, 2008

Sales decreased by $1,754 million for the three months ended April 3, 2009 as compared to the three months ended March 28, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $1,310 million. The lower volume was attributable to a decline in light vehicle production volumes in all major geographic regions. Foreign currency exchange also had a net unfavorable impact on sales of $444 million due to the relative strength of the U.S. dollar against other currencies (most notably the euro).

Gross profit decreased by $311 million for the three months ended April 3, 2009 as compared to the three months ended March 28, 2008. The decrease in gross profit was driven primarily by lower volume and adverse mix, together which totaled to $351 million and the net unfavorable impact of foreign currency exchange of $63 million. These unfavorable items were partially offset by cost reductions (in excess of inflation and price reductions provided to customers) of $89 million and lower pension and postretirement benefit expense of $13 million. Gross profit as a percentage of sales for the three months ended April 3, 2009 was 1.3% compared to 8.2% for the three months ended March 28, 2008.

Administrative and selling expenses decreased by $25 million for the three months ended April 3, 2009 as compared to the three months ended March 28, 2008. The decrease was driven primarily by cost reductions in excess of inflation and other costs which in total netted to $13 million and the favorable impact of foreign currency exchange of $12 million. Administrative and selling expenses as a percentage of sales were 4.5% for the three months ended April 3, 2009, as compared to 3.2% for the three months ended March 28, 2008.

Restructuring charges and fixed asset impairments increased by $16 million for the three months ended April 3, 2009 compared to the three months ended March 28, 2008. The increase was driven primarily by an increased level of restructuring activities related to the ongoing global workforce reduction initiatives that began in the fourth quarter of 2008.

Intangible asset impairments were $30 million for the three months ended April 3, 2009, while there were none in the three months ended March 28, 2008. During the first quarter of 2009, due to the negative economic and industry conditions, impairment charges of $30 million were recorded as a result of testing the recoverability of our trademark intangible assets.

Other (income) expense — net improved by $15 million for the three months ended April 3, 2009 as compared to the three months ended March 28, 2008. This was primarily due to an increase in net gains on sale of assets of $5 million, a favorable change in foreign currency exchange losses of $9 million, and an increase in royalty and grant income of $3 million. This was offset by an unfavorable change in provision for bad debts of $1 million and a decrease in miscellaneous other income of $1 million.

Interest expense — net decreased by $7 million for the three months ended April 3, 2009 as compared to the three months ended March 28, 2008, primarily as the result of lower interest rates on variable rate debt.

Gain on retirement of debt was $34 million for the three months ended April 3, 2009. During the first quarter of 2009, we repurchased $47 million in principal amount of the New Senior Notes and recorded a gain on retirement of debt of $34 million, including the write-off of a portion of deferred financing fees and premiums.

Income tax benefit for the three months ended April 3, 2009 was $5 million on pre-tax losses of $134 million as compared to income tax expense of $47 million on pre-tax income of $146 million for the three months ended March 28, 2008. The tax benefit for the three months ended April 3, 2009 is net of tax expense of $13 million that was recorded in establishing a valuation allowance against the net deferred tax assets of certain subsidiaries. The income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which a corresponding income tax expense or benefit is not recognized, partially offset by favorable foreign tax rates, holidays, and credits.

Segment Results of Operations

	Three Months Ended
	April 3,	March 28,
	2009	2008
	(Dollars in millions)

Total sales, including intersegment sales:
Chassis Systems	$1,410	$2,287
Occupant Safety Systems	605	1,099
Automotive Components	274	542
Electronics	173	343
Intersegment elimination	(72)	(127)

	$2,390	$4,144

(Losses) earnings before taxes, including noncontrolling interest:
Chassis Systems	$(49)	$63
Occupant Safety Systems	(21)	84
Automotive Components	(38)	28
Electronics	(5)	43

Segment (losses) earnings before taxes	(113)	218
Corporate expense and other	(15)	(28)
Financing costs	(42)	(49)
Gain on retirement of debt	34	—
Net earnings attributable to noncontrolling interest, net of tax	2	5

(Losses) earnings before taxes and noncontrolling interest, net of tax	$(134)	$146

Chassis Systems

Three Months Ended April 3, 2009 Compared to Three Months Ended March 28, 2008

	Three Months Ended		Variance
	April 3,	March 28,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)

Sales, including intersegment sales	$1,410	$2,287	$(877)
(Losses) earnings before taxes	(49)	63	(112)
Restructuring charges and asset impairments included in (losses) earnings before taxes	11	7	4

Sales, including intersegment sales decreased by $877 million for the three months ended April 3, 2009 as compared to the three months ended March 28, 2008. The decrease in sales was driven primarily by lower volume net of favorable price recoveries from customers, together which net to $647 million. The lower volume was attributable to a decline in light vehicle production volumes in all major geographic regions. Foreign currency exchange also had a net unfavorable impact on sales of $230 million.

Earnings before taxes decreased by $112 million for the three months ended April 3, 2009 as compared to the three months ended March 28, 2008. The decrease in earnings was driven primarily by lower volume and adverse mix which totaled $127 million, the net unfavorable impact of foreign currency exchange of $18 million, increased restructuring and impairment costs of $4 million and higher warranty costs of $3 million. These items were partially offset by cost reductions (in excess of inflation) and price recoveries from customers, which in total net to $39 million.

For the three months ended April 3, 2009, this segment recorded restructuring charges of approximately $9 million primarily related to severance, retention and outplacement services as well as postemployment benefit expense at various production facilities and other fixed asset impairments of approximately $2 million to write down certain machinery and equipment to fair value based on estimated future cash flows. For the three months ended March 28, 2008, this segment recorded restructuring charges of approximately $3 million primarily related to severance, retention and outplacement services at various production facilities and other fixed asset impairments of approximately $4 million to write down certain machinery and equipment to fair value based on estimated future cash flows.

Occupant Safety Systems

Three Months Ended April 3, 2009 Compared to Three Months Ended March 28, 2008

	Three Months Ended		Variance
	April 3,	March 28,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)

Sales, including intersegment sales	$605	$1,099	$(494)
(Losses) earnings before taxes	(21)	84	(105)
Restructuring charges and asset impairments included in (losses) earnings before taxes	4	1	3

Sales, including intersegment sales decreased by $494 million for the three months ended April 3, 2009 as compared to the three months ended March 28, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $370 million and the net unfavorable impact of foreign currency exchange of $124 million.

Earnings before taxes decreased by $105 million for the three months ended April 3, 2009 as compared to the three months ended March 28, 2008. The decrease in earnings was driven primarily by lower volume and adverse mix which totaled $106 million, the net unfavorable impact of foreign currency exchange of $25 million and increased restructuring and impairment costs of $3 million. These items were partially offset by cost reductions and favorable patent resolutions (in excess of inflation and price reductions) of $24 million and lower warranty costs of $5 million.

For the three months ended April 3, 2009, this segment recorded restructuring charges of approximately $4 million primarily related to postemployment benefit expense at various production facilities. For the three months ended March 28, 2008, this segment recorded restructuring charges of approximately $1 million primarily related to severance, retention and outplacement services at various production facilities.

Automotive Components

Three Months Ended April 3, 2009 Compared to Three Months Ended March 28, 2008

	Three Months Ended		Variance
	April 3,	March 28,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)

Sales, including intersegment sales	$274	$542	$(268)
(Losses) earnings before taxes	(38)	28	(66)
Restructuring charges and asset impairments included in (losses) earnings before taxes	7	—	7

Sales, including intersegment sales decreased by $268 million for the three months ended April 3, 2009 as compared to the three months ended March 28, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $198 million and the net unfavorable impact of foreign currency exchange of $70 million.

Earnings before taxes decreased by $66 million for the three months ended April 3, 2009 as compared to the three months ended March 28, 2008. The decrease in earnings was driven primarily by lower volume and adverse mix which totaled $65 million, the net unfavorable impact of foreign currency exchange of $9 million and increased restructuring and impairment costs of $7 million. These items were partially offset by cost reductions (in excess of inflation and price reductions) of $15 million.

For the three months ended April 3, 2009, this segment recorded restructuring charges of approximately $5 million primarily related to severance, retention and outplacement services as well as postemployment benefit expense at various production facilities and other fixed asset impairments of approximately $2 million to write down certain machinery and equipment to fair value based on estimated future cash flows.

Electronics

Three Months Ended April 3, 2009 Compared to Three Months Ended March 28, 2008

	Three Months Ended		Variance
	April 3,	March 28,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)

Sales, including intersegment sales	$173	$343	$(170)
(Losses) earnings before taxes	(5)	43	(48)
Restructuring charges and asset impairments included in (losses) earnings before taxes	1	—	1

Sales, including intersegment sales decreased by $170 million for the three months ended April 3, 2009 as compared to the three months ended March 28, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $143 million and the net unfavorable impact of foreign currency exchange of $27 million.

Earnings before taxes decreased by $48 million for the three months ended April 3, 2009 as compared to the three months ended March 28, 2008. The decrease in earnings was driven primarily by lower volume and adverse mix which totaled $52 million, the net unfavorable impact of foreign currency exchange of $4 million and increased restructuring and impairment costs of $1 million. These items were partially offset by cost reductions (in excess of inflation and price reductions) of $10 million.

For the three months ended April 3, 2009, this segment recorded restructuring charges of approximately $1 million primarily related to severance, retention and outplacement services at various production facilities.

Liquidity and Capital Resources

While we are highly leveraged, we believe that funds generated from operations and available borrowing capacity will be adequate to fund our debt service requirements, capital expenditures, working capital requirements and company-sponsored research and development programs. In addition, our current financing plans are intended to provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items and to reduce debt may be affected by general economic (including difficulties in the automotive industry), financial market, competitive, legislative and regulatory factors. Therefore, we cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. As a result of the current automotive industry environment, it is unlikely that the Company will be in compliance with its debt covenants throughout 2009. In the event of noncompliance, the Company believes that it will be able to obtain a waiver from the lender group or successfully amend the covenants.

Our primary source of liquidity remains cash flow generated from operations. We continuously focus on our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. Although we have historically been successful in managing the timing of our cash flows, future success will be dependent on the financial position of our customers, suppliers and industry conditions.

Cash Flows

Operating Activities.  Cash used in operating activities for the three months ended April 3, 2009, was $254 million, as compared to $115 million for the three months ended March 28, 2008. The increase in cash used in operating activities is primarily the result of the following factors:

•	The deterioration of our results of operations during the first quarter of 2009, as compared to the first quarter of 2008, which was primarily caused by reduced production volumes in North America and Europe.

•	In general, working capital requirements increase during the first quarter of the year as production resumes after year end shutdown periods. However, as a result of the low production volumes during the first quarter of 2009 as compared to significantly higher production volumes experienced during the first quarter of 2008, our working capital requirement for the first quarter of 2009 resulted in a cash outflow of $208 million compared to a cash outflow of $328 million in the first quarter of 2008, a decrease of $120 million. The decrease in the working capital requirement was driven by the improved management of inventory levels, representing $103 million of the total decrease, and the factoring of $37 million of receivables during 2009, offset by changes in the timing of payments and receipts of cash on payables and receivables, respectively.

•	Restructuring and severance for the first quarter of 2009 resulted in a cash outflow of $13 million compared to a cash outflow of $4 million in the first quarter of 2008, an increase of $9 million.

Investing Activities.  Cash used in investing activities for the three months ended April 3, 2009 was $31 million as compared to $136 million for the three months ended March 28, 2008.

For the three months ended April 3, 2009 and March 28, 2008, we spent $35 million and $97 million, respectively, in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $300 million, or approximately 3% of sales, for such capital expenditures during 2009.

During the three months ended March 28, 2008, we spent approximately $40 million in conjunction with an acquisition in our Chassis Systems segment.

Financing Activities.  Cash provided by financing activities was $89 million for the three months ended April 3, 2009 as compared to $113 million used in financing activities for the three months ended March 28, 2008. During the quarter ended April 3, 2009, we repurchased principal amounts of €5 million (approximately $6 million) of the 6 3/4% Senior Euro Notes, $3 million of the 7% Senior Notes due 2014, and $38 million of the 7 1/4% Senior Notes due 2017, for a total of approximately $47 million. During the quarter ended March 28, 2008 we redeemed all of the remaining old notes in the amount of $20 million and repurchased and retired $12 million in principal amount of the 7% Senior Notes outstanding for $11 million. Additionally, we had net cash proceeds of $110 million from our Revolving Credit Facility during the first quarter of 2009, compared to net cash repayments of $90 million during the first quarter of 2008.

Debt and Commitments

Sources of Liquidity.  Our primary source of liquidity is cash flow generated from operations. We also have availability under our revolving credit facility and receivables facilities described below, subject to certain conditions. See “— Senior Secured Credit Facilities” and “Other Receivables Facilities” below. Our primary liquidity requirements, which are significant, are expected to be for debt service, working capital, capital expenditures, research and development costs and other general corporate purposes.

As of April 3, 2009, we had outstanding $3.0 billion in aggregate indebtedness. We intend to draw down on, and use proceeds from, the Revolving Credit Facility and our European accounts receivables facilities (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of April 3, 2009, we had approximately $1.0 billion of availability under our Revolving Credit Facility, which reflects reduced availability primarily as a result of $310 million of revolver borrowings and $51 million in outstanding letters of credit and bank guarantees. The available amount indicated above also includes a reduction of $29 million for the unfunded commitment of Lehman Commercial Paper Inc., a lender under the Revolving Credit Facility that filed for bankruptcy protection.

Additionally, our primary credit facilities contain certain covenants, including a maximum total leverage ratio and a minimum interest coverage ratio, which would impact our ability to borrow on these facilities if not met. As of April 3, 2009, the Company was in compliance with these financial covenants. As a result of the current automotive industry environment, it is unlikely that the Company will be in compliance with its debt covenants throughout 2009. In the event of noncompliance, the Company believes that it will be able to obtain a waiver from the lender group or successfully amend the covenants.

As of April 3, 2009, approximately $102 million of our total reported accounts receivable balance was considered eligible for borrowings under our United States receivables facility, of which approximately $76 million was available for funding. As of April 3, 2009, we had no outstanding borrowings under this receivables facility. The Company terminated this facility on April 24, 2009 in order to include certain receivables in the Auto Supplier Support Program sponsored by the U.S. Treasury Department. This program is designed to provide eligible suppliers with access to government-backed protection on those Chrysler and GM U.S. dollar receivables that are accepted into the program. In applying for the program, the Company selected the program option that provides government-backed protection on collection of the receivables and expedited payment terms, for which a charge of 3% of the accepted receivables is applicable. The Company has been designated by both Chrysler and GM as an eligible supplier. The Company has been advised that a substantial portion of the Chrysler U.S. dollar receivables of its U.S. subsidiaries arising from shipments to Chrysler’s U.S. assembly plants will be accepted into the program, but has not yet received confirmation of the GM receivables that will be accepted into the program.

In addition, as of April 3, 2009, we had approximately €66 million and £13 million available for funding under our European accounts receivables facilities, of which €33 million related to the France factoring arrangement that was terminated on April 8, 2009. We had no outstanding borrowings under the European accounts receivables facilities as of April 3, 2009.

Under normal working capital utilization of liquidity, portions of the amounts drawn under the Liquidity Facilities typically will be paid back throughout the month as cash from customers is received. We would then draw upon such facilities again for working capital purposes in the same or succeeding months. However, during any given month, upon examination of economic and industry conditions, we may draw fully down on our Liquidity Facilities. In the second quarter of 2009, the Company drew down additional funds under its $1.4 billion Revolving Credit Facility (bringing the total utilization to $1.3 billion, including $0.1 billion of letters of credit) in order to bolster its liquidity position due to concerns about ongoing disruptions in the financial markets and uncertainty in the automotive industry and global economy.

In addition, we own a 78.4% interest in Dalphi Metal España, S.A. (“Dalphimetal”). As of April 3, 2009, Dalphimetal and its subsidiaries had approximately €9 million of uncommitted credit facilities, of which the entire €9 million was available. On April 3, 2009, our subsidiaries in the Asia Pacific region also had various uncommitted credit facilities totaling approximately $144 million, of which $110 million was available after borrowings of $34 million. Although these borrowings are primarily in the local currency of the country where our subsidiaries’ operations are located, some are also in U.S. dollars. We expect that these additional facilities will be drawn on from time to time for normal working capital purposes.

As of April 3, 2009, the Company has entered into a €30 million factoring arrangement in Italy. The program is renewable on an annual basis, if not terminated. As of April 3, 2009, the Company had factored approximately €28 million of its receivables.

Debt Repurchases.  In March 2009, the Company entered into transactions to repurchase Senior Notes totaling $47 million in principal amount. As a result of these transactions, the Company recorded a gain on retirement of debt of $34 million, including the write-off of a portion of deferred financing fees and premiums. Additionally, after April 3, 2009, the Company entered into transactions to repurchase €5 million in principal amount of the 6 3/8% Senior Notes and $3 million in principal amount of the 7% Senior Notes totaling $10 million. The Company will record a gain on retirement of debt of $7 million, including the write-off of a portion of deferred financing fees and premiums, in the second quarter of 2009. The 2009 Senior Note repurchases were funded from cash on hand. See “Cash Flows — Financing Activities” above for further detail.

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

Credit Ratings.  The Company has discontinued its practice of disclosing its credit ratings and ratings outlook. Investors should not rely on such disclosures contained in the Company’s previous filings, including its Annual Report on Form 10-K for the year ended December 31, 2008, which are no longer current.

Senior Secured Credit Facilities.  As of April 3, 2009, the term loan facilities, with maturities ranging from 2013 to 2014, consisted of an aggregate of $1.1 billion dollar-denominated term loans and the Revolving Credit Facility provided for borrowing of up to $1.4 billion. See “— Senior Secured Credit Facilities” in Note 11 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of these facilities.

Debt Covenants.  The Senior Secured Credit Facilities generally restrict the payment of dividends or other distributions by TRW Automotive Inc., subject to specified exceptions. The exceptions include, among others, the making of payments or distributions in respect of expenses required for us and our wholly-owned subsidiary, TRW Automotive Intermediate Holdings Corp., to maintain our corporate existence, general corporate overhead expenses, tax liabilities and legal and accounting fees. Since we are a holding company without any independent operations, we do not have significant cash obligations, and are able to meet our limited cash obligations under the exceptions to our debt covenants. See “— Debt Covenants” in Note 11 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for further information on debt covenants.

Interest Rate Swap Agreements.  The Company enters into interest rate swap agreements from time to time to hedge either the variability of interest payments associated with variable rate debt or to effectively change fixed rate debt obligations into variable rate obligations.

Contractual Obligations and Commitments

As indicated above, in March 2009 we repurchased Senior Notes totaling $47 million in principal amount for $14 million and after April 3, 2009, we repurchased certain tranches of its New Senior Notes totaling $10 million in principal amount for $3 million. On February 15, 2008, we redeemed all of the remaining old notes for $20 million and in March 2008, we repurchased and retired $12 million of the 7% Senior Notes outstanding for $11 million.

We have no unconditional purchase obligations other than those related to inventory, services, tooling and property, plant and equipment in the ordinary course of business.

Other Commitments.  Escalating pressure from customers to reduce prices is characteristic of the automotive parts industry. Historically, we have taken steps to reduce costs and minimize and/or resist price reductions; however, to the extent we are unsuccessful at resisting price reductions, or are not able to offset price reductions through improved operating efficiencies and reduced expenditures, such price reductions may have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to pricing concerns, customers continue to seek changes in terms and conditions in our contracts concerning warranty and recall participation and payment terms on product shipped. We believe that the likely resolution of these proposed modifications will not have a material adverse effect on our financial condition, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have guarantees related to unconsolidated entities, which have, or are reasonably likely to have, a material current or future effect on our financial position, results of operations or cash flows.

Other Receivables Facilities

Certain of our European subsidiaries are parties to receivables financing arrangements.

See Note 6 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of our other receivables facilities.

CONTINGENCIES AND ENVIRONMENTAL MATTERS

See Note 17 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion on contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of recently issued accounting pronouncements.

OUTLOOK

For the full year 2009, we expect revenue to be in the range of $10.1 billion to $10.5 billion, including second quarter sales of approximately $2.5 billion. In response to the continued negative economic and automotive industry conditions, the Company now expects its cash restructuring expense to total approximately $90 million for 2009.

The automotive industry continues to face extraordinary challenges resulting from the global economic crisis and significantly reduced automotive production levels. We are cautiously optimistic that the stimulus and scrappage programs implemented around the world will lead to moderately higher vehicle production levels in the second half of the year. We continue to take appropriate actions to help mitigate the downturn, while ensuring the strength of our industry leading technology positions. However, a prolonged contraction in automotive sales and production would negatively affect our results of operations and liquidity.

We are concerned about the ongoing financial health and solvency of our major customers as they address negative economic and industry conditions through various restructuring activities. On April 30, 2009, Chrysler and certain of its U.S. subsidiaries filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Chrysler also announced that most of its manufacturing operations would be temporarily idled effective May 4, 2009 for a period of 30 to 60 days. Furthermore, GM has received, and is seeking additional funding from the U.S. government, which has required it to submit a comprehensive restructuring plan for approval. At this time, it is unclear whether or not GM will secure approval of its plan and receive additional funding. Despite the potential for this additional support from the U.S. government, there is widespread speculation that GM may also file for bankruptcy court protection. On April 23, 2009, GM announced it is idling 13 assembly operations in North America in the second and early third quarter of this year. As a result, approximately 190,000 vehicles will be removed from GM’s North American production schedule. The impact of any potential bankruptcy filing by GM is under review by management, but would be influenced by the nature, timing and form of such filing.

We are also concerned about the viability of the Tier 2 and Tier 3 supply base as they face financial difficulties in the current automotive environment due to decreased automobile production and pricing pressures, as well as any specific impact from Chrysler’s bankruptcy filing and the announced plant idlings by Chrysler and GM. Further, not withstanding recent price declines in certain commodities, we, as well as our suppliers, continue to be exposed to commodity price volatility on a worldwide basis. While we continue our efforts to mitigate the impact of our suppliers’ financial distress and commodity price volatility on our financial results, including earnings and cash flows, our efforts may be insufficient and the pressures may worsen, thereby potentially having a negative impact on our future results.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2008 under “Item 1A. Risk Factors” including: any prolonged contraction in automotive sales and production adversely affecting our results, liquidity or the viability of our supply base; the financial condition of OEMs, particularly the Detroit Three, adversely affecting us or the viability of our supply base; disruptions in the financial markets adversely impacting the availability and cost of credit negatively affecting our business; our substantial debt and resulting vulnerability to an economic or industry downturn and to rising interest rates; escalating pricing pressures from our customers; commodity inflationary pressures adversely affecting our profitability and supply base; our dependence on our largest customers; any impairment of our goodwill or other intangible assets; costs of product liability, warranty and recall claims and efforts by customers to alter terms and conditions concerning warranty and recall participation; strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations impacting our results; any increase in the expense and funding requirements of our pension and other postretirement benefits; risks associated with non-U.S. operations, including foreign exchange risks and economic uncertainty in some regions; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers; volatility in our annual effective tax rate resulting from a change in earnings mix or other factors; adverse effects of environmental and safety regulations; assertions by or against us relating to intellectual property rights; the possibility that our largest shareholder’s interests will conflict with ours; and other risks and uncertainties set forth in our Report on Form 10-K, in “— Executive Overview” above and in our other filings with the Securities and Exchange Commission.

All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We do not undertake any obligation to release publicly any update or revision to any of the forward-looking statements.

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

Foreign Currency Exchange Rate Risk.  We utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts, and to a lesser extent options, are utilized to protect our cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of April 3, 2009, approximately 16% of our total debt was in foreign currencies as compared to 17% as of December 31, 2008.

Interest Rate Risk.  We are subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt. In order to manage interest costs, we may occasionally utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (“LIBOR”). As of April 3, 2009, approximately 49% of our total debt was at variable interest rates (or 39% when considering the effect of the interest rate swaps), as compared to 46% (or 36% when considering the effect of the interest rate swaps) as of December 31, 2008.

Sensitivity Analysis.  We utilize a sensitivity analysis model to calculate the fair value, cash flows or statement of operations impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of April 3, 2009 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed. The results of the sensitivity model calculations follow:

	Assuming a 10%	Assuming a 10%	Favorable
	Increase in	Decrease in	(Unfavorable)
	Rates	Rates	Change in
	(Dollars in millions)

Market Risk
Foreign Currency Rate Sensitivity:
Forwards*
— Long US $	$(112)	$112	Fair value
— Short US $	$104	$(104)	Fair value
Debt**
— Foreign currency denominated	$(47)	$47	Fair value
Interest Rate Sensitivity:
Debt
— Fixed rate	$55	$(63)	Fair value
— Variable rate	$(3)	$3	Cash flow
Swaps
— Pay fixed/receive variable	$—	$—	Cash flow

*	Change in fair value of forward contracts hedging the identified underlying positions assuming a 10% change in the value of the U.S. dollar vs. foreign currencies.

**	Change in fair value of foreign currency denominated debt assuming a 10% change in the value of the foreign currency.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of April 3, 2009, have concluded that the

Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the specified time periods.

Changes in Internal Control over Financial Reporting.  There was no change in the Company’s internal controls over financial reporting that occurred during the first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 17 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion on legal proceedings involving the Company or its subsidiaries.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes in risk factors involving the Company or its subsidiaries from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The financial condition of OEMs, particularly the Detroit Three, may adversely affect our results and financial condition and the viability of our supply base.

In addition to the impact that production cuts and permanent capacity reductions by the Detroit Three have on our business and results of operations, the financial condition of the Detroit Three can also affect our financial condition. Significantly lower global production levels, tightened liquidity and increased cost of capital have combined to cause severe financial distress among many OEMs and have forced those companies to implement various forms of restructuring actions. In North America the Detroit Three have suffered disproportionately from the decline in sales and production. As a result of this as well as structural issues specific to their companies (such as significant overcapacity and pension and healthcare costs), each of the Detroit Three is in the midst of unprecedented restructuring including, in Chrysler’s case, reorganization under bankruptcy laws. There is widespread speculation that GM may also file for bankruptcy court protection. In December 2008 GM sought and received a loan from the U.S. government and, as a condition to receiving additional government loans, has been required to submit a comprehensive restructuring plan to the government for approval. In addition, Ford has sought a line of credit from the U.S. government. There can be no assurance that any financial arrangements provided to the Detroit Three, or even the restructuring of Chrysler through bankruptcy, will guarantee their viability.

Although we have taken actions to limit our exposure to Chrysler’s bankruptcy filing as well as any potential filing by GM (through both the Auto Supplier Support Program sponsored by the U.S. Treasury Department and the Export Development Canada insurance program), we are uncertain whether our suppliers were similarly able to mitigate their exposure. Since many of our suppliers also supply product directly to the Detroit Three, they may face liquidity issues based upon collectability of these receivables (particularly in the context of a bankruptcy filing) or possible limitations on or termination of any receivables or other credit facilities they may have, which could increase pressure on the supplier’s viability. In addition, it is uncertain whether or when Chrysler will be able to emerge from bankruptcy and what portions of its business will remain, which could adversely impact our sales. As a result, the financial condition of the Detroit Three may adversely affect our financial condition and that of our suppliers. In addition, the decrease in global production levels as a result of lower vehicle demand could also adversely impact the financial condition of other OEMs and, in turn, could adversely affect our financial condition and that of our suppliers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer repurchases

The independent trustee of our 401(k) plans purchases shares in the open market to fund (i) investments by employees in our common stock, one of the investment options available under such plans, and (ii) matching contributions in Company stock we provide under certain of such plans (although such matching contributions were suspended after February 27, 2009). In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and permits the satisfaction of the minimum statutory tax obligations upon exercise of options through stock withholding. Further, while our stock incentive plan also permits the satisfaction of the minimum statutory tax obligations upon the vesting of restricted stock through stock withholding, the shares withheld for such purpose are issued directly to us and are then immediately retired and returned to our authorized but unissued reserve. The Company does not believe that the foregoing purchases or transactions are issuer repurchases for the purposes of Item 2 of this Report.

Item 6.	Exhibits (including those incorporated by reference)

Exhibit
Number		Exhibit Name

3.1		Amended and Restated Certificate of Incorporation of TRW Automotive Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of TRW Automotive Holdings Corp. (File No. 001-31970) for the fiscal year ended December 31, 2003)
3.2		Third Amended and Restated By-Laws of TRW Automotive Holdings Corp. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of TRW Automotive Holdings Corp. (File No. 001-31970) filed November 17, 2004)
10.1*		Sixth Amendment to Employment Agreement, dated as of February 18, 2009, between TRW Automotive Inc. and Neil E. Marchuk
10.2*		First Amendment to Amended & Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan, dated as of February 18, 2009
31(a	)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31(b	)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*		Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

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

Date: May 6, 2009