Form 10-Q
period 2009-07-03
TRW AUTOMOTIVE HOLDINGS CORP
filed 2009-08-04
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 001-31970

TRW Automotive Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware	81-0597059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12001 Tech Center Drive
Livonia, Michigan 48150
(Address of principal executive offices)

(734) 855-2600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 27, 2009, the number of shares outstanding of the registrant’s Common Stock was 101,449,906.

TRW Automotive Holdings Corp.
Index

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Operations

	Three Months Ended
	July 3,	June 27,
	2009	2008
	(Unaudited)
	(In millions, except per share amounts)

Sales	$2,732	$4,446
Cost of sales	2,532	4,045

Gross profit	200	401
Administrative and selling expenses	117	136
Amortization of intangible assets	6	9
Restructuring charges and fixed asset impairments	26	24
Other expense — net	7	8

Operating income	44	224
Interest expense — net	41	43
Gain on retirement of debt — net	(1)	—
Accounts receivable securitization costs	1	1
Equity in earnings of affiliates, net of tax	(5)	(8)

Earnings before income taxes	8	188
Income tax expense	14	56

Net (losses) earnings	(6)	132
Less: Net earnings attributable to noncontrolling interest, net of tax	5	5

Net (losses) earnings attributable to TRW	$(11)	$127

Basic (losses) earnings per share:
(Losses) earnings per share	$(0.11)	$1.26

Weighted average shares outstanding	101.4	101.1

Diluted (losses) earnings per share:
(Losses) earnings per share	$(0.11)	$1.24

Weighted average shares outstanding	101.4	102.6

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Operations

	Six Months Ended
	July 3,	June 27,
	2009	2008
	(Unaudited)
	(In millions, except per share amounts)

Sales	$5,122	$8,590
Cost of sales	4,892	7,848

Gross profit	230	742
Administrative and selling expenses	224	268
Amortization of intangible assets	11	18
Restructuring charges and fixed asset impairments	50	32
Intangible asset impairments	30	—
Other (income) expense — net	(4)	12

Operating (losses) income	(81)	412
Interest expense — net	82	91
Gain on retirement of debt — net	(35)	—
Accounts receivable securitization costs	2	2
Equity in earnings of affiliates, net of tax	(4)	(15)

(Losses) earnings before income taxes	(126)	334
Income tax expense	9	103

Net (losses) earnings	(135)	231
Less: Net earnings attributable to noncontrolling interest, net of tax	7	10

Net (losses) earnings attributable to TRW	$(142)	$221

Basic (losses) earnings per share:
(Losses) earnings per share	$(1.40)	$2.19

Weighted average shares outstanding	101.3	100.9

Diluted (losses) earnings per share:
(Losses) earnings per share	$(1.40)	$2.16

Weighted average shares outstanding	101.3	102.3

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	July 3,	December 31,
	2009	2008
	(Unaudited)
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$571	$756
Marketable securities	—	10
Accounts receivable — net	1,855	1,570
Inventories	655	694
Prepaid expenses and other current assets	209	209

Total current assets	3,290	3,239
Property, plant and equipment — net of accumulated depreciation of $2,928 million and $2,653 million, respectively	2,418	2,518
Goodwill	1,767	1,765
Intangible assets — net	335	373
Pension asset	940	801
Other assets	519	576

Total assets	$9,269	$9,272

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$39	$66
Current portion of long-term debt	76	53
Trade accounts payable	1,714	1,793
Accrued compensation	233	219
Other current liabilities	929	1,033

Total current liabilities	2,991	3,164
Long-term debt	2,925	2,803
Postretirement benefits other than pensions	478	486
Pension benefits	746	778
Other long-term liabilities	788	773

Total liabilities	7,928	8,004
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,206	1,199
Accumulated deficit	(520)	(378)
Accumulated other comprehensive income	515	309

Total TRW stockholders’ equity	1,202	1,131
Noncontrolling interest	139	137

Total equity	1,341	1,268

Total liabilities and equity	$9,269	$9,272

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	July 3,	June 27,
	2009	2008
	(Unaudited)
	(Dollars in millions)

Operating Activities
Net (losses) earnings	$(135)	$231
Adjustments to reconcile net (losses) earnings to net cash used in operating activities:
Depreciation and amortization	239	300
Net pension and other postretirement benefits income and contributions	(122)	(105)
Net gain on retirement of debt	(35)	—
Intangible asset impairment charges	30	—
Fixed asset impairment charges	7	18
Net gains on sales of assets	(3)	(3)
Other — net	6	(10)
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable — net	(247)	(710)
Inventories	51	(59)
Trade accounts payable	(115)	176
Prepaid expense and other assets	107	(107)
Other liabilities	(14)	194

Net cash used in operating activities	(231)	(75)
Investing Activities
Capital expenditures, including other intangible assets	(72)	(217)
Acquisitions of businesses, net of cash acquired	—	(40)
Investment in affiliates	—	(5)
Proceeds from sale/leaseback transactions	—	1
Net proceeds from asset sales	3	3

Net cash used in investing activities	(69)	(258)
Financing Activities
Change in short-term debt	(25)	26
Net proceeds from (repayments on) revolving credit facility	198	(129)
Proceeds from issuance of long-term debt, net of fees	1,075	4
Redemption of long-term debt	(1,131)	(55)
Proceeds from exercise of stock options	—	4
Other — net	(6)	—

Net cash provided by (used in) financing activities	111	(150)
Effect of exchange rate changes on cash	4	41

Decrease in cash and cash equivalents	(185)	(442)
Cash and cash equivalents at beginning of period	756	895

Cash and cash equivalents at end of period	$571	$453

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements

1.	Description of Business

TRW Automotive Holdings Corp.  (also referred to herein as the “Company”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and related aftermarkets. The Company conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily airbags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). The Company is primarily a “Tier 1” supplier (a supplier that sells to OEMs). In 2008, approximately 86% of the Company’s end-customer sales were to major OEMs.

2.	Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2009, and the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2009.

Given the increasing importance and focus on the use of electronics in vehicle safety systems, in the first quarter of 2009, the Company began to manage and report on the Electronics business separately from its other operating segments. As such, the Company has made appropriate adjustments to its segment-related disclosures for 2009 as well as historical figures.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three and six months ended July 3, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

The Company follows a fiscal calendar that ends on December 31. However, each fiscal quarter has three periods consisting of one five week period and two four week periods. Each quarterly period ends on a Friday, with the possible exception of the final quarter of the year, which always ends on December 31.

(Losses) Earnings per Share.  Basic (losses) earnings per share are calculated by dividing net (losses) earnings by the weighted average shares outstanding during the period. Diluted (losses) earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating (losses) earnings per share were:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(In millions)

Weighted average shares outstanding	101.4	101.1	101.3	100.9
Effect of dilutive securities	—	1.5	—	1.4

Diluted shares outstanding	101.4	102.6	101.3	102.3

For the three and six months ended July 3, 2009, 9.4 million securities were excluded from the calculation of diluted loss per share because the inclusion of such securities in the calculation would have been anti-dilutive due to the net loss. For the three and six months ended June 27, 2008, the calculation of diluted earnings per share excluded

3.6 million securities. The effect of including these securities in the calculation of diluted earnings per share would have been anti-dilutive.

Warranties.  Product warranty liabilities are recorded based upon management estimates including factors such as the written agreement with the customer, the length of the warranty period, the historical performance of the product, likely changes in performance of newer products and the mix and volume of products sold. Product warranty liabilities are reviewed on a regular basis and adjusted to reflect actual experience.

The following table presents the movement in the product warranty liability for the six month periods ended July 3, 2009 and June 27, 2008.

	Six Months Ended
	July 3,	June 27,
	2009	2008
	(Dollars in millions)

Beginning balance	$108	$140
Current period accruals, net of changes in estimates	26	24
Used for purposes intended	(31)	(32)
Effects of foreign currency translation	3	6

Ending balance	$106	$138

Equity and Comprehensive Income.  The following tables present a rollforward of the changes in equity for the three and six months ended July 3, 2009 and June 27, 2008, respectively, including changes in the components of comprehensive income (also referred to herein as “OCI”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” amounts attributable to TRW Shareholders and to the noncontrolling interest are as follows:

	Three Months Ended
	July 3, 2009			June 27, 2008
		TRW	Noncontrolling		TRW	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
	(Dollars in millions)

Beginning balance of equity	$1,120	$990	$130	$3,530	$3,386	$144
Comprehensive income:
Net (losses) earnings	(6)	(11)	5	132	127	5
Foreign currency translation and other	144	140	4	44	44	—
Retirement obligations, net of deferred tax	19	19	—	(19)	(19)	—
Deferred cash flow hedges, net of tax	60	60	—	27	27	—

Comprehensive income	217	208	9	184	179	5
Share-based compensation expense	4	4	—	7	7	—

Ending balance of equity	$1,341	$1,202	$139	$3,721	$3,572	$149

	Six Months Ended
	July 3, 2009			June 27, 2008
		TRW	Noncontrolling		TRW	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
	(Dollars in millions)

Beginning balance of equity	$1,268	$1,131	$137	$3,326	$3,192	$134
Comprehensive income:
Net (losses) earnings	(135)	(142)	7	231	221	10
Foreign currency translation and other	90	89	1	174	169	5
Retirement obligations, net of deferred tax	5	5	—	(25)	(25)	—
Deferred cash flow hedges, net of tax	111	111	—	(1)	(1)	—

Comprehensive income	71	63	8	379	364	15
Dividends paid to noncontrolling interest	(6)	—	(6)	—	—	—
Share-based compensation expense	8	8	—	13	13	—
SFAS No. 158 impact of change in measurement date	—	—	—	3	3	—

Ending balance of equity	$1,341	$1,202	$139	$3,721	$3,572	$149

Recently Issued Accounting Pronouncements.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of SFAS No. 162.” SFAS No. 168 introduces the FASB Accounting Standards Codification as the single source of authoritative GAAP, recognized by the FASB. Rules and interpretive releases of the SEC remain authoritative GAAP for SEC registrants. SFAS No. 168 is effective for the first interim or annual reporting period ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FIN 46(R)”). SFAS No. 167 requires that the assessment of whether an entity has a controlling financial interest in a variable interest entity (“VIE”) must be performed on an ongoing basis. SFAS No. 167 also requires that the assessment to determine if an entity has a controlling financial interest in a VIE must be qualitative in nature and eliminates the quantitative assessment required in FIN 46(R). SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009. The Company is currently assessing the effects of SFAS No. 167, and has not yet determined the associated impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an Amendment of SFAS No. 140.” SFAS No. 166 eliminates the concept of a qualified special-purpose entity (“QSPE”) from GAAP. SFAS No. 166 also clarifies the language surrounding when a transferor of financial assets has surrendered control over the transferred financial assets. SFAS No. 166 establishes additional guidelines for the recognition of a sale related to the transfer of a portion of a financial asset, and requires that all transfers be measured at fair value. SFAS No. 166 is effective for the first annual reporting period beginning after November 15, 2009. The Company is currently assessing the effects of SFAS No. 166, and has not yet determined the associated impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued three staff positions intended to provide additional guidance and enhanced disclosure regarding fair value measurements and impairments of debt securities. The first, FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires that publicly traded companies make disclosures about the fair value of financial instruments for interim reporting periods, in addition to the disclosures made in annual financial statements. The second, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides guidance on how to determine whether a security held as an available-for-sale, or held-to-maturity, security would be other-than-temporarily impaired, and provides a methodology for determining whether the security is other-than-temporarily impaired and modifies the presentation and disclosure requirements for all other-than-temporary impairments. The third, FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance to help determine whether a market is inactive, and to determine whether transactions in that market are not orderly. These FSPs are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these FSPs did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events.  In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 provides standards for accounting for events that occur after the balance sheet date, but prior to the issuance of financial statements. In accordance with SFAS No. 165, the Company has evaluated and, as necessary, made changes to these unaudited condensed consolidated financial statements, for subsequent events through August 4, 2009, the date that the financial statements were issued. All subsequent events that provided additional evidence about conditions existing at the date of the statement of financial position were incorporated into the unaudited condensed consolidated financial statements.

3.	Inventories

The major classes of inventory are as follows:

	As of
	July 3,	December 31,
	2009	2008
	(Dollars in millions)

Finished products and work in process	$338	$348
Raw materials and supplies	317	346

Total inventories	$655	$694

4.	Goodwill and Intangible Assets

Goodwill

In the first quarter of 2009, the Electronics segment was broken out separately, derived from the Chassis Systems and Occupant Safety Systems segments. As part of the Company’s change in its segment reporting structure, goodwill has been reallocated using a relative fair value allocation approach, consistent with the guidance under SFAS No. 142, “Goodwill and Other Intangible Assets.”

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components	Electronics
	Segment	Segment	Segment	Segment	Total
	(Dollars in millions)

Balance as of December 31, 2008	$831	$934	$—	$—	$1,765
Allocation of goodwill due to change in segment reporting	(31)	(392)	—	423	—
Effects of foreign currency translation	1	1	—	—	2

Balance as of July 3, 2009	$801	$543	$—	$423	$1,767

Intangible assets

The following table reflects intangible assets and related accumulated amortization:

	As of			As of
	July 3, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$67	$(20)	$47	$67	$(14)	$53
Developed technology and other intangible assets	90	(65)	25	88	(61)	27

Total	157	$(85)	72	155	$(75)	80

Indefinite-lived intangible assets:
Trademarks	263		263	293		293

Total	$420		$335	$448		$373

In accordance with SFAS No. 142, the Company identified an indicator of impairment related to its trademarks during the first quarter of 2009 as a result of the continuing declines in sales of the Company’s products. Accordingly, the Company performed an impairment test in the first quarter in accordance with SFAS No. 142, and determined that its trademark intangible asset was impaired by $30 million as of April 3, 2009.

The Company expects that ongoing amortization expense will approximate the following over the next five years:

Years Ended December 31,	(Dollars in millions)

2009	$21
2010	21
2011	13
2012	11
2013	11

For intangible assets that are eligible for renewal or extension, the Company expenses all costs associated with obtaining the renewal or extension.

5.	Other Expense (Income) — Net

The following table provides details of other expense (income) — net:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(Dollars in millions)

Net provision for bad debts	$1	$1	$5	$4
Net losses (gains) on sales of assets	1	(4)	(3)	(3)
Foreign currency exchange losses	10	15	10	24
Royalty and grant income	(5)	(6)	(15)	(13)
Miscellaneous other expense (income)	—	2	(1)	—

Other expense (income) — net	$7	$8	$(4)	$12

6.	Accounts Receivable Securitization

United States Facility.  On April 24, 2009, the Company terminated its United States receivables facility (the “Receivables Facility”) in order to participate in the Auto Supplier Support Program sponsored by the U.S. Treasury Department (“Auto Supplier Support Program”). The Company’s eligible receivables were accepted into each of the Chrysler LLC and General Motors Corporation Auto Supplier Support Programs. Subsequent to the separate filings by each of these companies for bankruptcy protection, the Company elected to opt out of the General Motors Corporation Auto Supplier Support Program and Chrysler LLC ceased submitting invoices owed to the Company for payment under the Chrysler LLC Auto Supplier Support Program.

In addition, in April 2009 the Company acquired insurance coverage from Export Development Canada (“EDC”) on certain General Motors Corporation and Chrysler LLC receivables owed to the Company’s Canadian subsidiary. The Canadian subsidiary is being charged 6% per annum of the amount made available to it under the program. In July 2009, the Company terminated the insurance coverage on its Chrysler LLC and General Motors Corporation receivables.

Other Receivables Facilities.  At December 31, 2008, certain of the Company’s European subsidiaries were parties to receivables financing arrangements. The Company has an arrangement involving a wholly-owned special purpose vehicle which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. The arrangement by its terms automatically renewed until January 2010 and is renewable annually thereafter, if not previously terminated. On July 2, 2009, this arrangement was reduced from €75 million to €37.5 million of which €35 million was available for funding. The Company had a €80 million factoring arrangement in France which was terminated on April 8, 2009, and a £25 million receivables financing arrangement in the United Kingdom, which was terminated on May 22, 2009. There were no outstanding borrowings under any of these facilities as of July 3, 2009 or December 31, 2008.

In March 2009, the Company entered into a €30 million factoring arrangement in Italy. The program is renewable annually, if not terminated. As of July 3, 2009, the Company had factored approximately €13 million of the €27 million available for funding under the program.

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

Income tax expense for the three months ended July 3, 2009 was $14 million on pre-tax earnings of $8 million. Income tax expense for the six months ended July 3, 2009 was $9 million on pre-tax losses of $126 million and includes $13 million of tax expense that was recorded in establishing a valuation allowance against the net deferred tax assets of certain subsidiaries. Income tax expense for the three months ended June 27, 2008 was $56 million on pre-tax earnings of $188 million and income tax expense for the six months ended June 27, 2008 was $103 million on pre-tax earnings of $334 million. As of July 3, 2009, the income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which a corresponding income tax expense or benefit is not recognized, partially offset by favorable foreign tax rates, holidays, and credits.

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

8.	Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

The following table provides the components of net pension (income) cost for the Company’s defined benefit pension plans for the three and six months ended July 3, 2009 and June 27, 2008:

	Three Months Ended
	July 3, 2009			June 27, 2008
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$3	$4	$4	$5	$8	$5
Interest cost on projected benefit obligations	17	61	10	16	79	10
Expected return on plan assets	(20)	(83)	(5)	(21)	(103)	(5)
Amortization	(2)	(7)	—	(4)	—	1

Net pension (income) cost	$(2)	$(25)	$9	$(4)	$(16)	$11

	Six Months Ended
	July 3, 2009			June 27, 2008
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$7	$8	$8	$9	$17	$10
Interest cost on projected benefit obligations	33	117	19	32	157	21
Expected return on plan assets	(41)	(160)	(9)	(42)	(206)	(10)
Amortization	(4)	(13)	—	(7)	—	1

Net pension (income) cost	$(5)	$(48)	$18	$(8)	$(32)	$22

Postretirement Benefits Other Than Pensions (“OPEB”)

The following table provides the components of net OPEB (income) cost for the Company’s plans for the three and six months ended July 3, 2009 and June 27, 2008:

	Three Months Ended
	July 3, 2009		June 27, 2008
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligations	6	2	7	2
Amortization	(5)	(1)	(4)	(1)
Settlements	(5)	—	(2)	—

Net OPEB (income) cost	$(4)	$1	$1	$1

	Six Months Ended
	July 3, 2009		June 27, 2008
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Service cost	$—	$—	$1	$—
Interest cost on projected benefit obligations	12	4	14	4
Amortization	(11)	(2)	(8)	(2)
Settlements	(5)	—	(3)	—

Net OPEB (income) cost	$(4)	$2	$4	$2

During the six months ended July 3, 2009, the Company recorded settlement gains of $2 million related to retiree medical buyouts, and $3 million related to a plan termination. During the three and six months ended June 27, 2008, the Company recorded settlement gains of $2 million and $3 million, respectively, related to retiree medical buyouts.

9.	Fair Value Measurements

SFAS No. 157, “Fair Value Measurements,” prioritizes the inputs to valuation techniques used to measure fair value into a three-level hierarchy. This hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs, as follows:

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

Items Measured at Fair Value on a Recurring Basis

The fair value measurements for assets and liabilities recognized in the Company’s consolidated balance sheet at July 3, 2009, in accordance with FSP FAS 107-1 and APB 28-1, are as follows:

	As of July 3, 2009
	Carrying	Fair	Measurement
	Value	Value	Approach
	(Dollars in millions)

Cash and cash equivalents	$571	$571	Level 1
Accounts receivable	1,855	1,855	Level 1
Accounts payable	1,714	1,714	Level 1
Foreign currency forward contracts — current assets	2	2	Level 2
Foreign currency forward contracts — noncurrent assets	3	3	Level 2
Short-term debt, fixed and floating rate	39	39	Level 1
Floating rate long-term debt	1,523	1,361	Level 2
Fixed rate long-term debt	1,517	1,121	Level 2
Foreign currency forward contracts — current liability	65	65	Level 2
Foreign currency forward contracts — noncurrent liability	7	7	Level 2
Interest rate swap contracts — noncurrent liability	7	7	Level 2
Commodity contracts — current liability	5	5	Level 2
Commodity contracts — noncurrent liability	8	8	Level 2

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and fixed rate short-term debt approximates fair value because of the short term nature of these instruments. The carrying value of the Company’s floating rate short-term debt instruments approximates fair value because of the variable interest rates pertaining to those instruments.

The fair value of long-term debt was determined from quoted market prices, as provided by participants in the secondary marketplace, and was estimated using a discounted cash flow analysis based on the Company’s then-current borrowing rates for similar types of borrowing arrangements for long-term debt without a quoted market price.

The Company calculates the fair value of its foreign currency forward contracts, commodity contracts, and interest rate swap contracts using quoted currency forward rates, quoted commodity forward rates, and quoted interest rate curves, respectively, to calculate forward values, and then discounts the forward values.

The discount rates for all derivative contracts are based on quoted bank deposit or swap interest rates. For contracts which, when aggregated by counterparty, are in a liability position, the rates are adjusted by an estimate of the credit spread which market participants would apply if buying these contracts from the Company’s counterparties. During the first quarter 2009, the Company determined that in its model to determine this credit spread, assumptions and factors other than quoted rates were significant enough to reclassify the fair value determination of its derivative liabilities from Level 2 to Level 3 within the fair value hierarchy. During the second quarter 2009, the Company reassessed such assumptions and factors and determined that they were no longer significant enough to classify the derivative liabilities as Level 3, therefore these liabilities were reclassified from Level 3 to Level 2 within the fair value hierarchy.

Changes in Level 3 Recurring Fair Value Measurements

The tables below provide a rollforward of the balance sheet amounts for the three and six month periods ended July 3, 2009, for financial instruments classified by the Company within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. Level 3 financial instruments typically include, in addition to unobservable inputs, observable inputs that are validated to external sources.

	Fair Value Measurements using Significant Unobservable
	Inputs
For the Three Months Ended	Foreign Currency	Commodity	Interest Rate
July 3, 2009	Forward Contracts	Contracts	Swap Contracts
	(Dollars in millions)
Fair Value as of April 3, 2009	$(139)	$(1)	$(7)
Total realized/unrealized gains (losses)
Included in earnings	(34)	(12)	(2)
Included in OCI	60	—	—
Purchases, issuances and settlements	44	—	2
Transfers into / out of Level 3	69	13	7

Fair Value as of July 3, 2009	—	—	—

The decrease in Level 3 liabilities for the three months ended July 3, 2009, prior to the transfer out of Level 3 liabilities, was primarily due to settlements paid as well as an improvement in the fair value of foreign currency forward contracts.

	Fair Value Measurements using Significant Unobservable
	Inputs
For the Six Months Ended	Foreign Currency	Commodity	Interest Rate
July 3, 2009	Forward Contracts	Contracts	Swap Contracts
	(Dollars in millions)
Fair Value as of January 1, 2009	$—	$—	$—
Total realized/unrealized gains (losses)
Included in earnings	(34)	(12)	(2)
Included in OCI	60	—	—
Purchases, issuances and settlements	44	—	2
Transfers into / out of Level 3	(70)	12	—

Fair Value as of July 3, 2009	—	—	—

The decrease in Level 3 liabilities for the six months ended July 3, 2009, between transfers in and out of Level 3 liabilities, was primarily due to settlements paid as well as an improvement in the fair value of foreign currency forward contracts.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, including investments in affiliates, which are written down to fair value as a result of impairment (see Note 4 for impairments of intangible assets and Note 12 for impairments of long-lived assets), asset retirement obligations, and restructuring liabilities (see Note 12). The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

At July 3, 2009, the Company had $27 million and $11 million of restructuring accruals and asset retirement obligations, respectively, which were measured at fair value upon initial recognition of the associated liability. In addition, for the three months ended July 3, 2009, the Company recorded asset impairments of $2 million associated with its determination of the fair value of its long-lived assets, which exhibited indicators of impairment. For the six months ended July 3, 2009, the Company recorded asset impairments of $6 million and $30 million associated with its determination of the fair value of its long-lived assets and intangible assets, respectively, which exhibited indicators of impairment.

10.	Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed through derivative financial instruments and hedging activities are foreign currency exchange rate risk, interest rate risk and commodity price risk. Derivative financial instruments and hedging activities are utilized to protect the Company’s cash flow from adverse movements in exchange rates and commodity prices as well as to manage interest costs. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (“LIBOR”). Although the Company is exposed to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments, the Company attempts to limit this exposure by entering into agreements directly with a number of major financial institutions that meet the Company’s credit standards and that are expected to fully satisfy their obligations under the contracts.

For the three months and six months ended July 3, 2009, the Company also classified certain forward electricity purchase agreements as derivative instruments and recognized losses of $12 million.

Due to industry conditions and the resulting credit ratings, the Company’s ability to increase the notional amount of the hedges outstanding may be limited.

Cash Flow Hedges.  For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI, and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $26 million of losses, net of tax, which are included in other comprehensive income are expected to be reclassified into earnings in the next twelve months.

As of July 3, 2009, the Company had notional value of $1.2 billion in foreign currency forward contracts outstanding and $325 million in interest rate swap agreements outstanding.

Fair Value Hedges.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged risk are recognized in current earnings. As of July 3, 2009, the Company had no fair value hedges outstanding.

Derivative Instruments.  The fair value of the Company’s derivative instruments as of July 3, 2009 follows:

	Assets		Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
	(Dollars in millions)

As of July 3, 2009:
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$—	Other long-term liabilities	$7
Foreign exchange contracts	Other current assets	4	Other current assets	1
	Other current liabilities	4	Other current liabilities	51
	Other assets	2	Other assets	—
	Other long-term liabilities	3	Other long-term liabilities	11
Commodity contracts	Other current assets	—	Other current liabilities	1

Total derivatives designated as hedging instruments		13		71

Derivatives not designated as hedging instruments Foreign exchange contracts	Other current assets	3	Other current assets	4
	Other current liabilities	7	Other current liabilities	25
	Other assets	1	Other assets	—
	Other long-term liabilities	1	Other long-term liabilities	—
Commodity contracts	Other current liabilities	—	Other current liabilities	4
	Other long-term liabilities	—	Other long-term liabilities	8

Total derivatives not designated as hedging instruments		12		41
Total derivatives		$25		$112

The Company utilizes a central treasury center (“treasury group”) to hedge its foreign currency exposure. The treasury group enters into intercompany derivative hedging instruments (intercompany derivatives) with members of the consolidated group. To qualify for hedge accounting, the treasury group offsets the exposure arising from these internal derivative contracts on a net basis for each foreign currency with unrelated third parties.

Members of the consolidated group initially designate intercompany derivatives as cash flow hedges. The treasury group, who is the counterparty to the intercompany derivatives, does not designate the instruments as hedging derivatives. The fair value of these intercompany derivatives is not included in the table above as they are eliminated in consolidation. A net intercompany liability of $23 million, related to contracts designated as hedging instruments, was eliminated against a net intercompany asset of $23 million, related to these same contracts not designated as hedging instruments by the Company’s treasury group. The contracts that are entered into with the unrelated third parties are included in the table above as derivatives not designated as hedging instruments.

The impact of derivative instruments on the statement of operations and OCI for the three and six months ended July 3, 2009 follows:

Cash Flow Hedges:

						Gain (Loss) Recognized in Income
	Gain (Loss)		Gain (Loss) Reclass			(Ineffective Portion and Amount
	Recognized in OCI		from Accumulated OCI into Income (Effective Portion)			Excluded from Effectiveness Testing)
	(Effective Portion)			Amount			Amount
	Three	Six		Three	Six		Three	Six
	Months	Months		Months	Months		Months	Months
Derivatives	Ended	Ended	Location	Ended	Ended	Location	Ended(1)	Ended(2)
	(Dollars in millions)

Interest rate			Interest income			Other income
contracts	$(2)	$(3)	(expense)	$(2)	$(3)	(expense)	$—	$—
Foreign currency						Other income
exchange contracts	31	38	Sales	(34)	(71)	(expense)	—	(1)
			Cost of sales	(2)	(8)
			Other income (expense)	2	4
						Other income
Commodity contracts	(2)	(1)	Cost of sales	—	(1)	(expense)	—	—

Total	$27	$34	Total	$(36)	$(79)	Total	$—	$(1)

(1)	There was no gain or (loss) recognized in income related to the ineffective portion of the hedging relationships and a de minimis amount excluded from the assessment of hedge effectiveness for the three months ended July 3, 2009.

(2)	The amount of gain or (loss) recognized in income represents a $1 million loss related to the ineffective portion of the hedging relationships and a de minimis amount excluded from the assessment of hedge effectiveness for the six months ended July 3, 2009.

Undesignated Derivates:

	Gain (Loss) Recognized in Income
	on Derivatives
		Amount
		Three	Six
		Months	Months
Derivatives	Location	Ended	Ended
		(Dollars in millions)

	Other income
Foreign currency exchange contracts	(expense)	$1	$(1)
	Other income
Commodity contracts	(expense)	(12)	(12)

	Total	$(11)	$(13)

Credit-Risk-Related Contingent Features

The Company has entered into International Swaps and Derivatives Association (“ISDA”) agreements with each of its significant derivative counterparty banks. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of July 3, 2009, the Company had not posted any collateral to support its derivatives in a liability position.

11.	Debt

Total outstanding debt of the Company as of July 3, 2009 and December 31, 2008 consisted of the following:

	As of
	July 3,	December 31,
	2009	2008
	(Dollars in millions)

Short-term debt	$39	$66

Long-term debt:
Senior notes, due 2014 and 2017	$1,416	$1,471
Term loan facilities	1,090	1,093
Revolving credit facility	400	200
Capitalized leases	46	47
Other borrowings	49	45

Total long-term debt	3,001	2,856
Less current portion	76	53

Long-term debt, net of current portion	$2,925	$2,803

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

In March 2009, the Company entered into transactions to repurchase $38 million in principal amount of the 7 1/4% Senior Notes, €5 million in principal amount of the 6 3/8% Senior Notes and $3 million in principal amount of the 7% Senior Notes, totaling $47 million in principal amount. As a result of these transactions, the Company recorded a gain on retirement of debt of $34 million, including the write-off of a portion of deferred financing fees and premiums. The repurchased notes were retired upon settlement.

Additionally, in April 2009, the Company entered into transactions to repurchase €5 million in principal amount of the 6 3/8% Senior Notes and $3 million in principal amount of the 7% Senior Notes, totaling $10 million in principal amount. The Company recorded a gain on retirement of debt of $7 million, including the write-off of a portion of deferred financing fees and premiums, in the second quarter of 2009. The repurchased notes were retired upon settlement.

Senior Secured Credit Facilities

On June 24, 2009, the Company entered into its Sixth Amended and Restated Credit Agreement (the “Sixth Credit Agreement”) with the lenders party thereto. The Sixth Credit Agreement amends certain provisions of the Fifth Amended and Restated Credit Agreement (the “Prior Agreement”), including the financial covenants, applicable interest rates and commitment fee rates as well as certain other covenants applicable to the Company. The other material terms of the Sixth Credit Agreement remain the same as those in the Company’s Prior Agreement. The Sixth Credit Agreement continues to provide for $2.5 billion in senior secured credit facilities, consisting of (i) a 5-year $1.4 billion Revolving Credit Facility that matures in May 2012 (the “Revolving Credit Facility”), (ii) a 6-year $600.0 million Term Loan A-1 Facility that matures in May 2013 (the “Term Loan A-1”) and (iii) a 6.75-year $500.0 million Term Loan B-1 Facility that matures in February 2014 (the “Term Loan B-1”; combined with the Revolving Credit Facility and Term Loan A-1, the “Senior Secured Credit Facilities”). In conjunction with the Sixth Credit Agreement, the Company paid fees and expenses totaling approximately $30 million, including lender consent fees, relating to the transaction. The Company has capitalized $32 million of aggregate deferred debt issuance costs, including unamortized costs associated with the Prior Agreement, and recorded a loss on retirement of debt of $6 million related to the write-off of debt issuance costs associated with the term loans from the Prior Agreement.

The revised financial covenants, which are calculated on a trailing four quarter basis, are effective for the second quarter of 2009 and continue through the third quarter of 2011, after which the financial covenants contained in the Prior Agreement apply. Until the third quarter of 2011, the senior secured leverage ratio replaces the total leverage ratio contained in the Prior Agreement.

Borrowings under the Senior Secured Credit Facilities will bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime rate, (2) the federal funds rate plus 1/2 of 1%, and (3) the adjusted 1-month LIBOR plus 1%, or (b) a LIBOR or a eurocurrency rate determined by reference to interest rates for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin in effect until the filing of the financial statements for the fiscal quarter ending October 2, 2009 for the Term Loan A-1, Term Loan B-1, and the Revolving Credit Facility is 5.0% with respect to base rate borrowings and 6.0% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility is 0.750%. The commitment fee and the applicable margin on the Revolving Credit Facility and the applicable margin on the Term Loan A-1 are subject to a leverage-based grid after filing of the financial statements for the fiscal quarter ended October 2, 2009.

The Term Loan A-1 will amortize, as in the Prior Agreement, in quarterly installments, beginning with $30 million in 2009, $75 million in 2010, $120 million in 2011, $225 million in 2012 and $150 million in 2013. The Term Loan B-1 will continue to amortize, as in the Prior Agreement, in equal quarterly installments in an amount equal to 1% per annum through December 2013 and in one final installment on the maturity date in February 2014.

The Senior Secured Credit Facilities, like the senior credit facilities under the Prior Agreement, are unconditionally guaranteed by the Company and substantially all existing and subsequently acquired wholly-owned domestic subsidiaries. Obligations of the foreign subsidiary borrowers are unconditionally guaranteed by the Company, TRW Automotive Inc. and certain foreign subsidiaries of TRW Automotive Inc. The Senior Secured Credit Facilities, like the senior credit facilities under the Prior Agreement, are secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive Inc. and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of TRW Automotive Inc. and substantially all of its domestic subsidiaries and 65% of the stock of foreign subsidiaries owned directly by domestic entities. In addition, foreign borrowings under the Senior Secured Credit Facilities will be secured by assets of the foreign borrowers.

Lehman Commercial Paper Inc. (“LCP”) has a $48 million commitment under the Revolving Credit Facility, of which $34 million is unfunded. LCP filed for bankruptcy in October 2008 and has failed to fund on a portion of the Revolving Credit Facility. As a result, the Company believes LCP will likely not perform under the terms of the facility, which would effectively reduce the amount available to the Company under the Revolving Credit Facility by up to LCP’s unfunded amount.

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

Senior Secured Credit Facilities.  The Sixth Credit Agreement, like the Prior Agreement, contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of TRW Automotive Inc. and its subsidiaries to incur additional indebtedness or issue preferred stock, repay other indebtedness (including the New Senior Notes), pay certain dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing TRW Automotive Inc.’s indebtedness, including the New Senior Notes, and change the business conducted by the Company. In addition, the Sixth Credit Agreement, like the Prior Agreement, contains financial covenants relating to a leverage ratio (through the third quarter of 2011, the senior secured leverage ratio replaces the total leverage ratio contained in the Prior Agreement) and a minimum interest coverage ratio, which ratios are calculated on a trailing four quarter basis, and requires certain prepayments from excess cash flows, as defined. The Sixth Credit Agreement also includes customary events of default.

As of July 3, 2009, the Company was in compliance with all of its financial covenants.

Other Borrowings

The Company has borrowings under uncommitted credit agreements in many of the countries in which it operates. Although these borrowings are denominated primarily in the local foreign currency of the country or region where the Company’s operations are located, some are also denominated in U.S. dollars. The borrowings are from various domestic and international banks at quoted market interest rates.

12.	Restructuring Charges and Asset Impairments

Restructuring charges and asset impairments include the following:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(Dollars in millions)

Severance and other charges	$24	$10	$44	$14
Asset impairments related to restructuring activities	—	1	—	1

Total restructuring charges	24	11	44	15
Other fixed asset impairments	2	13	6	17
Intangible asset impairments	—	—	30	—

Total restructuring charges and asset impairments	$26	$24	$80	$32

Restructuring charges and asset impairments by segment are as follows:

Chassis Systems

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(Dollars in millions)

Severance and other charges	$9	$8	$18	$11

Total restructuring charges	9	8	18	11
Other fixed asset impairments	1	13	3	17

Total restructuring charges and asset impairments	$10	$21	$21	$28

For the three and six months ended July 3, 2009, this segment incurred charges of approximately $4 million and $12 million, respectively, primarily related to severance, retention and outplacement services at various production facilities. For the three and six months ended June 27, 2008, the charges of $8 million and $11 million, respectively, related to severance costs associated with headcount reductions primarily at the Company’s braking facilities.

For the three and six months ended July 3, 2009, this segment also recorded $5 million and $6 million, respectively, of postemployment benefit expense related to severance in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” This charge was primarily related to the ongoing global workforce reduction initiatives that began in the fourth quarter of 2008.

For the three and six months ended July 3, 2009, this segment recorded other fixed asset impairments of approximately $1 million and $3 million, respectively, to write down certain machinery and equipment to fair value based on estimated future cash flows. For the three and six months ended June 27, 2008, the other asset impairments of $13 million and $17 million, respectively, pertained to the write down of certain machinery and equipment to fair value based on estimated future cash flows primarily at the Company’s North American braking facilities.

Occupant Safety Systems

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(Dollars in millions)

Severance and other charges	$7	$1	$11	$2
Asset impairments related to restructuring activities	—	1	—	1

Total restructuring charges and asset impairments	$7	$2	$11	$3

For the three and six months ended July 3, 2009, this segment incurred charges of approximately $5 million primarily related to severance, retention and outplacement services at various production facilities. For the three and six months ended June 27, 2008, the charges of $1 million and $2 million, respectively, related to severance, retention and outplacement services primarily at certain North American production facilities.

For the three and six months ended July 3, 2009, this segment recorded $2 million and $6 million, respectively, of postemployment benefit expense related to severance in accordance with SFAS No. 112.

For the three and six months ended June 27, 2008, this segment recorded net asset impairments of $1 million related to restructuring activities pertaining to the write off of certain machinery and equipment at a facility that was being closed.

Automotive Components

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(Dollars in millions)

Severance and other charges	$5	$1	$10	$1

Total restructuring charges	5	1	10	1
Other fixed asset impairments	1	—	3	—

Total restructuring charges and asset impairments	$6	$1	$13	$1

For the three and six months ended July 3, 2009, this segment incurred charges of approximately $1 million and $4 million, respectively, primarily related to severance, retention and outplacement services at various production facilities.

Also during the three and six months ended July 3, 2009, this segment recorded $4 million and $6 million, respectively, of postemployment benefit expense related to severance in accordance with SFAS No. 112. This charge was primarily related to the ongoing global workforce reduction initiatives that began in the fourth quarter of 2008.

For the three and six months ended June 27, 2008, the charge of $1 million related to severance and other costs at various production facilities.

For the three and six months ended July 3, 2009, this segment recorded other fixed asset impairments of approximately $1 million and $3 million, respectively, to write down certain machinery and equipment to fair value based on estimated future cash flows.

Electronics

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(Dollars in millions)

Severance and other charges	$3	$—	$4	$—

Total restructuring charges and asset impairments	$3	$—	$4	$—

For the three and six months ended July 3, 2009, this segment incurred charges of approximately $2 million and $3 million, respectively, primarily related to severance, retention and outplacement services at various production facilities.

Also during the three and six months ended July 3, 2009, this segment recorded $1 million of postemployment benefit expense related to severance in accordance with SFAS No. 112. This charge was primarily related to the ongoing global workforce reduction initiatives that began in the fourth quarter of 2008.

Corporate

For the six months ended July 3, 2009, this segment incurred charges of approximately $1 million primarily related to severance, retention and outplacement services at various facilities.

For the six months ended July 3, 2009, this segment recorded intangible asset impairments of $30 million related to certain indefinite-lived intangible assets (See Note 4).

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges but excludes reserves related to SFAS No. 112:

	Six Months Ended
	July 3,	June 27,
	2009	2008
	(Dollars in millions)

Beginning balance	$32	$34
Current period accruals, net of changes in estimates	25	14
Purchase price allocation	—	1
Used for purposes intended	(33)	(21)
Effects of foreign currency translation	3	(1)

Ending balance	$27	$27

Of the $27 million restructuring reserve as of July 3, 2009, approximately $17 million is expected to be paid in 2009. The remaining balance is expected to be paid in 2010 through 2013 and is comprised primarily of involuntary employee termination arrangements outside the United States.

During the six month period ended June 27, 2008, the Company recorded net adjustments of $1 million for severance and other costs pertaining to the planned closure of certain facilities in relation to acquisitions in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

13.	Capital Stock

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the “Common Stock”), of which 101,449,906 shares are issued and outstanding as of July 3, 2009, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations under the Company’s stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

From time to time, capital stock is issued in conjunction with the exercise of stock options and the vesting of restricted stock units issued as part of the Company’s stock incentive plan.

14.	Share-Based Compensation

On February 26, 2009, the Company granted 678,000 stock options and 642,400 restricted stock units to employees, executive officers and directors of the Company pursuant to the Amended & Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (as amended, the “Plan”). The options have an 8-year life, and both the options and a majority of the restricted stock units vest ratably over three years. The options have an exercise price equal to the fair value of the stock on the grant date, which was $2.70.

On February 18, 2009, the Compensation Committee of the Company’s Board of Directors approved, subject to stockholder approval, amendments to the Plan to, among other things, increase the number of shares available for issuance under the Plan by 4,500,000 shares. The amendments were submitted to the stockholders and were approved at the annual stockholders’ meeting on May 19, 2009. As of July 3, 2009, the Company had approximately 5,846,335 shares of Common Stock available for issuance under the Plan.

Approximately 8,276,053 options and 1,120,410 nonvested restricted stock units were outstanding as of July 3, 2009. Approximately one-half of the options have a 10-year term and vest ratably over five years, whereas the rest of the options have an 8-year term and vest ratably over three years.

The total share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(Dollars in millions)

Stock options	$1	$2	$3	$5
Restricted stock units	3	3	5	6

Total share-based compensation expense	$4	$5	$8	$11

15.	Related Party Transactions

Blackstone.  In connection with the acquisition by affiliates of The Blackstone Group L.P. (“Blackstone”) of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop Grumman Corporation (the “Acquisition”), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services. Approximately $1 million is included in the consolidated statements of operations for each of the three month periods ended July 3, 2009 and June 27, 2008, and approximately $3 million is included in the consolidated statement of operations for each of the six month periods ended July 3, 2009 and June 27, 2008.

Core Trust Purchasing Group.  In the first quarter of 2006, the Company entered into a five-year participation agreement (“participation agreement”) with Core Trust Purchasing Group, formerly named Cornerstone Purchasing Group LLC (“CPG”) designating CPG as exclusive agent for the purchase of certain indirect products and services. CPG is a “group purchasing organization” which secures from vendors pricing terms for goods and services that are believed to be more favorable than participants could obtain for themselves on an individual basis. Under the participation agreement the Company must purchase 80% of the requirements of its participating locations for the specified products and services through CPG. If the Company does not purchase at least 80% of the requirements of its participating locations for the specified products and services, the sole remedy of CPG is to terminate the agreement. The agreement does not obligate the Company to purchase any fixed or minimum quantities nor does it provide any mechanism for CPG to require the Company to purchase any particular quantity. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendor in respect of purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of purchases by the Company under the participation agreement to an affiliate of Blackstone. For the three and six months ended July 3, 2009 and June 27, 2008, the affiliate of Blackstone received de minimis fees from CPG.

16.	Segment Information

In the first quarter of 2009, the Company began to manage and report on the Electronics business separately from its other reporting segments so as to provide discrete financial information on its four key operating segments. As such, the Company has made appropriate adjustments to its segment-related disclosures for 2009 as well as historical figures.

The following tables present certain financial information by segment:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$1,604	$2,485	$3,009	$4,759
Occupant Safety Systems	685	1,148	1,284	2,235
Automotive Components	309	555	577	1,083
Electronics	134	258	252	513

Total sales to external customers	$2,732	$4,446	$5,122	$8,590

Intersegment sales:
Chassis Systems	$10	$13	$15	$26
Occupant Safety Systems	7	17	13	29
Automotive Components	7	15	13	29
Electronics	69	92	124	180

Total intersegment sales	$93	$137	$165	$264

Total segment sales:
Chassis Systems	$1,614	$2,498	$3,024	$4,785
Occupant Safety Systems	692	1,165	1,297	2,264
Automotive Components	316	570	590	1,112
Electronics	203	350	376	693

Total segment sales	$2,825	$4,583	$5,287	$8,854

Earnings (losses) before taxes, including noncontrolling interest:
Chassis Systems	$45	$98	$(4)	$161
Occupant Safety Systems	20	79	(1)	163
Automotive Components	(20)	31	(58)	59
Electronics	9	43	4	86

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(Dollars in millions)

Segment earnings (losses) before taxes	54	251	(59)	469
Corporate expense and other	(10)	(24)	(25)	(52)
Finance costs	(42)	(44)	(84)	(93)
Gain on retirement of debt — net	1	—	35	—
Net earnings attributable to noncontrolling interest, net of tax	5	5	7	10

Earnings (losses) before income taxes	$8	$188	$(126)	$334

17.	Contingencies

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

As of July 3, 2009, the Company had reserves for environmental matters of $45 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement relating to the Acquisition. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company’s financial position, results of operations or cash flows of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position, results of operations or cash flows or the possible effect of compliance with environmental requirements imposed in the future.

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

Neither settlement costs in connection with asbestos claims nor annual legal fees to defend these claims have been material in the past. These claims are strongly disputed by the Company and it has been the Company’s policy to defend against them aggressively. Many of these cases have been dismissed without any payment whatsoever. Moreover, there is significant insurance coverage with solvent carriers with respect to these claims. However, while costs to defend and settle these claims in the past have not been material, there can be no assurances that this will remain so in the future.

Management believes that the ultimate resolution of the foregoing matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 20, 2009 and July 29, 2009, respectively, and the other information included herein. References in this Quarterly Report on Form 10-Q (this “Report”) to “we,” “our,” or the “Company” refer to TRW Automotive Holdings Corp., together with its subsidiaries.

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

Given the increasing importance and focus on the use of electronics in vehicle safety systems, in the first quarter of 2009, we began to manage and report our Electronics business separately from our other segments. As a result, we have made appropriate adjustments to our segment-related disclosures for the first and second quarters of 2009 as well as historical figures. Our Electronics segment focuses on the design, manufacture and sale of electronic components and systems in the areas of safety, radio frequency (“RF”), chassis, driver assistance and powertrain. As a result, we now operate our business along four segments: Chassis Systems, Occupant Safety Systems, Automotive Components and Electronics.

We are primarily a “Tier 1” supplier, with over 86% of our end-customer sales in 2008 made to major OEMs. Of our 2008 sales, approximately 56% were in Europe, 30% were in North America, 9% were in Asia, and 5% were in the rest of the world.

Financial Results

Our net sales for the three months ended July 3, 2009 were $2.7 billion, which represents a decrease of 38.6% from the prior year period. The decrease in sales was driven by significantly lower vehicle production volumes worldwide, including the shut-downs in North America related to the Chrysler LLC and General Motors Corporation bankruptcy filings. Also contributing to the decrease in sales were unfavorable movements in foreign currency exchange rates compared to the prior year period.

Operating income for the three months ended July 3, 2009 was $44 million compared to operating income of $224 million for the three months ended June 27, 2008. The decline in operating results of $180 million resulted primarily from the profit impact of lower sales due to lower production volumes.

Net losses attributable to TRW for the three months ended July 3, 2009 were $11 million as compared to net earnings of $127 million for the three months ended June 27, 2008. This decrease of $138 million was primarily the result of the significant decrease in operating results of $180 million, as described above, offset by a decrease in income tax expense of $42 million.

Our net sales for the six months ended July 3, 2009 were $5.1 billion, which represents a decrease of 40.4% from the prior year period. The decrease in sales was driven by significantly lower vehicle production volumes worldwide, including the shut-downs in North America related to the Chrysler LLC and General Motors Corporation bankruptcy filings. Also contributing to the decrease in sales were unfavorable movements in foreign currency exchange rates compared to the prior year period.

Operating losses for the six months ended July 3, 2009 were $81 million compared to operating income of $412 million for the six months ended June 27, 2008. The decline in operating results of $493 million resulted primarily from the profit impact of lower sales due to lower production volumes. Also contributing to the decrease in operating results were intangible asset impairments of $30 million for the six months ended July 3, 2009, whereas there were no intangible asset impairments in the prior year period, and restructuring charges and fixed asset impairments of $50 million for the six months ended July 3, 2009, compared to $32 million in the prior year period.

Net losses attributable to TRW for the six months ended July 3, 2009 were $142 million as compared to net earnings of $221 million for the six months ended June 27, 2008. This decrease of $363 million was primarily the result of the significant decrease in operating results of $493 million, as described above, offset by a net gain on retirement of debt of $35 million recognized during 2009 and a decrease in income tax expense of $94 million.

Recent Trends and Market Conditions

The automotive and automotive supply industries continued to experience unfavorable trends and developments during the second quarter and first half of 2009. These trends and developments include:

General Economic Conditions:

Overall negative economic conditions, including the fallout surrounding the global financial markets, rising unemployment and lower consumer confidence, have continued to adversely impact the automotive and automotive supply industries. During the first half of 2009, such conditions resulted in a significant decrease in demand for automobiles, and a corresponding decrease in vehicle production and sales, compared to recent years.

Production Levels and Product Mix:

Production levels were at, or near, 30 year lows during the first quarter of 2009, but began to increase slightly during the second quarter of 2009. While we expect this trend to continue, we do not expect that, in the near term, production levels will achieve the levels experienced prior to the start of the economic downturn in the second half of 2008.

In Europe, where over fifty percent of our sales originated in 2008, vehicle production continued to decline sharply during the first quarter of 2009 but began to rebound in the second quarter of 2009, primarily in response to stimulus programs implemented by several European governments to support the automotive industry (such as scrappage programs, tax incentives and direct financial aid to OEMs). The demand spurred by the various scrappage programs has generally favored smaller, more fuel efficient vehicles, which tend to be less profitable for OEMs and suppliers. Although the overall trends at the end of the second quarter of 2009 were positive, the automotive industry in Europe continues to face difficult challenges as production remains far below recent historical levels. Additionally, it is unclear whether this recent increase in demand is a pull-forward of future sales or if such increased sales will be sustainable beyond the near term.

In North America, where approximately thirty percent of our sales originated in 2008, the automobile markets also experienced significantly lower demand and production levels compared to the prior year. In response to the negative market conditions, governments in North America have also implemented, or are in the process of implementing, programs to support the automotive industry. Such programs have been directed towards providing direct financial aid to OEMs and suppliers, with less emphasis on increasing customer demand. However, the U.S. government recently passed legislation that would offer vouchers to consumers for the trade-in of older, less fuel efficient vehicles. Also, similar to Europe, there has been a shift in mix of vehicles being produced and sold, from larger vehicles (like SUVs and light trucks) to smaller, more fuel efficient and less profitable passenger cars. In North America, OEMs face an additional challenge because the change in mix appears to be correlated to short-term fluctuations in the price of gasoline, which impacts consumer preferences, causing production to fluctuate between SUVs/light trucks and more fuel efficient passenger cars.

Our customer base in North America is heavily weighted toward Chrysler (defined as Chrysler LLC combined with Chrysler Group LLC), Ford Motor Company (“Ford”) and GM (defined as General Motors Corporation combined with General Motors Company) (and together with Chrysler and Ford, the “Detroit Three”). While all OEMs in this region have suffered a significant decline in sales and production over the past twelve months, despite support from their respective governments, the Detroit Three have suffered disproportionately, primarily due to structural issues specific to their companies beyond those of their competitors, such as significant overcapacity and pension and healthcare costs. As a result, each of the Detroit Three and several of their major suppliers are in the midst of unprecedented restructuring, including in some cases filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

OEM and Supplier Restructuring Actions:

Significantly lower global production volumes, tightened liquidity and increased cost of capital have combined to cause severe financial distress among many companies within the automotive industry (including both OEMs and suppliers) and have forced those companies to implement various forms of restructuring actions. During the first half of 2009, several large automotive manufacturers and Tier 1 suppliers have entered into reorganization or liquidation plans under bankruptcy court protection. During the second quarter of 2009, Chrysler LLC and General Motors Corporation, and certain of their respective U.S. subsidiaries filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Both have reorganized and formed new companies that are currently operating outside of bankruptcy protection. They utilized the bankruptcy process to restructure their organizations and improve their financial stability and position. Although both are important customers to us, their bankruptcy filings and subsequent reorganizations have not had, and are not expected to have, a significant impact on us in the short term. However, it is unclear how the involvement of the U.S. government, which is a significant stakeholder in both newly-formed companies, will impact the industry going forward. It is also unclear how liabilities shared by us and either of these companies will be resolved because of the potential discharge of certain claims in the bankruptcy proceedings of these companies. Also during the second quarter and early part of July 2009, several Tier 1 automotive suppliers, such as Visteon Corporation, Lear Corporation and Metaldyne Corporation, among others, have filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. These bankruptcies are not expected to have a significant impact on us, however, since we have many of the same customers, any impact of these bankruptcies on our customers could, in turn, affect us.

In addition, unfavorable industry conditions, coupled with bankruptcy filings of automotive manufacturers and Tier 1 suppliers, have also resulted in financial distress in the Tier 2 and Tier 3 supply base. In some cases this distress poses a risk of supply disruption to us or requires intervention by us to provide financial support in order to avoid supply disruption. We have dedicated resources and systems to closely monitor the viability of our supply base and are constantly evaluating opportunities to mitigate the risk and/or effects of any disruption caused by a supplier. Such monitoring efforts notwithstanding, it can be difficult and expensive to change suppliers that are critical to our business. As a result, severe financial distress of our suppliers could negatively affect our business, either through an inability to meet our commitments or having to meet them with excessive and unplanned cost.

Inflation and Pricing Pressure:

Although commodity pressures have abated somewhat in recent months, in general, overall commodity volatility and inflationary and deflationary pressures are an ongoing concern for our business and have been a considerable operational and financial focus for the Company. Furthermore, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their inability to adequately address these pressures. We have continued to work with our suppliers and customers to manage changes in commodity costs; however, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.

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

Foreign Currencies:

In the first half of 2009 we experienced a negative impact on our reported earnings in U.S. dollars, compared to the first half of 2008, resulting from the translation of results denominated in other currencies, mainly the euro. Additionally, operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies. While we employ financial instruments to hedge certain exposures to fluctuations in foreign currency exchange rates, we cannot ensure that these hedging actions will insulate us from currency effects or that they will always be available to us at economically reasonable costs.

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

In light of the current industry conditions, we finalized our Sixth Amended and Restated Credit Agreement (the “Sixth Credit Agreement”) relating to our Senior Secured Credit Facilities in order to maintain adequate liquidity and to remove doubts that previously existed regarding covenant compliance. Completion of the Sixth Credit Agreement resulted in our auditors reissuing their audit report on our 2008 Form 10-K. This agreement includes revised financial covenant ratios beginning with the second quarter of 2009 through the third quarter of 2011.

Additionally, over the past twelve months we have undertaken a number of restructuring and cost reduction initiatives to partially mitigate the impact of the industry downturn and higher cost of debt. Such initiatives have included a series of headcount reductions (totaling over 15,000 employees worldwide since the beginning of 2008) and significant restrictions on capital expenditures and other discretionary spending. During the first half of 2009, we recorded restructuring charges of approximately $44 million related to headcount reductions. We continue to evaluate our global footprint to ensure that the Company is properly configured and sized based on changing market conditions. Although we have experienced positive results from our restructuring and cost reduction initiatives, further plant rationalization and global workforce reduction efforts may be warranted.

Despite a difficult past twelve months, we believe that the actions we have taken to help mitigate the effect of the economic downturn, along with the government supported stimulus and scrappage programs implemented around the world, will help us become profitable and generate positive cash flows at lower levels of production than we previously experienced.

Our Debt and Capital Structure

On June 24, 2009 the Company entered into its Sixth Credit Agreement with the lenders party thereto. The Sixth Credit Agreement amends certain provisions of the Fifth Amended and Restated Credit Agreement (the “Prior Agreement”), including the financial covenants, applicable interest rates and commitment fee rates as well as certain other covenants applicable to the Company. The other material terms of the Sixth Credit Agreement are the same as those in the Company’s Prior Agreement. The Sixth Credit Agreement continues to provide for $2.5 billion in senior secured credit facilities, consisting of (i) a 5-year $1.4 billion Revolving Credit Facility that matures in May 2012 (the “Revolving Credit Facility”), (ii) a 6-year $600.0 million Term Loan A-1 Facility that matures in May 2013 (the “Term Loan A-1”) and (iii) a 6.75-year $500.0 million Term Loan B-1 Facility that matures in February 2014 (the “Term Loan B-1”; combined with the Revolving Credit Facility and Term Loan A-1, the “Senior Secured Credit Facilities”). In conjunction with the Sixth Credit Agreement, the Company paid fees and expenses totaling approximately $30 million, including lender consent fees, relating to the transaction. The Company has capitalized $32 million of aggregate deferred debt issuance costs, including unamortized costs associated with the Prior Agreement, and recorded a loss on retirement of debt of $6 million related to the write-off of debt issuance costs associated with the term loans from the Prior Agreement.

During the first half of 2009, the Company entered into transactions to repurchase $38 million in principal amount of the 7 1/4% Senior Notes, €10 million in principal amount of the 6 3/8% Senior Notes and $6 million in principal amount of the 7% Senior Notes, totaling $57 million in principal amount. As a result of these transactions, the Company recorded a gain on retirement of debt of $41 million, including the write-off of a portion of deferred financing fees and premiums. The repurchased notes were retired upon settlement.

As market conditions warrant, we and our major equity holders, including The Blackstone Group L.P. and its affiliates (the “Blackstone Investors”), may from time to time repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or otherwise.

Electronics Segment

As previously stated, we began to manage and report on our Electronics segment separately beginning in the first quarter of 2009. Our Electronics segment focuses on the design, manufacture and sale of electronics components and systems in the areas of safety, RF, chassis, driver assistance and powertrain. We sell our Electronics products primarily to OEMs and to TRW Chassis Systems (braking and steering applications). We also sell these products to OEM service organizations. We believe our Electronics segment is well positioned to capitalize on growth trends toward (1) increasing electronic content per vehicle; (2) increasing active safety systems, particularly in the areas of electric steering, electronic vehicle stability control and integrated vehicle control systems; (3) increasing passive safety systems, particularly in the areas of side and curtain air bag systems and active seat belt pretensioning and retractor systems; (4) integration of active and passive safety systems; and (5) improving fuel economy and reducing CO2 emissions.

Product Line	Description

Safety Electronics	Front and side crash sensors, vehicle rollover sensors, airbag diagnostic modules, weight sensing systems for occupant detection
RF Electronics	Remote keyless entry systems, passive entry systems, advanced theft deterrent systems, direct tire pressure monitoring systems
Chassis Electronics	Inertial measurement units, electronic control units for electronic anti-lock braking and vehicle stability control systems and electric power steering systems, integrated inertial measurement unit/airbag diagnostic modules
Driver Assist Systems	Active cruise control systems, lane keeping/lane departure warning systems
Powertrain Electronics	Electronic control units for medium- and heavy-duty diesel-powered engines

RESULTS OF OPERATIONS

The following unaudited consolidated statements of operations compare the results of operations for the three and six months ended July 3, 2009 and June 27, 2008.

Total Company Results of Operations

Consolidated Statements of Operations
For the Three Months Ended July 3, 2009 and June 27, 2008
(Unaudited)

	Three Months Ended		Variance
	July 3,	June 27,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)

Sales	$2,732	$4,446	$(1,714)
Cost of sales	2,532	4,045	(1,513)

Gross profit	200	401	(201)
Administrative and selling expenses	117	136	(19)
Amortization of intangible assets	6	9	(3)
Restructuring charges and fixed asset impairments	26	24	2
Other expense — net	7	8	(1)

Operating income	44	224	(180)
Interest expense — net	41	43	(2)
Gain on retirement of debt — net	(1)	—	(1)
Accounts receivable securitization costs	1	1	—
Equity in earnings of affiliates, net of tax	(5)	(8)	3

Earnings before income taxes	8	188	(180)
Income tax expense	14	56	(42)

Net (losses) earnings	(6)	132	(138)
Less: Net earnings attributable to noncontrolling interest, net of tax	5	5	—

Net (losses) earnings attributable to TRW	$(11)	$127	$(138)

Three Months Ended July 3, 2009 Compared to Three Months Ended June 27, 2008

Sales decreased by $1,714 million for the three months ended July 3, 2009 as compared to the three months ended June 27, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $1,248 million. The lower volume was attributed to a decline in light vehicle production volumes in all major geographic regions. Foreign currency exchange also had a net unfavorable impact on sales of $466 million due to the relative strength of the dollar against other currencies (most notably the euro).

Gross profit decreased by $201 million for the three months ended July 3, 2009 as compared to the three months ended June 27, 2008. The decrease in gross profit was driven primarily by lower volume and adverse mix, together which totaled $328 million, and the net unfavorable impact of foreign currency exchange of $58 million. Also contributing to the decrease in gross profit was the non-recurrence of net insurance recoveries of $14 million related to a business disruption at our brake line production facility in South America in the prior period and increased warranty expense of $6 million. These unfavorable items were partially offset by cost reductions (in excess of inflation and price reductions provided to customers) of $174 million, lower pension and postretirement benefit expense of $18 million, the favorable impact of contractual settlements related to certain customer arrangements in our Chassis Systems segment of $8 million and the reversal of accruals related to certain benefit programs at several of our European facilities which increased gross profit by $6 million. Gross profit as a percentage of sales for the three months ended July 3, 2009 was 7.3% compared to 9.0% for the three months ended June 27, 2008.

Administrative and selling expenses decreased by $19 million for the three months ended July 3, 2009 as compared to the three months ended June 27, 2008. The decrease was driven primarily by the favorable impact of foreign currency exchange of $12 million and cost reductions in excess of inflation and other costs which in total net to $7 million. Administrative and selling expenses as a percentage of sales were 4.3% for the three months ended July 3, 2009, as compared to 3.1% for the three months ended June 27, 2008.

Restructuring charges and fixed asset impairments increased by $2 million for the three months ended July 3, 2009 compared to the three months ended June 27, 2008. The increase was driven primarily by an increased level of restructuring activities related to the ongoing workforce reduction initiatives that began in the fourth quarter of 2008.

Other expense — net decreased by $1 million for the three months ended July 3, 2009 as compared to the three months ended June 27, 2008. This was primarily due to a favorable change in foreign currency exchange losses of $5 million, and a decrease in miscellaneous other expense of $2 million. This was offset by a net loss on sale of assets of $1 million in 2009 compared to a net gain of $4 million in 2008, and a decrease in royalty and grant income of $1 million.

Interest expense — net decreased by $2 million for the three months ended July 3, 2009 as compared to the three months ended June 27, 2008, primarily as the result of lower interest rates on variable rate debt. The Sixth Credit Agreement, which contains higher interest rates, became effective on June 24, 2009.

Gain on retirement of debt — net was $1 million for the three months ended July 3, 2009. During the second quarter of 2009, we recognized a gain on retirement of debt of $7 million offset by $6 million of losses related to the Company’s amendment of the credit agreement governing its Senior Secured Credit Facilities.

Income tax expense for the three months ended July 3, 2009 was $14 million on pre-tax income of $8 million as compared to income tax expense of $56 million on pre-tax income of $188 million for the three months ended June 27, 2008. The income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which a corresponding income tax expense or benefit is not recognized, partially offset by favorable foreign tax rates, holidays, and credits.

Consolidated Statements of Operations
For the Six Months Ended July 3, 2009 and June 27, 2008
(Unaudited)

	Six Months Ended		Variance
	July 3,	June 27,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)

Sales	$5,122	$8,590	$(3,468)
Cost of sales	4,892	7,848	(2,956)

Gross profit	230	742	(512)
Administrative and selling expenses	224	268	(44)
Amortization of intangible assets	11	18	(7)
Restructuring charges and fixed asset impairments	50	32	18
Intangible asset impairments	30	—	30
Other (income) expense — net	(4)	12	(16)

Operating (losses) income	(81)	412	(493)
Interest expense — net	82	91	(9)
Gain on retirement of debt — net	(35)	—	(35)
Accounts receivable securitization costs	2	2	—
Equity in earnings of affiliates, net of tax	(4)	(15)	11

(Losses) earnings before income taxes	(126)	334	(460)
Income tax expense	9	103	(94)

Net (losses) earnings	(135)	231	(366)
Less: Net earnings attributable to noncontrolling interest, net of tax	7	10	(3)

Net (losses) earnings attributable to TRW	$(142)	$221	$(363)

Six Months Ended July 3, 2009 Compared to Six Months Ended June 27, 2008

Sales decreased by $3,468 million for the six months ended July 3, 2009 as compared to the six months ended June 27, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $2,558 million. The lower volume was attributed to a decline in light vehicle production volumes in all major geographic regions. Foreign currency exchange also had a net unfavorable impact on sales of $910 million due to the relative strength of the dollar against other currencies (most notably the euro).

Gross profit decreased by $512 million for the six months ended July 3, 2009 as compared to the six months ended June 27, 2008. The decrease in gross profit was driven primarily by lower volume and adverse mix, together which totaled to $679 million and the net unfavorable impact of foreign currency exchange of $121 million. Also contributing to the decrease in gross profit was the non-recurrence of net insurance recoveries of $14 million related to a business disruption at our brake line production facility in South America in prior period and increased warranty expense of $5 million. These unfavorable items were partially offset by cost reductions (in excess of inflation and price reductions provided to customers) of $264 million, lower pension and postretirement benefit expense of $31 million, the favorable impact of contractual settlements related to certain customer arrangements in our Chassis Systems segment of $8 million and the reversal of accruals related to certain benefit programs at several of our European facilities which increased gross profit by $6 million. Gross profit as a percentage of sales for the six months ended July 3, 2009 was 4.5% compared to 8.6% for the six months ended June 27, 2008.

Administrative and selling expenses decreased by $44 million for the six months ended July 3, 2009 as compared to the six months ended June 27, 2008. The decrease was driven primarily by the favorable impact of foreign currency exchange of $24 million and cost reductions in excess of inflation and other costs which in total net to $20 million. Administrative and selling expenses as a percentage of sales were 4.4% for the six months ended July 3, 2009, as compared to 3.1% for the six months ended June 27, 2008.

Restructuring charges and fixed asset impairments increased by $18 million for the six months ended July 3, 2009 compared to the six months ended June 27, 2008. The increase was driven primarily by an increased level of restructuring activities related to the ongoing workforce reduction initiatives that began in the fourth quarter of 2008.

Intangible asset impairments were $30 million for the six months ended July 3, 2009, while there were none in the six months ended June 27, 2008. During the first quarter of 2009, due to the negative economic and industry conditions, impairment charges of $30 million were recorded as a result of testing the recoverability of our trademark intangible asset.

Other (income) expense — net improved by $16 million for the six months ended July 3, 2009 as compared to the six months ended June 27, 2008. This was primarily due to a favorable change in foreign currency exchange losses of $14 million, an increase in royalty and grant income of $2 million, and an increase in miscellaneous other income of $1 million. This was offset by an unfavorable change in net provision for bad debts of $1 million.

Interest expense — net decreased by $9 million for the six months ended July 3, 2009 as compared to the six months ended June 27, 2008, primarily as the result of lower interest rates on the Company’s variable rate debt. The Sixth Credit Agreement, which contains higher interest rates, became effective on June 24, 2009.

Gain on retirement of debt — net was $35 million for the six months ended July 3, 2009. During the first quarter of 2009, we repurchased $47 million in principal amount of the New Senior Notes and recorded a gain on retirement of debt of $34 million, including the write-off of a portion of deferred financing fees and premiums. During the second quarter of 2009, we repurchased $10 million in principal amount of the New Senior Notes and recognized a gain on retirement of debt of $7 million, offset by $6 million of expense related to the Company’s amendment of the credit agreement governing its Senior Secured Credit Facilities.

Income tax expense for the six months ended July 3, 2009 was $9 million on pre-tax losses of $126 million as compared to income tax expense of $103 million on pre-tax income of $334 million for the six months ended June 27, 2008. The tax expense for the six months ended July 3, 2009 includes tax expense of $13 million that was recorded in establishing a valuation allowance against the net deferred tax assets of certain subsidiaries. The income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which a corresponding income tax expense or benefit is not recognized, partially offset by favorable foreign tax rates, holidays, and credits.

Segment Results of Operations

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(Dollars in millions)

Total sales, including intersegment sales:
Chassis Systems	$1,614	$2,498	$3,024	$4,785
Occupant Safety Systems	692	1,165	1,297	2,264
Automotive Components	316	570	590	1,112
Electronics	203	350	376	693
Intersegment elimination	(93)	(137)	(165)	(264)

Total sales	$2,732	$4,446	$5,122	$8,590

Earnings (losses) before taxes, including noncontrolling interest:
Chassis Systems	$45	$98	$(4)	$161
Occupant Safety Systems	20	79	(1)	163
Automotive Components	(20)	31	(58)	59
Electronics	9	43	4	86

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(Dollars in millions)

Segment earnings (losses) before taxes	54	251	(59)	469
Corporate expense and other	(10)	(24)	(25)	(52)
Financing costs	(42)	(44)	(84)	(93)
Gain on retirement of debt — net	1	—	35	—
Net earnings attributable to noncontrolling interest, net of tax	5	5	7	10

Earnings (losses) before income taxes	$8	$188	$(126)	$334

Chassis Systems

Three Months Ended July 3, 2009 Compared to Three Months Ended June 27, 2008

	Three Months Ended		Variance
	July 3,	June 27,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)

Sales, including intersegment sales	$1,614	$2,498	$(884)
Earnings before taxes	45	98	(53)
Restructuring charges and asset impairments included in earnings before taxes	10	21	(11)

Sales, including intersegment sales decreased by $884 million for the three months ended July 3, 2009 as compared to the three months ended June 27, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $641 million. The lower volume was attributed to a decline in light vehicle production volumes in all major geographic regions. Foreign currency exchange also had a net unfavorable impact on sales of $243 million.

Earnings before taxes decreased by $53 million for the three months ended July 3, 2009 as compared to the three months ended June 27, 2008. The decrease in earnings was driven primarily by lower volume and adverse mix which totaled $121 million, the net unfavorable impact of foreign currency exchange of $19 million, the non-recurrence of net insurance recoveries of $14 million related to a business disruption at our brake line production facility in South America in the prior period and increased warranty expense of $5 million. These items were partially offset by cost reductions (in excess of inflation and price reductions) of $80 million, decreased restructuring and impairment costs of $11 million and the favorable impact of contractual settlements related to certain customer arrangements of $8 million. Additional items which partially offset the decrease in earnings included a customer reimbursement of $5 million for costs incurred as a result of the premature closure of an operating facility, the reversal of accruals related to certain benefit programs at several of our European facilities which increased earnings by $1 million, and lower pension and postretirement benefit expense of $1 million.

For the three months ended July 3, 2009, this segment recorded restructuring charges of approximately $9 million primarily related to severance, retention and outplacement services as well as postemployment benefit expense at various production facilities and other fixed asset impairments of approximately $1 million to write down certain machinery and equipment to fair value based on estimated future cash flows. For the three months ended June 27, 2008, this segment recorded restructuring charges of approximately $8 million primarily related to severance, retention and outplacement services at various production facilities and other fixed asset impairments of approximately $13 million to write down certain machinery and equipment to fair value based on estimated future cash flows.

Six Months Ended July 3, 2009 Compared to Six Months Ended June 27, 2008

	Six Months Ended		Variance
	July 3,	June 27,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)

Sales, including intersegment sales	$3,024	$4,785	$(1,761)
(Losses) earnings before taxes	(4)	161	(165)
Restructuring charges and asset impairments included in (losses) earnings before taxes	21	28	(7)

Sales, including intersegment sales decreased by $1,761 million for the six months ended July 3, 2009 as compared to the six months ended June 27, 2008. The decrease in sales was driven primarily by lower volume net of favorable price recoveries from customers, together which net to $1,288 million. The lower volume was attributed to a decline in light vehicle production volumes in all major geographic regions. Foreign currency exchange also had a net unfavorable impact on sales of $473 million.

(Losses) earnings before taxes decreased by $165 million for the six months ended July 3, 2009 as compared to the six months ended June 27, 2008. The decrease in earnings was driven primarily by lower volume and adverse mix which totaled $248 million, the net unfavorable impact of foreign currency exchange of $37 million, the non-recurrence of net insurance recoveries of $14 million related to a business disruption at our brake line production facility in South America in the prior period and increased warranty expense of $8 million. These items were partially offset by cost reductions (in excess of inflation) and price recoveries from customers, which in total net to $119 million, the favorable impact of contractual settlements related to certain customer arrangements of $8 million and decreased restructuring and impairment costs of $7 million. Additional items which partially offset the decrease in earnings included a customer reimbursement of $5 million for costs incurred as a result of the premature closure of an operating facility and lower pension and postretirement benefit expense of $3 million.

For the six months ended July 3, 2009, this segment recorded restructuring charges of approximately $18 million primarily related to severance, retention and outplacement services as well as postemployment benefit expense at various production facilities and other fixed asset impairments of approximately $3 million to write down certain machinery and equipment to fair value based on estimated future cash flows. For the six months ended June 27, 2008, this segment recorded restructuring charges of approximately $11 million primarily related to severance, retention and outplacement services at various production facilities and other fixed asset impairments of approximately $17 million to write down certain machinery and equipment to fair value based on estimated future cash flows.

Occupant Safety Systems

Three Months Ended July 3, 2009 Compared to Three Months Ended June 27, 2008

	Three Months Ended		Variance
	July 3,	June 27,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)

Sales, including intersegment sales	$692	$1,165	$(473)
Earnings before taxes	20	79	(59)
Restructuring charges and asset impairments included in earnings before taxes	7	2	5

Sales, including intersegment sales decreased by $473 million for the three months ended July 3, 2009 as compared to the three months ended June 27, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $340 million, and the net unfavorable impact of foreign currency exchange of $133 million.

Earnings before taxes decreased by $59 million for the three months ended July 3, 2009 as compared to the three months ended June 27, 2008. The decrease in earnings was driven primarily by lower volume and adverse mix which totaled $98 million, the net unfavorable impact of foreign currency exchange of $11 million and increased restructuring and impairment costs of $5 million. These items were partially offset by cost reductions (in excess of inflation and price reductions) of $50 million and the reversal of accruals related to certain benefit programs at several of our European facilities which increased earnings by $5 million.

For the three months ended July 3, 2009, this segment recorded restructuring charges of approximately $7 million primarily related to severance, retention and outplacement services as well as postemployment benefit expense at various production facilities. For the three months ended June 27, 2008, this segment recorded restructuring charges of approximately $1 million primarily related to severance, retention and outplacement services primarily at certain North American production facilities and $1 million of asset impairments related to restructuring to write down certain machinery and equipment to fair value associated with the closure of a facility in Europe.

Six Months Ended July 3, 2009 Compared to Six Months Ended June 27, 2008

	Six Months Ended		Variance
	July 3,	June 27,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)

Sales, including intersegment sales	$1,297	$2,264	$(967)
(Losses) earnings before taxes	(1)	163	(164)
Restructuring charges and asset impairments included in (losses) earnings before taxes	11	3	8

Sales, including intersegment sales decreased by $967 million for the six months ended July 3, 2009 as compared to the six months ended June 27, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $710 million, and the net unfavorable impact of foreign currency exchange of $257 million.

(Losses) earnings before taxes decreased by $164 million for the six months ended July 3, 2009 as compared to the six months ended June 27, 2008. The decrease in earnings was driven primarily by lower volume and adverse mix which totaled $204 million, the net unfavorable impact of foreign currency exchange of $36 million and increased restructuring and impairment costs of $8 million. These items were partially offset by cost reductions and favorable patent dispute resolutions (in excess of inflation and price reductions) of $74 million, lower warranty costs of $6 million and the reversal of accruals related to certain benefit programs at several of our European facilities which increased earnings by $5 million.

For the six months ended July 3, 2009, this segment recorded restructuring charges of approximately $11 million primarily related to severance, retention and outplacement services as well as postemployment benefit expense at various production facilities. For the six months ended June 27, 2008, this segment recorded restructuring charges of approximately $2 million primarily related to severance, retention and outplacement services primarily at certain North American production facilities and $1 million of asset impairments associated with the closing of a facility in Europe to write down certain machinery and equipment to fair value.

Automotive Components

Three Months Ended July 3, 2009 Compared to Three Months Ended June 27, 2008

	Three Months Ended		Variance
	July 3,	June 27,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)

Sales, including intersegment sales	$316	$570	$(254)
(Losses) earnings before taxes	(20)	31	(51)
Restructuring charges and asset impairments included in (losses) earnings before taxes	6	1	5

Sales, including intersegment sales decreased by $254 million for the three months ended July 3, 2009 as compared to the three months ended June 27, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $181 million and the net unfavorable impact of foreign currency exchange of $73 million.

(Losses) earnings before taxes decreased by $51 million for the three months ended July 3, 2009 as compared to the three months ended June 27, 2008. The decrease in earnings was driven primarily by lower volume and adverse mix which totaled $60 million, the net unfavorable impact of foreign currency exchange of $11 million, increased restructuring and impairment costs of $5 million, and higher warranty expense of $2 million. These items were partially offset by cost reductions (in excess of inflation and price reductions) of $25 million and lower pension and postretirement benefit expense of $2 million.

For the three months ended July 3, 2009, this segment recorded restructuring charges of approximately $5 million primarily related to severance, retention and outplacement services as well as postemployment benefit expense at various production facilities, and other fixed asset impairments of approximately $1 million to write down certain machinery and equipment to fair value based on estimated future cash flows. For the three months ended June 27, 2008, the restructuring charges of $1 million related to severance and other costs at various production facilities.

Six Months Ended July 3, 2009 Compared to Six Months Ended June 27, 2008

	Six Months Ended		Variance
	July 3,	June 27,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)

Sales, including intersegment sales	$590	$1,112	$(522)
(Losses) earnings before taxes	(58)	59	(117)
Restructuring charges and asset impairments included in (losses) earnings before taxes	13	1	12

Sales, including intersegment sales decreased by $522 million for the six months ended July 3, 2009 as compared to the six months ended June 27, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $379 million and the net unfavorable impact of foreign currency exchange of $143 million.

(Losses) earnings before taxes decreased by $117 million for the six months ended July 3, 2009 as compared to the six months ended June 27, 2008. The decrease in earnings was driven primarily by lower volume and adverse mix which totaled $125 million, the net unfavorable impact of foreign currency exchange of $20 million, increased restructuring and impairment costs of $12 million, and higher warranty expense of $3 million. These items were partially offset by cost reductions (in excess of inflation and price reductions) of $41 million and lower pension and postretirement benefit expense of $2 million.

For the six months ended July 3, 2009, this segment recorded restructuring charges of approximately $10 million primarily related to severance, retention and outplacement services as well as postemployment benefit expense at various production facilities, and other fixed asset impairments of approximately $3 million to write down certain machinery and equipment to fair value based on estimated future cash flows. For the six months ended June 27, 2008, the restructuring charges of $1 million related to severance and other costs at various production facilities.

Electronics

Three Months Ended July 3, 2009 Compared to Three Months Ended June 27, 2008

	Three Months Ended		Variance
	July 3,	June 27,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)

Sales, including intersegment sales	$203	$350	$(147)
Earnings before taxes	9	43	(34)
Restructuring charges and asset impairments included in earnings before taxes	3	—	3

Sales, including intersegment sales decreased by $147 million for the three months ended July 3, 2009 as compared to the three months ended June 27, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $122 million and the net unfavorable impact of foreign currency exchange of $25 million.

Earnings before taxes decreased by $34 million for the three months ended July 3, 2009 as compared to the three months ended June 27, 2008. The decrease in earnings was driven primarily by lower volume and adverse mix which totaled $49 million, and increased restructuring and impairment costs of $3 million. These items were partially offset by cost reductions (in excess of inflation and price reductions) of $18 million and the net favorable impact of foreign currency exchange of $1 million.

For the three months ended July 3, 2009, this segment recorded restructuring charges of approximately $3 million primarily related to severance, retention and outplacement services as well as postemployment benefit expense at various production facilities.

Six Months Ended July 3, 2009 Compared to Six Months Ended June 27, 2008

	Six Months Ended		Variance
	July 3,	June 27,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)

Sales, including intersegment sales	$376	$693	$(317)
Earnings before taxes	4	86	(82)
Restructuring charges and asset impairments included in earnings before taxes	4	—	4

Sales, including intersegment sales decreased by $317 million for the six months ended July 3, 2009 as compared to the six months ended June 27, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $265 million and the net unfavorable impact of foreign currency exchange of $52 million.

Earnings before taxes decreased by $82 million for the six months ended July 3, 2009 as compared to the six months ended June 27, 2008. The decrease in earnings was driven primarily by lower volume and adverse mix which totaled $101 million, increased restructuring and impairment costs of $4 million, the net unfavorable impact of foreign currency exchange of $3 million and increased warranty costs of $1 million. These items were partially offset by cost reductions (in excess of inflation and price reductions) of $28 million.

For the six months ended July 3, 2009, this segment recorded restructuring charges of approximately $4 million primarily related to severance, retention and outplacement services as well as postemployment benefit expense at various production facilities.

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

Cash Flows

Operating Activities.  Cash used in operating activities for the six months ended July 3, 2009, was $231 million, as compared to $75 million for the six months ended June 27, 2008. The increase in cash used in operating activities is primarily the result of the following factors:

•	The deterioration of our results of operations during the first half of 2009, as compared to the first half of 2008, which was primarily caused by reduced production volumes in North America and Europe.

•	Restructuring and severance for the first half of 2009 resulted in a cash outflow of $39 million compared to a cash outflow of $21 million in the first half of 2008, an increase of $18 million.

•	A positive offsetting factor resulting from the low production volumes during the first half of 2009 as compared to significantly higher production volumes experienced during the first half of 2008, was a decrease in working capital requirements of $282 million, from a cash outflow of $593 million in the first half of 2008 compared to a cash outflow of $311 million for the first half of 2009. The decrease in the working capital requirement was driven primarily by the shut downs of certain of our customers in the second quarter and the associated impact on receivables, inventories and payables. Improved management of inventory levels and the increased factoring of receivables during 2009 also contributed to the decrease in working capital requirements compared to the prior year period.

Investing Activities.  Cash used in investing activities for the six months ended July 3, 2009 was $69 million as compared to $258 million for the six months ended June 27, 2008.

For the six months ended July 3, 2009 and June 27, 2008, we spent $72 million and $217 million, respectively, in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $260 million, or approximately 3% of sales, for such capital expenditures during 2009.

During the six months ended June 27, 2008, we spent approximately $40 million in conjunction with an acquisition in our Chassis Systems segment and approximately $6 million on a joint venture in India to facilitate access to the Indian market and support our global customers.

Financing Activities.  Cash provided by financing activities was $111 million for the six months ended July 3, 2009 as compared to $150 million used in financing activities for the six months ended June 27, 2008. The favorable change of $261 million was primarily the result of having net cash proceeds of $198 million from our Revolving Credit Facility during the first half of 2009, compared to net cash repayments of $129 million during the first half of 2008, offset by $56 million of net payments on short and long-term debt during the first half of 2009 in excess of the net payments on short and long-term debt during the first half of 2008.

Debt and Commitments

Sources of Liquidity.  Our primary source of liquidity is cash flow generated from operations. We also have availability under our revolving credit facility and receivables facilities described below, subject to certain conditions. See “— Senior Secured Credit Facilities” and “Receivables Facilities” below. Our primary liquidity requirements, which are significant, are expected to be for debt service, working capital, capital expenditures, research and development costs and other general corporate purposes.

As of July 3, 2009, we had outstanding $3.0 billion in aggregate indebtedness. We intend to draw down on, and use proceeds from, the Revolving Credit Facility and our European accounts receivables facilities (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of July 3, 2009, we had approximately $905 million of availability under our Revolving Credit Facility, which reflects reduced availability primarily as a result of $400 million of revolver borrowings and $61 million in outstanding letters of credit and bank guarantees. The available amount indicated above also includes a reduction of $34 million for the unfunded commitment of Lehman Commercial Paper Inc., a lender under the Revolving Credit Facility that filed for bankruptcy protection.

On April 24, 2009, the Company terminated its United States receivables facility in order to participate in the Auto Supplier Support Program sponsored by the U.S. Treasury Department (“Auto Supplier Support Program”). Our eligible receivables were accepted into each of the Chrysler LLC and General Motors Corporation Auto Supplier Support Programs. Subsequent to the separate filings for bankruptcy protection by Chrysler LLC and General Motors Corporation, the Company elected to opt out of the General Motors Corporation Auto Supplier Support Program and Chrysler LLC ceased submitting invoices owed to the Company for payment under the Chrysler LLC Auto Supplier Support Program.

At December 31, 2008, certain of our European subsidiaries were parties to receivables financing arrangements. We have an arrangement involving a wholly-owned special purpose vehicle which purchases trade receivables from our German affiliates and sells those trade receivables to a German bank. The arrangement by its terms automatically renewed until January 2010 and is renewable annually thereafter, if not previously terminated. On July 2, 2009, this arrangement was reduced from €75 million to €37.5 million of which €35 million was available for funding. We had a €80 million factoring arrangement in France which was terminated on April 8, 2009, and a £25 million receivables financing arrangement in the United Kingdom, which was terminated on May 22, 2009. There were no outstanding borrowings under any of these facilities as of July 3, 2009.

In March 2009, the Company entered into a €30 million factoring arrangement in Italy. The program is renewable annually, if not terminated. As of July 3, 2009, the Company had factored approximately €13 million of the €27 million available for funding under this program.

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

On July 3, 2009, our subsidiaries in the Asia Pacific region also had various uncommitted credit facilities totaling approximately $118 million, of which $92 million was available after borrowings of $26 million. Although these borrowings are primarily in the local currency of the country where our subsidiaries’ operations are located, some are also in U.S. dollars. We expect that these additional facilities will be drawn on from time to time for normal working capital purposes.

Debt Repurchases.  In March 2009, the Company entered into transactions to repurchase Senior Notes totaling $47 million in principal amount. As a result of these transactions, the Company recorded a gain on retirement of debt of $34 million, including the write-off of a portion of deferred financing fees and premiums. Additionally, in April 2009, the Company entered into transactions to repurchase €5 million in principal amount of the 6 3/8% Senior Notes and $3 million in principal amount of the 7% Senior Notes totaling $10 million in principal amount. The Company recorded a gain on retirement of debt of $7 million, including the write-off of a portion of deferred financing fees and premiums, in the second quarter of 2009. The 2009 Senior Note repurchases were funded from cash on hand. See “Cash Flows — Financing Activities” above for further detail.

On March 13, 2008, the Company entered into a transaction to repurchase $12 million in principal amount of the 7% Senior Notes outstanding and recorded a gain on retirement of debt of $1 million. The repurchased notes were retired upon settlement on March 18, 2008.

On February 15, 2008, the Company redeemed all the remaining old notes in the amount of $20 million and recorded a loss on retirement of debt of $1 million. We funded the redemption of the remaining old notes from cash on hand.

Credit Ratings.  The Company has discontinued its practice of disclosing its credit ratings and ratings outlook. Investors should not rely on such disclosures contained in the Company’s previous filings, including its Annual Report on Form 10-K for the year ended December 31, 2008 and the corresponding disclosure in Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 29, 2009, which are no longer current.

Senior Secured Credit Facilities.  As of July 3, 2009, the term loan facilities, with maturities ranging from 2013 to 2014, consisted of an aggregate of $1.1 billion dollar-denominated term loans and the Revolving Credit Facility provided for borrowing of up to $1.4 billion. See “— Senior Secured Credit Facilities” in Note 11 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of these facilities.

Debt Covenants.  The Sixth Credit Agreement generally restricts the payment of dividends or other distributions by TRW Automotive Inc., subject to specified exceptions. The exceptions include, among others, the making of payments or distributions in respect of expenses required for us and our wholly-owned subsidiary, TRW Automotive Intermediate Holdings Corp., to maintain our corporate existence, general corporate overhead expenses, tax liabilities and legal and accounting fees. Since we are a holding company without any independent operations, we do not have significant cash obligations, and are able to meet our limited cash obligations under the exceptions to our debt covenants. See “— Debt Covenants” in Note 11 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for further information on debt covenants.

Interest Rate Swap Agreements.  The Company enters into interest rate swap agreements from time to time to hedge either the variability of interest payments associated with variable rate debt or to effectively change fixed rate debt obligations into variable rate obligations.

Contractual Obligations and Commitments

On June 24, 2009, the Company entered into its Sixth Credit Agreement with the lenders party thereto. The Sixth Credit Agreement amends certain provisions of the Prior Agreement, including the financial covenants, applicable interest rates and commitment fee rates as well as certain other covenants applicable to the Company. The other material terms of the Sixth Credit Agreement are the same as those in the Company’s Prior Agreement. See “— Senior Secured Credit Facilities” in Note 11 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of the Sixth Credit Agreement.

As indicated above, in March 2009 we repurchased New Senior Notes totaling $47 million in principal amount for $14 million and in April 2009, we repurchased certain tranches of our New Senior Notes totaling $10 million in principal amount for $3 million. On February 15, 2008, we redeemed all of the remaining old notes for $20 million and in March 2008, we repurchased and retired $12 million of the 7% Senior Notes outstanding for $11 million.

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

Receivables Facilities

Certain of our European subsidiaries are parties to receivables financing arrangements. See Note 6 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of our receivables facilities.

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

OUTLOOK

For the full year 2009, we expect revenue to be in the range of $10.5 billion to $10.9 billion, including third quarter sales of approximately $2.8 billion. These sales figures are based on expected 2009 production levels of 8.0 million units in North America and 16.4 million units in Europe, and take into consideration our expectation of foreign currency exchange rates.

The automotive industry remains in the midst of extraordinary challenges resulting from the global economic crisis and significantly reduced automotive production levels. However, based upon recent increases in demand, we are cautiously optimistic that the trough in vehicle production is behind us and the stimulus and scrappage programs implemented around the world will lead to moderately higher vehicle production levels in the second half of the year. Additionally, we believe that our liquidity position, in addition to our cost containment actions, position us well for continued success as a leading automotive supplier. Our technology portfolio, general diversification and improved cost structure will allow us to take advantage of an expected industry rebound.

We remain concerned about the ongoing financial health and solvency of our major customers as they respond to negative economic and industry conditions through various restructuring activities. Although the reorganizations of Chrysler and GM have not had a significant impact on us, a continued contraction in automobile production would negatively affect both our and our customers’ results of operations and liquidity. The bankruptcy reorganizations of our customers’ Tier 1 suppliers could also negatively affect our customers, which, in turn, could negatively impact us.

We also remain concerned about the viability of the Tier 2 and Tier 3 supply base as they face financial difficulties in the current automotive environment due to decreased automobile production and pricing pressures, as well as any specific impact from Chrysler LLC’s, General Motors Corporation’s and Tier 1 suppliers’ bankruptcy reorganizations. Working capital requirements associated with expected increased production levels in the third quarter of 2009 may also put additional financial strain on those suppliers with limited liquidity. Further, notwithstanding recent price declines in certain commodities, we, as well as our suppliers, continue to be exposed to commodity price volatility on a worldwide basis. While we continue our efforts to mitigate the impact of our suppliers’ financial distress and commodity price volatility on our financial results, including earnings and cash flows, our efforts may be insufficient and the pressures may worsen, thereby potentially having a negative impact on our future results.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2008 under “Item 1A. Risk Factors,” as updated by the information set forth in this Report below under “Item 1A. Risk Factors,” including: any prolonged contraction in automotive sales and production adversely affecting our results, liquidity or the viability of our supply base; the financial condition of OEMs, particularly the Detroit Three, adversely affecting us or the viability of our supply base; disruptions in the financial markets adversely impacting the availability and cost of credit negatively affecting our business; our substantial debt and resulting vulnerability to an economic or industry downturn and to rising interest rates; escalating pricing pressures from our customers; commodity inflationary pressures adversely affecting our profitability and supply base; our dependence on our largest customers; any impairment of our goodwill or other intangible assets; costs of product liability, warranty and recall claims and efforts by customers to alter terms and conditions concerning warranty and recall participation; strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations impacting our results; any increase in the expense and funding requirements of our pension and other postretirement benefits; risks associated with non-U.S. operations, including foreign exchange risks and economic uncertainty in some regions; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers; volatility in our annual effective tax rate resulting from a change in earnings mix or other factors; adverse effects of environmental and safety regulations; assertions by or against us relating to intellectual property rights; the possibility that our largest shareholder’s interests will conflict with ours; and other risks and uncertainties set forth in our Report on Form 10-K, in “— Executive Overview” above and in our other filings with the Securities and Exchange Commission.

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

Foreign Currency Exchange Rate Risk.  We utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts, and to a lesser extent options, are utilized to protect our cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of July 3, 2009, approximately 16% of our total debt was in foreign currencies as compared to 17% as of December 31, 2008.

Commodity Price Risk.  We utilize derivative financial instruments to manage select commodity price risks. Forward purchase agreements generally meet the criteria to be accounted for as normal purchases. Forward purchase agreements which do not or no longer meet these criteria are classified and accounted for as derivatives.

Interest Rate Risk.  We are subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt. In order to manage interest costs, we may occasionally utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (“LIBOR”). As of July 3, 2009, approximately 50% of our total debt was at variable interest rates (or 40% when considering the effect of the interest rate swaps), as compared to 46% (or 36% when considering the effect of the interest rate swaps) as of December 31, 2008.

Sensitivity Analysis.  We utilize a sensitivity analysis model to calculate the fair value, cash flows or statement of operations impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of July 3, 2009 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed. The results of the sensitivity model calculations follow:

	Assuming a 10%	Assuming a 10%	Favorable
	Increase in	Decrease in	(Unfavorable)
	Rates	Rates	Change in
	(Dollars in millions)

Market Risk
Foreign Currency Rate Sensitivity:
Forwards *
- Long US $	$(79)	$79	Fair value
- Short US $	$65	$(65)	Fair value
Debt **
- Foreign currency denominated	$(50)	$50	Fair value
Interest Rate Sensitivity:
Debt
- Fixed rate	$62	$(67)	Fair value
- Variable rate	$(10)	$10	Cash flow
Swaps
- Pay fixed/receive variable	$—	$—	Cash flow
Commodity Price Sensitivity:
- Forward contracts	$4	$(4)	Fair value

*	Change in fair value of forward contracts hedging the identified underlying positions assuming a 10% change in the value of the U.S. dollar vs. foreign currencies.

**	Change in fair value of foreign currency denominated debt assuming a 10% change in the value of the foreign currency.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of July 3, 2009, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the specified time periods.

Changes in Internal Control over Financial Reporting.  There was no change in the Company’s internal controls over financial reporting that occurred during the second fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues, including fuel costs and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. Automotive sales and production deteriorated substantially in the second half of 2008 and are not expected to rebound significantly in the near term, which will have a continuing negative impact on our sales, liquidity and results of operations. Declines in Europe and North America most notably affect us given our concentration of sales in those regions, which accounted for 56% and 30%, respectively, of our 2008 sales.

These sales and production declines have lead to our ongoing efforts to restructure our business and take other actions in order to reduce costs. However, our high levels of fixed costs can make it difficult to adjust our cost base to the extent necessary, or to make such adjustments on a timely basis. In addition, the lower level of forecasted sales and production can result in non-cash impairment charges as the value of certain long-lived assets is reduced. As a result, our financial condition and results of operations have been and are expected to continue to be adversely affected during periods of prolonged declining vehicle production.

Our liquidity could be adversely impacted if our suppliers were to reduce normal trade credit terms as the result of any decline in our financial condition. Likewise, our liquidity could also be adversely impacted if our customers were to extend their normal payment terms, whether or not permitted under our contracts. If either of these situations occurred, we would need to rely on other sources of funding to bridge the additional gap between the time we pay our suppliers and the time we receive corresponding payments from our customers.

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

In addition to the impact that production cuts and permanent capacity reductions by the Detroit Three have on our business and results of operations, the financial condition of the Detroit Three can also affect our financial condition. Significantly lower global production levels, tightened liquidity and increased cost of capital have combined to cause severe financial distress among many OEMs and have forced those companies to implement various forms of restructuring actions. In North America, the Detroit Three have suffered disproportionately from the decline in sales and production. As a result of this as well as structural issues specific to their companies (such as significant overcapacity and pension and healthcare costs), each of the Detroit Three is in the midst of unprecedented restructuring including, in the case of GM and Chrysler, reorganization under bankruptcy laws. There can be no assurance that any financial arrangements provided to the Detroit Three, or even the reorganization of GM and Chrysler through bankruptcy, will guarantee viability of the new entities.

While portions of GM and Chrysler have successfully emerged from bankruptcy proceedings in the U.S., it is still uncertain what portion of their respective sales will return and whether they can be viable at a lower level of sales. Since many of our suppliers also supply product directly to the Detroit Three, they may face liquidity issues based on their inability to be financially viable at a lower level of sales by the Detroit Three or the inability to obtain sufficient credit for their businesses. As a result, the financial condition of the Detroit Three may adversely affect our financial condition and that of our suppliers. In addition, the decrease in global production levels as a result of lower vehicle demand could also adversely impact the financial condition of other OEMs and, in turn, could adversely affect our financial condition and that of our suppliers.

We may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us.

In our business, we are exposed to product liability and warranty claims. In addition, we may be required to participate in a recall of a product. Vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with product liability, warranty and recall claims and we have been subject to continuing efforts by our customers to change contract terms and conditions concerning warranty and recall participation. We may see an increase in the number of product liability cases brought against us, as well as an increase in our costs to defend product liability cases, due to the bankruptcies of Chrysler and GM. In addition, vehicle manufacturers have experienced increasing recall campaigns in recent years. Product liability, warranty and recall costs may have a material adverse effect on our financial condition, results of operations and cash flows.

We may be adversely affected by environmental and safety regulations or concerns.

Laws and regulations governing environmental and occupational safety and health are complicated, change frequently and have tended to become stricter over time. As a manufacturing company, we are subject to these laws and regulations both inside and outside the United States. We may not be in complete compliance with such laws and regulations at all times. Our costs or liabilities relating to them may be more than the amount we have reserved, of which the difference may be material. Regarding Superfund sites, where we and either Chrysler or GM are both potentially responsible parties, our costs or liabilities may increase because of the discharge of certain claims in the Chapter 11 bankruptcy proceedings of Chrysler and GM. We have spent money to comply with environmental requirements. In addition, certain of our subsidiaries are subject to pending litigation raising various environmental and health and safety claims, including certain asbestos-related claims. While our annual costs to defend and settle these claims in the past have not been material, we cannot assure you that this will remain so in the future.

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

The Company held its 2009 Annual Meeting of Stockholders on May 19, 2009. At the meeting, the following matters were submitted to a vote of, and approved by, the stockholders of the Company:

(1) The election of three directors to serve as Class II directors for a three-year term expiring at the 2012 annual stockholders’ meeting:

	For	Withheld

James F. Albaugh	81,333,003	17,064,907
Robert L. Friedman	81,067,540	17,330,370
J. Michael Losh	78,120,097	20,277,813

(2) The ratification of Ernst & Young LLP, an independent registered public accounting firm, to audit the consolidated financial statements of the Company for 2009:

For	Against	Abstain

97,820,939	560,333	16,638

(3) The approval of an amendment to the Amended and Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (the “Plan”) to increase the number of shares issuable under the Plan:

For	Against	Abstain	Broker Nonvotes

64,347,292	30,504,691	7,420	3,538,507

(4) The approval of an amendment to the Plan to permit a one-time stock option exchange program for employees other than directors, executive officers and certain other senior executives:

For	Against	Abstain	Broker Nonvotes

62,013,815	32,838,696	6,892	3,538,507

Item 6.	Exhibits (including those incorporated by reference)

Exhibit
Number		Exhibit Name

3.1		Second Amended and Restated Certificate of Incorporation of TRW Automotive Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Company (File No. 001-31970) for the fiscal year ended December 31, 2003)
3.2		Third Amended and Restated By-Laws of TRW Automotive Holdings Corp. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company (File No. 001-31970) filed November 17, 2004
10.1		Sixth Amended and Restated Credit Agreement, dated as of June 24, 2009, among the Company, TRW Automotive Inc., TRW Automotive Intermediate Holdings Corp., certain of the Company’s foreign subsidiaries, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as lead arrangers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company (File No. 001-31970) filed June 26, 2009
10	.2*	Amendment, dated as of June 24, 2009, to the U.S. Guarantee and Collateral Agreement, dated as of February 28, 2003, among the Company, TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp.), TRW Automotive Finance (Luxembourg) S.à.r.l., each other subsidiary of the Company party thereto and JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank), as collateral agent
31(a)*		Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31(b)*		Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*		Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRW Automotive Holdings Corp. (Registrant)

Date: August 4, 2009	By:	/s/ JOSEPH S. CANTIE

Joseph S. Cantie Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)