Form 10-Q
period 2009-10-02
TRW AUTOMOTIVE HOLDINGS CORP
filed 2009-11-04
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2009
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

As of October 26, 2009, the number of shares outstanding of the registrant’s Common Stock was 117,649,078.

TRW Automotive Holdings Corp.
Index

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Operations

	Three Months Ended
	October 2,	September 26,
	2009	2008
	(Unaudited)
	(In millions, except
	per share amounts)

Sales	$3,108	$3,592
Cost of sales	2,807	3,411

Gross profit	301	181
Administrative and selling expenses	131	139
Amortization of intangible assets	5	9
Restructuring charges and fixed asset impairments	24	32
Other (income) — net	—	(11)

Operating income	141	12
Interest expense — net	54	43
Loss on retirement of debt — net	1	—
Accounts receivable securitization costs	1	—
Equity in earnings of affiliates, net of tax	(5)	(2)

Earnings (losses) before income taxes	90	(29)
Income tax expense	28	23

Net earnings (losses)	62	(52)
Less: Net earnings attributable to noncontrolling interest, net of tax	6	2

Net earnings (losses) attributable to TRW	$56	$(54)

Basic earnings (losses) per share:
Earnings (losses) per share	$0.51	$(0.53)

Weighted average shares outstanding	110.7	101.2

Diluted earnings (losses) per share:
Earnings (losses) per share	$0.50	$(0.53)

Weighted average shares outstanding	111.9	101.2

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Operations

	Nine Months Ended
	October 2,	September 26,
	2009	2008
	(Unaudited)
	(In millions, except
	per share amounts)

Sales	$8,230	$12,182
Cost of sales	7,699	11,259

Gross profit	531	923
Administrative and selling expenses	355	407
Amortization of intangible assets	16	27
Restructuring charges and fixed asset impairments	74	64
Intangible asset impairments	30	—
Other (income) expense — net	(4)	1

Operating income	60	424
Interest expense — net	136	134
Gain on retirement of debt — net	(34)	—
Accounts receivable securitization costs	3	2
Equity in earnings of affiliates, net of tax	(9)	(17)

(Losses) earnings before income taxes	(36)	305
Income tax expense	37	126

Net (losses) earnings	(73)	179
Less: Net earnings attributable to noncontrolling interest, net of tax	13	12

Net (losses) earnings attributable to TRW	$(86)	$167

Basic (losses) earnings per share:
(Losses) earnings per share	$(0.82)	$1.65

Weighted average shares outstanding	104.4	101.0

Diluted (losses) earnings per share:
(Losses) earnings per share	$(0.82)	$1.63

Weighted average shares outstanding	104.4	102.2

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	October 2,	December 31,
	2009	2008
	(Unaudited)
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$474	$756
Marketable securities	—	10
Accounts receivable — net	2,149	1,570
Inventories	698	694
Prepaid expenses and other current assets	214	209

Total current assets	3,535	3,239
Property, plant and equipment — net of accumulated depreciation of $3,093 million and $2,653 million, respectively	2,405	2,518
Goodwill	1,770	1,765
Intangible assets — net	330	373
Pension asset	935	801
Other assets	521	576

Total assets	$9,496	$9,272

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$25	$66
Current portion of long-term debt	43	53
Trade accounts payable	1,932	1,793
Accrued compensation	278	219
Other current liabilities	1,009	1,033

Total current liabilities	3,287	3,164
Long-term debt	2,479	2,803
Postretirement benefits other than pensions	480	486
Pension benefits	746	778
Other long-term liabilities	809	773

Total liabilities	7,801	8,004
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,480	1,199
Accumulated deficit	(464)	(378)
Accumulated other comprehensive income	532	309

Total TRW stockholders’ equity	1,549	1,131
Noncontrolling interest	146	137

Total equity	1,695	1,268

Total liabilities and equity	$9,496	$9,272

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	October 2,	September 26,
	2009	2008
	(Unaudited)
	(Dollars in millions)

Operating Activities
Net (losses) earnings	$(73)	$179
Adjustments to reconcile net (losses) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	367	445
Net pension and other postretirement benefits income and contributions	(172)	(140)
Net gain on retirement of debt	(34)	—
Intangible asset impairment charges	30	—
Fixed asset impairment charges	8	20
Net gains on sales of assets	(3)	(4)
Other — net	14	(9)
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable — net	(491)	(518)
Inventories	29	(45)
Trade accounts payable	53	(94)
Prepaid expense and other assets	118	(29)
Other liabilities	97	199

Net cash (used in) provided by operating activities	(57)	4
Investing Activities
Capital expenditures, including other intangible assets	(121)	(338)
Acquisitions of businesses, net of cash acquired	—	(41)
Investment in affiliates	—	(5)
Proceeds from sale/leaseback transactions	—	1
Net proceeds from asset sales	3	6

Net cash used in investing activities	(118)	(377)
Financing Activities
Change in short-term debt	(41)	10
Net (repayments on) proceeds from revolving credit facility	(203)	50
Proceeds from issuance of long-term debt, net of fees	1,075	4
Proceeds from issuance of capital stock, net of fees	269	—
Redemption of long-term debt	(1,223)	(61)
Proceeds from exercise of stock options	1	4
Other — net	(8)	—

Net cash (used in) provided by financing activities	(130)	7
Effect of exchange rate changes on cash	23	(18)

Decrease in cash and cash equivalents	(282)	(384)
Cash and cash equivalents at beginning of period	756	895

Cash and cash equivalents at end of period	$474	$511

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements

1.	Description of Business

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three and nine months ended October 2, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

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

In August 2009, the Company issued 16.1 million shares of its common stock in a public offering. These shares are included in the weighted average shares outstanding.

Actual weighted average shares outstanding used in calculating earnings (losses) per share were:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
	(In millions)

Weighted average shares outstanding	110.7	101.2	104.4	101.0
Effect of dilutive securities	1.2	—	—	1.2

Diluted shares outstanding	111.9	101.2	104.4	102.2

For the three months ended October 2, 2009, 6.3 million securities were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive. For the nine months ended October 2, 2009, 9.3 million securities were excluded from the calculation of diluted loss per share because the inclusion of such securities in the calculation would have been anti-dilutive due to the net loss.

For the three months ended September 26, 2008, 8.7 million securities were excluded from the calculation of diluted loss per share because the inclusion of such securities in the calculation would have been anti-dilutive due to the net loss. For the nine months ended September 26, 2008, 1.9 million securities were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

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

The following table presents the movement in the product warranty liability for the nine month periods ended October 2, 2009 and September 26, 2008.

	Nine Months Ended
	October 2,	September 26,
	2009	2008
	(Dollars in millions)

Beginning balance	$108	$140
Current period accruals, net of changes in estimates	39	33
Used for purposes intended	(45)	(42)
Effects of foreign currency translation	6	(2)

Ending balance	$108	$129

Equity and Comprehensive Income.  The following tables present a rollforward of the changes in equity for the three and nine months ended October 2, 2009 and September 26, 2008, respectively, including changes in the components of comprehensive income (also referred to herein as “OCI”). In accordance with Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (formerly, Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”), amounts attributable to TRW Shareholders and to the noncontrolling interest are as follows:

	Three Months Ended
	October 2, 2009			September 26, 2008
		TRW	Noncontrolling		TRW	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
	(Dollars in millions)

Beginning balance of equity	$1,341	$1,202	$139	$3,721	$3,572	$149
Comprehensive income:
Net earnings (losses)	62	56	6	(52)	(54)	2
Foreign currency translation	42	39	3	(171)	(166)	(5)
Retirement obligations, net of deferred tax	(22)	(22)	—	(56)	(56)	—
Deferred cash flow hedges, net of tax	1	1	—	(10)	(10)	—

Comprehensive income	83	74	9	(289)	(286)	(3)
Dividends paid to noncontrolling interest	(2)	—	(2)	(2)	—	(2)
Share-based compensation expense	3	3	—	5	5	—
Proceeds from exercise of stock options	1	1	—	—	—	—
Proceeds from issuance of capital stock	269	269	—	—	—	—

Ending balance of equity	$1,695	$1,549	$146	$3,435	$3,291	$144

	Nine Months Ended
	October 2, 2009			September 26, 2008
		TRW	Noncontrolling		TRW	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
	(Dollars in millions)

Beginning balance of equity	$1,268	$1,131	$137	$3,326	$3,192	$134
Comprehensive income:
Net earnings (losses)	(73)	(86)	13	179	167	12
Foreign currency translation	132	128	4	3	3	—
Retirement obligations, net of deferred tax	(17)	(17)	—	(81)	(81)	—
Deferred cash flow hedges, net of tax	112	112	—	(11)	(11)	—

Comprehensive income	154	137	17	90	78	12
Dividends paid to noncontrolling interest	(8)	—	(8)	(2)	—	(2)
Share-based compensation expense	11	11	—	16	16	—
Tax benefits on share-based compensation	—	—	—	2	2	—
Proceeds from exercise of stock options	1	1	—	—	—	—
Proceeds from issuance of capital stock	269	269	—	—	—	—
Impact of change in measurement date on benefit plans	—	—	—	3	3	—

Ending balance of equity	$1,695	$1,549	$146	$3,435	$3,291	$144

Recently Adopted Accounting Pronouncements.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of SFAS No. 162.” SFAS No. 168 introduces the ASC as the single source of authoritative GAAP, recognized by the FASB. Rules and interpretive releases of the SEC remain authoritative GAAP for SEC registrants. SFAS No. 168 was effective for the first interim or annual reporting period ending after September 15, 2009, and did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165, “Subsequent Events”). ASC 855 provides standards for accounting for events that occur after the balance sheet date, but prior to the issuance of financial statements. ASC 855 requires management to evaluate subsequent events from the balance sheet date to the date that the financial statements are available to be issued, which is the date that the financial statements are complete in a form and format that complies with GAAP, and all approvals necessary for issuance have been obtained. ASC 855 also requires the disclosure of the date through which the Company has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 was effective for interim and annual periods ending after June 15, 2009, and did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued three staff positions (“FSPs”) intended to provide additional guidance and enhanced disclosures for fair value measurements and impairment of debt securities. The first, which amended ASC 825 (formerly FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), requires that publicly traded companies make the same disclosures about the fair value of financial instruments for interim reporting periods as are required in annual financial statements. The second, which amended ASC 320 (formerly FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”), provides guidance on how to determine whether an available-for-sale, or held-to-maturity, security is other-than-temporarily-impaired, and requires the impairment to be split between its credit loss (the difference between the discounted cash flows to be collected and the amortized cost basis of the security), which is reported in earnings, and impairment from other factors, which is reported in other comprehensive income. The third, which amended ASC 820 (formerly FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”), provides guidance to help determine whether a market is inactive, and to determine whether transactions in that market are not orderly. These amendments were effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued amendments to ASC 805 (formerly FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arises from Contingencies”). The amendments to ASC 805 provide guidance for determining the acquisition-date fair value of assets acquired and liabilities assumed in a business combination that arise from contingencies, and provides guidance on how to account for these assets and liabilities subsequent to the completion of a business combination. The amendments to ASC 805 were effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The amendments to ASC 805 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements.  In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force”, which amends ASC 605. ASU No. 09-13 establishes a selling price hierarchy, whereby vendor-specific objective evidence (“VSOE”), if available, should be utilized. If VSOE is not available, then third party evidence should be utilized; if third party evidence is not available, then an entity should use the estimated selling price for the good or service. ASU No. 09-13 eliminates the residual method and requires allocation at the inception of the contractual arrangement. ASU No. 09-13 also requires additional disclosures surrounding multiple-deliverable revenue arrangements. ASU No. 09-13 is effective, on a prospective basis, for revenue arrangements entered into after June 15, 2010, with early adoption permitted. The Company is currently assessing the effects of ASU No. 09-13, and has not yet determined the associated impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU No. 09-12, “Measuring the Fair Value of Alternative Investments Using Net Asset Value”, which amends ASC 820. ASU No. 09-12 provides additional guidance on how companies should estimate the fair value of certain alternative investments. ASU No. 09-12 permits the valuation of alternative investments at their Net Asset Value (“NAV”) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. ASU No. 09-12 also requires additional disclosures about the valuation of investments within the scope of the ASU, regardless of whether the practical expedient is used. ASU No. 09-12 is effective for the first annual or interim reporting period ending after December 15, 2009. The Company is currently assessing the effects of ASU No. 09-12, and has not yet determined the associated impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 09-5, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” which amends ASC 820. ASU No. 09-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses quoted prices for identical or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of ASC 820, such as a present value technique or market approach. ASU No. 09-5 is effective for the first reporting period, including interim periods, beginning after issuance. The Company is currently assessing the effects of ASU No. 09-5, and has not yet determined the associated impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation 46(R)” (“FIN 46(R)”). SFAS No. 167 requires that the assessment of whether an entity has a controlling financial interest in a variable interest entity (“VIE”) must be performed on an ongoing basis. SFAS No. 167 also requires that the assessment to determine if an entity has a controlling financial interest in a VIE must be qualitative in nature, and eliminates the quantitative assessment required in FIN 46(R). SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009. The Company is currently assessing the effects of SFAS No. 167, and has not yet determined the associated impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an Amendment of SFAS No. 140.” SFAS No. 166 eliminates the concept of a qualified special-purpose entity from GAAP. SFAS No. 166 also clarifies the language surrounding when a transferor of financial assets has surrendered control over the transferred financial assets. SFAS No. 166 establishes additional guidelines for the recognition of a sale related to the transfer of a portion of a financial asset, and requires that all transfers be measured at fair value. SFAS No. 166 is effective for the first annual reporting period beginning after November 15, 2009. The Company is currently assessing the effects of SFAS No. 166, and has not yet determined the associated impact on the Company’s consolidated financial statements.

Subsequent Events.  ASC 855 provides standards for accounting for events that occur after the balance sheet date, but prior to the issuance of financial statements. In accordance with ASC 855, the Company has evaluated and, as necessary, made changes to these unaudited condensed consolidated financial statements, for subsequent events through November 4, 2009, the date that the financial statements were issued. All subsequent events that provided additional evidence about conditions existing at the date of the statement of financial position were incorporated into the unaudited condensed consolidated financial statements.

3.	Inventories

The major classes of inventory are as follows:

	As of
	October 2,	December 31,
	2009	2008
	(Dollars in millions)

Finished products and work in process	$357	$348
Raw materials and supplies	341	346

Total inventories	$698	$694

4.	Goodwill and Intangible Assets

Goodwill

In the first quarter of 2009, the Electronics segment was broken out separately, derived from the Chassis Systems and Occupant Safety Systems segments. As part of the Company’s change in its segment reporting structure, goodwill was reallocated using a relative fair value allocation approach, consistent with the guidance under ASC 350, “Intangibles — Goodwill” (formerly, SFAS No. 142).

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety	Automotive
	Systems	Systems	Components	Electronics
	Segment	Segment	Segment	Segment	Total
	(Dollars in millions)

Balance as of December 31, 2008	$831	$934	$—	$—	$1,765
Allocation of goodwill due to change in segment reporting	(31)	(392)	—	423	—
Effects of foreign currency translation	1	4	—	—	5

Balance as of October 2, 2009	$801	$546	$—	$423	$1,770

Intangible assets

The following table reflects intangible assets and related accumulated amortization:

	As of			As of
	October 2, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
			(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$67	$(22)	$45	$67	$(14)	$53
Developed technology and other intangible assets	91	(69)	22	88	(61)	27

Total	158	$(91)	67	155	$(75)	80

Indefinite-lived intangible assets:
Trademarks	263		263	293		293

Total	$421		$330	$448		$373

In accordance with ASC 350, the Company identified an indicator of impairment related to its trademarks during the first quarter of 2009 as a result of the continuing declines in sales of the Company’s products. Accordingly, the Company performed an impairment test in the first quarter in accordance with ASC 350, and determined that one of its trademark intangible assets was impaired by $30 million.

The Company expects that ongoing amortization expense will approximate the following over the next five years:

Years Ended December 31,	(Dollars in millions)

Remainder of 2009	$5
2010	21
2011	13
2012	11
2013	11
2014	6

For intangible assets that are eligible for renewal or extension, the Company expenses all costs associated with obtaining the renewal or extension.

5.	Other (Income) Expense — Net

The following table provides details of other (income) expense — net:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
		(Dollars in millions)

Net provision for bad debts	$2	$—	$7	$4
Net gains on sales of assets	—	(1)	(3)	(4)
Foreign currency exchange losses	3	—	13	24
Royalty and grant income	(4)	(5)	(19)	(18)
Miscellaneous other income	(1)	(5)	(2)	(5)

Other (income) expense — net	$—	$(11)	$(4)	$1

6.	Accounts Receivable Securitization

United States Facility.  On April 24, 2009, the Company terminated its United States receivables facility (the “Receivables Facility”) in order to participate in the Auto Supplier Support Program sponsored by the U.S. Treasury Department (“Auto Supplier Support Program”). The Company’s eligible receivables were accepted into each of the Chrysler LLC and General Motors Corporation Auto Supplier Support Programs. Subsequent to the separate filings by each of these companies for bankruptcy protection, the Company elected to opt out of the General Motors Corporation Auto Supplier Support Program and Chrysler LLC ceased submitting invoices owed to the Company for payment under the Chrysler LLC Auto Supplier Support Program. Accordingly, the Company no longer participates in the Auto Supplier Support Programs.

In addition, in April 2009 the Company acquired insurance coverage from Export Development Canada (“EDC”) on certain General Motors Corporation and Chrysler LLC receivables owed to the Company’s Canadian subsidiary. The Canadian subsidiary was charged 6% per annum of the amount made available to it under the program. In July 2009, the Company terminated the insurance coverage on its Chrysler LLC and General Motors Corporation receivables.

Other Receivables Facilities.  The Company, through one of its European subsidiaries, has a receivables financing arrangement involving a wholly-owned special purpose vehicle which purchases trade receivables from its German affiliates and sells those trade receivables to a German bank. The arrangement by its terms automatically renewed until January 2010 and is renewable annually thereafter, if not previously terminated. In July 2009, this arrangement was reduced from €75 million to €37.5 million. As of October 2, 2009, €37.5 million was available for funding under this facility and there were no outstanding borrowings.

In March 2009, the Company entered into a receivables factoring arrangement in Italy. The €40 million program is renewable annually, if not previously terminated. As of October 2, 2009, €36 million was available for funding under the program and there were no outstanding borrowings.

During the first half of 2009, an €80 million receivables factoring arrangement in France and a £25 million receivables financing arrangement in the United Kingdom were terminated.

7.	Income Taxes

Under ASC 740, “Income Taxes” (formerly, APB Opinion No. 28), the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon mix and timing of actual earnings versus annual projections.

Income tax expense for the three months ended October 2, 2009 was $28 million on pre-tax earnings of $90 million. Income tax expense for the nine months ended October 2, 2009 was $37 million on pre-tax losses of $36 million and includes $13 million of tax expense that was recorded in establishing a valuation allowance against the net deferred tax assets of certain subsidiaries. Income tax expense for the three months ended September 26, 2008 was $23 million on pre-tax losses of $29 million and income tax expense for the nine months ended September 26, 2008 was $126 million on pre-tax earnings of $305 million. As of October 2, 2009, the income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which a corresponding income tax expense or benefit is not recognized, partially offset by favorable foreign tax rates, holidays, and credits.

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

8.	Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

The following table provides the components of net pension (income) cost for the Company’s defined benefit pension plans for the three and nine months ended October 2, 2009 and September 26, 2008:

	Three Months Ended
	October 2, 2009			September 26, 2008
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$2	$4	$4	$4	$8	$6
Interest cost on projected benefit obligations	15	64	11	16	75	10
Expected return on plan assets	(20)	(88)	(5)	(20)	(99)	(5)
Amortization	(2)	(7)	(1)	(4)	—	—
Curtailments/settlements	—	—	(2)	—	—	—

Net pension (income) cost	$(5)	$(27)	$7	$(4)	$(16)	$11

	Nine Months Ended
	October 2, 2009			September 26, 2008
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$9	$12	$12	$13	$25	$16
Interest cost on projected benefit obligations	48	181	30	48	232	31
Expected return on plan assets	(61)	(248)	(14)	(62)	(305)	(15)
Amortization	(6)	(20)	(1)	(11)	—	1
Curtailments/settlements	—	—	(2)	—	—	—

Net pension (income) cost	$(10)	$(75)	$25	$(12)	$(48)	$33

During the three months ended October 2, 2009, the Company recorded a $2 million gain as a result of a plan termination due to local legislation changes.

Postretirement Benefits Other Than Pensions (“OPEB”)

The following table provides the components of net OPEB (income) cost for the Company’s plans for the three and nine months ended October 2, 2009 and September 26, 2008:

	Three Months Ended
	October 2, 2009		September 26, 2008
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Service cost	$1	$—	$—	$1
Interest cost on projected benefit obligations	6	2	10	2
Amortization	(5)	(1)	(4)	(1)
Settlements	(1)	—	—	—

Net OPEB cost	$1	$1	$6	$2

	Nine Months Ended
	October 2, 2009		September 26, 2008
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Service cost	$1	$—	$1	$1
Interest cost on projected benefit obligations	18	6	24	6
Amortization	(16)	(3)	(12)	(3)
Settlements	(6)	—	(3)	—

Net OPEB (income) cost	$(3)	$3	$10	$4

During the three and nine months ended October 2, 2009, the Company recorded settlement gains of $1 million and $3 million, respectively, related to retiree medical buyouts. The Company also recorded $3 million related to a plan termination which occurred during the first six months of 2009. During the nine months ended September 26, 2008, the Company recorded settlement gains of $3 million related to retiree medical buyouts.

9.	Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures” (formerly, SFAS No. 157), prioritizes the inputs to valuation techniques used to measure fair value into a three-level hierarchy. This hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs, as follows:

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

Items Measured at Fair Value on a Recurring Basis

The fair value measurements for assets and liabilities recognized in the Company’s condensed consolidated balance sheet at October 2, 2009, in accordance with ASC 825, “Financial Instruments” (formerly, FSP FAS 107-1 and APB 28-1), are as follows:

	As of October 2, 2009
	Carrying	Fair	Measurement
	Value	Value	Approach
	(Dollars in millions)

Cash and cash equivalents	$474	$474	Level 1
Accounts receivable	2,149	2,149	Level 1
Accounts payable	1,932	1,932	Level 1
Foreign currency forward contracts — current assets	8	8	Level 2
Foreign currency forward contracts — noncurrent assets	4	4	Level 2
Short-term debt, fixed and floating rate	25	25	Level 1
Floating rate long-term debt	1,018	1,018	Level 2
Fixed rate long-term debt	1,504	1,343	Level 2
Foreign currency forward contracts — current liability	52	52	Level 2
Foreign currency forward contracts — noncurrent liability	6	6	Level 2
Interest rate swap contracts — noncurrent liability	6	6	Level 2
Commodity contracts — current liability	6	6	Level 2
Commodity contracts — noncurrent liability	9	9	Level 2

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and fixed rate short-term debt approximates fair value because of the short term nature of these instruments. The carrying value of the Company’s floating rate short-term debt instruments approximates fair value because of the variable interest rates pertaining to those instruments.

The fair value of long-term debt was determined primarily from quoted market prices, as provided by participants in the secondary marketplace. For long-term debt without a quoted market price the Company computed the fair value using a discounted cash flow analysis based on the Company’s then-current borrowing rates for similar types of borrowing arrangements.

The Company calculates the fair value of its foreign currency forward contracts, commodity contracts, and interest rate swap contracts using quoted currency forward rates, quoted commodity forward rates, and quoted interest rate curves, respectively, to calculate forward values, and then discounts the forward values.

The discount rates for all derivative contracts are based on quoted bank deposit or swap interest rates. For contracts which, when aggregated by counterparty, are in a liability position, the rates are adjusted by the credit spread which market participants would apply if buying these contracts from the Company’s counterparties.

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

At October 2, 2009, the Company had $19 million and $11 million of restructuring accruals and asset retirement obligations, respectively, which were measured at fair value upon initial recognition of the associated liability. For the three and nine month periods ended October 2, 2009, the Company recorded asset impairments of $2 million and $8 million, respectively, associated with its determination of the fair value of its long-lived assets that exhibited indicators of impairment. In addition, for the nine month period ended October 2, 2009, the Company recorded an impairment of $30 million on one of its intangible assets, which exhibited indicators of impairment.

10.	Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed through derivative financial instruments and hedging activities are foreign currency exchange rate risk, interest rate risk and commodity price risk. Derivative financial instruments and hedging activities are utilized to protect the Company’s cash flow from adverse movements in foreign currency exchange rates and commodity prices as well as to manage interest costs. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (“LIBOR”). Although the Company is exposed to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments, the Company attempts to limit this exposure by entering into agreements directly with a number of major financial institutions that meet the Company’s credit standards and that are expected to fully satisfy their obligations under the contracts.

For the three and nine months ended October 2, 2009, the Company classified certain forward electricity purchase agreements as derivative instruments and recognized losses of $1 million and $13 million, respectively.

As of October 2, 2009, the Company had a notional value of $1.1 billion in foreign currency forward contracts outstanding and $325 million in interest rate swap agreements outstanding. Due to industry conditions and TRW’s credit ratings, the Company’s ability to increase the notional amount of its hedge portfolio may be limited.

Cash Flow Hedges.  For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI, and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $24 million of losses, net of tax, which are included in OCI are expected to be reclassified into earnings in the next twelve months.

Fair Value Hedges.  For any derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the underlying hedged item is recognized in current earnings. As of October 2, 2009, the Company had no fair value hedges outstanding.

Derivative Instruments.  The fair value of the Company’s derivative instruments as of October 2, 2009 is as follows:

	Assets		Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
	(Dollars in millions)

As of October 2, 2009:
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$—	Other long-term liabilities	$6
Foreign exchange contracts	Other current assets	7	Other current assets	—
	Other current liabilities	6	Other current liabilities	36
	Other assets	4	Other assets	—
	Other long-term liabilities	1	Other long-term liabilities	8
Commodity contracts	Other current assets	—	Other current liabilities	1

Total derivatives designated as hedging instruments		18		51
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	3	Other current assets	2
	Other current liabilities	4	Other current liabilities	26
	Other long-term liabilities	1	Other long-term liabilities	—
Commodity contracts	Other current liabilities	—	Other current liabilities	5
	Other long-term liabilities	—	Other long-term liabilities	9

Total derivatives not designated as hedging instruments		8		42
Total derivatives		$26		$93

The Company utilizes a central treasury center (“treasury group”) to hedge its foreign currency exposure. The treasury group enters into intercompany derivative hedging instruments (intercompany derivatives) with members of the consolidated group. To qualify for hedge accounting, the treasury group offsets the exposure arising from these internal derivative contracts on a net basis for each foreign currency through derivative contracts entered into with unrelated third parties.

Members of the consolidated group initially designate intercompany derivatives as cash flow hedges. The treasury group, who is the counterparty to the intercompany derivatives, does not designate the instruments as hedging instruments. The fair value of these intercompany derivatives is not included in the table above as they are eliminated in consolidation. A net intercompany liability of $29 million, related to contracts designated as hedging instruments by members of the consolidated group, was eliminated against a net intercompany asset of $29 million, related to these same contracts not designated as hedging instruments by the Company’s treasury group. The contracts that are entered into with the unrelated third parties are included in the table above as derivatives not designated as hedging instruments.

The impact of derivative instruments on the consolidated statements of operations and OCI for the three and nine months ended October 2, 2009 is as follows:

Cash Flow Hedges:

						Gain (Loss) Recognized in Income
	Gain (Loss)		Gain (Loss) Reclass			(Ineffective Portion and Amount
	Recognized in OCI		from Accumulated OCI into Income (Effective Portion)			Excluded from Effectiveness Testing)
	(Effective Portion)			Amount			Amount
	Three	Nine		Three	Nine		Three	Nine
	Months	Months		Months	Months		Months	Months
Derivatives	Ended	Ended	Location	Ended	Ended	Location	Ended(1)	Ended(2)
	(Dollars in millions)

Interest rate contracts	$(3)	$(6)	Interest expense	$(3)	$(6)	Other income (expense)	$—	$—
Foreign currency exchange contracts	4	42	Sales	(24)	(95)	Other income (expense)	—	(1)
			Cost of sales	(2)	(10)
			Other income (expense)	1	5
Commodity contracts	—	(1)	Cost of sales	—	(1)	Other income (expense)	—	—

Total	$1	$35	Total	$(28)	$(107)	Total.	$—	$(1)

(1)	There was no gain or (loss) recognized in income related to the ineffective portion of the hedging relationships and a de minimis amount excluded from the assessment of hedge effectiveness for the three months ended October 2, 2009.

(2)	The amount of gain or (loss) recognized in income represents a $1 million loss related to the ineffective portion of the hedging relationships and a de minimis amount excluded from the assessment of hedge effectiveness for the nine months ended October 2, 2009.

Undesignated Derivates:

	Gain (Loss) Recognized in Income
	on Derivatives
		Amount
		Three	Nine
		Months	Months
Derivatives	Location	Ended	Ended
		(Dollars in millions)

	Other income
Foreign currency exchange contracts	(expense)	$(3)	$(4)
	Other income
Commodity contracts	(expense)	(1)	(13)

	Total	$(4)	$(17)

Credit-Risk-Related Contingent Features

The Company has entered into International Swaps and Derivatives Association (“ISDA”) agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of October 2, 2009, the Company had not posted any collateral to support its derivatives in a liability position.

11.	Debt

Total outstanding debt of the Company as of October 2, 2009 and December 31, 2008 consisted of the following:

	As of
	October 2,	December 31,
	2009	2008
	(Dollars in millions)

Short-term debt	$25	$66

Long-term debt:
Senior notes, due 2014 and 2017	$1,429	$1,471
Term loan facilities	1,003	1,093
Revolving credit facility	—	200
Capitalized leases	42	47
Other borrowings	48	45

Total long-term debt	2,522	2,856
Less current portion	43	53

Long-term debt, net of current portion	$2,479	$2,803

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

During the first nine months of 2009, the Company entered into transactions to repurchase $38 million in principal amount of the 7 1/4% Senior Notes, €10 million in principal amount of the 6 3/8% Senior Notes and $6 million in principal amount of the 7% Senior Notes, totaling $57 million in principal amount. As a result of these transactions, the Company recorded a gain on retirement of debt of $41 million, including the write-off of a portion of deferred financing fees and premiums. The repurchased notes were retired upon settlement.

Senior Secured Credit Facilities

In August 2009, the Company issued 16.1 million shares of its common stock resulting in net proceeds of approximately $269 million to the Company. Of this amount, approximately $51 million was used to permanently prepay a portion of the 6-year $600 million Term Loan A-1 Facility that matures in May 2013 (the “Term Loan A-1”), approximately $36 million was used to permanently prepay a portion of the 6.75-year $500 million Term Loan B-1 Facility that matures in February 2014 (the “Term Loan B-1”) and the remainder was used to reduce borrowings under the 5-year $1.4 billion Revolving Credit Facility that matures in May 2012 (the “Revolving Credit Facility”; combined with the Term Loan A-1 and Term Loan B-1, the “Senior Secured Credit Facilities”).

The Company recorded a $1 million loss on retirement of debt in the third quarter of 2009 as a result of the write-off of a portion of Term Loan A-1 and Term Loan B-1 deferred financing fees.

On June 24, 2009, the Company entered into its Sixth Amended and Restated Credit Agreement (the “Sixth Credit Agreement”) with the lenders party thereto. The Sixth Credit Agreement amended certain provisions of the Fifth Amended and Restated Credit Agreement (the “Prior Agreement”), including the financial covenants, applicable interest rates and commitment fee rates as well as certain other covenants applicable to the Company. The other material terms of the Sixth Credit Agreement remain the same as those in the Company’s Prior Agreement. The Sixth Credit Agreement continues to provide for $2.5 billion in Senior Secured Credit Facilities. In conjunction with the Sixth Credit Agreement, the Company paid fees and expenses totaling approximately $30 million, including lender consent fees, relating to the transaction. The Company has capitalized $32 million of aggregate deferred debt issuance costs, including unamortized costs associated with the Prior Agreement, and recorded a loss on retirement of debt of $6 million related to the write-off of debt issuance costs associated with the term loans from the Prior Agreement.

The revised financial covenants, which are calculated on a trailing four quarter basis, are effective for the third quarter of 2009 and continue through the third quarter of 2011, after which the financial covenants contained in the Prior Agreement apply. Until the third quarter of 2011, a senior secured leverage ratio replaces the total leverage ratio contained in the Prior Agreement.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime rate, (2) the federal funds rate plus 1/2 of 1%, or (3) the adjusted 1-month LIBOR plus 1%, or (b) a LIBOR or a eurocurrency rate determined by reference to interest rates for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin in effect until the filing of the financial statements for the fiscal quarter ended October 2, 2009 for the Term Loan A-1, Term Loan B-1, and the Revolving Credit Facility is 5.0% with respect to base rate borrowings and 6.0% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility is 0.750%. The commitment fee, the applicable margin on the Revolving Credit Facility and the applicable margin on the Term Loan A-1 are subject to a leverage-based grid after filing the financial statements for the fiscal quarter ended October 2, 2009.

After giving effect to the prepayment from the proceeds of the common stock issuance in August 2009, the Term Loan A-1 will amortize in quarterly installments beginning June 30, 2010, with $54 million in 2010, $120 million in 2011, $225 million in 2012 and $150 million in 2013. After giving effect to the prepayment from the proceeds of the common stock issuance in August 2009, the Term Loan B-1 will amortize in equal quarterly installments of $123 thousand through December 2013 and in one final installment on the maturity date in February 2014.

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

Lehman Commercial Paper Inc. (“LCP”) has a $48 million unfunded commitment under the Revolving Credit Facility. LCP filed for bankruptcy in October 2008 and has failed to fund on a portion of the Revolving Credit Facility. As a result, the Company believes LCP will likely not perform in the future under the terms of the facility, which would effectively reduce the amount available to the Company under the Revolving Credit Facility by up to LCP’s unfunded amount.

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

Senior Secured Credit Facilities.  The Sixth Credit Agreement, like the Prior Agreement, contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of TRW Automotive Inc. and its subsidiaries to incur additional indebtedness or issue preferred stock, repay other indebtedness (including the New Senior Notes), pay certain dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing TRW Automotive Inc.’s indebtedness, including the New Senior Notes, and change the business conducted by the Company. In addition, the Sixth Credit Agreement, like the Prior Agreement, contains financial covenants relating to a leverage ratio (through the third quarter of 2011, a senior secured leverage ratio replaces the total leverage ratio contained in the Prior Agreement) and a minimum interest coverage ratio, which ratios are calculated on a trailing four quarter basis, and requires certain prepayments from excess cash flows, as defined. The Sixth Credit Agreement also includes customary events of default.

As of October 2, 2009, the Company was in compliance with all of its financial covenants.

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

12.	Restructuring Charges and Asset Impairments

Restructuring charges and asset impairments include the following:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
	(Dollars in millions)

Severance and other charges	$22	$30	$66	$44
Asset impairments related to restructuring activities	—	—	—	1

Total restructuring charges	22	30	66	45
Other fixed asset impairments	2	2	8	19
Intangible asset impairments	—	—	30	—

Total restructuring charges and asset impairments	$24	$32	$104	$64

Restructuring charges and asset impairments by segment are as follows:

Chassis Systems

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
	(Dollars in millions)

Severance and other charges	$10	$4	$28	$15

Total restructuring charges	10	4	28	15
Other fixed asset impairments	2	—	5	17

Total restructuring charges and asset impairments	$12	$4	$33	$32

For the nine months ended October 2, 2009, this segment incurred charges of approximately $12 million primarily related to severance, retention and outplacement services at various production facilities. For the three and nine months ended October 2, 2009, this segment also recorded $10 million and $16 million, respectively, of postemployment benefit expense related to severance in accordance with ASC 712 “Compensation” (formerly, SFAS No. 112). These charges were primarily related to the ongoing global workforce reduction initiatives that began in the fourth quarter of 2008.

For the three and nine months ended September 26, 2008, this segment incurred charges of approximately $4 million and $15 million, respectively, related to severance, retention and outplacement services at various production facilities. During 2008, severance costs associated with headcount reductions were incurred primarily at this segment’s braking facilities.

For the three and nine months ended October 2, 2009, this segment recorded other fixed asset impairments of approximately $2 million and $5 million, respectively, to write down certain machinery and equipment to fair value based on estimated future cash flows. For the nine months ended September 26, 2008, the other fixed asset impairments of $17 million pertained to the write-down of certain machinery and equipment to fair value based on estimated future cash flows primarily at this segment’s North American braking facilities.

Occupant Safety Systems

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
	(Dollars in millions)

Severance and other charges	$6	$22	$17	$24
Asset impairments related to restructuring activities	—	—	—	1

Total restructuring charges	6	22	17	25
Other asset impairments	—	2	—	2

Total restructuring charges and asset impairments	$6	$24	$17	$27

For the nine months ended October 2, 2009, this segment incurred charges of approximately $5 million primarily related to severance, retention and outplacement services at various production facilities. For the three and nine months ended October 2, 2009, this segment also recorded $6 million and $12 million, respectively, of postemployment benefit expense related to severance in accordance with ASC 712. These charges were primarily related to the ongoing global workforce reduction initiatives that began in the fourth quarter of 2008.

For the three and nine months ended September 26, 2008, this segment incurred charges of approximately $17 million of severance and other charges associated with the closure of a facility in Europe. In addition, for each of these periods, this segment recorded $5 million and $7 million, respectively, related to severance, retention and outplacement services at various production facilities.

For nine months ended September 26, 2008, this segment recorded $1 million of net asset impairments related to restructuring activities to write down certain machinery and equipment to fair value based on estimated future cash flows. The other asset impairments recorded in 2008 pertained to the write-down of certain machinery and equipment to fair value based on estimated future cash flows primarily at this segment’s North American facilities.

Automotive Components

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
	(Dollars in millions)

Severance and other charges	$6	$3	$16	$4

Total restructuring charges	6	3	16	4
Other fixed asset impairments	—	—	3	—

Total restructuring charges and asset impairments	$6	$3	$19	$4

For the three and nine months ended October 2, 2009, this segment incurred charges of approximately $1 million and $5 million, respectively, primarily related to severance, retention and outplacement services at various production facilities. Also during the three and nine months ended October 2, 2009, this segment recorded $5 million and $11 million, respectively, of postemployment benefit expense related to severance in accordance with ASC 712. These charges were primarily related to the ongoing global workforce reduction initiatives that began in the fourth quarter of 2008.

For the three and nine months ended September 26, 2008, this segment incurred charges of $3 million and $4 million, respectively, related to severance, retention and outplacement services at various production facilities.

For the nine months ended October 2, 2009, this segment recorded other fixed asset impairments of approximately $3 million to write down certain machinery and equipment to fair value based on estimated future cash flows.

Electronics

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
	(Dollars in millions)

Severance and other charges	$—	$1	$4	$1

Total restructuring charges and asset impairments	$—	$1	$4	$1

For the nine months ended October 2, 2009, this segment incurred charges of approximately $3 million primarily related to severance, retention and outplacement services at various production facilities. Also during the nine months ended October 2, 2009, this segment recorded $1 million of postemployment benefit expense related to severance in accordance with ASC 712. These charges were primarily related to the ongoing global workforce reduction initiatives that began in the fourth quarter of 2008.

For the three and nine months ended September 26, 2008, this segment incurred charges of approximately $1 million primarily related to severance, retention and outplacement services at various production facilities.

Corporate

For the nine months ended October 2, 2009, this segment incurred charges of approximately $1 million primarily related to severance, retention and outplacement services at various facilities.

For the nine months ended October 2, 2009, this segment recorded intangible asset impairments of $30 million related to certain indefinite-lived intangible assets (See Note 4).

For the three months ended October 2, 2009, this segment incurred de minimis restructuring charges and asset impairments.

For the three and nine months ended September 26, 2008, this segment did not incur any restructuring charges or asset impairments.

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges but excludes reserves related to ASC 712:

	Nine Months Ended
	October 2,	September 26,
	2009	2008
	(Dollars in millions)

Beginning balance	$32	$34
Current period accruals, net of changes in estimates	27	44
Purchase price allocation	—	1
Used for purposes intended	(44)	(30)
Effects of foreign currency translation	4	(2)

Ending balance	$19	$47

Of the $19 million restructuring reserve as of October 2, 2009, approximately $7 million is expected to be paid in the fourth quarter of 2009. The remaining balance is expected to be paid in 2010 through 2013 and is comprised primarily of involuntary employee termination arrangements outside the United States.

During the nine month period ended September 26, 2008, the Company recorded a net adjustment of approximately $1 million for severance and other costs pertaining to the closure of certain facilities in relation to acquisitions in accordance with the provisions of the FASB Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

13.	Capital Stock

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the “Common Stock”), of which 117,649,078 shares are issued and outstanding as of October 2, 2009, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the Company’s stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

In August 2009, the Company issued 16.1 million shares of its common stock in a public offering at $17.50 per share. These shares are included in the issued and outstanding number above. Net cash proceeds from this issuance, after commissions and related expenses, were approximately $269 million. Of this amount, approximately $87 million was used to permanently prepay a portion of the Term Loan A-1 and Term Loan B-1. The remaining proceeds were used to reduce borrowings under the Revolving Credit Facility.

From time to time, capital stock is issued in conjunction with the exercise of stock options and the vesting of restricted stock units issued as part of the Company’s stock incentive plan.

14.	Share-Based Compensation

As of October 2, 2009, the Company had 5,837,314 shares of Common Stock available for issuance under the Plan. In addition, 8,229,578 options and 1,075,691 nonvested restricted stock units were outstanding as of October 2, 2009. Approximately one-half of the options have a 10-year term and vest ratably over five years, whereas the rest of the options have an 8-year term and vest ratably over three years. The majority of restricted stock units vest ratably over three years.

On August 26, 2009, the Company granted 277,900 stock options to employees of the Company pursuant to the Amended & Restated TRW Automotive Holdings Corp. 2003 Incentive Plan (as amended, the “Plan”). The options have an 8-year life and vest ratably over three years. The options have an exercise price equal to the average of the high and low stock price of the Company on the grant date which was $19.02.

On February 26, 2009, the Company granted 678,000 stock options and 642,400 restricted stock units to employees, executive officers and directors of the Company pursuant to the Plan. The options have an 8-year life, and both the options and a majority of the restricted stock units vest ratably over three years. The options have an exercise price equal to the average of the high and low stock price of the Company on the grant date, which was $2.70.

On February 18, 2009, the Compensation Committee of the Company’s Board of Directors approved, subject to stockholder approval, amendments to the Plan to, among other things, increase the number of shares available for issuance under the Plan by 4,500,000 shares. The amendments were submitted to the stockholders and were approved at the annual stockholders’ meeting on May 19, 2009.

The total share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
	(Dollars in millions)

Stock options	$1	$2	$4	$7
Restricted stock units	2	3	7	9

Total share-based compensation expense	$3	$5	$11	$16

15.	Related Party Transactions

Blackstone.  In connection with the acquisition by affiliates of The Blackstone Group L.P. (“Blackstone”) of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop Grumman Corporation (the “Acquisition”), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services. Approximately $1 million is included in the consolidated statements of operations for each of the three month periods ended October 2, 2009 and September 26, 2008, and approximately $4 million is included in the consolidated statements of operations for each of the nine month periods ended October 2, 2009 and September 26, 2008.

Core Trust Purchasing Group.  In the first quarter of 2006, the Company entered into a five-year participation agreement (“participation agreement”) with Core Trust Purchasing Group, formerly named Cornerstone Purchasing Group LLC (“CPG”) designating CPG as exclusive agent for the purchase of certain indirect products and services. CPG is a “group purchasing organization” which secures from vendors pricing terms for goods and services that are believed to be more favorable than participants could obtain for themselves on an individual basis. Under the participation agreement the Company must purchase 80% of the requirements of its participating locations for the specified products and services through CPG. If the Company does not purchase at least 80% of the requirements of its participating locations for the specified products and services, the sole remedy of CPG is to terminate the agreement. The agreement does not obligate the Company to purchase any fixed or minimum quantities nor does it provide any mechanism for CPG to require the Company to purchase any particular quantity. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendor in respect of purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of purchases by the Company under the participation agreement to an affiliate of Blackstone. For the three and nine months ended October 2, 2009 and September 26, 2008, the affiliate of Blackstone received de minimis fees from CPG.

16.	Segment Information

In the first quarter of 2009, the Company began to manage and report on the Electronics business separately from its other reporting segments. As such, the Company has made appropriate adjustments to its segment-related disclosures for 2009 as well as historical figures.

The following tables present certain financial information by segment:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$1,840	$2,085	$4,849	$6,844
Occupant Safety Systems	761	879	2,045	3,114
Automotive Components	350	434	927	1,517
Electronics	157	194	409	707

Total sales to external customers	$3,108	$3,592	$8,230	$12,182

Intersegment sales:
Chassis Systems	$11	$8	$26	$34
Occupant Safety Systems	9	9	22	38
Automotive Components	7	14	20	43
Electronics	75	77	199	257

Total intersegment sales	$102	$108	$267	$372

Total segment sales:
Chassis Systems	$1,851	$2,093	$4,875	$6,878
Occupant Safety Systems	770	888	2,067	3,152
Automotive Components	357	448	947	1,560
Electronics	232	271	608	964

Total segment sales	$3,210	$3,700	$8,497	$12,554

Earnings (losses) before taxes, including noncontrolling interest:
Chassis Systems	$101	$19	$97	$180
Occupant Safety Systems	49	1	48	164
Automotive Components	(4)	(6)	(62)	53
Electronics	15	20	19	106

Segment earnings before taxes	161	34	102	503
Corporate expense and other	(21)	(22)	(46)	(74)
Finance costs	(55)	(43)	(139)	(136)
(Loss) gain on retirement of debt — net	(1)	—	34	—
Net earnings attributable to noncontrolling interest, net of tax	6	2	13	12

Earnings (losses) before income taxes	$90	$(29)	$(36)	$305

See Note 12 for a summary of restructuring charges and asset impairments by segment.

17.	Contingencies

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

As of October 2, 2009, the Company had reserves for environmental matters of $51 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement relating to the Acquisition. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company’s financial position, results of operations or cash flows of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position, results of operations or cash flows or the possible effect of compliance with environmental requirements imposed in the future.

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

The following should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on February 20, 2009 and July 29, 2009, respectively, and the other information included herein. References in this Quarterly Report on Form 10-Q (this “Report”) to “we,” “our,” or the “Company” refer to TRW Automotive Holdings Corp., together with its subsidiaries.

EXECUTIVE OVERVIEW

Our Business

We are among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers, or OEMs, and related aftermarkets. Our operations primarily encompass the design, manufacture and sale of active and passive safety related products, which often includes the integration of electronics components and systems. We operate our business along four segments: Chassis Systems, Occupant Safety Systems, Automotive Components and Electronics.

We are primarily a “Tier 1” supplier, with over 86% of our end-customer sales in 2008 made to major OEMs. Of our 2008 sales, approximately 56% were in Europe, 30% were in North America, 9% were in Asia, and 5% were in the rest of the world.

Financial Results

For the three months ended October 2, 2009:

•	Our net sales were $3.1 billion, which represents a decrease of 13.5% from the prior year period. The decrease in sales was driven primarily by significantly lower vehicle production volumes in Europe and North America and, to a lesser extent, the negative effects of foreign currency movements.

•	Operating income was $141 million compared to operating income of $12 million from the prior year period. The increase in operating results of $129 million resulted primarily from the benefits achieved from our restructuring and cost containment actions, lower commodity inflation and, to a lesser extent, a favorable non-recurring customer settlement in the current period.

•	Net earnings attributable to TRW were $56 million as compared to net losses of $54 million from the prior year period. This improvement of $110 million was primarily the result of the significant improvement in operating results, partially offset by increased interest expense.

For the nine months ended October 2, 2009:

•	Our net sales were $8.2 billion, which represents a decrease of 32.4% from the prior year period. The decrease in sales was driven primarily by significantly lower vehicle production volumes worldwide and, to a lesser extent, the negative effects of foreign currency movements.

•	Operating income was $60 million compared to operating income of $424 million from the prior year period. The decline in operating results of $364 million resulted primarily from the profit impact of lower sales due to lower production volumes, partially offset by the benefits achieved from our restructuring and cost containment actions. Also contributing to the decrease in operating results were significantly higher restructuring and asset impairment charges totaling $104 million in the 2009 period (which included an intangible asset impairment of $30 million), compared to restructuring and fixed asset impairment charges totaling $64 million in the prior year period.

•	Net losses attributable to TRW were $86 million as compared to net earnings of $167 million from the prior year period. This decrease of $253 million was primarily the result of the significant decrease in operating results of $364 million, as described above, offset by a net gain on retirement of debt of $34 million recognized during 2009 and a decrease in income tax expense of $89 million.

Recent Trends and Conditions

The automotive industry continued to show signs of a slow recovery during the third quarter of 2009. However, despite the recent positive developments, overall industry conditions during the first nine months of 2009 were considerably distressed when compared to recent years. The primary trends and conditions impacting our business in 2009 include:

General Industry Conditions:

During the first nine months of 2009, overall negative economic conditions, including the fallout surrounding the global financial markets, the continuing high level of unemployment, low consumer confidence and low demand for durable goods, continued to adversely impact the automotive industry. In light of these conditions, governments around the world began to provide support to the automotive industry through direct aid to vehicle manufacturers and by implementing stimulus programs targeted at the consumer. The positive effects of these programs on our financial results began to emerge in the second quarter and continued through the third quarter. However, the extent to which the increased demand for automobiles was a pull-forward of future sales remains uncertain. Further, despite the recent positive trends, the industry remains susceptible to ongoing negative global economic conditions, especially as the government programs expire.

Production Levels and Product Mix:

Production levels were at, or near, 30 year lows during the first quarter of 2009, but began to increase considerably in Europe during the second quarter of 2009, and in North America during the third quarter of 2009, to levels where profitability for automotive suppliers is more achievable. While the recent improvement in production levels is encouraging, it is unclear how long this trend will continue. Also, despite this positive trend, we do not expect that production levels in the near term will return to the levels experienced prior to the start of the economic downturn in the second half of 2008.

In Europe, where over fifty percent of our sales originated in 2008, vehicle production continued to decline sharply during the first quarter of 2009, but rebounded to more stable levels in the second and third quarters of 2009, primarily in response to stimulus programs implemented by several European governments (such as scrappage programs, tax incentives and direct financial aid to OEMs). The demand spurred by the various scrappage programs has generally favored smaller, more fuel efficient vehicles, which tend to be less profitable for OEMs and suppliers. Although the overall trends at the end of the third quarter of 2009 were positive, the automotive industry in Europe continues to face difficult challenges as production remains far below recent historical levels. Additionally, as the government stimulus programs begin to expire (most notably in Germany, whose scrappage program is expected to expire by the end of 2009) it is unclear whether this recent increase in demand is a pull-forward of future sales or if such increased sales will be sustainable beyond the near term.

In North America, where approximately thirty percent of our sales originated in 2008, the automobile markets also experienced significantly lower demand and production levels compared to the prior year. In response to the negative market conditions, governments in North America also implemented programs to support the automotive industry. Recent programs have been directed toward stimulating consumer demand for automobiles, as well as providing direct financial aid to OEMs and suppliers. The success of these programs became evident in the third quarter of 2009 through the increase in automobile sales and production. Similar to Europe, there has been a shift in mix of vehicles being produced and sold, from larger vehicles (such as SUVs and light trucks) to smaller, more fuel efficient and less profitable passenger cars. In North America, OEMs face an additional challenge because the change in mix appears to be correlated to short-term fluctuations in the price of gasoline, which impacts consumer preferences, causing production to fluctuate between SUVs/light trucks and more fuel efficient passenger cars.

Our customer base in North America is heavily weighted toward Chrysler (defined as Chrysler LLC combined with Chrysler Group LLC), Ford Motor Company (“Ford”) and GM (defined as General Motors Corporation combined with General Motors Company) (and together with Chrysler and Ford, the “Detroit Three”). Given recent declines in sales and production, each of the Detroit Three and several of their major suppliers initiated significant restructuring actions which are continuing and which, in some cases, involved filing for bankruptcy protection.

While portions of Chrysler and GM have successfully emerged from bankruptcy proceedings in the U.S., it is still uncertain what portion of their respective sales will return and whether they can be viable at a lower level of sales.

In addition, despite recent improvements in industry conditions, the Tier 2 and Tier 3 supply base remain financially distressed due to lingering effects of the downturn in the economy. This distress may be exacerbated by increasing working capital requirements associated with the recent increase in production. In some cases this financial instability poses a risk of supply disruption to us or may require intervention by us to provide financial support in order to avoid supply disruption. We have dedicated resources and systems to closely monitor the viability of our supply base and are constantly evaluating opportunities to mitigate the risk and/or effects of any disruption caused by a supplier. Such monitoring efforts notwithstanding, it can be difficult and expensive to change suppliers that are critical to our business. As a result, severe financial distress of our suppliers could negatively affect our business, either through an inability to meet our commitments or having to meet them with excessive and unplanned cost.

OEM and Supplier Restructuring Actions:

Significantly lower global production volumes, tightened liquidity and increased cost of capital have combined to cause severe financial distress among many companies within the automotive industry (including both OEMs and suppliers) and have forced those companies to implement various forms of restructuring actions. During the first nine months of 2009, several large automotive manufacturers and Tier 1 suppliers, including Chrysler LLC and General Motors Corporation, and certain of their respective U.S. subsidiaries, utilized the bankruptcy process to restructure their organizations and improve their financial stability and position. Although both are important customers to us, their bankruptcy filings and subsequent reorganizations have not had, and are not expected to have, a significant impact on us in the short term. It is unclear how the involvement of the U.S. government, which is a significant stakeholder in both newly-formed companies, will impact the industry going forward. Also during the second and third quarters, several Tier 1 automotive suppliers filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. These bankruptcies are not expected to have a significant impact on us. However, since we have many of the same customers, any impact of these bankruptcies on our customers could, in turn, affect us.

Inflation and Pricing Pressure:

Although commodity pressures have abated somewhat in recent months, in general, overall commodity volatility and inflationary and deflationary pressures are an ongoing concern for our business and have been a considerable operational and financial focus for the Company. Further, as production increases, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs; however, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.

Additionally, pressure from our customers to reduce prices is characteristic of the automotive supply industry. Historically, we have taken steps to reduce costs and minimize or resist price reductions; however, to the extent our cost reductions are not sufficient to support committed price reductions, our profit margins will be negatively affected.

Foreign Currencies:

In the first nine months of 2009 we experienced a negative impact on our reported earnings in U.S. dollars, compared to the first nine months of 2008, resulting from the translation of results denominated in other currencies, mainly the euro. Additionally, operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies. While we employ financial instruments to hedge certain exposures to fluctuations in foreign currency exchange rates, we cannot ensure that these hedging actions will insulate us from currency effects or that they will always be available to us at economically reasonable costs.

Strategic Initiatives in Response to Industry Trends

On an ongoing basis, we evaluate our competitive position in the automotive supply industry and determine what actions are required to maintain and improve that position. The significant changes in the global automotive industry since the middle of 2008 (such as significantly reduced demand and production, unfavorable shifts in product mix and industry-wide financial distress) have caused us to reevaluate and reconfigure our business to establish a more appropriate cost and capital structure to accommodate lower expected production levels going forward.

Over the past twelve months we have undertaken a number of restructuring and cost reduction initiatives to partially mitigate the impact of the industry downturn and higher cost of debt. Such initiatives have included a series of headcount reductions, as well as significant restrictions on capital expenditures and other discretionary spending. During the first nine months of 2009, we recorded restructuring charges of approximately $66 million related to headcount reductions. We continue to evaluate our global footprint to ensure that the Company is properly configured and sized based on changing market conditions. Although we have experienced positive results from our restructuring and cost reduction initiatives, further plant rationalization and global workforce reduction efforts may be warranted.

In the second and third quarters of 2009 we completed two significant transactions focused on improving our capital structure. First, in June, we finalized our Sixth Amended and Restated Credit Agreement (the “Sixth Credit Agreement”) relating to our senior secured credit facilities which allowed us to maintain adequate liquidity and to remove doubts that previously existed regarding covenant compliance. Second, in August, we successfully completed a registered public offering of common stock and used the proceeds to reduce debt.

As market conditions warrant, we and our major equity holders, including The Blackstone Group L.P. and its affiliates, may from time to time repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or otherwise.

Despite a difficult past twelve months, we believe that the actions we have taken to help mitigate the effect of the economic downturn will help us become profitable and generate positive cash flows at lower levels of production than we have previously experienced.

Our Debt and Capital Structure

In August 2009, we issued 16.1 million shares of common stock resulting in net cash proceeds of approximately $269 million. Of this amount, approximately $87 million was used to permanently prepay borrowings under our 6-year $600 million Term Loan A-1 Facility (the “Term Loan A-1”) and our 6.75-year $500 million Term Loan B-1 Facility (the “Term Loan B-1”). The remaining proceeds were used to reduce borrowings under our $1.4 billion Revolving Credit Facility (the “Revolving Credit Facility”).

On June 24, 2009 the Company entered into its Sixth Credit Agreement with the lenders party thereto. The Sixth Credit Agreement amends certain provisions of the Fifth Amended and Restated Credit Agreement (the “Prior Agreement”), including the financial covenants, applicable interest rates and commitment fee rates as well as certain other covenants applicable to the Company. The other material terms of the Sixth Credit Agreement are the same as those in the Company’s Prior Agreement. The Sixth Credit Agreement continues to provide for $2.5 billion in senior secured credit facilities, consisting of the Term Loan A-1, the Term Loan B-1 and the Revolving Credit Facility (together, the “Senior Secured Credit Facilities”). In conjunction with the Sixth Credit Agreement, the Company paid fees and expenses totaling approximately $30 million, including lender consent fees, relating to the transaction.

During the first nine months of 2009, the Company entered into transactions to repurchase $38 million in principal amount of the 7 1/4% Senior Notes, €10 million in principal amount of the 6 3/8% Senior Notes and $6 million in principal amount of the 7% Senior Notes, totaling $57 million in principal amount. As a result of these transactions, the Company recorded a gain on retirement of debt of $41 million, including the write-off of a portion of deferred financing fees and premiums. The repurchased notes were retired upon settlement.

Electronics Segment

We began to manage and report on our Electronics segment separately beginning in the first quarter of 2009. Our Electronics segment focuses on the design, manufacture and sale of electronics components and systems in the areas of safety, radio frequency, chassis, driver assistance and powertrain. We sell our Electronics products primarily to OEMs and to TRW Chassis Systems (braking and steering applications). We also sell these products to OEM service organizations. We believe our Electronics segment is well positioned to capitalize on growth trends toward (1) increasing electronic content per vehicle; (2) increasing active safety systems, particularly in the areas of electric steering, electronic vehicle stability control and integrated vehicle control systems; (3) increasing passive safety systems, particularly in the areas of side and curtain air bag systems and active seat belt pretensioning and retractor systems; (4) integration of active and passive safety systems; and (5) improving fuel economy and reducing CO2 emissions.

RESULTS OF OPERATIONS

The following unaudited consolidated statements of operations compare the results of operations for the three and nine months ended October 2, 2009 and September 26, 2008.

Total Company Results of Operations

Consolidated Statements of Operations
For the Three Months Ended October 2, 2009 and September 26, 2008
(Unaudited)

	Three Months Ended		Variance
	October 2,	September 26,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)

Sales	$3,108	$3,592	$(484)
Cost of sales	2,807	3,411	(604)

Gross profit	301	181	120
Administrative and selling expenses	131	139	(8)
Amortization of intangible assets	5	9	(4)
Restructuring charges and fixed asset impairments	24	32	(8)
Other income — net	—	(11)	11

Operating income	141	12	129
Interest expense — net	54	43	11
Loss on retirement of debt — net	1	—	1
Accounts receivable securitization costs	1	—	1
Equity in earnings of affiliates, net of tax	(5)	(2)	(3)

Earnings (losses) before income taxes	90	(29)	119
Income tax expense	28	23	5

Net earnings (losses)	62	(52)	114
Less: Net earnings attributable to noncontrolling interest, net of tax	6	2	4

Net earnings (losses) attributable to TRW	$56	$(54)	$110

Three Months Ended October 2, 2009 Compared to Three Months Ended September 26, 2008

Sales decreased by $484 million for the three months ended October 2, 2009 as compared to the three months ended September 26, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $275 million. The lower volume was attributed to a decline in light vehicle production volumes in most major geographic regions. Foreign currency exchange also had a net unfavorable impact on sales of $209 million due to the relative strength of the dollar against other currencies (most notably the euro).

Gross profit increased by $120 million for the three months ended October 2, 2009 as compared to the three months ended September 26, 2008. The increase in gross profit was driven primarily by cost reductions (partially offset by inflation and price reductions provided to customers) of $199 million which includes the benefit of recently enacted restructuring actions. We also experienced lower pension and postretirement benefit expense and a favorable non-recurring customer settlement in the current period, which totaled $28 million. These favorable items were partially offset by lower volume and adverse mix, together which totaled $83 million, the net unfavorable impact of foreign currency exchange of $20 million and increased warranty expense of $5 million. Gross profit as a percentage of sales for the three months ended October 2, 2009 was 9.7% compared to 5.0% for the three months ended September 26, 2008.

Administrative and selling expenses decreased by $8 million for the three months ended October 2, 2009 as compared to the three months ended September 26, 2008. The decrease was driven primarily by cost reductions in excess of inflation which in total net to $9 million and the favorable impact of foreign currency exchange of $4 million. These items were partially offset by the negative impact of an increase in environmental reserves of $5 million. Administrative and selling expenses as a percentage of sales were 4.2% for the three months ended October 2, 2009, as compared to 3.9% for the three months ended September 26, 2008.

Restructuring charges and fixed asset impairments decreased by $8 million for the three months ended October 2, 2009 compared to the three months ended September 26, 2008. During the third quarter of 2008, $17 million of severance and other charges associated with the closure of a facility in Europe was recorded. This was offset by a $9 million increase in restructuring charges and fixed asset impairments in the third quarter of 2009, excluding the Europe facility closure, as compared to the prior year period.

Other income — net decreased by $11 million for the three months ended October 2, 2009 as compared to the three months ended September 26, 2008. This was primarily due to a decrease in miscellaneous other income of $4 million, an unfavorable change in net provision for bad debts of $2 million, an unfavorable change in foreign currency exchange losses of $3 million, a decrease in net gain on sales of assets of $1 million, and a decrease in royalty and grant income of $1 million.

Interest expense — net increased by $11 million for the three months ended October 2, 2009 as compared to the three months ended September 26, 2008, primarily as the result of higher interest rates on variable rate debt. The Sixth Credit Agreement, which contains higher margins on borrowings, became effective on June 24, 2009.

Loss on retirement of debt — net was approximately $1 million for the three months ended October 2, 2009. During the third quarter we permanently repaid $87 million of Term Loan A-1 and Term Loan B-1 borrowings and recorded a $1 million loss on retirement of debt as a result of the write-off of a portion of deferred financing fees.

Income tax expense for the three months ended October 2, 2009 was $28 million on pre-tax earnings of $90 million as compared to income tax expense of $23 million on pre-tax losses of $29 million for the three months ended September 26, 2008. The income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which a corresponding income tax expense or benefit is not recognized, partially offset by favorable foreign tax rates, holidays, and credits.

Consolidated Statements of Operations
For the Nine Months Ended October 2, 2009 and September 26, 2008
(Unaudited)

	Nine Months Ended		Variance
	October 2,	September 26,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)

Sales	$8,230	$12,182	$(3,952)
Cost of sales	7,699	11,259	(3,560)

Gross profit	531	923	(392)
Administrative and selling expenses	355	407	(52)
Amortization of intangible assets	16	27	(11)
Restructuring charges and fixed asset impairments	74	64	10
Intangible asset impairments	30	—	30
Other (income) expense — net	(4)	1	(5)

Operating income	60	424	(364)
Interest expense — net	136	134	2
Gain on retirement of debt — net	(34)	—	(34)
Accounts receivable securitization costs	3	2	1
Equity in earnings of affiliates, net of tax	(9)	(17)	8

(Losses) earnings before income taxes	(36)	305	(341)
Income tax expense	37	126	(89)

Net (losses) earnings	(73)	179	(252)
Less: Net earnings attributable to noncontrolling interest, net of tax	13	12	1

Net (losses) earnings attributable to TRW	$(86)	$167	$(253)

Nine Months Ended October 2, 2009 Compared to Nine Months Ended September 26, 2008

Sales decreased by $3,952 million for the nine months ended October 2, 2009 as compared to the nine months ended September 26, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $2,833 million. The lower volume was attributed to a decline in light vehicle production volumes in most major geographic regions. Foreign currency exchange also had a net unfavorable impact on sales of $1,119 million due to the relative strength of the dollar against other currencies (most notably the euro).

Gross profit decreased by $392 million for the nine months ended October 2, 2009 as compared to the nine months ended September 26, 2008. The decrease in gross profit was driven primarily by lower volume and adverse mix, together which totaled $761 million, and the net unfavorable impact of foreign currency exchange of $141 million. Also contributing to the decrease in gross profit was the non-recurrence of net insurance recoveries of $14 million related to a business disruption at our brake line production facility in South America in the prior year period and increased warranty expense of $10 million. These unfavorable items were partially offset by cost reductions (in excess of inflation and price reductions provided to customers) of $466 million which includes the benefit of recently enacted restructuring actions. Also offsetting the decrease in gross profit were lower pension and postretirement benefit expense of $54 million, the favorable impact of contractual settlements related to a recent acquisition in our Chassis Systems segment of $8 million and the reversal of accruals related to certain benefit programs at several of our European facilities, as a result of favorable contractual settlements, which increased gross profit by $6 million. Gross profit as a percentage of sales for the nine months ended October 2, 2009 was 6.5% compared to 7.6% for the nine months ended September 26, 2008.

Administrative and selling expenses decreased by $52 million for the nine months ended October 2, 2009 as compared to the nine months ended September 26, 2008. The decrease was driven primarily by cost reductions in excess of inflation and other costs, which in total net to $30 million, and the favorable impact of foreign currency exchange of $28 million. These items were partially offset by the negative impact of an increase in environmental reserves of $6 million. Administrative and selling expenses as a percentage of sales were 4.3% for the nine months ended October 2, 2009, as compared to 3.3% for the nine months ended September 26, 2008.

Restructuring charges and fixed asset impairments increased by $10 million for the nine months ended October 2, 2009 as compared to the nine months ended September 26, 2008. The increase was driven primarily by an increased level of restructuring activities related to the ongoing workforce reduction initiatives that began in the fourth quarter of 2008, and was partially offset by lower impairment charges on fixed assets.

Intangible asset impairments were $30 million for the nine months ended October 2, 2009, while there were none in the nine months ended September 26, 2008. During the first quarter of 2009, due to the negative economic and industry conditions, an impairment charge of $30 million was recorded as a result of testing the recoverability of our trademark intangible assets.

Other (income) expense — net improved by $5 million for the nine months ended October 2, 2009 as compared to the nine months ended September 26, 2008. This was primarily due to a favorable change in foreign currency exchange losses of $11 million, and an increase in royalty and grant income of $1 million. This was offset by an unfavorable change in net provision for bad debts of $3 million, a decrease in miscellaneous other income of $3 million, and a decrease in net gains on sales of assets of $1 million.

Interest expense — net increased by $2 million for the nine months ended October 2, 2009 as compared to the nine months ended September 26, 2008, primarily as the result of lower interest income and higher borrowing margins under the Sixth Credit Agreement, which became effective on June 24, 2009, largely offset by lower interest rates on the Company’s variable rate debt and higher average outstanding debt balances prior to the Sixth Credit Agreement.

Gain on retirement of debt — net was $34 million for the nine months ended October 2, 2009. During the first quarter of 2009, we repurchased $47 million in principal amount of the New Senior Notes and recorded a gain on retirement of debt of $34 million, including the write-off of a portion of deferred financing fees and premiums. During the second quarter of 2009, we repurchased $10 million in principal amount of the New Senior Notes and recognized a gain on retirement of debt of $7 million, offset by $6 million of expense related to the Prior Agreement. During the third quarter we permanently repaid approximately $87 million of Term Loan A-1 and Term Loan B-1 borrowings and recorded a $1 million loss on retirement of debt as a result of the write-off of a portion of deferred financing fees.

Income tax expense for the nine months ended October 2, 2009 was $37 million on pre-tax losses of $36 million as compared to income tax expense of $126 million on pre-tax earnings of $305 million for the nine months ended September 26, 2008. The tax expense for the nine months ended October 2, 2009 includes tax expense of $13 million that was recorded in establishing a valuation allowance against the net deferred tax assets of certain subsidiaries. The income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which a corresponding income tax expense or benefit is not recognized, partially offset by favorable foreign tax rates, holidays, and credits.

Segment Results of Operations

Total Sales, Including Intersegment Sales

	Three Months Ended			Nine Months Ended
	October 2,	September 26,		October 2,	September 26,
	2009	2008	Variance	2009	2008	Variance
	(Dollars in millions)

Chassis Systems	$1,851	$2,093	$(242)	$4,875	$6,878	$(2,003)
Occupant Safety Systems	770	888	(118)	2,067	3,152	(1,085)
Automotive Components	357	448	(91)	947	1,560	(613)
Electronics	232	271	(39)	608	964	(356)
Intersegment eliminations	(102)	(108)	6	(267)	(372)	105

Total sales	$3,108	$3,592	$(484)	$8,230	$12,182	$(3,952)

Earnings (Losses) Before Taxes

	Three Months Ended			Nine Months Ended
	October 2,	September 26,		October 2,	September 26,
	2009	2008	Variance	2009	2008	Variance
	(Dollars in millions)

Chassis Systems	$101	$19	$82	$97	$180	$(83)
Occupant Safety Systems	49	1	48	48	164	(116)
Automotive Components	(4)	(6)	2	(62)	53	(115)
Electronics	15	20	(5)	19	106	(87)

Total earnings (losses) before taxes, including noncontrolling interest	$161	$34	$127	$102	$503	$(401)
Corporate expense and other	(21)	(22)	1	(46)	(74)	28
Financing costs	(55)	(43)	(12)	(139)	(136)	(3)
(Loss) Gain on retirement of debt-net	(1)	—	(1)	34	—	34
Net earnings attributable to noncontrolling interest, net of tax	6	2	4	13	12	1

Total earnings (losses) before taxes	$90	$(29)	$119	$(36)	$305	$(341)

Restructuring Charges and Fixed Asset Impairments Included in Earnings (Losses) Before Taxes

	Three Months Ended			Nine Months Ended
	October 2,	September 26,		October 2,	September 26,
	2009	2008	Variance	2009	2008	Variance
	(Dollars in millions)

Chassis Systems	$12	$4	$8	$33	$32	$1
Occupant Safety Systems	6	24	(18)	17	27	(10)
Automotive Components	6	3	3	19	4	15
Electronics	—	1	(1)	4	1	3
Corporate	—	—	—	1	—	1

Total restructuring charges and fixed asset impairments	$24	$32	$(8)	$74	$64	$10

Chassis Systems

For the three months ended October 2, 2009 and September 26, 2008:

Sales, including intersegment sales decreased by $242 million for the three months ended October 2, 2009 as compared to the three months ended September 26, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $129 million. The lower volume was attributed to a decline in light vehicle production volumes in most major geographic regions. Foreign currency exchange also had a net unfavorable impact on sales of $113 million.

Earnings before taxes increased by $82 million for the three months ended October 2, 2009 as compared to the three months ended September 26, 2008. The increase in earnings was driven primarily by cost reductions (partially offset by inflation and price reductions) of $114 million. We also experienced lower pension and postretirement benefit expense and a favorable non-recurring customer settlement in the current period, which totaled $10 million. These items were partially offset by lower volume (net of favorable mix) of $20 million, the net unfavorable impact of foreign currency exchange of $9 million, increased restructuring and impairment costs of $8 million and increased warranty expense of $6 million.

For the three months ended October 2, 2009, this segment recorded $10 million of postemployment benefit expense related to severance and other fixed asset impairments of approximately $2 million to write down certain machinery and equipment to fair value based on estimated future cash flows. For the three months ended September 26, 2008, this segment incurred charges of $4 million related to severance, retention and outplacement services at various production facilities.

For the nine months ended October 2, 2009 and September 26, 2008:

Sales, including intersegment sales decreased by $2,003 million for the nine months ended October 2, 2009 as compared to the nine months ended September 26, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $1,418 million. The lower volume was attributed to a decline in light vehicle production volumes in most major geographic regions. Foreign currency exchange also had a net unfavorable impact on sales of $585 million.

Earnings before taxes decreased by $83 million for the nine months ended October 2, 2009 as compared to the nine months ended September 26, 2008. The decrease in earnings was driven primarily by lower volume and adverse mix which totaled $268 million, the net unfavorable impact of foreign currency exchange of $46 million, the non-recurrence of net insurance recoveries of $14 million related to a business disruption at our brake line production facility in South America in the prior year period and increased warranty expense of $14 million. These items were partially offset by cost reductions (in excess of inflation) and price recoveries from customers, which in total net to $238 million, the favorable impact of contractual settlements related to a recent acquisition of $8 million, lower pension and postretirement benefit expense of $7 million and a customer reimbursement of $5 million for costs incurred as a result of the premature closure of an operating facility.

For the nine months ended October 2, 2009, this segment incurred charges of approximately $28 million related to severance, retention and outplacement services as well as postemployment benefit expense at various production facilities and other fixed asset impairments of approximately $5 million to write down certain machinery and equipment to fair value based on estimated future cash flows. For the nine months ended September 26, 2008, this segment incurred charges of approximately $15 million related to severance, retention and outplacement services at various production facilities and other fixed asset impairments of $17 million pertaining to the write-down of certain machinery and equipment to fair value based on estimated future cash flows primarily at this segment’s North American braking facilities.

Occupant Safety Systems

For the three months ended October 2, 2009 and September 26, 2008:

Sales, including intersegment sales decreased by $118 million for the three months ended October 2, 2009 as compared to the three months ended September 26, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $64 million and the net unfavorable impact of foreign currency exchange of $54 million.

Earnings before taxes increased by $48 million for the three months ended October 2, 2009 as compared to the three months ended September 26, 2008. The increase in earnings was driven primarily by cost reductions (in excess of inflation and price reductions) of $46 million and decreased restructuring and impairment costs of $18 million. These items were partially offset by lower volume and adverse mix which totaled $20 million.

For the three months ended October 2, 2009, this segment recorded $6 million of postemployment benefit expense related to severance. For the three months ended September 26, 2008, this segment recorded $17 million of severance and other charges associated with the closure of a facility in Europe, $5 million related to severance, retention and outplacement services at various production facilities, and $2 million of net asset impairments related to restructuring activities to write down certain machinery and equipment to fair value based on estimated future cash flows.

For the nine months ended October 2, 2009 and September 26, 2008:

Sales, including intersegment sales decreased by $1,085 million for the nine months ended October 2, 2009 as compared to the nine months ended September 26, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $774 million and the net unfavorable impact of foreign currency exchange of $311 million.

Earnings before taxes decreased by $116 million for the nine months ended October 2, 2009 as compared to the nine months ended September 26, 2008. The decrease in earnings was driven primarily by lower volume and adverse mix which totaled $225 million and the net unfavorable impact of foreign currency exchange of $36 million. These items were partially offset by cost reductions and favorable patent dispute resolutions (in excess of inflation and price reductions) of $120 million, decreased restructuring and impairment costs of $10 million, lower warranty costs of $8 million and the reversal of accruals related to certain benefit programs at several of our European facilities, as a result of favorable contractual settlements, which increased earnings by $5 million.

For the nine months ended October 2, 2009, this segment incurred charges of approximately $17 million related to severance, retention and outplacement services as well as postemployment benefit expense at various production facilities. For the nine months ended September 26, 2008, this segment recorded $17 million of severance and other charges associated with the closure of a facility in Europe, $7 million related to severance, retention and outplacement services at various production facilities, $1 million of net asset impairments related to restructuring activities to write down certain machinery and equipment to fair value based on estimated future cash flows and $2 million of other asset impairments to write down certain machinery and equipment to fair value based on estimated future cash flows.

Automotive Components

For the three months ended October 2, 2009 and September 26, 2008:

Sales, including intersegment sales decreased by $91 million for the three months ended October 2, 2009 as compared to the three months ended September 26, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $57 million and the net unfavorable impact of foreign currency exchange of $34 million.

Losses before taxes decreased by $2 million for the three months ended October 2, 2009 as compared to the three months ended September 26, 2008. The favorable change was driven primarily by cost reductions (in excess of inflation and price reductions) of $29 million and lower pension and postretirement benefit expense of $3 million. These items were largely offset by lower volume and adverse mix which totaled $21 million and the net unfavorable impact of foreign currency exchange of $8 million.

For the three months ended October 2, 2009, this segment incurred charges of approximately $6 million related to severance, retention and outplacement services as well as postemployment benefit expense at various production facilities. For the three months ended September 26, 2008, this segment incurred charges of approximately $3 million related to severance, retention and outplacement services at various production facilities.

For the nine months ended October 2, 2009 and September 26, 2008:

Sales, including intersegment sales decreased by $613 million for the nine months ended October 2, 2009 as compared to the nine months ended September 26, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $437 million and the net unfavorable impact of foreign currency exchange of $176 million.

(Losses) earnings before taxes changed by $115 million for the nine months ended October 2, 2009 as compared to the nine months ended September 26, 2008. The unfavorable change in earnings was driven primarily by lower volume and adverse mix which totaled $146 million, the net unfavorable impact of foreign currency exchange of $28 million and increased restructuring and impairment costs of $15 million. These items were partially offset by cost reductions (in excess of inflation and price reductions) of $70 million and lower pension and postretirement benefit expense of $5 million.

For the nine months ended October 2, 2009, this segment incurred charges of approximately $16 million related to severance, retention and outplacement services as well as postemployment benefit expense at various production facilities and other fixed asset impairments of approximately $3 million to write down certain machinery and equipment to fair value based on estimated future cash flows. For the nine months ended September 26, 2008, this segment incurred charges of $4 million related to severance, retention and outplacement services at various production facilities.

Electronics

For the three months ended October 2, 2009 and September 26, 2008:

Sales, including intersegment sales decreased by $39 million for the three months ended October 2, 2009 as compared to the three months ended September 26, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $26 million and the net unfavorable impact of foreign currency exchange of $13 million.

Earnings before taxes decreased by $5 million for the three months ended October 2, 2009 as compared to the three months ended September 26, 2008. The decrease in earnings was driven primarily by lower volume and adverse mix which totaled $22 million and the net unfavorable impact of foreign currency exchange of $4 million. These items were largely offset by cost reductions (in excess of inflation and price reductions) of $21 million.

For the three months ended September 26, 2008, this segment incurred charges of approximately $1 million related to severance, retention and outplacement services at various production facilities.

For the nine months ended October 2, 2009 and September 26, 2008:

Sales, including intersegment sales decreased by $356 million for the nine months ended October 2, 2009 as compared to the nine months ended September 26, 2008. The decrease in sales was driven primarily by lower volume along with price reductions provided to customers, which combined totaled $291 million and the net unfavorable impact of foreign currency exchange of $65 million.

Earnings before taxes decreased by $87 million for the nine months ended October 2, 2009 as compared to the nine months ended September 26, 2008. The decrease in earnings was driven primarily by lower volume and adverse mix which totaled $123 million, net unfavorable impact of foreign currency exchange of $7 million and increased restructuring and impairment costs of $3 million. These items were partially offset by cost reductions (in excess of inflation and price reductions) of $49 million.

For the nine months ended October 2, 2009, this segment incurred charges of approximately $4 million related to severance, retention and outplacement services as well as postemployment benefit expense at various production facilities. For the nine months ended September 26, 2008 this segment incurred charges of approximately $1 million related to severance, retention and outplacement services at various production facilities.

Liquidity and Capital Resources

While we are highly leveraged, we believe that funds generated from operations and available borrowing capacity will be adequate to fund our liquidity requirements. These requirements, which are significant, generally consist of debt service requirements, capital expenditures, working capital requirements and company-sponsored research and development programs. In addition, our current financing plans are intended to provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, industry specific, financial market, competitive, legislative and regulatory factors. Therefore, we cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

On an annual basis our primary source of liquidity remains cash flows generated from operations. At various points during the course of the year we may be in an operating cash usage position, which is not unusual given the seasonality of our business. We also have available liquidity under our revolving credit facility and the receivables facilities described below, subject to certain conditions. We continuously focus on our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. Although we have historically been successful in managing the timing of our cash flows, future success will be dependent on the financial position of our customers and suppliers, and on industry conditions.

Cash Flows

Operating Activities.  Cash used in operating activities for the nine months ended October 2, 2009, was $57 million, as compared to $4 million provided by operating activities for the nine months ended September 26, 2008. The change to a use of cash in operating activities is primarily the result of the following factors:

•	The deterioration of our results of operations due to significantly reduced production levels in North America and Europe during the first six months of 2009, as compared to the first six months of 2008, which was partially offset by an improvement in our results during the third quarter of 2009 compared to the prior year period. The third quarter 2009 results were benefited by our restructuring and cost containment actions, as well as increased production.

•	Restructuring and severance for the first nine months of 2009 resulted in a cash outflow of $54 million compared to a cash outflow of $30 million in the first nine months of 2008, an increase of $24 million.

•	Offsetting these factors was a decrease in working capital requirements of $248 million, from a cash outflow of $657 million in the first nine months of 2008 compared to a cash outflow of $409 million for the first nine months of 2009. The decrease in the working capital requirement was driven by lower production volumes during the first nine months of 2009 compared to the first nine months of 2008 as well as improved management of inventory levels compared to the prior year period.

Investing Activities.  Cash used in investing activities for the nine months ended October 2, 2009 was $118 million as compared to $377 million for the nine months ended September 26, 2008.

For the nine months ended October 2, 2009 and September 26, 2008, we spent $121 million and $338 million, respectively, in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $250 million, or approximately 2% of sales, for such capital expenditures during 2009.

During the nine months ended September 26, 2008, we spent approximately $41 million in conjunction with an acquisition in our Chassis Systems segment and approximately $6 million on a joint venture in India to facilitate access to the Indian market and support our global customers.

Financing Activities.  During the first nine months of 2009, we received approximately $269 million of net proceeds from the issuance of common stock. Of this amount, approximately $87 million was used to reduce our long-term debt and approximately $182 million was used to reduce outstanding borrowings on our revolving credit facility.

Cash used in financing activities was $130 million for the nine months ended October 2, 2009 as compared to cash of $7 million provided by financing activities for the nine months ended September 26, 2008. After taking into consideration the proceeds and payments from the above-mentioned transaction, the change of $137 million was primarily the result of the following:

•	Net cash repayments of $21 million on our Revolving Credit Facility during the first nine months of 2009, compared to net cash proceeds of $50 million during the first nine months of 2008, and

•	Net cash payments of $41 million on short-term debt during the first nine months of 2009, compared to net cash proceeds of $10 million during the first nine months of 2008.

Other Sources of Liquidity

Liquidity Facilities.  As of October 2, 2009, we had outstanding $2.5 billion in aggregate indebtedness. We intend to draw down on, and use proceeds from, the Revolving Credit Facility and our European accounts receivables facilities (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of October 2, 2009, we had approximately $1.3 billion of availability under our Revolving Credit Facility, which reflects no outstanding borrowings under our revolver and reduced availability primarily as a result of $57 million in outstanding letters of credit and bank guarantees. The available amount indicated above also includes a reduction of $48 million for the unfunded commitment of Lehman Commercial Paper Inc., a lender under the Revolving Credit Facility that filed for bankruptcy protection in 2008.

We, through one of our European subsidiaries, have a receivables financing arrangement involving a wholly-owned special purpose vehicle which purchases trade receivables from our German affiliates and sells those trade receivables to a German bank. The arrangement by its terms automatically renewed until January 2010 and is renewable annually thereafter, if not previously terminated. On July 2, 2009, this arrangement was reduced from €75 million to €37.5 million. As of October 2, 2009, €37.5 million was available for funding under this facility and there were no outstanding borrowings.

In March 2009, the Company entered into a factoring arrangement in Italy. This €40 million program is renewable annually, if not terminated. As of October 2, 2009, €36 million was available for funding under this program and there were no outstanding borrowings.

During the first nine months of 2009, an €80 million factoring arrangement in France and a £25 million receivables financing arrangement in the United Kingdom were terminated.

On April 24, 2009, the Company terminated its United States receivables facility in order to participate in the Auto Supplier Support Program sponsored by the U.S. Treasury Department (“Auto Supplier Support Program”). Our eligible receivables were accepted into each of the Chrysler LLC and General Motors Corporation Auto Supplier Support Programs. Subsequent to the separate filings for bankruptcy protection by Chrysler LLC and General Motors Corporation, the Company elected to opt out of the General Motors Corporation Auto Supplier Support Program and Chrysler LLC ceased submitting invoices owed to the Company for payment under the Chrysler LLC Auto Supplier Support Program. Accordingly, the Company no longer participates in the Auto Supplier Support Programs.

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

On October 2, 2009, our subsidiaries in the Asia Pacific region also had various uncommitted credit facilities totaling approximately $121 million, of which $103 million was available after borrowings of $18 million. Although these borrowings are primarily in the local currency of the country where our subsidiaries’ operations are located, some are also in U.S. dollars. We expect that these additional facilities will be drawn on from time to time for normal working capital purposes.

Senior Secured Credit Facilities.  On June 24, 2009, the Company entered into its Sixth Credit Agreement with the lenders party thereto. The Sixth Credit Agreement amended certain provisions of the Prior Agreement, including the financial covenants, applicable interest rates and commitment fee rates as well as certain other covenants applicable to the Company. The other material terms of the Sixth Credit Agreement are the same as those in the Company’s Prior Agreement.

As of October 2, 2009, the term loan facilities, with maturities ranging from 2013 to 2014, consisted of an original aggregate of $1.1 billion dollar-denominated term loans, of which $0.1 billion was prepaid in August 2009 and the Revolving Credit Facility provided for borrowing of up to $1.4 billion. See “— Senior Secured Credit Facilities” in Note 11 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of these facilities.

The Sixth Credit Agreement, like the Prior Agreement, contains a number of covenants that, among other things, restrict the payment of dividends or other distributions by TRW Automotive Inc., subject to specified exceptions. The exceptions include, among others, the making of payments or distributions in respect of expenses required for TRW Automotive Holdings Corp. (“TAHC”) and its wholly-owned subsidiary, TRW Automotive Intermediate Holdings Corp., to maintain their corporate existence, general corporate overhead expenses, tax liabilities and legal and accounting fees. Since TAHC is a holding company without any independent operations, it does not have significant cash obligations, and is able to meet its limited cash obligations under the exceptions to our debt covenants. See “— Debt Covenants” in Note 11 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for further information on debt covenants.

Other Capital Resources

Equity Transaction.  In August 2009, the Company issued 16.1 million shares of its common stock in a public offering at $17.50 per share. Net cash proceeds from this issuance, after commissions and related expenses, were approximately $269 million. Of this amount, approximately $87 million was used to permanently prepay a portion of the Term Loan A-1 and Term Loan B-1. The remaining proceeds were used to reduce borrowings under the Revolving Credit Facility.

Senior Note Debt Repurchases.  In 2009, the Company entered into transactions to repurchase New Senior Notes totaling $57 million in principal amount. As a result of these transactions, the Company recorded a gain on retirement of debt of $41 million, including the write-off of a portion of deferred financing fees and premiums. These repurchases were funded from cash on hand.

Contractual Obligations and Commitments

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

See Note 6 to the condensed consolidated financial statements included in Part I, Item I of this Report for a discussion of our receivables facilities.

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

CRITICAL ACCOUNTING ESTIMATES

Pensions.  Due to recent declines in global financial markets, the funding valuation of our U.K. pension plan is likely to result in an overall deficit. This may result in the need for us to enter into a deficit recovery plan, with the potential for us to be required to commence contributions to the plan. Additionally, changes in certain actuarial assumptions due to the decline in global financial markets may result in a net obligation, with a corresponding adjustment to other comprehensive income, as of our next measurement date, which is December 31, 2009.

There have been no other significant changes in our critical accounting estimates during the first nine months of 2009.

OTHER MATTERS

Exchange Program.  On April 3, 2009, the Company filed a Schedule TO-C with the SEC containing certain communications relating to a proposed one-time voluntary stock option exchange program (the “Exchange Program”) for certain of our employees other than directors, executive officers and certain other senior executives. Although our stockholders approved an amendment to the Amended & Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan in May 2009 permitting the Exchange Program, the Compensation Committee of the Company’s Board of Directors decided not to implement the Exchange Program and instead, in August 2009, granted approximately 270,000 stock options to Company employees who would otherwise have participated in the Exchange Program.

Transfer Agent; Rights Agent.  National City Bank (“NCB”) had been the Company’s transfer agent and registrar as well as the rights agent under the Company’s Rights Agreement dated January 23, 2004 (the “Rights Agreement”). As a result of the transfer of NCB’s transfer agent business in the third quarter of 2009, the Company agreed that Computershare Trust Company, N.A. (“Computershare”) would become the Company’s transfer agent and registrar as well as the successor rights agent under the Rights Agreement. Beginning October 12, 2009, Computershare assumed these roles.

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

OUTLOOK

For the full year 2009, we expect revenue to be approximately $11.4 billion, including fourth quarter sales of approximately $3.2 billion. These sales figures are based on expected 2009 production levels of 8.6 million units in North America and 16.3 million units in Europe, and take into consideration our expectation of foreign currency exchange rates. Restructuring and fixed asset impairment charges are expected to be approximately $100 million for the full year 2009.

The automotive industry remains in the midst of extraordinary challenges resulting from the global economic crisis and significantly reduced automotive production levels. However, based upon recent vehicle production forecasts, we believe that the trough in vehicle production is behind us and expect that North America will experience moderately higher vehicle production levels, and that Europe will experience relatively flat or slightly lower production levels, in the fourth quarter of 2009 and into next year. Although it appears the financial crisis is abating, we expect full recovery of the automotive industry to be a long and gradual process. We believe that our liquidity position, in addition to our restructuring and cost containment actions, will help us through the recovery process and position us well for continued success as a leading automotive supplier. Our technology portfolio, general diversification and improved cost structure will allow us to take advantage of an expected industry rebound.

We remain concerned about the ongoing financial health and solvency of certain of our major customers as they respond to negative economic and industry conditions through various restructuring activities. We also remain concerned about the viability of the Tier 2 and Tier 3 supply base as they face financial difficulties in the current environment due to decreased automobile production and pricing pressures, as well as any specific impact from Chrysler LLC’s, General Motors Corporation’s and Tier 1 suppliers’ bankruptcy reorganizations. Increased working capital requirements resulting from increased production levels may also put financial strain on suppliers with limited liquidity. The inability of any major supplier to meet its commitments could negatively impact us either directly or by negatively affecting our customers. While we continue our efforts to mitigate the impact of our own suppliers’ financial distress on our financial results, our efforts may be insufficient and the pressures may worsen, thereby potentially having a negative impact on our future results.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2008 under Part I, Item 1A. Risk Factors, as updated by the information set forth in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2009 under Part II, Item 1A. Risk Factors, including: any prolonged contraction in automotive sales and production adversely affecting our results, liquidity or the viability of our supply base; the financial condition of OEMs, particularly the Detroit Three, adversely affecting us or the viability of our supply base; disruptions in the financial markets adversely impacting the availability and cost of credit negatively affecting our business; our substantial debt and resulting vulnerability to economic or industry downturns and to rising interest rates; escalating pricing pressures from our customers; commodity inflationary pressures adversely affecting our profitability and supply base; our dependence on our largest customers; any impairment of a significant amount of our goodwill or other intangible assets; costs of product liability, warranty and recall claims and efforts by customers to adversely alter terms and conditions concerning warranty and recall participation; strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations impacting our results; any increase in the expense and funding requirements of our pension and other postretirement benefits; risks associated with non-U.S. operations, including foreign exchange risks and economic uncertainty in some regions; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers; volatility in our annual effective tax rate resulting from a change in earnings mix or other factors; costs or liabilities relating to environmental and safety regulations; assertions by or against us relating to intellectual property rights; the possibility that our largest stockholder’s interests will conflict with ours or our other stockholders’ interests; and other risks and uncertainties set forth in our Report on Form 10-K, in “— Executive Overview” above and in our other filings with the Securities and Exchange Commission.

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

Foreign Currency Exchange Rate Risk.  We utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts, and to a lesser extent options, are utilized to protect our cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of October 2, 2009, approximately 18% of our total debt was in foreign currencies as compared to 17% as of December 31, 2008.

Interest Rate Risk.  We are subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt. In order to manage interest costs, we may occasionally utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (“LIBOR”). As of October 2, 2009, approximately 41% of our total debt was at variable interest rates (or 29% when considering the effect of the interest rate swaps), as compared to 46% (or 36% when considering the effect of the interest rate swaps) as of December 31, 2008.

Commodity Price Risk.  We utilize derivative financial instruments to manage select commodity price risks. Forward purchase agreements generally meet the criteria to be accounted for as normal purchases. Forward purchase agreements which do not or no longer meet these criteria are classified and accounted for as derivatives.

Sensitivity Analysis.  We utilize a sensitivity analysis model to calculate the fair value, cash flows or statement of operations impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of October 2, 2009 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed. The results of the sensitivity model calculations follow:

	Assuming a 10%	Assuming a 10%	Favorable
	Increase in	Decrease in	(Unfavorable)
	Rates	Rates	Change in
	(Dollars in millions)

Market Risk
Foreign Currency Rate Sensitivity:
Forwards *
- Long US $	$(70)	$70	Fair value
- Short US $	$55	$(55)	Fair value
Debt **
- Foreign currency denominated	$(47)	$47	Fair value
Interest Rate Sensitivity:
Debt
- Fixed rate	$54	$(57)	Fair value
- Variable rate	$(6)	$6	Cash flow
Swaps
- Pay fixed/receive variable	$—	$—	Cash flow
Commodity Price Sensitivity:
- Forward contracts	$4	$(4)	Fair value

*	Change in fair value of forward contracts hedging the identified underlying positions assuming a 10% change in the value of the U.S. dollar vs. foreign currencies.

**	Change in fair value of foreign currency denominated debt assuming a 10% change in the value of the foreign currency.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of October 2, 2009, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the specified time periods.

Changes in Internal Control over Financial Reporting.  There was no change in the Company’s internal controls over financial reporting that occurred during the third fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 17 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion on legal proceedings involving the Company or its subsidiaries.

Item 1A.	Risk Factors

There have been no material changes in risk factors involving the Company or its subsidiaries from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.

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

Item 6.	Exhibits (including those incorporated by reference)

Exhibit
Number		Exhibit Name

3.1		Second Amended and Restated Certificate of Incorporation of TRW Automotive Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Company (File No. 001-31970) for the fiscal year ended December 31, 2003)
3.2		Third Amended and Restated By-Laws of TRW Automotive Holdings Corp. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company (File No. 001-31970) filed November 17, 2004)
4	.1*	Letter Agreement, dated September 11, 2009, between Computershare Trust Company, N.A. (“Computershare”) and the Company establishing Computershare as the successor Rights Agent under the Company’s Rights Agreement dated January 23, 2004.
10.1		Seventh Amendment to Employment Agreement, dated as of October 1, 2009, among TRW Automotive Inc., TRW Limited and Peter J. Lake (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company (File No. 001-31970) filed September 30, 2009)
31(a)*		Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31(b)*		Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*		Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRW Automotive Holdings Corp. (Registrant)

Date: November 4, 2009	By:	/s/ JOSEPH S. CANTIE

Joseph S. Cantie Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)