Form 10-K
period 2009-12-31
TRW AUTOMOTIVE HOLDINGS CORP
filed 2010-02-25
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 3, 2009, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $630,484,727 based on the closing sale price of the registrant’s Common Stock as reported on the New York Stock Exchange on that date. As of February 17, 2010, the number of shares outstanding of the registrant’s Common Stock was 117,899,661.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2010 Annual Meeting of the Stockholders, to be filed within 120 days of December 31, 2009, are incorporated by reference into Part III, Items 10-14.

TRW Automotive Holdings Corp.

PART I

Item 1.	Business

The Company

TRW Automotive Holdings Corp. (together with its subsidiaries, “we,” “our,” “us,” “TRW Automotive” or the “Company”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and related aftermarkets. We conduct substantially all of our operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily airbags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). We operate our business along four segments: Chassis Systems, Occupant Safety Systems, Electronics and Automotive Components. We are primarily a “Tier 1” original equipment supplier, with approximately 85% of our end-customer sales in 2009 made to major OEMs. Of our 2009 sales, approximately 58% were in Europe, 25% were in North America, 12% were in Asia, and 5% were in the rest of the world.

History.  The Company is a Delaware corporation formed in 2002; however, its business history stretches back to the turn of the twentieth century to a company that eventually became Thompson Products, Inc. which invented the two piece engine valve. In 1958, the Ramo-Wooldridge Corporation merged into Thompson Products, Inc. and after a period of time, the Company’s name was shortened to TRW Inc. In 1999, TRW Inc. completed its acquisition of LucasVarity plc that significantly expanded its automotive product offerings and positioned the company as a major supplier of both active and passive safety systems products. In 2002, TRW Inc. was acquired by Northrop Grumman Corporation (“Northrop”). Pursuant to a purchase agreement between Northrop and an affiliate of The Blackstone Group L.P. (“Blackstone”) in February 2003, Northrop sold the former TRW Inc.’s automotive operations to an indirect wholly-owned subsidiary of the Company (the transaction between Northrop and Blackstone is referred to herein as the “Acquisition”). In 2004, TRW Automotive completed an initial public offering and its common stock is traded on the New York Stock Exchange under the ticker symbol TRW.

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

The statements regarding industry outlook, trends, the future development of certain automotive systems and other non-historical statements contained in this section are forward-looking statements as that term is defined by the federal securities laws.

Business Development and Strategy.  We have become a leader in the global automotive parts industry by capitalizing on the strength of our products, technological capabilities and systems integration skills. Notwithstanding the economic downturn experienced in 2008 and 2009, over the last decade, we have experienced sales growth in many of our product lines due to an increasing focus by both governments and consumers on safety and fuel efficiency. We believe that such focus is continuing as evidenced by ongoing regulatory activities and uncertainty over fluctuating fuel costs. This will enable us to experience growth in the most recent generation of advanced safety and fuel efficient products. Such advanced products include vehicle stability control systems, brake controls for regenerative brake systems, curtain and side airbags, occupant sensing systems, front and side crash sensors, vehicle rollover sensors, electrically assisted power steering systems, electric park brake and tire pressure monitoring systems, active cruise control systems and lane keeping/lane departure warning systems.

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

The Automotive Industry Climate.  After several years of relative stability, a global economic downturn that began in the second half of 2008 had a significantly negative impact on the automotive industry. After reaching a trough in the first quarter of 2009, the automotive industry began to show signs of a slow recovery during the remainder of the year. However, despite increasingly positive developments, overall industry conditions were considerably distressed when compared to recent historical averages. The primary trends and conditions impacting our business in 2009, many of which we expect to continue in the near term, included:

General Industry Conditions:

•	Although consumer demand improved during the second half of the year, overall negative economic conditions and the sustained high level of unemployment continued to adversely impact the automotive industry.

•	Governments around the world provided support to the automotive industry through direct aid to vehicle manufacturers and by implementing stimulus programs targeted at the consumer.

Production Levels and Product Mix:

•	Production levels were at, or near, 30 year lows during the first quarter of the year, but began to increase steadily during the course of the year, albeit to levels considerably below those experienced prior to the start of the economic downturn in the second half of 2008.

•	Vehicle scrappage programs in Europe and North America helped spur demand during the last three quarters of the year, but uncertainty remains regarding the impact that expiring programs will have on future production levels, especially in Europe.

•	There was a continued market shift in vehicle mix in Europe from large and mid-size passenger cars to small cars.

•	The economic viability of our Tier 2 and Tier 3 supply base, and their ability to handle increased working capital requirements and potential inflationary pressures associated with rising production, remains a concern.

OEM and Supplier Restructuring Actions:

•	Chrysler LLC and General Motors Corporation, and certain of their respective U.S. subsidiaries, utilized the bankruptcy process to reorganize their respective businesses. This restructuring, together with asset sales, allowed a portion of Chrysler LLC and General Motors Corporation to emerge from bankruptcy.

•	Automotive suppliers implemented varying levels of operational and financial restructuring actions in response to economic conditions and reduced production levels. Some of these suppliers utilized the bankruptcy process for reorganization.

Inflation and Pricing Pressure:

•	Commodity volatility (both inflationary and deflationary) continues to be a factor for our business.

•	Pricing pressure from OEMs continues to impact the automotive supply industry.

Foreign Currencies:

•	Changes in foreign currency exchange rates continue to affect the relative competitiveness of manufacturing operations in different geographic regions and the relative attractiveness of different geographic markets.

These developments and trends are discussed in more detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, the following are significant characteristics of the automotive and automotive supply industries.

OEM Infrastructure:

•	The infrastructure of many OEMs may make it difficult for them to quickly adjust cost structures in reaction to changes in market and industry conditions, resulting in significant overcapacity issues. Recently, certain OEMs have begun consolidations of their brands and platforms to address some of these issues. Also, uncertainty surrounds how the involvement of the U.S. government, which is a significant stakeholder in the newly-formed companies of Chrysler Group LLC and General Motors Company, will impact those entities and the industry going forward.

Consumer and Regulatory Focus on Safety:

•	Consumers, and therefore OEMs, are increasingly focused on, and governments are increasingly requiring, improved safety in vehicles. For example, the Alliance of Automobile Manufacturers and the Insurance Institute for Highway Safety announced voluntary performance criteria which encompass a wide range of occupant protection technologies and designs, including enhanced matching of vehicle front structural components and enhanced side-impact protection through the use of features such as side airbags, airbag curtains and revised side-impact structures. By September 2009, 100% of the vehicles offered in the United States by participating manufacturers were to meet the front-to-side performance criteria.

•	In November 2008, the National Highway Traffic Safety Administration (“NHTSA”) finalized a rule requiring standard fitment of electronic stability control (“ESC”) on all North American vehicles under 10,000 lbs. gross vehicle weight. The rule included a phase-in plan, with ESC to have been fitted on 55% of new vehicle production by September 2009, 75% to be fitted by September 2010, 95% by September 2011 and on all vehicles thereafter. Similarly, in November 2007, the European Commission approved an amendment to the European braking regulation to require ESC on heavy commercial trucks by 2010. The European Commission is also considering regulation that would require compulsory fitment of ESC on all cars sold in Europe by 2012.

•	Advances in technology by us and others have led to a number of innovations in our product portfolio, which will allow us to benefit from the increased focus on safety in vehicles. Such innovations include rollover sensing and curtain and side airbag systems, occupant sensing systems, ESC systems and tire pressure monitoring systems.

Consumer and Regulatory Focus on Fuel Efficiency and Greenhouse Gas Emissions:

•	Consumers, and therefore OEMs, are increasingly focused on, and governments are increasingly requiring, improved fuel efficiency and reduced greenhouse gas emissions in vehicles. For example, in December 2007, the federal Energy Independence and Security Act of 2007 was enacted, which requires among other things that vehicle manufacturers improve combined Corporate Average Fuel Economy (“CAFE”) standards starting in model year 2011, until by model year 2020 they achieve 35 miles per gallon (up from 27.5 miles per gallon for cars and 23.1 miles per gallon for light trucks in model year 2009). In May 2009, the United States government announced a national policy to reduce greenhouse gas emissions and improve fuel economy for all new cars and trucks sold in the United States; and in September 2009 the U.S. Environmental Protection Agency (the “EPA”) and the NHTSA jointly proposed rules, in implementation of the new policy, that would achieve greenhouse gas emissions reductions that, if achieved entirely through improved fuel efficiency, would entail a fuel economy standard for new cars and light trucks of 35.5 miles per gallon by 2016. In June 2009, the EPA also granted the state of California’s request to set its own regulations for greenhouse gas emissions from new motor vehicles that are more stringent than federal standards. Similarly, in April 2009 the European Parliament and the Council of the European Union adopted regulations to reduce the average CO2 emissions of all new passenger cars sold in Europe by 19% to 130 grams per kilometer by 2015; and in October 2009, the European Commission proposed reduced CO2 emission limits for light trucks and vans of 175 grams per kilometer by 2016, with further reductions that may be required by 2020.

•	The desire to lessen environmental impacts and reduce oil dependence is spurring interest in green technologies and alternative fuels. As such, there is an increased focus on production of hybrid and electric vehicles, because of their fuel efficiency, and developing ethanol, hydrogen, natural gas and other clean burning fuel sources for vehicles.

•	Advances in technology by us and others have led to a number of innovations in our product portfolio, which will allow us to benefit from the increased focus on fuel efficiency and CO2 emissions. Such innovations include electric and electro-hydraulic power steering systems, brake controls for regenerative braking systems, efficient HVAC control systems and advanced-material/heat-resistant engine valves.

Globalization of Suppliers:

•	To serve multiple markets more cost effectively, many OEMs are manufacturing global vehicle platforms, which typically are designed in one location but are produced and sold in many different geographic markets around the world. Having operations in the geographic markets in which OEMs produce global platforms enables suppliers to meet OEMs’ needs more economically and efficiently. This global coverage is a source of significant competitive advantage for those suppliers who have it.

Increased Electronic Content and Electronics Integration:

•	The electronic content of vehicles has increased in recent years. Consumer and regulatory requirements in Europe and the United States for improved automotive safety and environmental performance, as well as consumer demand for increased vehicle performance and functionality at lower cost, largely drive the increase in electronic content. Electronics integration generally refers to replacing mechanical with electronic components and integration of mechanical and electrical functions within the vehicle. This allows OEMs to achieve a reduction in the weight of vehicles and the number of mechanical parts, resulting in easier assembly, enhanced fuel economy, improved emissions control, increased safety and better vehicle performance. As consumers seek more competitively-priced ride and handling performance, safety, security and convenience options in vehicles, such as electronic stability control, active cruise control, airbags, keyless entry and tire pressure monitoring, we believe that electronic content per vehicle will continue to increase.

Emphasis on Speed to Market:

•	As OEMs are under increasing pressure to adjust to changing consumer preferences and to incorporate technological advances, they are shortening product development times. Shorter product development times also generally reduce product development costs. We believe suppliers that are able to deliver new products to OEMs in a timely fashion to accommodate the OEMs’ needs will be well-positioned to succeed in this evolving marketplace.

Competition

The automotive supply industry is extremely competitive. OEMs rigorously evaluate us and other suppliers based on many criteria such as quality, price/cost competitiveness, system and product performance, reliability and timeliness of delivery, new product and technology development capability, excellence and flexibility in operations, degree of global and local presence, effectiveness of customer service and overall management capability. We believe we compete effectively with leading automotive suppliers on all of these criteria. For example, we follow manufacturing practices designed to improve efficiency and quality, including but not limited to, one-piece-flow machining and assembly, and just-in-time scheduling of our manufacturing plants, all of which enable us to manage inventory so that we can deliver quality components and systems to our customers in the quantities and at the times ordered. Our resulting quality and delivery performance, as measured by our customers, generally meets or exceeds their expectations.

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

Within each of our product segments, we face significant competition. Our principal competitors include Advics, Bosch, Continental-Teves, JTEKT and ZF in the Chassis Systems segment; Autoliv, Key Safety and Takata in the Occupant Safety Systems segment; Autoliv, Bosch, Continental-Teves, Autoliv, Nippondenso and Schrader in the Electronics segment; and Delphi, Eaton, ITW, Kostal, Nifco, Raymond, Tokai Rika and Valeo in the Automotive Components segment.

Sales and Products by Segment

Sales.  The following table provides external sales for each of our segments:

	Years Ended December 31,
	2009		2008		2007
	Sales	%	Sales	%	Sales	%
			(Dollars in millions)

Chassis Systems	$6,819	58.7%	$8,505	56.7%	$7,750	52.7%
Occupant Safety Systems	2,893	24.9%	3,782	25.2%	3,974	27.0%
Electronics	588	5.1%	871	5.8%	987	6.7%
Automotive Components	1,314	11.3%	1,837	12.3%	1,991	13.6%

Total Sales	$11,614	100.0%	$14,995	100.0%	$14,702	100.0%

See “Results of Operations — Segment Results of Operations” under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 to our consolidated financial statements included under “Item 8 — Financial Statements and Supplementary Data” for further information on our segments.

Products.  The following tables describe the principal product lines by segment, in order of 2009 sales levels:

Chassis Systems

Product Line	Description

Steering Gears and Systems	Electrically assisted power steering systems (column-drive, rack-drive type), electrically powered hydraulic steering systems, hydraulic power and manual rack and pinion steering gears, hydraulic steering pumps, fully integral commercial steering systems, commercial steering columns and pumps
Foundation Brakes	Front and rear disc brake calipers, drum brake and drum-in-hat parking brake assemblies, rotors, drums, electric park brake systems
Modules	Brake modules, corner modules, pedal box modules, strut modules, front cross-member modules, rear axle modules
Brake Controls	Four-wheel Anti-Lock Braking Systems, electronic vehicle stability control systems, actuation boosters and master cylinders, electronically controlled actuation, brake controls for regenerative brake systems
Linkage and Suspension	Forged steel and aluminum control arms, suspension ball joints, rack and pinion linkage assemblies, conventional linkages, commercial steering linkages and suspension ball joints

Occupant Safety Systems

Product Line	Description

Airbags	Driver airbag modules, passenger airbag modules, side airbag modules, curtain airbag modules, knee airbag modules, single and dual stage airbag inflators
Seat Belts	Retractor and buckle assemblies, pretensioning systems, height adjusters, active control retractor systems
Steering Wheels	Full range of steering wheels from base designs to leather, wood and heated designs, including multifunctional switches and integral airbag modules

Electronics

Product Line	Description

Safety Electronics	Front and side crash sensors, vehicle rollover sensors, airbag diagnostic modules, weight sensing systems for occupant detection
Radio Frequency Electronics	Remote keyless entry systems, passive entry systems, advanced theft deterrent systems, direct tire pressure monitoring systems
Chassis Electronics	Inertial measurement units, electronic control units for electronic anti-lock braking and vehicle stability control systems and electric power steering systems, integrated inertial measurement unit/airbag diagnostic modules
Powertrain Electronics	Electronic control units for medium- and heavy-duty diesel-powered engines
Driver Assist Systems	Active cruise control systems, lane keeping/lane departure warning systems

Automotive Components

Product Line	Description

Body Controls	Electronic heating and air conditioning controls and displays; integrated electronic center panels with capacitive switching; modular steering column controls with integrated steering angle sensors and rain sensors; man/machine interface controls and switches, including a wide array of automotive ergonomic applications
Engine Valves	Engine valves, valve train components
Engineered Fasteners and Components	Engineered and plastic fasteners and precision plastic moldings and assemblies

Chassis Systems.  Our Chassis Systems segment focuses on the design, manufacture and sale of product lines relating to steering, foundation brakes, modules, brake control, and linkage and suspension. We sell our Chassis Systems products primarily to OEMs and other Tier 1 suppliers. We also sell these products to OEM service organizations and in the independent aftermarket, through a licensee in North America, and to independent distributors in the rest of the world. We believe our Chassis Systems segment is well-positioned to capitalize on growth trends toward (1) increasing active safety systems, particularly in the areas of electric steering, electronic vehicle stability control and other advanced braking systems and integrated vehicle control systems; (2) increasing electronic content per vehicle; and (3) integration of active and passive safety systems.

Occupant Safety Systems.  Our Occupant Safety Systems segment focuses on the design, manufacture and sale of airbags, seat belts, steering wheels and occupant restraint systems. We sell our Occupant Safety Systems products primarily to OEMs and other Tier 1 suppliers. We also sell these products to OEM service organizations. We believe our Occupant Safety Systems segment is well-positioned to capitalize on growth trends toward (1) increasing passive safety systems, particularly in the areas of side, curtain and knee airbag systems, and active seat belt pretensioning and retractor systems; (2) increasing electronic content per vehicle; and (3) integration of active and passive safety systems.

Electronics.  Our Electronics segment focuses on the design, manufacture and sale of electronics components and systems in the areas of safety, Radio Frequency (“RF”), chassis, driver assistance and powertrain. We sell our Electronics products primarily to OEMs and to TRW Chassis Systems (braking and steering applications). We also sell these products to OEM service organizations. We believe our Electronics segment is well-positioned to capitalize on growth trends toward (1) increasing electronic content per vehicle, (2) increasing active safety systems, particularly in the areas of electric steering, electronic vehicle stability control and integrated vehicle control systems; (3) increasing passive safety systems, particularly in the areas of side, curtain and knee airbag systems and active seat belt pretensioning and retractor systems; (4) integration of active and passive safety systems; and (5) improving fuel economy and reducing CO2 emissions.

Automotive Components.  Our Automotive Components segment focuses on the design, manufacture and sale of engine valves, body controls, and engineered fasteners and components. We sell our Automotive Components products primarily to OEMs and other Tier 1 suppliers. We also sell these products to OEM service organizations. In addition, we sell some engine valve and body control products to independent distributors for the automotive aftermarket. We believe our Automotive Components segment is well-positioned to capitalize on growth trends toward (1) multi-valve and more fuel-efficient engines and (2) increasing electronic content per vehicle.

Sales by Product Line.  Our 2009 sales by product line are as follows:

Percentage of
Product Line	Sales

Steering gears and systems	15.7%
Airbags	13.9%
Foundation brakes	13.5%
Aftermarket	9.8%
Modules	9.6%
Seat belts	7.2%
Brake controls	6.7%
Electronics	5.2%
Steering wheels	4.5%
Body controls	4.1%
Engine valves	4.0%
Linkage and suspension	2.9%
Engineered fasteners and components	2.9%

Sales by Geography.  Our 2009 sales by geographic region are as follows:

Percentage of
Geographic Region	Sales

Europe	57.7%
North America	25.6%
Asia	11.8%
Rest of the World	4.9%

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

Significant declines in economic and industry conditions since the middle of 2008, including the impact of rising unemployment and restrictions on liquidity available to consumers, caused demand for automobiles to decrease considerably. This decrease in demand, together with relatively inflexible cost structures, dramatically impacted the financial health and solvency of our customers. During 2009, Chrysler LLC and General Motors Corporation entered, reorganized under and, through asset sales to newly-formed entities, emerged from bankruptcy, and also received loans/equity investments from the U.S. government due to the significant financial challenges they face. The newly-formed companies, Chrysler Group LLC and General Motors Company, are now controlled by Fiat and the U.S. government, respectively. Also, several of our European customers have obtained loans from their home governments.

Primary end-customer sales (by OEM group) for the years ended December 31, were:

		Percentage of Sales
OEM Group	OEMs	2009	2008

Volkswagen	Volkswagen, Audi, Seat, Skoda, Bentley	19.1%	17.8%
Ford	Ford, Volvo, Mazda	15.6%	12.1%
GM	General Motors, Opel, Saab	11.1%	13.5%
All Other		54.2%	56.6%

We also sell products to the global aftermarket as replacement parts for current production and older vehicles. For the years ended December 31, 2009 and 2008, our sales to the aftermarket represented approximately 10% and 8% of our total sales, respectively. We sell these products through both OEM service organizations and independent distribution networks.

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

Our sales and marketing organization and activities are designed to create overall awareness and consideration of, and to increase purchases of, our systems, modules and components. To further this objective, we participate in an international trade show in Frankfurt, Germany. We also provide on-site technology demonstrations at our major OEM customers on a regular basis.

Customer Support

Our engineering, sales and production facilities are located in 26 countries. With the appropriate level of dedicated sales/customer development employees, we provide effective customer solutions, products and service in every region in which these facilities operate or manufacture.

Joint Ventures

Joint ventures represent an important part of our business, both operationally and strategically. We have used joint ventures to enter into new geographic markets, such as China and India, to gain new customers, strengthen positions with existing customers, and develop new technologies.

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

The following table shows our significant unconsolidated joint ventures in which we have a 49% or greater interest that are accounted for under the equity method:

		Our
		Ownership		2009
Country	Name	Percentage	Products	Sales
				(Dollars in millions)

Brazil	SM-Sistemas Modulares Ltda.	50%	Brake modules	$10.7
China	Shanghai TRW Automotive Safety Systems Company Ltd.	50%	Seat belt systems, airbags and steering wheels	132.1
	CSG TRW Chassis Systems	50%	Foundation brakes	148.5
	Co., Ltd.
India	Brakes India Limited	49%	Foundation brakes, actuation	348.2
			brakes, valves and hoses
	Rane TRW Steering Systems Limited	50%	Steering gears, systems and components and seat belt systems	66.6
	TRW Sun Steering Wheels Private Limited	49%	Steering wheels and injection molded seats	12.0
Spain	Mediterranea de Volants, S.L.	49%	Leather wrapping for steering wheels	2.0

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

The normal seasonality of the automotive industry, as described above, was not experienced in 2008 and 2009 due to the reaction of our customers to the economic conditions during those years and the timing of government stimulus programs implemented in Europe and North America in 2009. Considering the improvement in economic conditions and vehicle production during the second half of 2009, relative to the low points registered in the first and second quarters of 2009, the normal seasonality of the automotive industry is more likely to be experienced in 2010.

Research, Development and Engineering

We operate a global network of technical centers worldwide where we employ several thousand engineers, researchers, designers, technicians and their supporting functions. This global network allows us to develop active and passive automotive safety technologies while improving existing products and systems. We utilize sophisticated testing and computer simulation equipment, including computer-aided engineering, noise-vibration-harshness, crash sled, math modeling and vehicle simulations. We have advanced engineering and research and development programs for next-generation products in our Chassis Systems, Occupant Safety Systems, Electronics, and Automotive Component segments. We are disciplined and innovative in our approach to research and development, employing various tools to improve efficiency and reduce cost, such as Six Sigma, “follow-the-sun” (a 24-hour a day engineering program that utilizes our global network) and other e-Engineering programs, and by outsourcing non-core activities.

We believe that continued research, development and engineering activities are critical to maintaining our leadership position in the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers. Company-funded research, development and engineering costs were approximately 6% of sales for each of the years ended December 31, 2009, 2008, and 2007. Certain vehicle manufacturers have continued their shift away from funding development contracts for new technology.

For research and development expenditures in each of the years ended December 31, 2009, 2008 and 2007, see “— Research and Development” in Note 2 to our consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data”.

Supply Base — Manufactured Components and Raw Materials

We purchase various manufactured components and raw materials for use in our manufacturing processes. The principal components and raw materials we purchase include castings, electronic parts, molded plastic parts, finished subcomponents, fabricated metal, aluminum, steel, resins, textiles, leather and wood. All of these components and raw materials are available from numerous sources. Despite certain declines experienced in 2009, we see a continued rise in inflationary pressures impacting certain commodities, such as petroleum-based products, resins, yarns, ferrous metals, base metals, and certain chemicals. Additionally, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected or their inability to adequately mitigate inflationary, industry, or economic pressures. These pressures have proven to be insurmountable to some of our suppliers and we have seen the number of bankruptcies and insolvencies increase. The unstable condition of some of our suppliers or their failure to perform caused us to incur additional costs which negatively impacted certain of our businesses in 2009. The overall condition of our supply base may possibly lead to delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best source of supply and work with those vendors and customers to attempt to mitigate the impact of the pressures mentioned above.

Although we have not, in recent years, experienced any significant shortages of manufactured components or raw materials, we normally do not carry inventories of these items in excess of those reasonably required to meet our production and shipping schedule. The possibility of shortages exists, especially in light of the weakened state of the supply base described above and the potential increase in working capital demands as production levels increase.

Employees

As of December 31, 2009, we had approximately 57,500 full-time employees and approximately 6,100 temporary/contract employees (excluding employees who were on approved forms of leave).

As of December 31, 2008, we had approximately 62,200 full-time employees and approximately 3,000 temporary/contract employees (excluding employees who were on approved forms of leave).

Environmental Matters

Governmental requirements relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had, and will continue to have, an effect on our operations and us. We have made, and continue to make, expenditures for projects relating to the environment, including pollution control devices for new and existing facilities. We are conducting a number of environmental investigations and remedial actions at current and former locations to comply with applicable requirements and, along with other companies, have been named a potentially responsible party for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to us. Further information regarding environmental matters, including the related reserves, is contained in Note 20 to our consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data,” and is incorporated herein by reference.

We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, cash flows, results of operations or competitive position. Our capital expenditures pertaining to environmental control during 2010 are not expected to be material to us.

International Operations

We have significant manufacturing operations outside the United States and, in 2009, approximately 80% of our sales originated outside the United States. See Note 21 to our consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data” for financial information by geographic area. Also, see “Item 1A — Risk Factors” for a description of risks inherent in such international operations.

Available Company Information

TRW Automotive Holdings Corp.’s Internet website is www.trw.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Corporate Governance Guidelines and Standards of Conduct (our code of business conduct and ethics) are also available on our website.

ITEM 1A.	RISK FACTORS

Our business is subject to a number of risks, including those described below and elsewhere in this Report. The occurrence of any of these risks could materially adversely affect our results of operations, financial condition and/or cash flow, and the impact could be compounded if multiple risks were to occur.

The financial condition of our customers may adversely affect our results and financial condition and the viability of our supply base.

Significantly lower global production levels, tightened liquidity and increased costs of capital have combined to cause severe financial distress among many of our customers and have forced those companies to implement various forms of restructuring actions. In some cases these actions have involved significant capacity reductions, the discontinuation of entire vehicle brands or even reorganization under bankruptcy laws. Discontinuation of a brand can result in not only a loss of sales associated with any systems or components we supplied but also customer disputes regarding capital we expended to support production of such systems or components for the discontinued brand, and such disputes could potentially be resolved adversely to us.

In North America, Chrysler (defined as Chrysler LLC combined with Chrysler Group LLC), Ford Motor Company (“Ford”) and GM (defined as General Motors Corporation combined with General Motors Company) are in the midst of unprecedented restructuring which included, in the case of Chrysler and GM, reorganization under bankruptcy laws and subsequent asset sales. While portions of Chrysler and GM have successfully emerged from bankruptcy proceedings in the United States, it is still uncertain what portion of their respective sales will return and whether they can be viable at a lower level of sales.

Since many of our suppliers also supply product directly to our customers, they may face liquidity issues due to actions taken by our customers. As a result, the financial condition of our customers may adversely affect our financial condition and that of our suppliers.

Disruptions in the financial markets are adversely impacting the availability and cost of credit which could negatively affect our business.

Disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, and the general lack of liquidity continue to adversely impact the availability and cost of incremental credit for many companies, including us, and may adversely affect the availability of credit already arranged including, in our case, credit already arranged under our revolving credit facility. These disruptions are also adversely affecting the U.S. and world economy, further negatively impacting consumer spending patterns in the automotive industry. In addition, as our customers and suppliers respond to rapidly changing consumer preferences, they may require access to additional capital. If required capital is not obtained or its cost is prohibitively high, their business would be negatively impacted which could result in further restructuring or even reorganization under bankruptcy laws. Any such negative impact, in turn, could negatively affect our business, either through loss of sales to any of our customers so affected or through inability to meet our commitments (or inability to meet them without excess expense) because of our suppliers’ inability to perform.

We could be adversely affected by any shortage of supplies.

In the event of a rapid increase in production demands, either we or our customers or other suppliers may experience supply shortages of raw materials or components. This could be caused by a number of factors, including a lack of production line capacity or manpower or working capital constraints. In order to manage and reduce the cost of purchased goods and services, we and others within our industry have been rationalizing and consolidating our supply base. In addition, due to the turbulence in the automotive industry, several suppliers have initiated bankruptcy proceedings or ceased operations. As a result, there is greater dependence on fewer sources of supply for certain components and materials, which could increase the possibility of a supply shortage of any particular component. If any of our customers experience a material supply shortage, either directly or as a result of a supply shortage at another supplier, that customer may halt or limit the purchase of our products. Similarly, if we or one of our own suppliers experience a supply shortage we may become unable to produce the affected products if we cannot procure the components from another source. Such production interruptions could impede a ramp-up in vehicle production and could have a material adverse effect on our business, results of operations and financial condition.

We consider the production capacities and financial condition of suppliers in our selection process, and expect that they will meet our delivery requirements. However, there can be no assurance that strong demand, capacity limitations, shortages of raw materials or other problems will not result in any shortages or delays in the supply of components to us.

A further material contraction in automotive sales and production could have a material adverse effect on our results of operations and liquidity as well as on the viability of our supply base.

Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues, including fuel costs, employment levels and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. Declines in automotive sales and production in the second half of 2008 and into 2009 lead to our focused efforts, which are ongoing, to restructure our business and take other actions in order to reduce costs. There is no assurance that our actions to date will be sustainable over the long term or will be sufficient if there is further decline. In addition, if lower levels of sales and production are forecasted, non-

cash impairment charges could result as the value of certain long-lived assets is reduced. As a result, our financial condition and results of operations could be adversely affected by further declines in vehicle production. Production levels in Europe and North America most notably affect us given our concentration of sales in those regions, which accounted for 58% and 25%, respectively, of our 2009 sales.

Our liquidity could be adversely impacted if our suppliers were to reduce normal trade credit terms as the result of any decline in our financial condition. Likewise, our liquidity could also be adversely impacted if our customers were to extend their normal payment terms, whether or not permitted under our contracts. If either of these situations occurs, we may need to rely on other sources of funding to bridge the additional gap between the time we pay our suppliers and the time we receive corresponding payments from our customers.

As a result of the above factors, further material contraction in automotive sales and production could have a material adverse effect on our results of operations and liquidity. In addition, our suppliers would also be subject to many of the same consequences which could adversely impact their results of operations and liquidity. If a supplier’s viability was challenged, it could impact the supplier’s ability to perform as we expect and consequently our ability to meet our own commitments.

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

Although commodity pressures abated somewhat during 2009, the cost of most of the commodities we use in our business, such as ferrous metals, base metals, resins, yarns, energy costs and other petroleum-based products, has generally increased over the past few years. Further, as production increases, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. These pressures put significant operational and financial burdens on us and our suppliers. It is usually difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases and, even if passed through to some extent, the recovery is typically on a delayed basis. Furthermore, our suppliers may not be able to handle the commodity cost increases and continue to perform as we expect. The unstable condition of some of our suppliers or their failure to perform has caused us to incur additional costs which negatively impacted certain of our businesses in 2009. The continuation or worsening of these industry conditions, together with the overall condition of our supply base, may lead to further delivery delays, additional costs, production issues or delivery of non-conforming products by our suppliers in the future, which may have a negative impact on our results of operations and financial condition.

Our business would be materially and adversely affected if we lost any of our largest customers.

For the year ended December 31, 2009, sales to our three largest customers on a worldwide basis were approximately 46% of our total sales. Although business with each customer is typically split among numerous contracts, if we lost a major customer or that customer significantly reduced its purchases of our products, there could be a material adverse affect on our business, results of operations and financial condition.

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

Laws and regulations governing environmental and occupational safety and health are complicated, change frequently and have tended to become stricter over time. As a manufacturing company, we and our operations are subject to these laws and regulations both inside and outside the United States. We may not be in complete compliance with such laws and regulations at all times, and violations of these requirements could result in fines or sanctions, obligations to investigate or remediate contamination, third party property damage or personal injury claims, or modification or revocation of our operating permits. As an owner and operator, we could also be responsible under some laws for responding to contamination detected at any of our operating sites or at third party sites to which our wastes were sent for disposal, regardless of whether we caused the contamination, or the legality of the original activity. Our costs or liabilities relating to these matters may be more than the amount we have reserved and the difference may be material. Regarding Superfund sites, where we and either Chrysler or GM are both potentially responsible parties, our costs or liabilities may increase because of the discharge of certain claims in the Chapter 11 bankruptcy proceedings of Chrysler and GM. We have spent (and in the future will spend) money to comply with environmental requirements, which expenditures could be significant in order to comply with evolving environmental, health and safety laws that may be adopted in the future. In addition, certain of our subsidiaries are subject to pending litigation raising various environmental and health and safety claims, including certain asbestos-related claims. While our annual costs to defend and settle these claims in the past have not been material, we cannot provide assurance that this will remain so in the future.

Our available cash and access to additional capital may be limited by our substantial debt.

We are a non-investment grade company with a significant level of debt. This amount of debt may limit our ability to obtain additional financing for our business. In addition, we need to devote substantial cash to the payment of interest on our debt, which means that cash may not be used for our other business needs. We may be more vulnerable to economic or industry downturns and to rising interest rates than a company with less debt.

Strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations could materially impact our results of operations.

In 2009, approximately 80% of our sales originated outside the United States. We translate sales and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. This translation is based on average exchange rates during a reporting period. During times of a strengthening U.S. dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

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

A significant number of our employees participate in defined benefit pension plans or retirement/termination indemnity plans. We also sponsor other postretirement employee benefit (“OPEB”) in the United States, Canada and the United Kingdom. The obligations and expense recognized in our financial statements for these plans is actuarially determined based on certain assumptions which are driven by market conditions. Additionally, these market conditions impact the underlying value of the assets held by the plans for settlement of these obligations.

The deterioration in the global financial markets has negatively affected our pension liabilities and related investments as of December 31, 2009. Further declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially affect the funded status of these plans and the level and timing of required contributions in 2010 and beyond. Additionally, a further deterioration in the funded status of the plans could significantly increase our pension expense and reduce our profitability.

We fund our OPEB costs on a pay-as-you-go basis; accordingly, the related plans have no assets. We are subject to increased OPEB cash outlays and costs due to increasing health care costs, among other factors. Increases in the expected costs of health care in excess of current assumptions could increase our actuarially determined obligations and our related OPEB expense along with future cash outlays.

We have recorded a significant amount of goodwill and other identifiable intangible assets, which may become impaired in the future.

We have recorded a significant amount of goodwill, which represents the excess of cost over the fair value of the net assets of the business acquired, and other identifiable intangible assets, including trademarks, developed technologies, and customer relationships. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income. As the result of our annual impairment analysis, in connection with our fiscal year ended December 31, 2008, we recorded an impairment charge related to goodwill and customer relationships of $787 million. In the first quarter of 2009, we recorded an impairment charge related to our trademark intangible asset of $30 million. As of December 31, 2009, goodwill and other identifiable intangible assets totaled $2,092 million, or 24% of our total assets. We remain subject to future financial statement risk in the event that goodwill or other identifiable intangible assets become further impaired.

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

Risks inherent in our international operations include: social plans that prohibit or increase the cost of certain restructuring actions; exchange controls; foreign currency exchange rate fluctuations including devaluations; the potential for changes in local economic conditions; restrictive governmental actions such as restrictions on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures; changes in laws and regulations, including the laws and policies of the United States affecting trade and foreign investment; the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems; variations in protection of intellectual property and other legal rights; more expansive legal rights of foreign labor unions; the potential for nationalization of enterprises; and unsettled political conditions and possible terrorist attacks against United States’ or other interests. In addition, there are potential tax inefficiencies in repatriating funds from non-U.S. subsidiaries.

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

Currently an affiliate of Blackstone beneficially owns approximately 39% of our outstanding shares of common stock. As a result, Blackstone has a significant voting block with respect to all matters submitted to our stockholders, including the election of our directors and our decisions to enter into any corporate transaction, and its vote may be difficult to overcome on any transaction that requires the approval of stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Livonia, Michigan. Our operations include numerous research and development, manufacturing, warehousing facilities and offices. We own or lease principal facilities located in 12 states in the United States and in 25 other countries as follows: Austria, Brazil, Canada, China, the Czech Republic, France, Germany, Italy, Japan, Malaysia, Mexico, Poland, Portugal, Romania, Singapore, Slovakia, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Tunisia, Turkey, and the United Kingdom. Approximately 53% of our principal facilities are used by the Chassis Systems segment, 21% are used by the Occupant Safety Systems segment, 4% are used by the Electronics segment and 22% are used by the Automotive Components segment. Our corporate headquarters are contained within the Chassis Systems segment numbers below. The Company considers its facilities to be adequate for their current uses.

Of the total number of principal facilities operated by us, approximately 61% of such facilities are owned and 39% are leased.

A summary of our principal facilities, by segment, type of facility and geographic region, as of January 31, 2010 is set forth in the following tables. Additionally, where more than one segment utilizes a single facility, that facility is categorized by the purposes for which it is primarily used.

Chassis Systems

Principal Use of Facility	North America	Europe	Asia Pacific(2)	Other(2)	Total

Research and Development	3	4	2	1	10
Manufacturing(1)	21	27	11	4	63
Warehouse	3	5	1	1	10
Office	2	5	6	—	13

Total number of facilities	29	41	20	6	96

Occupant Safety Systems

Principal Use of Facility	North America	Europe	Asia Pacific(2)	Other(2)	Total

Research and Development	2	3	—	—	5
Manufacturing(1)	5	19	—	1	25
Warehouse	2	4	—	—	6
Office	1	2	—	—	3

Total number of facilities	10	28	—	1	39

Electronics

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total

Research and Development	1	—	—	—	1
Manufacturing(1)	2	4	1	—	7

Total number of facilities	3	4	1	—	8

Automotive Components

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total

Research and Development	1	—	—	—	1
Manufacturing(1)	7	20	9	3	39
Office	1	—	—	—	1

Total number of facilities	9	20	9	3	41

(1)	Although primarily classified as Manufacturing locations, several sites maintain a large Research and Development presence located within the same facility.

(2)	For management reporting purposes Chassis Systems — Asia Pacific and Other contain several primarily Occupant Safety Systems facilities including Research and Development Technical Centers and Manufacturing locations.

ITEM 3.	LEGAL PROCEEDINGS

The information concerning various claims, lawsuits and administrative proceedings contained in Note 20 of our consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data” is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2009, no matters were submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “TRW”. As of February 17, 2010, we had 117,899,661 shares of common stock, $0.01 par value, outstanding (117,904,329 shares issued less 4,668 shares held as treasury stock) and 117 holders of record of such common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

The tables below show the high and low sales prices for our common stock as reported by the New York Stock Exchange for each of our fiscal quarters in 2009 and 2008.

	Price Range of Common Stock
Year Ended December 31, 2009	High	Low

4th Quarter	$25.52	$14.87
3rd Quarter	$20.94	$10.91
2nd Quarter	$12.20	$4.86
1st Quarter	$5.18	$1.38

	Price Range of Common Stock
Year Ended December 31, 2008	High	Low

4th Quarter	$16.79	$2.06
3rd Quarter	$21.85	$15.44
2nd Quarter	$29.56	$18.45
1st Quarter	$25.48	$18.35

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

Dividend Policy

We do not currently pay any cash dividends on our common stock, and instead intend to retain any earnings for debt repayment, future operations and expansion. The amounts available to us to pay cash dividends are restricted by our debt agreements. Under TRW Automotive’s senior credit facilities, we have a limited ability to pay dividends on our common stock pursuant to a formula based on our consolidated net income after July 4, 2009 and our leverage ratio as specified in our amended and restated credit agreement. Certain of the indentures governing our outstanding notes also limit our ability to pay dividends. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2009.

	Number of			Number of Securities
	Securities to be	Weighted-Average		Remaining
	Issued Upon Exercise	Exercise Price		Available for
	of Outstanding	of Outstanding		Future Issuance
	Options, Warrants	Options, Warrants		Under Equity
Plan Category	and Rights	and Rights		Compensation Plans(1)

Equity compensation plans approved by security holders(2)	8,879,980	$19.86	(3)	6,014,788
Equity compensation plans not approved by security holders	N/A	N/A		N/A

Total	8,879,980	$19.86		6,014,788

(1)	Excludes securities reflected in the first column, “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.” During 2009, an additional 4,500,000 shares were approved for issuance under the Amended & Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (the “Plan”). These securities are included in this column.

(2)	The Plan was approved by our stockholders prior to our initial public offering.

(3)	Represents the weighted average exercise price of the 7,818,820 outstanding stock options as of December 31, 2009. The remaining securities outstanding as of December 31, 2009 represent 1,061,160 restricted stock units which have no exercise price and have been excluded from the calculation of the weighted average exercise price above.

Stock Performance Graph

The graph below provides an indicator of our cumulative total stockholder return as compared with Standard & Poor’s 500 Stock Index and the Standard & Poor’s Supercomposite Auto Parts & Equipment Index based on currently available data. The graph assumes an initial investment of $100 on December 31, 2004 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2009.

Comparison of 5 Year Cumulative Total Return

	Ticker	12/31/04	12/30/05(1)	12/29/06(1)	12/31/07	12/31/08	12/31/09
TRW Automotive	TRW	$100.00	$127.29	$124.98	$100.97	$17.39	$115.36
S&P 500	SPX	$100.00	$104.83	$120.91	$127.33	$83.04	$102.37
S&P Supercomposite Auto Parts & Equipment Index	S15AUTP	$100.00	$79.96	$83.78	$101.13	$50.12	$74.56

(1)	Represents the last trading day of the year.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included under “Item 8 — Financial Statements and Supplementary Data” below.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In millions, except per share amounts)

Statements of Operations Data:
Sales	$11,614	$14,995	$14,702	$13,144	$12,643
Net earnings (losses)	73	(764)	109	189	211
Net earnings (losses) attributable to TRW	$55	$(779)	$90	$176	$204
Earnings (Losses) Per Share:
Basic earnings (losses) per share:
Earnings (losses) per share	$0.51	$(7.71)	$0.90	$1.76	$2.06
Weighted average shares	107.8	101.1	99.8	100.0	99.1
Diluted earnings (losses) per share:
Earnings (losses) per share	$0.51	$(7.71)	$0.88	$1.71	$1.99
Weighted average shares	108.7	101.1	102.8	103.1	102.3

	As of December 31,
	2009	2008	2007	2006	2005
		(Dollars in millions)

Balance sheet data:
Total assets	$8,732	$9,272	$12,290	$11,133	$10,230
Total liabilities	7,423	8,004	8,964	8,627	8,916
Total debt (including short-term debt and current portion of long-term debt)	2,371	2,922	3,244	3,032	3,236

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our Business

We are among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers, or OEMs, and related aftermarkets. Our operations primarily encompass the design, manufacture and sale of active and passive safety related products, which often includes the integration of electronics components and systems. During the first quarter of 2009, due to the increasing importance and focus on the use of electronics in vehicle safety systems, we began to manage and report on our Electronics business separately from our other reporting segments. Accordingly, we now operate our business along four segments: Chassis Systems, Occupant Safety Systems, Electronics and Automotive Components.

We are primarily a “Tier 1” supplier, with over 85% of our end-customer sales in 2009 made to major OEMs. Of our 2009 sales, approximately 58% were in Europe, 25% were in North America, 12% were in Asia, and 5% were in the rest of the world.

Financial Results

For the year ended December 31, 2009:

•	Our net sales were $11.6 billion, which represents a decrease of 23% from the prior year period. The decrease in sales was driven primarily by significantly lower vehicle production volumes worldwide and, to a lesser extent, the negative effects of foreign currency movements.

•	Operating income was $289 million compared to operating losses of $468 million from the prior year period. The improvement in operating results of $757 million was driven primarily by the significantly lower restructuring and asset impairment charges totaling $130 million in 2009 (which included an intangible asset impairment of $30 million), compared to restructuring and asset impairment charges totaling $932 million in the prior year (which included goodwill impairment of $458 million and intangible asset impairments of $329 million). The benefits achieved from our restructuring and cost containment actions were the primary drivers significantly offsetting the impact of lost profit on $3.4 billion lower sales in 2009, resulting in a decrease in operating results of only $45 million compared to the prior year.

•	Net earnings attributable to TRW were $55 million as compared to net losses of $779 million from the prior year. This increase of $834 million was primarily the result of the significant improvement in operating results of $757 million, as described above, along with a decrease in income tax expense of $59 million and a net gain on retirement of debt of $26 million recognized in 2009.

•	We raised $269 million of net proceeds through a registered public offering of common stock.

•	We generated positive operating cash flow of $455 million, while capital expenditures were $201 million. We also reduced our level of debt in 2009 by $551 million.

Recent Trends and Market Conditions

After reaching a trough in the first quarter, the automotive industry began to show signs of a slow recovery during the remainder of 2009. However, despite increasingly positive developments during the course of the year, overall industry conditions in our primary markets continue to be distressed when compared to conditions that existed prior to the start of the economic downturn in the second half of 2008. The primary trends and conditions impacting our business in 2009 include:

General Industry Conditions:

During 2009, overall negative economic conditions, including the fallout from the global financial markets, the continuing high level of unemployment, low consumer confidence and low demand for durable goods, continued to adversely impact the automotive industry. In light of these conditions, governments around the world provided support to the automotive industry through direct aid to vehicle manufacturers and by implementing stimulus programs targeted at the consumer. The positive effects of these programs on vehicle demand began to emerge in the second quarter and continued through the remainder of the year. However, the extent to which the increased demand for automobiles was a pull-forward of future sales remains uncertain. Further, despite the recent positive trends, the industry remains susceptible to ongoing negative global economic conditions, especially as the government programs expire.

Production Levels and Product Mix:

Production levels were at, or near, 30 year lows during the first quarter of 2009, but began to increase during the remainder of the year, to levels where profitability for automotive suppliers is more achievable. While the recent improvement in production levels is encouraging, it is unclear how long this trend will continue. Also, despite this positive trend, we do not expect that production levels in the near term will return to the levels experienced prior to the start of the economic downturn in the second half of 2008.

In Europe, where approximately 58% of our sales originated in 2009, vehicle production continued to decline sharply during the first quarter of 2009, but rebounded to more stable levels during the last three quarters of 2009, primarily as a result of stimulus programs implemented by several European governments (such as scrappage programs, tax incentives and direct financial aid to OEMs). The demand spurred by the various scrappage programs has generally favored smaller, more fuel efficient vehicles, which tend to be less profitable for OEMs and suppliers. Although the overall trends at the end of 2009 were positive, the automotive industry in Europe continues to face difficult challenges as production remains far below recent historical levels. Additionally, as consumer demand in Europe appears to be largely tied to the government stimulus programs, it is anticipated that the recent increase in demand may diminish as the government stimulus programs expire (most notably in Germany, whose scrappage program expired late in 2009).

In North America, where approximately 25% of our sales originated in 2009, the automobile markets also experienced significantly lower demand and production levels compared to the prior year. In response to the negative market conditions, governments in North America also implemented programs to support the automotive industry. These programs were directed toward stimulating consumer demand for automobiles, as well as providing direct financial aid to OEMs and suppliers. The success of these programs became evident in the third quarter of 2009 through the increase in automobile sales and production. In North America, OEMs face additional challenges of matching supply with demand as they are operating with reduced inventory levels and try to react to consumer vehicle preferences. Such preferences tend to be correlated to short-term fluctuations in the price of gasoline, thereby causing production to fluctuate between sport utility vehicles/light trucks and more fuel efficient passenger cars.

OEM and Supplier Restructuring Actions:

Significantly lower global production volumes, tightened liquidity and increased costs of capital have combined to cause severe financial distress among many companies within the automotive industry (including both OEMs and suppliers) and have forced those companies to implement various forms of restructuring actions. During the first half of 2009, several large automotive manufacturers and Tier 1 suppliers utilized the bankruptcy process to restructure their organizations and improve their financial stability and position. It is unclear how the involvement of the U.S. government, which is a significant stakeholder in both Chrysler’s and GM’s newly-formed companies operating outside of bankruptcy, will impact the industry going forward. Also during the second and third quarters, several Tier 1 automotive suppliers filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. These bankruptcies have not had and are not expected to have a significant impact on us. However, since we have many of the same customers, any impact of these bankruptcies on our customers could, in turn, affect us.

In addition, despite recent improvements in industry conditions, concern remains regarding the financial stability of the Tier 2 and Tier 3 supply base due to lingering effects of the downturn in the economy as well as the impact of increasing working capital requirements associated with recent increases in production. In some cases, financial instability of the Tier 2 and Tier 3 supply base poses a risk of supply disruption to us or may require intervention by us to provide financial support in order to avoid supply disruption. We have dedicated resources and systems to closely monitor the viability of our supply base and are constantly evaluating opportunities to mitigate the risk and/or effects of any disruption caused by a supplier.

Inflation and Pricing Pressure:

Overall commodity volatility (both inflationary and deflationary) is an ongoing concern for our business and has been a considerable operational and financial focus for the Company. Further, as production increases, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs; however, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.

Additionally, pressure from our customers to reduce prices is characteristic of the automotive supply industry. Virtually all OEMs have policies of seeking price reductions each year. Historically, we have taken steps to reduce costs and minimize or resist price reductions. However, to the extent our cost reductions are not sufficient to support committed price reductions, our profit margins could be negatively affected.

Foreign Currencies:

During 2009, we experienced a negative impact on our reported earnings in U.S. dollars compared to 2008, resulting from the translation of results denominated in other currencies, mainly the euro. Additionally, operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies. While we employ financial instruments to hedge certain exposures to fluctuations in foreign currency exchange rates, we cannot ensure that these hedging actions will insulate us from currency effects or that they will always be available to us at economically reasonable costs.

Strategic Initiatives in Response to Industry Trends

On an ongoing basis, we evaluate our competitive position in the global automotive supply industry and determine what actions are required to maintain and improve that position. The significant changes in the global automotive industry since the middle of 2008 (such as significantly reduced demand and production, unfavorable shifts in product mix and industry-wide financial distress) have caused us to reevaluate and reconfigure our business to establish a more appropriate cost and capital structure to accommodate lower expected production levels going forward.

Since the beginning of the economic downturn that began in 2008, we have undertaken a number of operational and financial restructuring and cost reduction initiatives to partially mitigate the impact of the industry downturn and higher cost of debt. Such initiatives were focused on (1) reducing costs, which were achieved through a series of headcount reductions (totaling over 11,500 employees worldwide since the beginning of 2008), as well as significant reductions of capital expenditures and other discretionary spending; and (2) improving our capital structure, which was achieved through a combination of cash flows generated from operations, a public equity offering and a series of debt transactions. As a result of these transactions, we were able to reduce our overall debt level, extend maturities in our debt structure, secure significant liquidity through the extension of a portion of our undrawn revolving credit facility and decrease the level of our senior secured debt.

Despite a difficult year, the actions we have taken helped us become profitable and generate positive cash flows at lower levels of production than we have previously experienced. Although we believe that we have established a firm foundation for continued profitability, we continue to evaluate our global footprint to ensure that the Company is properly configured and sized based on changing market conditions. As such, further plant rationalization and global workforce reduction efforts may be warranted.

Our Debt and Capital Structure

During 2009 we completed a series of transactions focused on improving the strength and flexibility of our capital structure. As a result of these transactions, we reduced our debt and extended maturities in our debt structure.

•	During the first half of 2009, we repurchased $57 million in aggregate principal amount of our senior unsecured notes issued in 2007, resulting in a gain on retirement of debt of $41 million, including the write-off of a portion of debt issuance costs and premiums. The repurchased notes were retired upon settlement.

•	In August, we successfully completed a registered public offering of 16.1 million shares of common stock resulting in net proceeds of $269 million.

•	In November, we successfully completed private offerings of $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015, and $250 million in aggregate principal amount of 8.875% senior unsecured notes due 2017, resulting in combined net proceeds of approximately $493 million.

•	In December, we entered into our Seventh Amended and Restated Credit Agreement, dated as of December 21, 2009 (the “Seventh Credit Agreement”), with the lenders party thereto. The Seventh Credit Agreement revised the structure and maturities of our revolving credit facility (including extending $845 million of commitments to November 2014, subject to certain conditions) and provided $400 million in term loan facilities ($225 million due in 2015 and $175 million due in 2016, both subject to certain conditions). Utilizing the proceeds from the new term loan facilities and cash on hand, we repaid the remaining balance of our previously existing senior secured term loans.

In June 2009, we had entered into our Sixth Amended and Restated Credit Agreement (the “Sixth Credit Agreement”), which amended certain provisions of the Fifth Amended and Restated Credit Agreement (the “Prior Agreement”), including the financial covenants, applicable interest rates and commitment fee rates as well as certain other covenants applicable to the Company.

As market conditions warrant, we and our major equity holders, including The Blackstone Group L.P. and its affiliates, may from time to time repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or otherwise.

See “LIQUIDITY AND CAPITAL RESOURCES” below and Note 14 to our consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data” for further information.

Restructuring Charges and Fixed Asset Impairments

During 2009, we recorded restructuring charges and fixed asset impairments of $100 million, of which approximately $26 million related to the closure or planned closure of various facilities, approximately $61 million primarily related to the global workforce reduction initiative that began in 2008 and approximately $13 million related to other fixed asset impairments.

Goodwill and Intangible Assets

We perform annual impairment tests of our goodwill and indefinite-lived intangible assets during the fourth quarter. Based on the analysis performed during the 2009 annual impairment tests, we concluded that neither goodwill nor intangible assets were impaired. The tests performed in 2008, however, resulted in impairments of goodwill of $458 million and intangible assets of $329 million.

During the first quarter of 2009, we identified an indicator of impairment related to one of our trademarks and accordingly performed an impairment test. We determined that one of our trademarks was impaired and recognized a $30 million impairment loss. As stated above, we performed our annual impairment analysis in the fourth quarter of 2009 and concluded that no further impairment of our trademarks existed as of the testing date.

Critical Accounting Estimates

The critical accounting estimates that affect our financial statements and that use judgments and assumptions are listed below. In addition, the likelihood that materially different amounts could be reported under varied conditions and assumptions is noted.

Goodwill.  Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $1,768 million as of December 31, 2009, or 20.2% of our total assets.

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other” (formerly, SFAS No. 142), we perform annual impairment testing at a reporting unit level. To test goodwill for impairment, we estimate the fair value of each reporting unit and compare the fair value to the carrying value. If the carrying value exceeds the fair value, then a possible impairment of goodwill exists and requires further evaluation. Fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Revenue growth rates included in the plans are based on industry specific data. We use external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards over a five-year period. The projected profit margin assumptions included in the plans are based on the current cost structure, anticipated price givebacks and cost reductions/increases. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different and impairment of goodwill might be required to be recorded.

See Note 6 to our consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data” for further information on our annual impairment analysis of goodwill.

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

We test indefinite-lived intangible assets, other than goodwill, for impairment on at least an annual basis, or when events and circumstances indicate that the indefinite-lived intangible assets may be impaired, by comparing the fair values to the carrying values. If the carrying value exceeds the fair value, the asset is written down to its fair value. Fair value is determined utilizing the relief from royalty method, which is based on projected cash flows, discounted at a risk-adjusted rate of return.

See Notes 6 and 15 to our consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data” for further information on our annual impairment analysis of intangibles and our evaluation of long-lived assets for impairment, respectively.

Product Recalls.  We are at risk for product recall costs. Recall costs are costs incurred when the customer or we decide to recall a product through a formal campaign, soliciting the return of specific products due to a known or suspected safety concern. In addition, NHTSA has the authority, under certain circumstances, to require recalls to remedy safety concerns. Product recall costs typically include the cost of the product being replaced, customer cost of the recall and labor to remove and replace the defective part.

Recall costs are recorded based on management estimates developed utilizing actuarially established loss projections based on historical claims data. Based on this actuarial estimation methodology, we accrue for expected but unannounced recalls when revenues are recognized upon shipment of product. In addition, as recalls are announced, we review the actuarial estimation methodology and make appropriate adjustments to the accrual, if necessary.

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

Pensions.  We account for our defined benefit pension plans in accordance with ASC 715 “Compensation — Retirement Benefits” (formerly, SFAS No. 87), which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination involves the selection of various assumptions, including an expected rate of return on plan assets and a discount rate.

A key assumption in determining our net pension expense in accordance with ASC 715 is the expected long-term rate of return on plan assets. The expected return on plan assets that is included in pension expense is determined by applying the expected long-term rate of return on assets to a calculated market-related value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. Asset gains and losses will be amortized over five years in determining the market-related value of assets used to calculate the expected return component of pension income. We review our long-term rate of return assumptions annually through comparison of our historical actual rates of return with our expectations, and consultation with our actuaries and investment advisors regarding their expectations for future returns. While we believe our assumptions of future returns are reasonable and appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future pension expense. The weighted average expected long-term rate of return on assets used to determine net periodic benefit cost was 6.97% for each of the years 2009 and 2008 as compared to 6.96% for 2007.

Another key assumption in determining our net pension expense is the assumed discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the highest ratings given by a recognized ratings agency, and that have cash flows similar to those of the underlying benefit obligation. The weighted average discount rate used to calculate the benefit obligations as of December 31, 2009 was 5.73% as compared to 6.42% as of December 31, 2008. The weighted average discount rate used to determine net periodic benefit cost for 2009 was 6.42% as compared to 5.74% for 2008 and 5.08% for 2007.

The Company adopted the measurement date provisions of ASC 715 (formerly, SFAS No. 158), effective January 1, 2008 using the one-measurement approach. As a result, the Company changed the measurement date for its pension and other postretirement plans from October 31 to its year end date of December 31. Under the one-measurement approach, net periodic benefit cost of the Company for the period between October 31, 2007 and December 31, 2008 was allocated proportionately between amounts recognized as an adjustment of retained earnings at January 1, 2008, and net periodic benefit cost for the year ended December 31, 2008. The Company recorded an adjustment, which increased retained earnings by approximately $3 million, net of tax, in relation to this allocation.

Based on our assumptions as of December 31, 2009, the measurement date, a change in these assumptions, holding all other assumptions constant, would have the following effect on our pension costs and obligations on an annual basis:

	Impact on Net Periodic Benefit Cost
	Increase			Decrease
			All			All
	U.S.	U.K.	Other	U.S.	U.K.	Other
	(Dollars in millions)

.25% change in discount rate	$—	$2	$(1)	$—	$(2)	$2
.25% change in expected long-term rate of return	(2)	(13)	(1)	2	13	1

Impact on Obligations
	Increase			Decrease
			All			All
	U.S.	U.K.	Other	U.S.	U.K.	Other
(Dollars in millions)

.25% change in discount rate	$(35)	$(154)	$(25)	$39	$160	$26

ASC 715 and the policies we have used (most notably the use of a calculated value of plan assets for pensions as described above) generally reduce the volatility of pension expense that would otherwise result from changes in the value of the pension plan assets and pension liability discount rates. A substantial portion of our pension benefits relate to our plans in the United States and the United Kingdom.

Our 2010 pension income is estimated to be approximately $13 million in the U.S. and $79 million in the U.K., while our pension expense is estimated to be approximately $41 million for the rest of the world (based on December 31, 2009 exchange rates). During 2009, certain amendments reducing future benefits for nonunion employees were adopted that will reduce future service costs. During 2010, we expect to contribute approximately $28 million to our U.S. pension plans, approximately $24 million to the U.K. pension plan and approximately $39 million to pension plans in the rest of the world.

The U.K. pension plan undergoes triennial actuarial funding valuations. The plan was in a surplus position for funding purposes as of the date of the last triennial valuation. The next actuarial funding valuation is currently in process and due to be finalized by the middle of 2010. Given the recent declines in global financial markets, the funding valuation is likely to result in an overall deficit as of that date. This may result in the need for the Company to enter into discussions on a deficit recovery plan with the plan fiduciaries/trustees, with the potential for the Company to be required to commence contributions to the plan. Such discussions, including the finalization of a deficit recovery plan would need to be concluded no later than June 30, 2010. In the finalization process, allowances could be made for any changes or recoveries in asset values over the 15-month period following March 31, 2009, as well as future expected investment returns over the full length of the agreed upon recovery plan. Should Company contributions be required, the fiduciaries/trustees would likely consider the affordability of such contributions to the U.K. business and could make appropriate allowances for this in the formal deficit recovery plan. The Company has provisionally agreed with the trustees to contribute $24 million to the U.K. pension plan in 2010; however, the ultimate amount of such contribution is dependant upon the finalization of the aforementioned recovery plan.

Other Postretirement Benefits.  We account for our OPEB in accordance with ASC 715 (formerly, SFAS No. 106) which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination involves the selection of various assumptions, including a discount rate and health care cost trend rates used to value benefit obligations. The discount rate reflects the current rate at which the OPEB liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the highest ratings given by a recognized ratings agency and that have cash flows similar to those of the underlying benefit obligation. We develop our estimate of the health care cost trend rates used to value the benefit obligation through review of our recent health care cost trend experience and through discussions with our actuary regarding the experience of similar companies. Changes in the assumed discount rate or health care cost trend rate can have a significant impact on our actuarially determined liability and related OPEB expense.

The following are the significant assumptions used in the measurement of the accumulated projected benefit obligation (“APBO”) as of the measurement date for each year:

	2009		2008
		Rest of		Rest of
	U.S.	World	U.S.	World

Discount rate	6.00%	5.75%	6.25%	6.50%
Initial health care cost trend rate at end of year	8.00%	8.00%	8.50%	8.50%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2018	2015	2015	2015

Based on our assumptions as of December 31, 2009, the measurement date, a change in these assumptions, holding all other assumptions constant, would have the following effect on our OPEB expense and obligation on an annual basis:

	Impact on Net
	Postretirement Benefit Cost
	Increase	Decrease
	(Dollars in millions)

.25% change in discount rate	$—	$—
1% change in assumed health care cost trend rate	$3	$(3)

	Impact on Obligation
	Increase	Decrease
	(Dollars in millions)

.25% change in discount rate	$(12)	$12
1% change in assumed health care cost trend rate	$48	$(42)

Our 2010 OPEB expense is estimated to be approximately $6 million (based on December 31, 2009 exchange rates), and includes the effects of the adoption of certain 2009, 2008 and 2007 amendments which reduce future benefits for participants. We fund our OPEB obligation on a pay-as-you-go basis. In 2010, we expect to contribute approximately $44 million to our OPEB plans.

RESULTS OF OPERATIONS

The following consolidated statements of operations compare the results of operations for the years ended December 31, 2009, 2008 and 2007.

TOTAL COMPANY RESULTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Variance
	2009	2008	Increase (Decrease)
	(Dollars in millions)

Sales	$11,614	$14,995	$(3,381)
Cost of sales	10,708	13,977	(3,269)

Gross profit	906	1,018	(112)
Administrative and selling expenses	484	523	(39)
Amortization of intangible assets	21	31	(10)
Restructuring charges and fixed asset impairments	100	145	(45)
Goodwill impairments	—	458	(458)
Intangible asset impairments	30	329	(299)
Other income — net	(18)	—	(18)

Operating income (losses)	289	(468)	757
Interest expense — net	186	182	4
Gain on retirement of debt	(26)	—	(26)
Accounts receivable securitization costs	4	2	2
Equity in earnings of affiliates, net of tax	(15)	(14)	(1)

Earnings (losses) before income taxes	140	(638)	778
Income tax expense	67	126	(59)

Net earnings (losses)	73	(764)	837
Less: Net earnings attributable to noncontrolling interest, net of tax	18	15	3

Net earnings (losses) attributable to TRW	$55	$(779)	$834

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Sales for the year ended December 31, 2009 decreased by $3,381 million as compared to the year ended December 31, 2008. The decrease in sales was driven primarily by lower volume and, to a much lesser degree, price reductions provided to customers, which combined totaled $2,511 million. The lower volume was attributed to a decline in light vehicle production volumes in all major geographic regions. Foreign currency exchange also had a net unfavorable impact on sales of $870 million due to the relative strength of the dollar against other currencies (most notably the euro).

Gross profit for the year ended December 31, 2009 decreased by $112 million as compared to the year ended December 31, 2008. The decrease in gross profit was driven primarily by lower volume and adverse mix, together which totaled $698 million, and the net unfavorable impact of foreign currency exchange of $110 million. Also contributing to the decrease in gross profit were higher warranty expense of $29 million and the non-recurrence of net insurance recoveries of $17 million related to a business disruption at our brake line production facility in South America in the prior year. These unfavorable variances were partially offset by cost reductions (in excess of inflation and price reductions provided to customers) of $626 million, which includes the benefit of recently enacted restructuring and downturn management actions. Also offsetting the decrease in gross profit was lower pension and postretirement benefit expense of $82 million which includes an increase of $11 million of net settlement and buyout gains. Further mitigating the decrease in gross profit were the favorable impact of certain customer related settlements of $17 million, contractual settlements related to a recent acquisition of $8 million and the reversal of accruals related to certain benefit programs at several of our European facilities of $6 million. Gross profit as a percentage of sales for the year ended December 31, 2009 was 7.8% compared to 6.8% for the year ended December 31, 2008.

Administrative and selling expenses for the year ended December 31, 2009 decreased by $39 million as compared to the year ended December 31, 2008. The decrease was driven primarily by cost reductions in excess of inflation and other costs, which in total net to $26 million, and the favorable impact of foreign currency exchange of $19 million. These items were partially offset by an increase in pension and postretirement benefit expense of $7 million primarily driven by lower net settlement and buyout gains of $4 million. Administrative and selling expenses as a percentage of sales for the year ended December 31, 2009 were 4.2% as compared to 3.5% for the year ended December 31, 2008.

Restructuring charges and fixed asset impairments decreased by $45 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Net fixed asset impairments decreased by $70 million, as general economic and industry conditions improved in 2009 compared to 2008. This decrease was offset by an increase in severance and other charges of $23 million and decrease in net curtailment gains of $2 million.

Goodwill impairments were $458 million for the year ended December 31, 2008. On October 31, 2008, the Company recognized full impairment of goodwill in the three reporting units within its Automotive Components segment. No similar charges were required in 2009.

Intangible asset impairments decreased by $299 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. During the first quarter of 2009, the Company recorded an impairment loss on its trademark of $30 million. During the fourth quarter of 2008, the Company recorded impairment charges of $329 million as a result of testing the recoverability of our customer relationships.

Other income — net improved by $18 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This was primarily due to a reduction in foreign currency exchange losses of $26 million and an increase in royalty and grant income of $5 million. These positive variances were partially offset by a decrease in miscellaneous other income of $9 million, an unfavorable change in net provision for bad debts of $3 million, and a decrease in net gain on sales of assets of $1 million.

Interest expense — net increased by $4 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily as the result of lower interest income and higher borrowing margins under the Sixth Credit Agreement, which became effective on June 24, 2009, largely offset by lower interest rates on the Company’s variable rate debt.

Gain on retirement of debt was $26 million for the year ended December 31, 2009. We repurchased $57 million in principal amount of our senior unsecured notes issued in 2007 and recorded a gain on retirement of debt of $41 million, offset by $6 million of debt issuance costs written off relating to entering into the Company’s Sixth Credit Agreement. In addition, as a result of the full repayment of the term loan A-1 and term loan B-1, the

Company recorded a loss on retirement of debt of approximately $9 million relating to the write-off of debt issuance costs.

Income tax expense for the year ended December 31, 2009 was $67 million on pre-tax earnings of $140 million as compared to income tax expense of $126 million on a pre-tax loss of $638 million for the year ended December 31, 2008. Income tax expense for the year ended December 31, 2009 includes a charge of $33 million resulting from changes in determinations relating to the potential realization of deferred tax assets in certain foreign subsidiaries. Income tax expense for the year ended December 31, 2008 includes a net charge of approximately $15 million resulting from changes in determinations relating to the potential realization of deferred tax assets in certain foreign subsidiaries. The income tax rate varies from the United States statutory income tax rate due primarily to the items noted above, and the impact of results in the United States and certain foreign jurisdictions, without recognition of a corresponding income tax benefit or expense, partially offset by favorable foreign tax rates, holidays, and credits.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Variance
	2008	2007	Increase (Decrease)
	(Dollars in millions)

Sales	$14,995	$14,702	$293
Cost of sales	13,977	13,494	483

Gross profit	1,018	1,208	(190)
Administrative and selling expenses	523	537	(14)
Amortization of intangible assets	31	36	(5)
Restructuring charges and fixed asset impairments	145	51	94
Goodwill impairments	458	—	458
Intangible asset impairments	329	—	329
Other income — net	—	(40)	40

Operating income (losses)	(468)	624	(1,092)
Interest expense — net	182	228	(46)
Loss on retirement of debt	—	155	(155)
Accounts receivable securitization costs	2	5	(3)
Equity in earnings of affiliates, net of tax	(14)	(28)	14

Earnings (losses) before income taxes	(638)	264	(902)
Income tax expense	126	155	(29)

Net earnings (losses)	(764)	109	(873)
Less: Net earnings attributable to noncontrolling interest, net of tax	15	19	(4)

Net earnings (losses) attributable to TRW	$(779)	$90	$(869)

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Sales for the year ended December 31, 2008 increased by $293 million as compared to the year ended December 31, 2007. Foreign currency exchange had a $730 million net favorable effect on sales due to the relative weakness of the dollar against other currencies (most notably the euro). This was partially offset by lower volume and price reductions provided to customers, together which totaled $437 million. Increased module sales in 2008 were more than offset by lower sales of core products in both North America and Europe resulting from reduced light vehicle production volumes.

Gross profit for the year ended December 31, 2008 decreased by $190 million as compared to the year ended December 31, 2007. The decrease was driven primarily by lower volume and adverse mix in excess of favorable supplier resolutions that occurred in the prior year, together which net to $281 million. Also contributing to the decline in gross profit were higher engineering expenses, coupled with lower recoveries, totaling $27 million and the net unfavorable impact of foreign currency exchange of $20 million. These unfavorable items were partially offset by cost reductions (in excess of inflation and price reductions provided to customers) and the non-recurrence of certain 2007 product-related settlements, together which totaled $82 million. Net insurance recoveries in 2008 of $17 million related to a business disruption at our brake line production facility in South America and the non-recurrence of associated costs (net of insurance recoveries) which negatively impacted 2007 by $6 million also offset the decrease in gross profit, as did a reduction in pension and postretirement benefit expense of $18 million and lower warranty costs of $14 million. Gross profit as a percentage of sales for the year ended December 31, 2008 was 6.8% compared to 8.2% for the year ended December 31, 2007.

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

Goodwill impairments were $458 million for the year ended December 31, 2008. On October 31, 2008, the Company performed its annual impairment analysis of goodwill, which resulted in the full impairment of goodwill in the three reporting units within its Automotive Components segment.

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

Interest expense — net decreased by $46 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily as a result of lower interest rates on variable rate debt and lower interest rates on the senior unsecured notes issued in 2007 compared to the previously outstanding senior unsecured notes issued in 2003.

Loss on retirement of debt was $155 million for the year ended December 31, 2007. During the year ended December 31, 2007, the Company recognized a loss of $148 million in association with payments to note holders who tendered their senior unsecured notes issued in 2003. In addition, in conjunction with the May 9, 2007 refinancing, the Company recognized a loss of $7 million related to the write off of debt issuance costs associated with the former senior secured credit facilities.

Income tax expense for the year ended December 31, 2008 was $126 million on a pre-tax loss of $638 million as compared to income tax expense of $155 million on pre-tax earnings of $264 million for the year ended December 31, 2007. Income tax expense for the year ended December 31, 2008 includes a net one time charge of approximately $15 million resulting from changes in determinations relating to the potential realization of deferred tax assets in certain foreign subsidiaries. Income tax expense for the year ended December 31, 2007 includes no tax benefit related to the $155 million loss on retirement of debt due to the Company’s valuation allowance position in the United States. The income tax rate varies from the United States statutory income tax rate due primarily to the items noted above, and the impact of losses in the United States and certain foreign jurisdictions, without recognition of a corresponding income tax benefit, partially offset by favorable foreign tax rates, holidays, and credits.

SEGMENT RESULTS OF OPERATIONS

The following tables reconcile segment sales and earnings before taxes to consolidated sales and earnings before taxes for 2009, 2008, and 2007. See Note 21 to our consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data” for a description of segment earnings before taxes for the periods presented.

Sales, Including Intersegment Sales

	Years Ended December 31,
				2009 vs. 2008	2008 vs. 2007
	2009	2008	2007	Variance	Variance
	(Dollars in millions)

Chassis Systems	$6,856	$8,545	$7,803	$(1,689)	$742
Occupant Safety Systems	2,922	3,823	4,021	(901)	(198)
Electronics	864	1,184	1,295	(320)	(111)
Automotive Components	1,341	1,889	2,035	(548)	(146)
Intersegment eliminations	(369)	(446)	(452)	77	6

Sales	$11,614	$14,995	$14,702	$(3,381)	$293

Earnings (Losses) Before Taxes

	Years Ended December 31,
				2009 vs. 2008	2008 vs. 2007
	2009	2008	2007	Variance	Variance
	(Dollars in millions)

Chassis Systems	$211	$144	$232	$67	$(88)
Occupant Safety Systems	138	(42)	329	180	(371)
Electronics	47	111	168	(64)	(57)
Automotive Components	(56)	(592)	82	536	(674)

Segment earnings (losses) before taxes	340	(379)	811	719	(1,190)
Corporate expense and other	(54)	(90)	(178)	36	88
Financing costs	(190)	(184)	(233)	(6)	49
Gain (loss) on retirement of debt — net	26	—	(155)	26	155
Net earnings attributable to noncontrolling interest, net of tax	18	15	19	3	(4)

Earnings (losses) before income taxes	$140	$(638)	$264	$778	$(902)

Restructuring Charges and Asset Impairments Included in Earnings (Losses) Before Taxes

	Years Ended December 31,
				2009 vs. 2008	2008 vs. 2007
	2009	2008	2007	Variance	Variance
	(Dollars in millions)

Chassis Systems	$59	$89	$30	$(30)	$59
Occupant Safety Systems	19	217	4	(198)	213
Electronics	4	4	—	—	4
Automotive Components	21	621	17	(600)	604
Corporate	27	1	—	26	1

Restructuring charges and asset impairments	$130	$932	$51	$(802)	$881

CHASSIS SYSTEMS

For the year ended December 31, 2009 and December 31, 2008:

Sales, including intersegment sales decreased $1,689 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease in sales was driven primarily by lower volume and, to a much lesser degree, price reductions provided to customers, which combined totaled $1,246 million. The lower volume was attributed to a decline in light vehicle production volumes in all major geographic regions. Foreign currency exchange also had a net unfavorable impact on sales of $443 million.

Earnings (losses) before taxes increased by $67 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase in earnings was driven primarily by cost reductions (in excess of inflation and price reductions provided to customers) of $303 million, decreased restructuring and impairment costs of $30 million, lower pension and postretirement benefit expense of $16 million (which includes an increase of $9 million of net settlement and buyout gains) as well as the favorable impact of certain customer related settlements of $12 million and contractual settlements related to a recent acquisition of $8 million. Also contributing to the increase in earnings was a customer reimbursement of $5 million for costs incurred as a result of the premature closure of an operating facility. These items were partially offset by lower volume and adverse mix which totaled $240 million, the net unfavorable impact of foreign currency exchange of $27 million, increased warranty expense of $26 million and the non-recurrence of net insurance recoveries of $17 million related to a business disruption at our brake line production facility in South America in the prior period.

Restructuring charges and asset impairments decreased by $30 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was driven primarily by a decrease in fixed asset impairments of $55 million. Of this amount, $16 million of fixed asset impairments related to restructuring were due to plant closures in this segment’s North American braking facilities and $39 million related to other fixed asset impairments of internally used software, certain machinery and equipment, and buildings and leasehold improvements. This decrease was offset by a net increase in severance, retention, outplacement services and net curtailment gains of $25 million related to the workforce reduction initiatives that began in the fourth quarter of 2008.

For the year ended December 31, 2008 and December 31, 2007:

Sales, including intersegment sales increased $742 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase was driven primarily by the favorable impact of foreign currency exchange of $431 million and increased volume (including net favorable price recoveries from customers) of $311 million. The higher volume is attributed primarily to increased module sales in North America and Asia.

Earnings (losses) before taxes decreased by $88 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was driven mainly by adverse mix in excess of favorable volume of $60 million, which is primarily related to the increase in sales of lower margin modules. Also contributing to the decrease in earnings are increased restructuring and impairment costs of $59 million, the net unfavorable impact of foreign currency exchange of $28 million and higher engineering expense of $6 million. These unfavorable items were partially offset by cost reductions and net price recoveries from our customers (in excess of inflation) of

$26 million and net insurance recoveries in the current period of $17 million related to a business disruption at our brake line production facility in South America and the non-recurrence of associated costs (net of insurance recoveries) which negatively impacted the prior period by $6 million. Other favorable drivers included lower warranty costs of $14 million and a reduction in pension and postretirement benefit expense of $2 million.

Restructuring charges and asset impairments increased by $59 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. For the year ended December 31, 2008, this segment recorded restructuring charges and asset impairments of $89 million in connection with severance, retention and outplacement services at various production facilities, net of curtailment gains, as well as net fixed asset impairment charges to write down certain machinery and equipment to fair value. For the year ended December 31, 2007, this segment recorded restructuring charges and asset impairments of $30 million in connection with severance and costs related to the consolidation of certain facilities, as well as net asset impairment charges to write down certain assets to fair value.

OCCUPANT SAFETY SYSTEMS

For the year ended December 31, 2009 and December 31, 2008:

Sales, including intersegment sales decreased $901 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease in sales was driven primarily by lower volume and, to a lesser degree, price reductions provided to customers, which combined totaled $661 million and the net unfavorable impact of foreign currency exchange of $240 million.

Earnings (losses) before taxes increased $180 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase in earnings was driven primarily by decreased restructuring and impairment costs of $198 million, and cost reductions (in excess of inflation and price reductions) of $177 million and the beneficial impact of certain customer related settlements and favorable patent dispute resolutions totaling $13 million. Also contributing to the increase in earnings were the reversal of accruals related to certain benefit programs at several of our European facilities which increased earnings by $5 million and lower warranty costs of $4 million. These items were partially offset by lower volume and adverse mix which totaled $203 million, and the net unfavorable impact of foreign currency exchange of $15 million.

Restructuring charges and asset impairments decreased by $198 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. During 2008, this segment recorded an impairment loss of $174 million related to customer relationships, the non-recurrence of which was the primary contributor to the decrease period over period. In addition, a decrease in fixed asset impairments of $16 million along with a net decrease in severance, retention, outplacement services and net curtailment gains of $8 million contributed to the significant overall decrease.

For the year ended December 31, 2008 and December 31, 2007:

Sales, including intersegment sales decreased $198 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was driven primarily by unfavorable volume and price reductions provided to customers of $400 million, partially offset by the favorable impact of foreign currency exchange of $202 million. The decrease in volume is attributed to lower sales in both North America and Europe resulting from reduced light vehicle production volumes.

Earnings (losses) before taxes decreased $371 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was driven primarily by increased restructuring and impairment costs of $213 million and adverse mix combined with lower volume of $98 million. Also contributing to the decrease in earnings were the net unfavorable impact of foreign currency exchange of $36 million, higher engineering expense coupled with lower recoveries totaling $10 million, price reductions and inflation in excess of cost reductions of $9 million and the non-recurrence of a $7 million gain on the sale of an idle facility that occurred in the prior period. These items were partially offset by reduced pension and other postretirement benefit expense of $2 million and lower warranty costs of $1 million.

Restructuring charges and asset impairments increased by $213 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. For the year ended December 31, 2008, this segment recorded restructuring charges and asset impairments of $217 million, primarily in connection with the impairment of customer relationship intangible assets of $174 million and severance and other costs of $17 million associated with the closure of a facility in Europe. Severance and other costs of $11 million, offset by net curtailment gains of $1 million, and an increase in fixed asset impairments of $12 million, also contributed to the $213 million increase in restructuring and impairment costs. For the year ended December 31, 2007, this segment recorded restructuring charges and asset impairments of $4 million in connection with the write down of certain machinery and equipment to fair value.

ELECTRONICS

For the year ended December 31, 2009 and December 31, 2008:

Sales, including intersegment sales decreased by $320 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease in sales was driven primarily by lower volume and, to a much lesser degree, price reductions provided to customers, which combined totaled $263 million, and the net unfavorable impact of foreign currency exchange of $57 million.

Earnings (losses) before taxes decreased by $64 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease in earnings was driven primarily by lower volume and adverse mix which totaled $115 million, the net unfavorable impact of foreign currency exchange of $4 million and increased warranty costs of $4 million. These items were partially offset by cost reductions (in excess of inflation and price reductions) of $58 million.

Restructuring charges and asset impairments were $4 million for both of the years ended December 31, 2009 and 2008. The charges primarily related to severance and other charges and fixed asset impairments not related to restructuring.

For the year ended December 31, 2008 and December 31, 2007:

Sales, including intersegment sales decreased by $111 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was driven primarily by unfavorable volume and price reductions provided to customers of $130 million, partially offset by the favorable impact of foreign currency exchange of $19 million.

Earnings (losses) before taxes decreased by $57 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was driven primarily by lower volume and adverse mix combined with the non-recurrence of favorable supplier resolutions that occurred in the prior year, together which totaled $59 million. Also contributing to the decline in earnings were higher engineering expenses of $6 million, increased restructuring and impairment costs of $4 million and higher warranty costs of $1 million. These unfavorable items were partially offset by cost reductions (in excess of inflation and price reductions provided to customers) of $9 million and the net favorable impact of foreign currency exchange of $3 million.

Restructuring charges and asset impairments for the year ended December 31, 2008 were $4 million in connection with severance, retention and outplacement services at various production facilities, net of $1 million of curtailment gains. Other net fixed asset impairment charges of $1 million were recorded to write down certain machinery and equipment to fair value.

AUTOMOTIVE COMPONENTS

For the year ended December 31, 2009 and December 31, 2008:

Sales, including intersegment sales decreased by $548 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease in sales was driven primarily by lower volume and, to a much lesser degree, price reductions provided to customers, which combined totaled $405 million and the net unfavorable impact of foreign currency exchange of $143 million.

Earnings (losses) before taxes increased by $536 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase in earnings was driven primarily by decreased restructuring and impairment costs of $600 million and cost reductions (in excess of inflation and price reductions) of $104 million. These items were partially offset by lower volume and adverse mix which totaled $139 million and the net unfavorable impact of foreign currency exchange of $29 million.

Restructuring charges and asset impairments decreased by $600 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. During 2008, this segment recorded an impairment loss of $613 million related to goodwill and customer relationships, which primarily contributed to the decrease period over period. This was offset by net increases in severance, retention, outplacement services, and net curtailment gains of $11 million and fixed asset impairments not related to restructuring of $2 million.

For the year ended December 31, 2008 and December 31, 2007:

Sales, including intersegment sales decreased by $146 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was driven primarily by unfavorable volume and price reductions provided to customers of $230 million, partially offset by the favorable impact of foreign currency exchange of $84 million. The decrease in volume is attributed to lower sales of core products in both North America and Europe resulting from reduced light vehicle production volumes.

Earnings (losses) before taxes decreased by $674 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was driven primarily by increased restructuring and impairment costs of $604 million, lower volume and adverse mix which totaled $68 million and the non-recurrence of a $10 million gain on the sale of an Engine Components manufacturing facility which occurred in the prior period. These unfavorable items were partially offset by cost reductions (in excess of inflation and price reductions provided to customers) of $4 million and the net favorable impact of foreign currency exchange of $3 million.

Restructuring charges and asset impairments increased by $604 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. For the year ended December 31, 2008, this segment recorded restructuring charges and asset impairments of $621 million, primarily in connection with the impairment of goodwill of $458 million, customer relationship intangible assets of $155 million, and increased fixed asset impairments of $1 million. This charge was partially offset by a decrease in severance and other costs of $8 million and recording of net curtailment gains of $2 million. For the year ended December 31, 2007, this segment recorded restructuring charges of $17 million.

LIQUIDITY AND CAPITAL RESOURCES

While we still have significant leverage, we believe that funds generated from operations and available borrowing capacity will be adequate to fund our liquidity requirements. These requirements, which are significant, generally consist of working capital requirements, capital expenditures, company-sponsored research and development programs, and debt service requirements. In addition, our current financing plans are intended to provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, industry specific, financial market, competitive, legislative and regulatory factors.

On an annual basis, our primary source of liquidity remains cash flows generated from operations. At various points during the course of the year we may be in an operating cash usage position, which is not unusual given the seasonality of our business. We also have available liquidity under our revolving credit facility and the receivables facility described below, subject to certain conditions. We continuously focus on our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. Although we have historically been successful in managing the timing of our cash flows, future success will be dependent on the financial position of our customers and suppliers, and on industry conditions.

Cash Flows

Operating Activities.  Cash provided by operating activities for the year ended December 31, 2009, was $455 million, as compared to $773 million for the year ended December 31, 2008.

The decrease is primarily the result of an increase in working capital requirements of $445 million, from a cash inflow of $243 million for the year ended December 31, 2008 compared to a cash outflow of $202 million for the year ended December 31, 2009. The increased working capital requirement in 2009, as compared to 2008, was due to higher levels of automotive production in the fourth quarter of 2009, as compared to the fourth quarter of 2008 when many of our customers were shut down for extended periods. The shut downs at the end of 2008 resulted in significantly lower accounts receivable balances as collections occurred without the replenishment from production. Additionally, improvements in 2009 sales led to additional spending on inventories to support our production, which were partially offset by a corresponding increase in payables.

Other items that significantly affected cash flow from operations include:

•	Decreased cash paid for income taxes of $87 million;

•	Decreased cash paid for pension and OPEB benefits of $22 million; and

•	Increased payments for restructuring and severance of $16 million.

Investing Activities.  Cash used in investing activities for the year ended December 31, 2009 was $197 million as compared to $507 million for the year ended December 31, 2008.

For the years ended December 31, 2009 and 2008, we spent $201 million and $482 million, respectively, in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches in 2009 and 2008, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $325 million for such capital expenditures during 2010.

During 2008, we spent approximately $41 million in conjunction with an acquisition in our Chassis Systems segment and approximately $6 million on a joint venture in India to facilitate access to the Indian market and support our global customers. We received proceeds from the sale of various assets of $4 million and $15 million for the years ended December 31, 2009 and 2008, respectively.

Financing Activities.  Cash used in financing activities was $250 million for the year ended December 31, 2009 as compared to $287 million used in financing activities for the year ended December 31, 2008. The usage of cash was primarily the result of the following events:

•	During 2009, we repurchased $57 million in aggregate principal amount of our senior unsecured notes issued in 2007, resulting in a gain on retirement of debt of $41 million;

•	During 2009, we received approximately $269 million of net proceeds from the issuance of common stock, approximately $251 million of net proceeds from the issuance of the exchangeable senior unsecured notes, approximately $242 million of net proceeds from the issuance of the 8.875% senior unsecured notes, and approximately $391 million of net proceeds from the issuance of term loan A-2 and term loan B-3 under the Seventh Credit Agreement. The net proceeds from these financing transactions, together with cash on hand, were used to repay the term loan A-1 and term loan B-1 facilities and to reduce borrowings on our revolving credit facility;

•	We made net cash repayments of $203 million on our revolving credit facility during 2009, compared to net cash repayments of $229 million during 2008; and

•	We made net cash payments of $48 million on short-term debt during 2009, compared to net cash proceeds of $6 million during 2008.

Other Sources of Liquidity

Liquidity Facilities.  We intend to draw down on, and use proceeds from, our revolving credit facility and our European accounts receivables facility (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of December 31, 2009, we had approximately $1.2 billion of availability under our revolving credit facility, which reflects no outstanding borrowings and reduced availability as a result of $58 million in outstanding letters of credit and bank guarantees. Lehman Commercial Paper Inc. (“LCP”) has a $48 million unfunded commitment under the revolving credit facility. LCP filed for bankruptcy in October 2008 and has failed to fund their portion of borrowings under the revolving credit facility. The Company believes LCP will likely not perform in the future under the terms of the facility and, therefore, has excluded LCP’s commitment from the description of the revolving credit facility and all references to availability contained in this Report.

Our Seventh Credit Agreement contains certain covenants, including maximum leverage and minimum interest coverage ratios that would impact our ability to borrow on the facility if not met. As of December 31, 2009, the Company was in compliance with these financial covenants.

In March 2009, we, through one of our European subsidiaries, entered into a receivables factoring arrangement in Italy. This €40 million program is renewable annually, if not otherwise terminated. As of December 31, 2009, the Company had factored approximately €5 million of the €36 million available for funding under the program.

At December 31, 2009, we, through one of our European subsidiaries, had a €37.5 million receivables financing arrangement involving a wholly-owned special purpose vehicle which purchased trade receivables from our German affiliates and sold those trade receivables to a German bank. As of December 31, 2009, there were no outstanding borrowings under this facility. This arrangement was terminated on January 6, 2010.

During 2009, an €80 million receivables factoring arrangement in France and a £25 million receivables financing arrangement in the United Kingdom were terminated.

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

On December 31, 2009, our subsidiaries in the Asia Pacific region also had various uncommitted credit facilities totaling approximately $142 million, of which $126 million was available after borrowings of $16 million. We expect that these additional facilities will be drawn on from time to time for normal working capital purposes.

Senior Secured Credit Facilities.  In June 2009, we entered into our Sixth Credit Agreement with the lenders party thereto. The Sixth Credit Agreement amended certain provisions of the prior agreement, including the financial covenants, applicable margins and commitment fee rates as well as certain other covenants applicable to us. The other material terms of the Sixth Credit Agreement were the same as those in our prior agreement.

In December 2009, we entered into the Seventh Credit Agreement with the lenders party thereto. The Seventh Credit Agreement amended certain provisions of the Sixth Credit Agreement, including the interest coverage ratio covenant, applicable margins as well as certain other covenants applicable to the Company. The Seventh Credit Agreement provides for senior secured credit facilities consisting of (i) a revolving credit facility in the amount of $1,256 million, of which $411 million matures May 9, 2012 and $845 million matures November 30, 2014, subject to certain conditions described below, (ii) the $225 million Term Loan A-2, and (iii) the $175 million Term Loan B-3. Net proceeds from the Term Loan A-2 and Term Loan B-3, together with cash on hand were used to repay the remaining balance of the existing term loan A-1 and term loan B-1 and pay fees and expenses associated with the

Seventh Credit Agreement. See “— Senior Secured Credit Facilities” in Note 14 to our consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data” for a description of these facilities.

The Seventh Credit Agreement, like the Sixth Credit Agreement, contains a number of covenants that, among other things, restrict the payment of (i) cash dividends on the common stock of TRW Automotive Holdings Corp. (“TAHC”) pursuant to a formula based on our consolidated net income and leverage ratio, and (ii) dividends or other distributions by TRW Automotive Inc. (“TAI”), subject to specified exceptions. The exceptions include, among others, payments or distributions to enable the Company to enter into certain derivative transactions in relation to TAI’s exchangeable bonds, or in respect of expenses required for TAHC and its wholly-owned subsidiary, TRW Automotive Intermediate Holdings Corp., to maintain their corporate existence, general corporate overhead expenses, tax liabilities and legal and accounting fees. Since TAHC is a holding company without any independent operations, it does not have significant cash obligations and is able to meet its limited cash obligations with payments or distributions from TAI under the exceptions to our debt covenants. See “— Debt Covenants” in Note 14 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for further information on additional debt covenants.

Other Capital Transactions

Senior Note Debt Issuances.  In November 2009, we issued $250 million of 8.875% senior unsecured notes. Net proceeds from the offering were approximately $242 million after deducting debt issuance costs and estimated offering expenses, of which approximately $138 million was used to prepay borrowings under the term loan A-1 and term loan B-1 facilities.

Also in November 2009, we issued $259 million of exchangeable senior unsecured notes. Net proceeds from the offering were approximately $251 million after deducting debt issuance costs and estimated offering expenses, of which approximately $112 million was used to repay borrowings under the term loan A-1 and term loan B-1 facilities.

Equity Transaction.  In August 2009, we issued 16.1 million shares of our common stock in a public offering at $17.50 per share. Net cash proceeds from this issuance, after commissions and related expenses, were approximately $269 million. Of this amount, approximately $87 million was used to prepay a portion of the term loan A-1 and term loan B-1. The remaining proceeds were used to reduce borrowings under the revolving credit facility.

Senior Note Debt Repurchases.  In March and April 2009, we entered into transactions to repurchase senior unsecured notes issued in 2007 totaling $57 million in principal amount. As a result of these transactions, we recorded a gain on retirement of debt of $41 million, including the write-off of a portion of debt issuance costs and premiums. These repurchases were funded from cash on hand.

Contractual Obligations and Commitments

The following table reflects our significant contractual obligations as of December 31, 2009:

	Less Than	One to Three	Three to Five	More Than
	One Year	Years	Years	Five Years		Total
	(Dollars in millions)

Short-term borrowings	$18	$—	$—	$—		$18
Long-term debt obligations	19	28	875	1,390	(c)	2,312
Capital lease obligations	9	17	6	9		41
Operating lease obligations	82	132	94	91		399
Projected interest payment on long-term debt(a)	163	326	307	212		1,008
Transaction and Monitoring Fee Agreement	5	10	10	—	(b)	25	(b)

Total	$296	$513	$1,292	$1,702		$3,803

(a)	Long term debt includes both fixed rate and variable rate obligations. As of December 31, 2009, approximately 18% of our total debt was at variable interest rates. The projected interest payment obligations are based upon fixed rates where appropriate and projected London Interbank Borrowing Rates (LIBOR) obtained from third parties plus applicable margins as of the current balance sheet date for the variable rate portion of the interest payment obligations. The interest payment projection is also based upon debt outstanding at the balance sheet date and the debt being retired at scheduled maturity dates.

(b)	The Transaction and Monitoring Fee Agreement was entered into with Blackstone upon the Acquisition and has a fairly indefinite term. The agreement terminates on the earliest of the date on which (i) Blackstone owns less than 5% of the Company’s outstanding shares, (ii) Blackstone elects to receive a single lump sum payment in lieu of annual payments, or (iii) the Company and Blackstone mutually agree.

(c)	In accordance with ASC 470-20, “Debt”, upon issuance of our exchangeable notes a debt discount was recognized as a decrease in debt and an increase in equity. Accordingly, the fair value and carrying value of long-term fixed rate debt is net of the unamortized discount of $64 million as of December 31, 2009. The debt discount does not affect the actual amount we are required to repay.

We have unrecognized tax benefits amounting to $166 million. However, due to a high degree of uncertainty regarding the timing of such future cash outflows, reasonable estimates cannot be made regarding the period of cash settlement with the applicable taxing authority.

In addition to the obligations discussed above, we sponsor defined benefit pension plans that cover a significant portion of our U.S. employees and certain non-U.S. employees. Prior to 2008, our funding practice provided that annual contributions to the pension plans in the U.S. would be equal to the minimum amounts required by the Employee Retirement Income Security Act (“ERISA”). Commencing in 2008, the Company’s pension plans in the U.S. are funded in conformity with the Pension Protection Act of 2006. Funding for our pension plans in other countries is based upon actuarial recommendations or statutory requirements. In 2010, we expect to contribute approximately $28 million to our U.S. pension plans, approximately $24 million to the U.K. pension plan and approximately $39 million to pension plans in the rest of the world.

The U.K. pension plan undergoes triennial actuarial funding valuations. The plan was in a surplus position for funding purposes as of the date of the last triennial valuation. The next actuarial funding valuation is currently in process and due to be finalized by mid-year 2010. Given the declines in global financial markets preceding that valuation date, the funding valuation is likely to result in an overall deficit as of that date. This may result in the need for the Company to enter into discussions on a deficit recovery plan with the plan fiduciaries/trustees, with the potential for the Company to be required to commence contributions to the plan. Such discussions, including the finalization of a deficit recovery plan would need to be concluded no later than June 30, 2010. In the finalization process, allowances could be made for any changes or recoveries in asset values over the 15-month period following March 31, 2009, as well as future expected investment returns over the full length of the agreed upon recovery plan.

Should Company contributions be required, the fiduciaries/trustees would likely consider the affordability of such contributions to the U.K. business and could make appropriate allowances for this in the formal deficit recovery plan. The Company has provisionally agreed with the trustees to contribute $24 million to the U.K. pension plan in 2010, however, the ultimate amount of such contribution is dependent upon the finalization of the aforementioned recovery plan.

We sponsor OPEB plans that cover the majority of our U.S. and certain non-U.S. retirees and provide for benefits to eligible employees and dependents upon retirement. We are subject to increased OPEB cash costs due to, among other factors, rising health care costs. We fund our OPEB obligations on a pay-as-you-go basis. In 2010, we expect to contribute approximately $44 million to our OPEB plans.

We also have liabilities recorded for various environmental matters. As of December 31, 2009, we had reserves for environmental matters of $52 million. We expect to pay approximately $11 million in 2010 in relation to these matters.

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

See Note 8 to our consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data” for a discussion of our receivables facilities.

Environmental Matters

Governmental requirements relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had, and will continue to have, an effect on our operations and us. We have made and continue to make expenditures for projects relating to the environment, including pollution control devices for new and existing facilities. We are also conducting a number of environmental investigations and remedial actions at current and former locations to comply with applicable requirements and, along with other companies, have been named a potentially responsible party for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to us. Further information regarding environmental matters, including the related reserves, contained in Note 20 to our consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data,” is incorporated herein by reference.

We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, results of operations or competitive position. Our capital expenditures for environmental control activities during 2010 are not expected to be material to us.

Contingencies

The information concerning various claims, lawsuits and administrative proceedings contained in Note 20 to our consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data” is incorporated herein by reference.

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data” for a discussion of recently issued accounting pronouncements.

Other

On November 20, 2009, the applicable subsidiaries of the Company entered into a sixth amendment to the employment agreement with John C. Plant in order to document their mutual understanding of the impact on Mr. Plant’s employment agreement of his election to retire under the terms of the TRW Pension Scheme (U.K.) effective as of April 6, 2009. This technical amendment clarified that Mr. Plant, who had been dually employed by both a U.K. and a U.S. subsidiary of the Company, would no longer be employed by the U.K. subsidiary and deleted references to the U.K. Pension Scheme in the employment agreement. This description of the amendment is qualified in its entirety by reference to the full text of the amendment which is attached hereto as Exhibit 10.15(g).

Outlook

The automotive industry remains in the midst of extraordinary challenges resulting from the global economic crisis and significantly reduced automotive production levels. However, based upon recent vehicle production forecasts, we believe that the low point of the trough in vehicle production is behind us and expect that North America will experience moderately higher vehicle production levels, and that Europe will experience relatively flat or slightly lower production levels in 2010.

We expect full year 2010 sales to be in the range of $12.3 billion to $12.9 billion, including first quarter sales of approximately $3.4 billion. These sales figures are based on expected 2010 production levels of 10.8 million units in North America and 16.0 million units in Europe, and take into consideration our expectation of foreign currency exchange rates.

Although it appears the financial crisis is abating, we expect full recovery of the automotive industry to be a long and gradual process. We believe that our liquidity position, in addition to our restructuring and improved cost and capital structure, positions us well for continued success as a leading automotive supplier. Our technology portfolio, product and geographic diversification and improved cost structure will allow us to take advantage of an expected industry rebound.

Although immediate concerns have somewhat abated, we remain concerned about the long-term financial health and solvency of certain of our major customers as they respond to negative economic and industry conditions through various restructuring activities. We also remain concerned about the viability of the Tier 2 and Tier 3 supply base as they face financial difficulties in the current environment due to decreased automobile production, pricing pressures, and the impact that their customers’ restructuring actions and bankruptcy proceedings may have on them. Increased working capital requirements resulting from increased production levels may also put financial strain on suppliers with limited liquidity. The inability of any major supplier to meet its commitments could negatively impact us either directly or by negatively affecting our customers. While we continue our efforts to mitigate the impact of our own suppliers’ financial distress on our financial results, our efforts may be insufficient and the pressures may worsen, thereby potentially having a negative impact on our future results.

Given the nature of our global operations, we maintain an inherent exposure to fluctuations in foreign currency exchange rates. A strengthening of the U.S. dollar against other currencies would have a negative currency translation impact on our results of operations due to our proportional concentration of sales volumes in countries outside the United States. A weakening of mainly the U.S. dollar against the Mexican peso, the Canadian dollar, the Chinese renminbi or the Brazilian real, or a weakening of the euro against the British pound, the Polish zloty, or the Czech koruna would, even after hedging, have a negative impact on gross profit and earnings. In addition, while we generally benefit through translation from the weakening of the dollar, over the long term such weakening may have a material adverse affect on the competitiveness of our manufacturing facilities located in countries whose currencies are appreciating against the dollar.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in “Item 1A. Risk Factors” in this Report and in our other filings with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We undertake no obligation to update or revise forward-looking statements which have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our primary market risk arises from fluctuations in foreign currency exchange rates, interest rates and commodity prices. We manage foreign currency exchange rate risk, interest rate risk, and to a lesser extent commodity price risk, by utilizing various derivative instruments and limit the use of such instruments to hedging activities. We do not use such instruments for speculative or trading purposes. If we did not use derivative instruments, our exposure to such risks would be higher. We are exposed to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. We attempt to manage this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to fully satisfy their obligations under the contracts. However, given recent disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, there is no guarantee that the financial institutions with whom we contract will be able to fully satisfy their contractual obligations.

Foreign Currency Exchange Rate Risk.  We utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward contracts, and to a lesser extent options, are utilized to protect our cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of December 31, 2009, approximately 19% of our total debt was in foreign currencies, as compared to 17% as of December 31, 2008.

Interest Rate Risk.  We are subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt. In order to manage interest costs, we may occasionally utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. Our exposure to interest rate risk arises primarily from changes in LIBOR. As of December 31, 2009, approximately 18% of our total debt was at variable interest rates (or 5% when considering the effect of the interest rate swaps), as compared to 46% (or 36% when considering the effect of the interest rate swaps) as of December 31, 2008. In January 2010, $250 million notional of pay fixed/receive variable interest rate swaps matured, and we entered into $350 million notional swaps in January and February 2010 to effectively change a fixed rate obligation into a floating rate obligation.

Commodity Price Risk.  We utilize derivative financial instruments to manage select commodity price risks. Forward purchase agreements generally meet the criteria to be accounted for as normal purchases. Forward purchase agreements which do not or no longer meet these criteria are classified and accounted for as derivatives.

Sensitivity Analysis.  We utilize a sensitivity analysis model to calculate the fair value, cash flows or statement of operations impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of December 31, 2009 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed. The results of the sensitivity model calculations follow:

	Assuming a 10%	Assuming a 10%	Favorable
	Increase in	Decrease	(Unfavorable)
	Rates	in Rates	Change in
	(Dollars in millions)

Market Risk
Foreign Currency Rate Sensitivity:
Forwards and options *
— Long US $	$(32)	$33	Fair value
— Short US $	$13	$(13)	Fair value
Debt **
— Foreign currency denominated	$(46)	$46	Fair value
Interest Rate Sensitivity:
Debt
— Fixed rate	$58	$(61)	Fair value
— Variable rate	$(2)	$2	Cash flow
Swaps
— Pay fixed/receive variable	$—	$—	Cash flow
Commodity Price Sensitivity:
— Forward contracts	$4	$(4)	Fair value

*	Change in fair value of forward contracts and option contracts hedging the identified underlying positions assuming a 10% change in the value of the U.S. dollar vs. foreign currencies.

**	Change in fair value of foreign currency denominated debt assuming a 10% change in the value of the foreign currency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRW Automotive Holdings Corp.

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(In millions, except per share amounts)

Sales	$11,614	$14,995	$14,702
Cost of sales	10,708	13,977	13,494

Gross profit	906	1,018	1,208
Administrative and selling expenses	484	523	537
Amortization of intangible assets	21	31	36
Restructuring charges and fixed asset impairments	100	145	51
Goodwill impairments	—	458	—
Intangible asset impairments	30	329	—
Other (income) expense — net	(18)	—	(40)

Operating income (losses)	289	(468)	624
Interest expense — net	186	182	228
(Gain) loss on retirement of debt — net	(26)	—	155
Accounts receivable securitization costs	4	2	5
Equity in (earnings) losses of affiliates, net of tax	(15)	(14)	(28)

Earnings (losses) before income taxes	140	(638)	264
Income tax expense	67	126	155

Net earnings (losses)	73	(764)	109
Less: Net earnings attributable to noncontrolling interest, net of tax	18	15	19

Net earnings (losses) attributable to TRW	$55	$(779)	$90

Basic earnings (losses) per share:
Earnings (losses) per share	$0.51	$(7.71)	$0.90

Weighted average shares outstanding	107.8	101.1	99.8

Diluted earnings (losses) per share:
Earnings (losses) per share	$0.51	$(7.71)	$0.88

Weighted average shares outstanding	108.7	101.1	102.8

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Balance Sheets

	As of December 31,
	2009	2008
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$788	$756
Marketable securities	—	10
Accounts receivable — net	1,943	1,570
Inventories	660	694
Prepaid expenses and other current assets	135	127
Deferred income taxes	66	82

Total current assets	3,592	3,239
Property, plant and equipment — net	2,334	2,518
Goodwill	1,768	1,765
Intangible assets — net	324	373
Pension assets	179	801
Deferred income taxes	138	93
Other assets	397	483

Total assets	$8,732	$9,272

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$18	$66
Current portion of long-term debt	28	53
Trade accounts payable	1,912	1,793
Accrued compensation	256	219
Income taxes	26	23
Other current liabilities	1,068	1,010

Total current liabilities	3,308	3,164
Long-term debt	2,325	2,803
Postretirement benefits other than pensions	479	486
Pension benefits	804	778
Deferred income taxes	34	232
Long-term liabilities	473	541

Total liabilities	7,423	8,004
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,553	1,199
Retained earnings (accumulated deficit)	(323)	(378)
Accumulated other comprehensive earnings (losses)	(71)	309

Total TRW stockholders’ equity	1,160	1,131
Noncontrolling interest	149	137

Total equity	1,309	1,268

Total liabilities and equity	$8,732	$9,272

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Operating Activities
Net earnings (losses)	$73	$(764)	$109
Adjustments to reconcile net earnings (losses) to net cash provided by operating activities:
Depreciation and amortization	495	576	557
Net pension and other postretirement benefits income and contributions	(234)	(192)	(184)
Net gains on sale of assets	(4)	(5)	(20)
Amortization of debt issuance costs	7	3	4
Net (gain) loss on retirement of debt	(26)	—	155
Fixed asset impairment charges	17	87	16
Goodwill and intangible asset impairment charges	30	787	—
Deferred income taxes	(4)	12	1
Share-based compensation expense	14	20	22
Other — net	7	(7)	(39)
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable, net	(312)	612	(66)
Inventories	63	91	22
Trade accounts payable	47	(460)	133
Prepaid expense and other assets	151	(67)	144
Other liabilities	131	80	(117)

Net cash provided by operating activities	455	773	737
Investing Activities
Capital expenditures, including other intangible assets	(201)	(482)	(513)
Acquisitions of businesses, net of cash acquired	—	(40)	(12)
Termination of interest rate swaps	—	—	(12)
Purchase price adjustments	—	—	3
Proceeds from sale/leaseback transactions	—	1	28
Net proceeds from asset sales	4	15	39
Investment in affiliates	—	(1)	(1)

Net cash used in investing activities	(197)	(507)	(468)
Financing Activities
Change in short-term debt	(48)	6	(27)
Net (repayments on) proceeds from revolving credit facility	(203)	(229)	429
Proceeds from issuance of long-term debt, net of fees	1,960	6	2,591
Proceeds from issuance of capital stock, net of fees	269	—	—
Redemption of long-term debt	(2,225)	(68)	(3,011)
Proceeds from exercise of stock options	6	4	29
Dividends paid to noncontrolling interest	(9)	(6)	—

Net cash (used in) provided by financing activities	(250)	(287)	11
Effect of exchange rate changes on cash	24	(118)	37

Increase (decrease) in cash and cash equivalents	32	(139)	317
Cash and cash equivalents at beginning of period	756	895	578

Cash and cash equivalents at end of period	$788	$756	$895

Supplemental Cash Flow Information:
Interest paid	$192	$191	$273
Income tax paid — net	$61	$148	$187

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

	As of December 31,
	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
		(In millions, except for share amounts)

Capital Stock and Paid-in-Capital
Beginning Balance	101,172,769	$1,200	100,629,495	$1,177	98,204,049	$1,126
Sale of common stock under stock option plans	340,957	6	266,254	—	2,220,239	29
Issuance of common stock upon vesting of restricted stock units	280,717		277,020		205,207
Shares issued in public offering	16,100,000	269	—	—	—	—
Share-based compensation expense		14		20		22
Tax benefits on share-based compensation		—		3		—
Equity component of 3.5% exchangeable notes		65		—		—

Ending Balance	117,894,443	$1,554	101,172,769	$1,200	100,629,495	$1,177

Retained Earnings (Accumulated Deficit)
Beginning Balance		$(378)		$398		$308
Net earnings (losses)		55		(779)		90
Impact of change in measurement date on benefit plans		—		3		—

Ending Balance		$(323)		$(378)		$398

Accumulated Other Comprehensive Earnings (Losses)
Beginning Balance		$309		$1,617		$963
Foreign currency translation		126		(367)		202
Retirement obligations, net of tax(a)		(648)		(804)		463
Deferred cash flow hedges, net of tax(b)		142		(137)		(11)

Ending Balance		$(71)		$309		$1,617

Total TRW Stockholder’s Equity
Beginning Balance		$1,131		$3,192		$2,397
Change in capital stock		354		23		51
Change in retained earnings (accumulated deficit)		55		(776)		90
Change in accumulated other comprehensive earnings (losses)		(380)		(1,308)		654

Ending Balance		$1,160		$1,131		$3,192

Noncontrolling Interest
Beginning Balance		$137		$134		$109
Net earnings (losses)		18		15		19
Foreign currency translation		3		(5)		11
Sale of subsidiary shares from noncontrolling interest		—		—		1
Cash dividends paid to noncontrolling interest		(9)		(7)		(6)

Ending Balance		$149		$137		$134

Total Equity		$1,309		$1,268		$3,326

Comprehensive Earnings (Losses)
Net earnings (losses)		$73		$(764)		$109
Foreign currency translation		129		(372)		213
Retirement obligations, net of tax(a)		(648)		(804)		463
Deferred cash flow hedges, net of tax(b)		142		(137)		(11)
Impact of change in measurement date on benefit plans		—		3		—

Total comprehensive earnings (losses)		$(304)		$(2,074)		$774

(a)	Tax on retirement obligations as of December 31, 2009, 2008 and 2007 was $227 million, $161 million, and $(140) million, respectively.

(b)	Tax on deferred cash flow hedges as of December 31, 2009, 2008 and 2007 was $(28) million, $30 million, and $1 million, respectively.

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements

1.	Description of Business

TRW Automotive Holdings Corp. (also referred to herein as the “Company”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and related aftermarkets. The Company conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily airbags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). The Company is primarily a “Tier 1” supplier (a supplier which sells to OEMs). In 2009, approximately 85% of the Company’s end-customer sales were to major OEMs.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Summary of Significant Accounting Policies

Principles of Consolidation.  The Company’s consolidation policy requires the consolidation of entities where a controlling financial interest is held, as well as consolidation of variable interest entities in which the Company is designated as the primary beneficiary in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidations” (formerly, ARB No. 51). Investments in 20% to 50% owned affiliates, which are not required to be consolidated, are accounted for under the equity method and presented in other assets in the consolidated balance sheets. Equity in earnings from these investments is presented separately in the consolidated statements of operations, net of tax. Intercompany accounts are eliminated.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and reported amounts of revenues and expenses in the consolidated statements of operations. Considerable judgment is often involved in making these determinations; the use of different assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those estimates.

Foreign Currency.  The financial statements of foreign subsidiaries are translated to U.S. dollars at end-of-period exchange rates for assets and liabilities and an average exchange rate for each period for revenues and expenses. Translation adjustments for those subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive earnings (losses) in stockholders’ equity. Transaction gains and losses arising from fluctuations in foreign currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred, except for those transactions which hedge purchase commitments and for those intercompany balances which are designated as long-term investments.

Revenue Recognition.  Sales are recognized in accordance with the criteria outlined in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that sales be recognized when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collection of related billings is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title and risk of loss under standard commercial terms (typically F.O.B. shipping point). In those limited instances where other terms are negotiated and agreed, revenue is recorded when title and risk of loss are transferred to the customer.

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

Actual weighted average shares outstanding used in calculating earnings (losses) per share were:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Weighted average shares outstanding	107.8	101.1	99.8
Effect of dilutive securities	0.9	—	3.0

Diluted shares outstanding	108.7	101.1	102.8

If the average market price of the Company’s common stock exceeds the exercise price of outstanding stock options, the treasury stock method is used to determine the incremental number of shares to be included in the diluted earnings per share computation. The incremental number of shares is computed based on the issuance of common stock upon an assumed exercise of the stock options, less the hypothetical purchase of treasury stock utilizing proceeds the Company would receive from such exercise of the options.

For the years ended December 31, 2009 and 2007, the calculation of diluted earnings per share excluded 3.2 million and 2.4 million securities, respectively, because inclusion of such securities in the calculation would have been anti-dilutive. For the year ended December 31, 2008, 8.6 million securities were excluded from the calculation of diluted loss per share because the inclusion of any securities in the calculation would have been anti-dilutive due to the net loss.

In addition, shares potentially issuable for the exchangeable notes were not included in the calculation of earnings (losses) per share for the year ended December 31, 2009 because inclusion of the shares would be less dilutive than inclusion of interest expense.

Cash and Cash Equivalents.  Cash and cash equivalents include all highly liquid investments with remaining maturity dates of three months or less at time of purchase.

Accounts Receivable.  Receivables are stated at amounts estimated by management to be the net realizable value. An allowance for doubtful accounts is recorded when it is probable amounts will not be collected based on specific identification of customer circumstances or age of the receivable. The allowance for doubtful accounts was $40 million and $37 million as of December 31, 2009 and 2008, respectively. Accounts receivable are written off when it becomes apparent such amounts will not be collected. Collateral is not typically required, nor is interest charged on accounts receivable balances.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

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

Goodwill and Other Intangible Assets.  Goodwill and other indefinite-lived intangible assets are subject to impairment analysis annually, or if an event occurs or circumstances indicate the carrying amount may be impaired. Goodwill impairment testing is performed at the reporting unit level. The fair value of each reporting unit is determined and compared to the carrying value. If the carrying value exceeds the fair value, then possible goodwill impairment may exist and further evaluation is required.

Indefinite-lived intangible assets are tested for impairment by comparing the fair value to the carrying value. If the carrying value exceeds the fair value, the asset is adjusted to fair value. Other definite-lived intangible assets are amortized over their estimated useful lives, and tested for asset impairments in accordance with the methodology discussed in “Asset Impairment Losses.”

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

Debt Issuance Costs.  The costs related to the issuance of long-term debt are deferred and amortized into interest expense over the life of each respective debt issuance. Deferred amounts associated with debt extinguished prior to maturity are expensed.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The movement in the product warranty liability is as follows:

	Years Ended December 31,
	2009	2008
	(Dollars in millions)

Beginning balance	$108	$140
Current period accruals, net of changes in estimates	63	38
Used for purposes intended	(58)	(56)
Effects of foreign currency translation	5	(14)

Ending balance	$118	$108

Product Recall.  The Company or its customers may decide to recall a product through a formal campaign soliciting the return of specific products due to a known or suspected safety or performance concern. Recall costs typically include the cost of the product being replaced, customer cost of the recall and labor to remove and replace the defective part.

Recall costs are recorded based on management estimates developed utilizing actuarially established loss projections based on historical claims data. Based on this actuarial estimation methodology, the Company accrues for expected but unannounced recalls when revenues are recognized upon the shipment of product. In addition, as recalls are announced, the Company reviews the actuarial estimation methodology and makes the appropriate adjustments to the accrual, if necessary.

Research and Development.  Research and development programs include research and development for commercial products. Costs for such programs are expensed as incurred. Any reimbursements received from customers are netted against such expenses. Research and development expenses were $155 million, $206 million, and $187 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Shipping and Handling.  Shipping costs include payments to third-party shippers to move products to customers. Handling costs include costs from the point the products were removed from finished goods inventory to when provided to the shipper. Shipping and handling costs are expensed as incurred as cost of sales.

Income Taxes.  Income taxes are accounted for in accordance with ASC 740, “Income Taxes” (formerly, SFAS No. 109), under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized to reduce the deferred tax assets to the amount management believes is more likely than not to be realized.

Financial Instruments.  The Company follows ASC 815, “Derivatives and Hedging” (formerly, SFAS No. 133), as amended, in accounting for financial instruments. Under ASC 815, the gain or loss on derivative instruments that have been designated and qualify as hedges of the exposure to changes in the fair value of an asset or a liability, as well as the offsetting gain or loss on the hedged item, are recognized in net earnings (losses) during the period of the change in fair values. For derivative instruments that have been designated and qualify as hedges of the exposure to variability in expected future cash flows, the gain or loss on the derivative is initially reported as a component of other comprehensive earnings and reclassified to the consolidated statement of operations when the underlying hedged transaction affects net earnings. Any gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in net earnings

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

(losses) during the period of change. Derivatives not designated as hedges are adjusted to fair value through net earnings (losses).

Share-based Compensation.  The Company recognizes compensation expense related to stock options and restricted stock units using the straight-line method over the applicable service period, in accordance with ASC 718, “Compensation — Stock Compensation” (formerly, SFAS No. 123 (revised 2004)).

Accumulated Other Comprehensive Earnings (Losses).  The components of accumulated other comprehensive earnings (losses), net of related tax, (excluding noncontrolling interest) are as follows:

	As of December 31,
	2009	2008
	(Dollars in
	millions)

Foreign currency translation, net	$146	$20
Retirement obligations, net	(218)	430
Unrealized net losses on cash flow hedges, net	1	(141)

Accumulated other comprehensive earnings (losses)	$(71)	$309

Recently Adopted Accounting Pronouncements.  In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 09-5, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” which amended ASC 820. ASU No. 09-5 establishes a hierarchy for determining the fair value of a liability. ASU No. 09-5 was effective for the fourth quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of SFAS No. 162.” SFAS No. 168 introduces the ASC as the single source of authoritative GAAP, recognized by the FASB. Rules and interpretive releases of the SEC remain authoritative GAAP for SEC registrants. SFAS No. 168 was effective for the first interim or annual reporting period ending after September 15, 2009, and did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165, “Subsequent Events”). ASC 855 provides standards for accounting for events that occur after the balance sheet date, but prior to the issuance of financial statements. ASC 855 requires management to evaluate for subsequent events from the balance sheet date to the date that the financial statements are available to be issued. ASC 855 also requires the disclosure of the date through which the Company has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 was effective for interim and annual periods ending after June 15, 2009, and did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued three staff positions (“FSPs”) intended to provide additional guidance and enhanced disclosures for fair value measurements and impairment of debt securities. The first, which amended ASC 825 (formerly FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), requires that publicly traded companies make the same disclosures about the fair value of financial instruments for interim reporting periods as are made in annual financial statements. The second, which amended ASC 320 (formerly FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”), provides guidance on how to determine whether an available-for-sale, or held-to-maturity, security is other-than-temporarily-impaired and requires the impairment to be split between its credit loss, which is reported in earnings, and impairment from other factors, which is reported in other comprehensive income. The third, which amended ASC 820 (formerly FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”), provides guidance to help determine whether a market is inactive, and to determine whether transactions in that market are

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

not orderly. These FSPs were effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these FSPs did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued amendments to ASC 805 (formerly FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arises from Contingencies”). The amendments to ASC 805 provide guidance for determining the acquisition-date fair value of assets acquired and liabilities assumed in a business combination that arise from contingencies, and provides guidance on how to account for these assets and liabilities subsequent to the completion of a business combination. The amendments to ASC 805 were effective for business combinations when the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The amendments to ASC 805 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements.  In October 2009, the FASB issued ASU No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force,” which amends ASC 605. ASU No. 09-13 establishes a selling price hierarchy, whereby vendor-specific objective evidence (“VSOE”), if available, should be utilized. If VSOE is not available, then third party evidence should be utilized; if third party evidence is not available, then an entity should use estimated selling price for the good or service. ASU No. 09-13 eliminates the residual method and requires allocation at the inception of the contractual arrangement. ASU No. 09-13 also requires additional disclosures surrounding multiple-deliverable revenue arrangements. ASU No. 09-13 is effective, on a prospective basis, for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the effects of ASU No. 09-13, and has not yet determined the associated impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU No. 09-12, “Measuring the Fair Value of Alternative Investments Using Net Asset Value.” ASU No. 09-12 permits the valuation of alternative investments at their Net Asset Value (“NAV”) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. ASU No. 09-12 is effective for the first annual or interim reporting period ending after December 15, 2009. The adoption of ASU No. 09-12 will not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an Amendment of SFAS No. 140,” which has been codified as ASU No. 09-16. SFAS No. 166 eliminates the concept of a qualified special-purpose entity from GAAP. SFAS No. 166 also clarifies the language surrounding when a transferor of financial assets has surrendered control over the transferred financial assets. SFAS No. 166 establishes additional guidelines for the recognition of a sale related to the transfer of a portion of a financial asset, and requires that all transfers be measured at fair value. SFAS No. 166 is effective for the first annual reporting period beginning after November 15, 2009. The Company is currently assessing the effects of SFAS No. 166, and has not yet determined the associated impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation 46(R) (“FIN 46(R)”), which has been codified as ASU No. 09-17. SFAS No. 167 requires that the assessment of whether an entity has a controlling financial interest in a variable interest entity (“VIE”) must be performed on an ongoing basis. SFAS No. 167 also requires that the assessment to determine if an entity has a controlling financial interest in a VIE must be qualitative in nature, and eliminates the quantitative assessment required in FIN 46(R). SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009. The Company is currently assessing the effects of SFAS No. 167, and has not yet determined the associated impact on the Company’s consolidated financial statements.

Subsequent Events.  ASC 855 provides standards for accounting for events that occur after the balance sheet date, but prior to the issuance of financial statements. In accordance with ASC 855, the Company has evaluated and, as necessary, made changes to these consolidated financial statements, for subsequent events through the issuance of the financial statements on February 25, 2010. All subsequent events that provided additional evidence about

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

conditions existing at the date of the statement of financial position were incorporated into the consolidated financial statements.

3.	Asset Sales

During 2007, the Company completed various sale-leaseback transactions involving certain machinery and equipment related to North American operations of the Chassis Systems segment. The Company received aggregate cash proceeds on sales of approximately $28 million.

4.	Inventories

The major classes of inventory are as follows:

	As of December 31,
	2009	2008
	(Dollars in millions)

Finished products and work in process	$342	$348
Raw materials and supplies	318	346

Total inventories	$660	$694

5. Property, Plant and Equipment

The major classes of property, plant and equipment are as follows:

	As of December 31,
	2009	2008
	(Dollars in millions)

Property, plant and equipment:
Land and improvements	$237	$211
Buildings	771	743
Machinery and equipment	4,427	4,135
Computers and capitalized software	86	82

	5,521	5,171
Accumulated depreciation and amortization:
Land improvements	(23)	(9)
Buildings	(310)	(278)
Machinery and equipment	(2,778)	(2,298)
Computers and capitalized software	(76)	(68)

	(3,187)	(2,653)

Total property, plant and equipment — net	$2,334	$2,518

Depreciation expense was $474 million, $545 million, and $521 million for the years ended December 31, 2009, 2008 and 2007, respectively.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

6.	Goodwill and Intangible Assets

Goodwill

In the first quarter of 2009, the Company began to manage and report on the Electronics business separately from its other reporting units. The Electronics segment was derived from the Chassis Systems and Occupant Safety Systems segments. As part of the Company’s change in its segment reporting structure, the Company has made appropriate adjustments to its segment-related disclosures for 2009 as well as historical figures. Goodwill was reallocated using a relative fair value allocation approach, consistent with the guidance under ASC 350, “Intangibles — Goodwill and Other” (formerly, SFAS No. 142).

The changes in goodwill are as follows:

		Occupant
	Chassis	Safety		Automotive
	Systems	Systems	Electronics	Components
	Segment	Segment	Segment	Segment	Total
	(Dollars in millions)

Balance as of December 31, 2007	$848	$937	$—	$458	$2,243
Purchase price adjustments — Pre-acquisition	(14)	—	—	—	(14)
Acquisition and purchase price adjustments	(1)	2	—	—	1
Goodwill impairment	—	—	—	(458)	(458)
Effects of foreign currency translation	(2)	(5)	—	—	(7)

Balance as of December 31, 2008	$831	$934	$—	$—	$1,765
Allocation of goodwill due to change in segment reporting	(31)	(392)	423	—	—
Effects of foreign currency translation	—	3	—	—	3

Balance as of December 31, 2009	$800	$545	$423	$—	$1,768

Purchase Price Adjustments — Pre-Acquisition.  The $14 million of pre-acquisition purchase price adjustments for the period ended December 31, 2008 represent adjustments related to various tax matters for periods prior to the February 2003 acquisition of the Company and was recorded in accordance with EITF Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.”

Annual Impairment Analysis.  The Company performed its annual impairment analysis of goodwill for its Chassis Systems, Occupant Safety Systems and Electronics segments as of October 31, 2009. Goodwill impairment testing is performed at the reporting unit level. The fair value of each reporting unit is determined and compared to the carrying value. If the carrying value exceeds the fair value, then possible goodwill impairment may exist and further evaluation is required. Based on the analysis performed the Company concluded that goodwill was not impaired.

Due to the economic downturn and, as a result of the annual impairment analysis performed as of October 31, 2008, the Company determined the carrying value of three reporting units, all within the Automotive Components segment, exceeded their fair value. Fair values are based on the cash flows projected in the reporting unit’s strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Accordingly, as part of the second step of the goodwill impairment test, it was concluded that the carrying amount of the reporting units’ goodwill exceeded the implied fair value of that goodwill. An impairment loss of $458 million was recognized, which represented all of the goodwill for the Automotive Components segment. No other goodwill impairments have been recognized by the Company since its inception in February 2003.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Intangible assets

In accordance with ASC 360 “Property, Plant and Equipment” (formerly, SFAS No. 144), the Company reviews its definite-lived intangible assets for impairment when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows to be generated by those assets are less than their carrying value. If the undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value.

As part of the Company’s 2008 annual impairment analysis, the Company identified indicators of impairment and recorded impairment losses related to customer relationships of $329 million. As a result of the triggering event identified in 2008, the Company re-evaluated the amortization of its customer relationships and concluded that the remaining useful life was 5 years.

The Company reviews its indefinite-lived intangible assets, other than goodwill, for impairment on at least an annual basis, or when events and circumstances indicate that the assets may be impaired, by comparing the fair values to the carrying values. If the carrying value exceeds the fair value, the asset is written down to its fair value.

During the first quarter of 2009, the Company identified an indicator of impairment related to its trademarks and accordingly performed an impairment test in accordance with ASC 350. The Company determined that one of its trademark intangible assets was impaired and recognized a $30 million impairment loss during the first quarter. The Company performed its annual impairment analysis as of October 31, 2009 and concluded that no further impairment existed as of the testing date.

The following table reflects intangible assets and related amortization:

	As of			As of
	December 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$67	$(25)	$42	$67	$(14)	$53
Developed technology and other intangible assets	90	(71)	19	88	(61)	27

Total	157	$(96)	61	155	$(75)	80

Indefinite-lived intangible assets:
Trademarks	263		263	293		293

Total	$420		$324	$448		$373

The weighted average amortization periods for intangible assets subject to amortization are as follows:

Weighted Average
Amortization Period

Customer relationships	5 years
Developed technology and other intangible assets	8 years

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The Company expects that ongoing amortization expense will approximate the following over the next five years:

Years Ended December 31,	(Dollars in millions)

2010	21
2011	13
2012	11
2013	11
2014	6

For intangible assets that are eligible for renewal or extension, the Company expenses all costs associated with obtaining the renewal or extension.

7.	Other (Income) Expense — Net

The following table provides details of other (income) expense — net:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Provision for bad debts	$11	$8	$—
Net gains on sales of assets	(4)	(5)	(20)
Foreign currency exchange losses	11	37	17
Royalty and grant income	(28)	(23)	(28)
Miscellaneous other income	(8)	(17)	(9)

Other (income) expense — net	$(18)	$—	$(40)

8.	Accounts Receivable Facilities

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

In addition, in April 2009, the Company acquired insurance coverage from Export Development Canada on certain General Motors Corporation and Chrysler LLC receivables owed to the Company’s Canadian subsidiary. The Canadian subsidiary was charged 6% per annum of the amount made available to it under the program. In July 2009, the Company terminated the insurance coverage on its Chrysler LLC and General Motors Corporation receivables.

Other Receivables Facilities.  In March 2009, the Company, through one of its European subsidiaries, entered into a receivables factoring arrangement in Italy. This €40 million program is renewable annually, if not terminated. As of December 31, 2009, the Company had factored approximately €5 million of the €36 million available for funding under the program.

At December 31, 2009, the Company, through one of its European subsidiaries, had a €37.5 million receivables financing arrangement involving a wholly-owned special purpose vehicle which purchased trade receivables from

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

its German affiliates and sold those trade receivables to a German bank. As of December 31, 2009, there were no outstanding borrowings under this facility. This arrangement was terminated on January 6, 2010.

During 2009, an €80 million receivables factoring arrangement in France and a £25 million receivables financing arrangement in the United Kingdom were terminated.

9.	Income Taxes

Income tax expense for each of the periods presented is as follows:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)

The components of earnings (losses) before income taxes are as follows:
U.S.	$82	$(852)	$(231)
Non-U.S.	58	214	495

	$140	$(638)	$264

Significant components of the provision for income taxes are as follows:
Current
U.S. Federal	$(1)	$(1)	$1
Non-U.S.	72	114	153
U.S. State and Local	—	1	—

Total current	71	114	154
Deferred
U.S. Federal	(2)	1	(3)
Non-U.S.	(2)	11	4
U.S. State and Local	—	—	—

Total deferred	(4)	12	1

Income tax expense	$67	$126	$155

The reconciliation of income taxes calculated at the U.S. Federal statutory income tax rate of 35% to income tax expense is:
Income taxes at U.S. statutory rate	$49	$(223)	$92
U.S. state and local income taxes net of U.S. federal tax benefit	—	1	—
Difference in income tax on foreign earnings, losses and remittances	1	14	14
Tax holidays and incentives	(17)	(13)	(23)
Valuation allowance	44	350	90
Intraperiod tax allocation from other comprehensive earnings	(5)	(2)	(11)
Nondeductible expenses	3	3	3
Other	(8)	(4)	(10)

	$67	$126	$155

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as other comprehensive earnings. An exception is provided when there is aggregate pre-tax income from other categories and there is a pre-tax loss from continuing operations in the current year in a jurisdiction where a valuation allowance has been established against deferred tax assets. In such an instance, the tax

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings. As a result of this exception, other comprehensive earnings was partially offset by certain pre-tax losses from continuing operations resulting in a reduction of the current year valuation allowance and a benefit allocated to income tax expense from continuing operations in the amount of $5 million, $2 million, and $11 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial statement purposes. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of the deferred tax assets and liabilities follows:

	As of
	December 31,
	2009	2008
	(Dollars in millions)

Deferred tax assets:
Pensions and postretirement benefits other than pensions	$302	$192
Inventory	46	39
Reserves and accruals	220	255
Net operating loss and credit carryforwards	904	797
Fixed assets and intangibles	56	54
Other	47	104

Total deferred tax assets	1,575	1,441
Valuation allowance for deferred tax assets	(1,011)	(878)

Net deferred tax assets	564	563

Deferred tax liabilities:
Pensions and postretirement benefits other than pensions	(59)	(228)
Fixed assets and intangibles	(169)	(196)
Undistributed earnings of foreign subsidiaries	(11)	(25)
Deferred gain	(79)	(73)
Other	(101)	(98)

Total deferred tax liabilities	(419)	(620)

Net deferred taxes	$145	$(57)

The Company has separately reflected the current deferred tax asset and the long term deferred tax assets and liabilities on the consolidated balance sheets for December 31, 2009 and 2008. However, the current deferred tax liability of $25 million as of December 31, 2009 and zero as of December 31, 2008 is included in other current liabilities on the consolidated balance sheets.

As of December 31, 2009 and 2008, the Company had deferred tax assets from domestic and foreign net operating loss and tax credit carryforwards of approximately $904 million and $797 million, respectively. Approximately $280 million of the deferred tax assets at December 31, 2009 relate to net operating loss carryforwards or tax credits that can be carried forward indefinitely with the remainder expiring between 2010 and 2029.

The Company has provided deferred income taxes for the estimated U.S. federal income tax, foreign income tax, and applicable withholding tax effects of earnings of subsidiaries expected to be distributed to the Company. Deferred income taxes have not been provided on approximately $2.5 billion of undistributed earnings of certain

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

foreign subsidiaries as such amounts are considered to be permanently reinvested. Determination of the amount of unrecognized deferred income tax liability relating to the remittance of such undistributed earnings is not practicable.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or whenever events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include: historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Management believes it is more likely than not that the U.S. net deferred tax asset may not be realized in the future. Accordingly, the Company recorded a full valuation allowance against the U.S. net deferred tax asset.

The Company evaluated the potential realization of deferred tax assets for foreign locations on a jurisdiction-by-jurisdiction basis. In jurisdictions where management believes it is more likely than not that the foreign deferred tax asset may not be realized in the future, the Company recorded a valuation allowance against the foreign net deferred tax asset. During 2009, the Company recorded a tax charge of $33 million resulting from changes in assessments regarding the potential realization of deferred tax assets, consisting of a tax expense of approximately $20 million in recording a valuation allowance against the net deferred tax assets of a Spanish subsidiary, and approximately $13 million in recording a valuation allowance against the net deferred tax assets of various subsidiaries in the Czech Republic, China, and Italy. During 2008, the Company recorded a net tax charge of $15 million resulting from changes in assessments regarding the potential realization of deferred tax assets at various foreign subsidiaries.

At December 31, 2009, 2008, and 2007, the Company had $166 million, $213 million, and $257 million of gross unrecognized tax benefits, respectively. In addition, at December 31, 2009, 2008, and 2007 the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $105 million, $108 million, and $93 million, respectively. The gross unrecognized tax benefits differ from the amount that would affect the effective tax rate due to the impact of valuation allowances and foreign country offsets relating to transfer pricing adjustments.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2009	2008	2007
	(Dollars in millions)

Balance, January 1,	$213	$257	$310
Additions based on tax positions related to the current year	1	2	15
Additions for tax positions of prior years	7	27	2
Reductions for tax positions of prior years	(44)	(37)	(17)
Reductions for settlements	(7)	(14)	(70)
Reductions due to lapse in statute of limitations	(9)	(6)	(7)
Change attributable to foreign currency translation	5	(16)	24

Balance, December 31,	$166	$213	$257

The Company operates globally but considers its significant tax jurisdictions to include the United States, Germany, Brazil, the Czech Republic, Poland, Spain and the United Kingdom. Generally, the Company has years open to tax examination in significant tax jurisdictions from 2004 forward, with the exception of Germany which has open tax years from 2001 forward. The income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. It is possible that some or all of these examinations will conclude within the next

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

12 months. It is not possible at this point in time, however, to estimate whether the outcome of any examination will result in a significant change in the Company’s gross unrecognized tax benefits.

The Company recognizes interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. At December 31, 2009, 2008, and 2007, accrued interest and penalties related to unrecognized tax benefits was $35 million, $33 million, and $31 million, respectively. Tax expense for the years ended December 31, 2009, 2008, and 2007 includes net interest and penalties of $2 million, $2 million, and $3 million, respectively, on unrecognized tax benefits for prior years.

Northrop Indemnifications.  As of December 31, 2009, the Company had recorded certain receivables from Northrop Grumman Corporation (“Northrop”) as a result of the indemnification provisions included in the master purchase agreement between Northrop and an affiliate of The Blackstone Group, L.P. (“Blackstone”) relating to the acquisition. Under the master purchase agreement, the Company’s liability for certain income and other tax liabilities and losses that are attributable to pre-acquisition periods was capped at $67 million. Payments that are made by the Company with respect to such liabilities that are in excess of this cap are reimbursed to the Company by Northrop. In 2007, the Company met its obligation under the cap and as a result received reimbursements of approximately $50 million, $6 million, and $89 million in 2009, 2008, and 2007 respectively, from Northrop for covered liabilities that were paid by the Company.

10.	Pension Plans

A significant number of employees of the Company and its subsidiaries participate in the Company’s defined benefit plans or retirement/termination indemnity plans.

The Company adopted the recognition provisions of the amendments to ASC 715 (formerly SFAS No. 158) as of December 31, 2006, and adopted the measurement date provisions effective January 1, 2008 using the one-measurement approach. As a result, in 2008 the Company changed the measurement date for its pension and other postretirement plans from October 31 to its year end date of December 31. Under the one-measurement approach, net periodic benefit cost of the Company for the period between October 31, 2007 and December 31, 2008 was allocated proportionately between amounts recognized as an adjustment of retained earnings at January 1, 2008, and net periodic benefit cost for the year ending December 31, 2008. Other changes in the fair value of plan assets and benefit obligations (for example, gains or losses) between October 31, 2007 and December 31, 2008, were recognized in accumulated other comprehensive earnings as of December 31, 2008. In adopting the measurement date provisions of ASC 715, as amended, the Company recorded adjustments for its pension and other postretirement plans increasing retained earnings by $3 million and decreasing other comprehensive earnings by $6 million, net of taxes, in 2008. The financial statements reflect the pension assets and liabilities related to the active, deferred vested and retired Company-designated employees in the Company’s plans based upon a measurement date of December 31.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for the years ended December 31, 2009 and December 31, 2008 and a statement of the funded status as of December 31, 2009 and 2008:

	2009			2008
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Total accumulated benefit obligation at December 31,	$1,082	$4,602	$741	$1,058	$3,541	$619

Change in benefit obligation:
Benefit obligations at beginning of period	$1,066	$3,651	$659	$1,088	$5,685	$805
Service and interest cost during gap period	—	—	—	13	59	10
Gap period benefit payments and contributions	—	—	—	(11)	(56)	(4)
Service cost	10	12	16	18	32	20
Interest cost	65	248	40	63	294	41
Plan amendments	(2)	—	1	9	—	2
Actuarial (gain) loss	41	713	82	(27)	(666)	(60)
Foreign currency exchange rate changes	—	315	52	—	(1,378)	(81)
Curtailment / settlement (gain) loss	(6)	(32)	(3)	(7)	—	(1)
Plan participant contributions	—	2	—	—	4	—
Benefits paid	(89)	(307)	(58)	(80)	(323)	(73)

Benefit obligation at December 31,	1,085	4,602	789	1,066	3,651	659

Change in plan assets:
Fair value of plan assets at beginning of period	705	4,449	221	1,062	7,127	320
Experience during gap period	—	—	—	(37)	(68)	—
Gap period benefit payments and contributions	—	—	—	(11)	(56)	(4)
Actual return on plan assets, less plan expense	127	186	31	(263)	(546)	(50)
Foreign currency exchange rate changes	—	380	34	—	(1,689)	(47)
Company contributions	38	2	46	37	—	75
Plan participant contributions	—	2	—	—	4	—
Settlements	(2)	—	—	(3)	—	—
Transfer in	—	63	—	—	—	—
Benefits paid	(89)	(307)	(58)	(80)	(323)	(73)

Fair value of plan assets at December 31,	779	4,775	274	705	4,449	221

Funded status at December 31,	$(306)	$173	$(515)	$(361)	$798	$(438)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table provides the amounts recognized in the consolidated balance sheets:

	As of December 31,
	2009			2008
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Non-current assets	$1	$173	$5	$—	$799	$2
Current liabilities	—	—	(23)	(1)	—	(23)
Long-term liabilities	(307)	—	(497)	(360)	(1)	(417)

Net amount recognized	$(306)	$173	$(515)	$(361)	$798	$(438)

The pre-tax amounts recognized in accumulated other comprehensive earnings (losses) consist of:

	As of December 31,
	2009			2008
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Prior service benefit (cost)	$36	$—	$(3)	$45	$—	$(7)
Net gain (loss)	(136)	(305)	(98)	(144)	457	(21)

Accumulated other comprehensive earnings (loss)	$(100)	$(305)	$(101)	$(99)	$457	$(28)

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	As of December 31,
	2009		2008
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Projected benefit obligation	$1,065	$755	$1,066	$637
Accumulated benefit obligation	1,062	709	1,058	597
Fair value of assets	758	237	705	196

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table provides the components of net pension cost (income) and other amounts recognized in other comprehensive (earnings) loss for the Company’s defined benefit pension plans and defined contribution plans:

	Years Ended December 31,
	2009			2008			2007
			Rest			Rest			Rest
			of			of			of
	U.S.	U.K.	World	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Net pension cost (income)
Defined benefit plans:
Service cost	$10	$12	$16	$18	$32	$20	$21	$45	$22
Interest cost	65	248	40	63	294	41	64	287	37
Expected return on plan assets	(81)	(339)	(18)	(83)	(387)	(19)	(74)	(390)	(17)
Curtailment/Settlement (gain) loss	1	—	—	(1)	—	—	—	—	(3)
Amortization of prior service (benefit) cost	(5)	—	—	(9)	—	1	(9)	—	1
Amortization of net (gain) loss	(2)	(28)	(1)	(5)	—	—	(2)	—	2

Defined benefit plans	(12)	(107)	37	(17)	(61)	43	—	(58)	42
Defined contribution plans	3	—	10	13	—	13	13	—	16

Net pension cost (income)	$(9)	$(107)	$47	$(4)	$(61)	$56	$13	$(58)	$58

Other changes in plan assets and benefit obligations recognized in other comprehensive (earnings) loss
Prior service (benefit) cost	$4	$—	$(4)	$15	$—	$1	$(6)	$—	$(3)
Net (gain) loss	(10)	735	76	372	596	(1)	(129)	(390)	(54)
Amortization of prior service benefit (cost)	5	—	—	9	—	(1)	9	—	(1)
Amortization of net gain (loss)	2	28	1	5	—	—	2	—	(2)

Total recognized in other comprehensive (earnings) loss	1	763	73	401	596	(1)	(124)	(390)	(60)

Total recognized net pension (income) cost and other comprehensive (earnings) loss	$(8)	$656	$120	$397	$535	$55	$(111)	$(448)	$(2)

The estimated amounts that will be amortized from accumulated other comprehensive earnings over the next fiscal year are as follows:

	Year Ending December 31, 2010
			Rest of
	U.S.	U.K.	World
	(Dollars in millions)

Prior service (benefit) cost	$(5)	$—	$—
Net (gain) loss	—	—	2

Total	$(5)	$—	$2

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Plan Assumptions.  The weighted-average assumptions used to determine net periodic benefit cost were:

	Years Ended December 31,
	2009			2008			2007
			Rest			Rest			Rest
			of			of			of
	U.S.	U.K.	World	U.S.	U.K.	World	U.S.	U.K.	World

Discount rate	6.25%	6.50%	6.22%	6.00%	5.75%	5.35%	5.75%	5.00%	4.72%
Expected long-term return on plan assets	8.50%	6.75%	6.56%	8.50%	6.75%	6.73%	8.50%	6.75%	6.69%
Rate of increase in compensation levels	4.00%	3.75%	2.84%	4.00%	3.75%	2.90%	4.00%	3.75%	3.09%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The weighted-average assumptions used to calculate the benefit obligations were:

	As of December 31,
	2009			2008
			Rest			Rest
	U.S.	U.K.	of World	U.S.	U.K.	of World

Discount rate	6.00%	5.75%	5.27%	6.25%	6.50%	6.22%
Rate of increase in compensation levels	4.00%	0.00%	2.84%	4.00%	3.75%	2.84%

The rate of increase in compensation levels for the U.K. in 2009 is zero because during 2009, the plan was closed to future benefit accruals. Additionally, the closure of this plan to future benefit accruals resulted in a $32 million reduction in the U.K. benefit obligation.

Plan Assets.  The U.S. and U.K. plan assets represent approximately 95% of the total plan assets of defined benefit plans. All remaining assets are deemed immaterial and not reflected below.

In 2009, the UK pension scheme became the beneficiary of certain assets of a separate and unrelated benefit trust. Such assets approximated $63 million and are reflected above in the change in assets as a transfer in.

The Company and fiduciaries have set target allocations for its U.S. and U.K. plan assets. The U.S. plan seeks a target allocation of 70% in equity investments and 30% in fixed income investments. The U.K. plan fiduciaries set the asset allocation to achieve a rate of return in excess of the discount rate used for liability valuation purposes. As of December 31, 2009, this resulted in an asset allocation of 48% in equity and structured equity investments, 15% in fixed income investments, 6% in real estate, and 31% in cash and other investments. Equity investments include investments in large-cap and mid-cap companies and mutual funds located throughout the world. Structured equity investments include equity option “collar” structures which reduce the outright exposure to falls in the levels of underlying equity markets. Fixed income securities include corporate bonds of companies from diversified industries. Real estate includes investments in real estate and funds that invest in real estate. Cash and other investments primarily include cash held by the plan, U.K. government treasuries and certain types of derivative instruments including interest rate and inflation swaps that are utilized to manage risks associated with the assets held by the plan.

The goals and investment objectives of the asset strategy are to ensure that there is an adequate level of assets to meet benefit obligations to participants and retirees over the life of the participants and maintain liquidity in the plan’s assets sufficient to cover current benefit obligations. Risk is managed by investing in a broad range of asset classes and the use of liability matching derivative instruments. Within the asset classes, investments are made in a broad range of individual securities. There are no equity securities of the Company in the equity asset category.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

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

In 2009, the Trustees for the U.K. pension plan approved a further realignment of its investment policy in order to reduce the volatility and risk in the investment performance as well as to increase the investment allocation in a liability driven cash-flow matching strategy. This realignment provides for an increase in the plan’s interest rate and inflation hedging program as well as a reduction in the exposure to downside risk in equity markets. The realigned asset portfolio is expected to yield a similar long-term return as compared to the previous asset portfolio but with a closer matching of investment cash flows to expected future liability outflows.

ASC 820, “Fair Value Measurements and Disclosures” (formerly, SFAS No. 157), prioritizes the inputs to valuation techniques used to measure fair value into a three-level hierarchy. This hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs, as follows:

Level 1.  The Company utilizes the market approach to determine the fair value of its assets under Level 1 of the fair value hierarchy. The market approach pertains to transactions in active markets involving identical or comparable assets.

Level 2.  The fair values determined through Level 2 of the fair value hierarchy are derived principally from or corroborated by observable market data. Inputs include quoted prices for similar assets and market-corroborated inputs, such as market comparables, interest rates, yield curves and other items that allow value to be determined.

Level 3.  The fair values determined through Level 3 of the fair value hierarchy are derived principally from unobservable inputs provided by the trustee.

The fair value of the Company’s U.S. and U.K. pension plan assets, by asset category, is as follows:

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)

Cash and cash equivalents	$1,363	$—	$—	$1,363
Corporate bonds	324	—	—	324
U.S. treasury notes	19	—	—	19
U.K. government guaranteed bonds	364	—	—	364
Interest rate and inflation swaps, net	—	175	—	175
Equities:
Common stock	750	—	—	750
Structured equity holdings	—	294	—	294
Collateral assets for structured equity holdings	1,564	—	—	1,564
Common/collective trusts	—	422	—	422
Real Estate	—	281	—	281
Other	6	(8)	—	(2)

Total assets at fair value	$4,390	$1,164	$—	$5,554

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Contributions.  In 2010, the Company expects to contribute approximately $28 million to U.S. pension plans, approximately $24 million to the U.K. pension plan and approximately $39 million to pension plans in the rest of the world.

Expected Future Pension Benefit Payments.  The following pension benefit payments, which reflect current obligations and expected future service, as appropriate, are expected to be paid from the underlying plans to the participants:

Years Ending December 31,	U.S.	U.K.	Rest of World

2010	$88	$265	$46
2011	69	258	43
2012	74	261	44
2013	69	264	46
2014	70	267	48
2015 — 2019	370	1,403	254

Other Benefits.  The Company also sponsors qualified defined contribution pension plans covering employees at certain operations and an unfunded non-qualified defined contribution plan for a select group of highly compensated employees. These plans allow participants to defer compensation, and generally provide employer matching contributions. In 2009, the Company temporarily suspended employer matching contributions on certain plans.

Restructuring Curtailments.  For the year ended 2009 and 2008, the Company recorded curtailment gains as a result of the headcount reductions that were undertaken during both years, and the corresponding reduction of pension benefit obligations to those employees. Such curtailments are reflected in restructuring charges in the accompanying consolidated statement of operations.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of the changes in the plans’ benefit obligation and fair value of assets during the years ended December 31, 2009 and December 31, 2008, and a statement of the funded status of the programs as of December 31, 2009 and 2008:

	2009		2008
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Change in benefit obligation:
Benefit obligation at beginning of period	$420	$112	$492	$160
Service and interest cost during gap period	—	—	5	2
Service cost	1	1	1	1
Interest cost	24	7	31	8
Actuarial (gain) loss	37	6	(30)	(17)
Foreign currency exchange rate changes	—	16	—	(30)
Plan amendments	(19)	(12)	(18)	(1)
Curtailment / settlement (gain) loss	(7)	(10)	(6)	—
Plan participant contributions	5	—	5	—
Benefits paid	(50)	(8)	(60)	(11)

Benefit obligation at December 31,	411	112	420	112
Change in plan assets:
Fair value of plan assets at beginning of period	—	—	—	—
Company contributions	46	8	58	11
Plan participant contributions	5	—	5	—
Settlements	(1)	—	(3)	—
Benefits paid	(50)	(8)	(60)	(11)

Fair value of plan assets at December 31,	—	—	—	—

Funded status at December 31,	$(411)	$(112)	$(420)	$(112)

The following table provides the amounts recognized in the consolidated balance sheet:

	As of December 31,
	2009		2008
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Current liabilities	$(37)	$(7)	$(39)	$(7)
Long-term liabilities	(374)	(105)	(381)	(105)

Total amount recognized	$(411)	$(112)	$(420)	$(112)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The pre-tax amounts recognized in accumulated other comprehensive earnings consist of:

	As of December 31,
	2009		2008
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Prior service benefit (cost)	$133	$46	$136	$34
Net gain (loss)	48	(10)	93	(8)

Accumulated other comprehensive earnings	$181	$36	$229	$26

The following table provides the components of net postretirement benefit (income) cost and other amounts recognized in other comprehensive (earnings) loss for the plans.

	Years Ended December 31,
	2009		2008		2007
		Rest of		Rest of		Rest of
	U.S.	World	U.S.	World	U.S.	World
	(Dollars in millions)

Net postretirement benefit (income) cost:
Service cost	$1	$1	$1	$1	$2	$1
Interest cost	24	7	31	8	31	7
Curtailment/Settlement (gain) loss	(9)	(4)	(3)	—	(8)	—
Amortization of prior service (benefit) cost	(14)	(5)	(12)	(5)	(15)	(5)
Amortization of net (gain) loss	(7)	—	(4)	1	(3)	1

Net postretirement benefit (income) cost	$(5)	$(1)	$13	$5	$7	$4

Other changes in plan assets and benefit obligations recognized in other comprehensive (earnings) loss:
Prior service (benefit) cost	(11)	(18)	(12)	10	(21)	(8)
Net (gain) loss	38	3	(29)	(21)	(28)	6
Amortization of prior service benefit (cost)	14	5	12	5	15	5
Amortization of net gain (loss)	7	—	4	(1)	3	(1)

Total recognized in other comprehensive (earnings) loss	$48	$(10)	$(25)	$(7)	$(31)	$2

Total recognized in net postretirement benefit (income) cost and other comprehensive (earnings) loss	$43	$(11)	$(12)	$(2)	$(24)	$6

The estimated amounts that will be amortized from accumulated other comprehensive earnings over the next fiscal year are as follows:

	Year Ending
	December 31, 2010
		Rest of
	U.S.	World
	(Dollars in millions)

Prior service (benefit) cost	$(15)	$(6)
Net actuarial (gain) loss	(5)	—

Total	$(20)	$(6)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Curtailments — Restructuring Related.  The Company recorded curtailment gains during the years ended December 31, 2009 and 2008 as a result of headcount reductions that were undertaken during 2009 and 2008, and the corresponding reduction of retiree medical benefit obligations to those employees. Such curtailments are reflected in restructuring charges in the accompanying consolidated statements of operations (see Note 15).

Curtailments and Settlements.  During the years ended December 31, 2009, 2008 and 2007, the Company recorded settlement gains of approximately $8 million, $3 million and $8 million, respectively, related to retiree buyouts. The Company recorded curtailment gains during the year ended December 31, 2009 of approximately $5 million related to the termination of retiree medical benefits for certain hourly employees.

Plan Assumptions.  The weighted-average discount rate assumptions used to determine net postretirement benefit (income) cost were:

	Years Ended December 31,
	2009		2008		2007
		Rest of		Rest of		Rest of
	U.S.	World	U.S.	World	U.S.	World

Discount rate	6.25%	6.50%	6.00%	5.50%	5.75%	5.00%

The discount rate and assumed health care cost trend rates used in the measurement of the benefit obligation as of the applicable measurement dates were:

	As of December 31,
	2009		2008
		Rest of		Rest of
	U.S.	World	U.S.	World

Discount rate	6.00%	5.75%	6.25%	6.50%
Initial health care cost trend rate at end of year	8.00%	8.00%	8.50%	8.50%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2018	2015	2015	2015

A one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One-Percentage-Point
	Increase		Decrease
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Effect on total of service and interest cost components for the year ended December 31, 2009	$2	$1	$(2)	$(1)
Effect on postretirement benefit obligation as of measurement date	$37	$11	$(32)	$(10)

Contributions.  The Company funds its OPEB obligations on a pay-as-you-go basis. In 2010, the Company expects to contribute approximately $44 million to its OPEB plans.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Expected Future Postretirement Benefit Payments.  The following postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Rest of
Years Ended December 31,	U.S.	World
	(Dollars in millions)

2010	$37	$7
2011	38	8
2012	37	8
2013	36	8
2014	35	8
2015 - 2019	162	41

12.	Fair Value Measurements

ASC 820 prioritizes the inputs to valuation techniques used to measure fair value into a three-level hierarchy. This hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs, as follows:

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Items Measured at Fair Value on a Recurring Basis

The fair value measurements for assets and liabilities recognized in the Company’s consolidated balance sheet in accordance with ASC 825, “Financial Instruments” (formerly, SFAS No. 107), are as follows:

	As of December 31,
	2009			2008
	Carrying	Fair	Measurement	Carrying	Fair
	Value	Value	Approach	Value	Value
	(Dollars in millions)

Marketable securities	$—	$—	Level 1	$10	$10
Foreign currency forward contracts — current assets	18	18	Level 2	2	2
Foreign currency forward contracts — noncurrent assets	3	3	Level 2	2	2
Commodity contracts — current assets	1	1	Level 2	—	—
Short-term debt, fixed and floating rate	18	18	Level 1	66	66
Floating rate long-term debt	415	415	Level 2	1,307	869
Fixed rate long-term debt	1,938	1,922	Level 2	1,549	764
Foreign currency forward contracts — current liability	24	24	Level 2	172	172
Foreign currency forward contracts — noncurrent liability	—	—	Level 2	32	32
Interest rate swap contracts — noncurrent liability	2	2	Level 2	7	7
Commodity contracts — current liability	6	6	Level 2	—	—
Commodity contracts — noncurrent liability	9	9	Level 2	—	—

The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s floating rate short-term debt instruments approximates fair value because of the variable interest rates pertaining to those instruments.

The fair value of long-term debt was determined primarily from quoted market prices, as provided by participants in the secondary marketplace. For long-term debt without a quoted market price the Company computed the fair value using a discounted cash flow analysis based on the Company’s then-current borrowing rates for similar types of borrowing arrangements. In accordance with ASC 470-20, “Debt”, upon issuance of the Company’s exchangeable notes a debt discount was recognized as a decrease in debt and in increase in equity. Accordingly, the Company’s fair value and carrying value of long-term fixed rate debt is net of the unamortized discount of $64 million as of December 31, 2009.

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

There were no changes in the Company’s valuation techniques during the year ended December 31, 2009.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

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

In addition, the Company enters into certain foreign currency forward contracts that are not treated as hedges under ASC 815 to hedge recognized foreign currency transactions. Gains and losses on these contracts are recorded in net earnings and are substantially offset by the effect of the revaluation of the underlying foreign currency denominated transaction.

The following table represents the movement of amounts reported in accumulated other comprehensive earnings (losses) from deferred cash flow hedges, net of tax.

	Years Ended December 31,
	2009	2008
	(Dollars in millions)

Balance at beginning of period	$(141)	$(4)
Net change in derivative fair value and other movements during the year	27	(135)
Net amounts reclassified to statement of operations during the year	115	(2)

Balance at end of period	$1	$(141)

The gains and losses reclassified into earnings include the discontinuance of cash flow hedges which were immaterial in 2009 and 2008.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, including investments in affiliates, which are written down to fair value as a result of impairment (see Note 6 for impairments of intangible assets and Note 15 for impairments of long-lived assets), asset retirement obligations, and restructuring liabilities (see Note 15). The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

As of December 31, 2009, the Company had $23 million and $11 million of restructuring accruals and asset retirement obligations, respectively, which were measured at fair value upon initial recognition of the associated liability. For the year ended December 31, 2009, the Company recorded fixed asset and intangible impairments of $47 million, associated with its determination of the fair value of its long-lived assets that exhibited indicators of impairment.

13.	Financial Instruments

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

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

For the year ended December 31, 2009, the Company classified certain forward electricity purchase agreements which are included in other (income) expense as derivative instruments and recognized losses of $14 million.

As of December 31, 2009, the Company had a notional value of $864 million in foreign exchange contracts outstanding and $325 million in interest rate swap agreements outstanding. Due to industry conditions and TRW’s credit ratings, the Company’s ability to increase the notional amount of its hedge portfolio may be limited.

Cash Flow Hedges.  For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (also referred to herein as “OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $3 million of losses, net of tax, which are included in OCI are expected to be reclassified into earnings in the next twelve months.

Fair Value Hedges.  For any derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the underlying hedged item is recognized in current earnings. As of December 31, 2009, the Company had no fair value hedges outstanding.

Derivative Instruments.  The fair value of the Company’s derivative instruments is as follows:

	As of December 31, 2009
	Assets		Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
	(Dollars in millions)

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$—	Other long-term liabilities	$2
Foreign exchange contracts	Other current assets	11	Other current assets	—
	Other current liabilities	3	Other current liabilities	22
	Other assets	3	Other assets	—
Commodity contracts	Other current assets	1	Other current liabilities	1

Total derivatives designated as hedging instruments		18		25
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	7	Other current assets	—
	Other current liabilities	2	Other current liabilities	7
Commodity contracts	Other current liabilities	—	Other current liabilities	5
	Other long-term liabilities	—	Other long-term liabilities	9

Total derivatives not designated as hedging instruments		9		21
Total derivatives		$27		$46

The Company utilizes a central treasury center (“treasury group”) to hedge its foreign currency exposure. The treasury group enters into intercompany derivative hedging instruments (“intercompany derivatives”) with

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

members of the consolidated group. To qualify for hedge accounting, the treasury group offsets the exposure arising from these intercompany derivative contracts on a net basis for each foreign currency through derivative contracts entered into with unrelated third parties.

Members of the consolidated group initially designate intercompany derivatives as cash flow hedges. The treasury group, who is the counterparty to the intercompany derivatives, does not designate the instruments as hedging instruments. The fair value of these intercompany derivatives is not included in the table above as they are eliminated in consolidation. A net intercompany liability of $21 million, related to contracts designated as hedging instruments by members of the consolidated group, was eliminated against a net intercompany asset of $21 million, related to these same contracts not designated as hedging instruments by the Company’s treasury group. The contracts that are entered into with the unrelated third parties are included in the table above as derivatives not designated as hedging instruments.

The impact of derivative instruments on the consolidated statements of operations and OCI is as follows:

Cash Flow Hedges:

		Gain (Loss) Reclass		Gain (Loss) Recognized
		from		in Income
		Accumulated		(Ineffective Portion and
	Gain (Loss)	OCI into Income		Amount Excluded
	Recognized	(Effective Portion)		from
	in OCI		Amount	Effectiveness Testing)
	(Effective Portion)		(Dollars in millions)		Amount
	Year Ended		Year Ended		Year Ended
Derivatives	December 31, 2009	Location	December 31, 2009	Location	December 31, 2009

Interest rate contracts	$(2)	Interest expense	$(2)	Other income (expense)	$—
Foreign currency exchange contracts	50	Sales	(106)	Other income (expense)	(1)
		Cost of sales	(10)
		Other income (expense)	4
Commodity contracts	(1)	Cost of sales	(1)	Other income (expense)	—

Total	$47	Total	$(115)	Total	$(1)

Undesignated Derivatives:

	Gain (Loss) Recognized in Income
	on Derivatives
		Amount
		Year Ended
		December 31,
Derivatives	Location	2009
		(Dollars in millions)

Foreign currency exchange contracts	Other income (expense)	$1
Commodity contracts	Other income (expense)	(14)

	Total	$(13)

Credit-Risk-Related Contingent Features

The Company has entered into International Swaps and Derivatives Association (“ISDA”) agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance and do not contain any margin call

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of December 31, 2009, the Company had not posted any collateral to support its derivatives in a liability position.

14.	Debt

Total outstanding debt of the Company consisted of the following:

	As of December 31,
	2009	2008
	(Dollars in millions)

Short-term debt	$18	$66

Long-term debt:
Senior notes, due 2014 and 2017	$1,674	$1,471
Exchangeable senior notes, due 2015	195	—
Term loan facilities	400	1,093
Revolving credit facility	—	200
Capitalized leases	41	47
Other borrowings	43	45

Total long-term debt	2,353	2,856
Less current portion	28	53

Long-term debt, net of current portion	$2,325	$2,803

The weighted average interest rates on the Company’s debt as of December 31, 2009 and 2008 were 7.0% and 6.0%, respectively, excluding the effect of interest rate swaps. The maturities of long-term debt outstanding as of December 31, 2009 are:

Years Ended December 31,	(Dollars in millions)

2010	$28
2011	26
2012	19
2013	10
2014	871
Thereafter	1,399

Total	$2,353

Senior Notes

8.875% Senior Notes.  In November 2009, the Company issued $250 million in aggregate principal amount of 8.875% senior unsecured notes due 2017 (the “8.875% Senior Notes”) in a private placement. Interest is payable semi-annually on June 1 and December 1 of each year, beginning on June 1, 2010. The 8.875% Senior Notes are guaranteed on a senior unsecured basis by substantially all existing and future wholly-owned domestic subsidiaries of the Company and by TRW Automotive Finance (Luxemburg), S.à.r.l., a Luxemburg subsidiary. Net proceeds from the offering were approximately $242 million after deducting debt issuance costs and estimated offering expenses.

Exchangeable Senior Notes.  In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015 (the “Exchangeable Senior Notes”) in a private placement. Prior to September 1, 2015, the notes are exchangeable only upon specified events

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

and, thereafter, at any time based upon an initial exchange rate of 33.8392 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to approximately $29.55 per share of common stock), subject to adjustment. Upon exchange, the Company’s exchange obligation may be settled, at its option, in shares of its stock, cash or a combination of cash and shares of its stock. The Exchangeable Senior Notes were recorded with a debt discount of $65 million which decreased debt and increased paid-in-capital in order to separate the liability and embedded equity components in accordance with ASC 470-20. The debt component will accrete up to the principal amount to effectively yield 9.0% over the term of the debt. The total interest expense recognized in 2009 was approximately $2 million, including approximately $1 million relating to the stated coupon rate. The Exchangeable Senior Notes are senior unsecured obligations of the Company. Interest is payable on June 1 and December 1 of each year, beginning on June 1, 2010. The Exchangeable Senior Notes will mature on December 1, 2015, unless earlier exchanged, repurchased by the Company at the holder’s option upon a fundamental change, or redeemed by the Company after December 6, 2013, at the Company’s option if certain conditions are met. Net proceeds from the offering were approximately $251 million after deducting debt issuance costs and estimated offering expenses.

2007 Senior Notes and Old Notes.  On March 12, 2007, the Company commenced tender offers to repurchase TRW Automotive’s outstanding 9 3/8% Senior Notes and 10 1/8% Senior Notes in original principal amounts of $925 million and €200 million, respectively, each due 2013, and 11% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes in original principal amounts of $300 million and €125 million, respectively, each due 2013 (collectively, the “Old Notes”).

In March 2007, the Company issued 7% senior unsecured notes and 6 3/8% senior unsecured notes, each due 2014, in principal amounts of $500 million and €275 million, respectively, and 7 1/4% senior unsecured notes due 2017 in the principal amount of $600 million (collectively, the “2007 Senior Notes”) in a private offering. Interest is payable semi-annually on March 15 and September 15 of each year. The 2007 Senior Notes are unconditionally guaranteed on a senior unsecured basis by substantially all existing and future wholly-owned domestic subsidiaries and by TRW Automotive Finance (Luxembourg), S.à.r.l., a Luxembourg subsidiary.

In March 2007, the Company paid cash consideration of $1,386 million, including a consent payment, to holders who had tendered their Old Notes and delivered their consents on or before March 23, 2007 (the “Consent Date”) and amended the related indentures. In conjunction with the repurchase of tendered Old Notes, the Company recorded a loss on retirement of debt of $147 million in the first quarter of 2007. This loss included $111 million for redemption premiums paid for the Old Notes tendered on or before the Consent Date, $20 million for the write-off of deferred debt issuance costs, $11 million relating to the principal amount in excess of the carrying value of the 9 3/8% Senior Notes, and $5 million of fees.

In April 2007, the Company increased the cash consideration paid for Old Notes tendered after the Consent Date, but on or before April 18, 2007 (the “Tender Expiration Date”), to an amount equal to the cash consideration paid to holders that tendered prior to the Consent Date. On April 18, 2007, the Company repurchased the Old Notes tendered after the Consent Date for $10 million and recorded a loss on retirement of debt of $1 million for redemption premiums paid. As of the Tender Expiration Date, approximately 99% of the Old Notes had been tendered. Accordingly, only $19 million of the principal amount of the Old Notes remained outstanding at December 31, 2007. On February 15, 2008, the Company redeemed all of its then remaining Old Notes for $20 million and recorded a loss on retirement of debt of $1 million.

In March 2008, the Company entered into a transaction to repurchase $12 million in principal amount of the 7% senior unsecured notes and recorded a gain on retirement of debt of $1 million. The repurchased notes were retired upon settlement.

During 2009, the Company entered into transactions to repurchase $38 million in principal amount of the 7 1/4% senior unsecured notes, €10 million in principal amount of the 6 3/8% senior unsecured notes and $6 million in principal amount of the 7% senior unsecured notes, totaling $57 million in principal amount. As a result of these

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

transactions, the Company recorded a gain on retirement of debt of $41 million, including the write-off of a portion of debt issuance costs and premiums. The repurchased notes were retired upon settlement.

Senior Secured Credit Facilities

In June 2009, the Company entered into its Sixth Amended and Restated Credit Agreement (the “Sixth Credit Agreement”) with the lenders party thereto. The Sixth Credit Agreement amended certain provisions of the Fifth Amended and Restated Credit Agreement (the “Prior Agreement”), including the financial covenants, applicable margins and commitment fee rates as well as certain other covenants applicable to the Company. The other material terms of the Sixth Credit Agreement remain the same as those in the Company’s Prior Agreement. In conjunction with the Sixth Credit Agreement, the Company paid fees and expenses totaling approximately $30 million, including lender consent fees, relating to the transaction. The Company recorded a loss on retirement of debt of $6 million related to the write-off of debt issuance costs associated with the term loans from the Prior Agreement.

In December 2009, the Company entered into the Seventh Amended and Restated Credit Agreement, dated as of December 21, 2009 (the “Seventh Credit Agreement”), with the lenders party thereto. The Seventh Credit Agreement amended certain provisions of the Sixth Credit Agreement, including the interest coverage ratio covenant, applicable margins as well as certain other covenants applicable to the Company. The Seventh Credit Agreement provides for senior secured credit facilities consisting of (i) a revolving credit facility in the amount of $1,256 million, of which $411 million matures May 9, 2012 (the “2012 Portion of the Revolving Credit Facility”) and $845 million matures November 30, 2014, subject to certain conditions described below (the “2014 Portion of the Revolving Credit Facility” and, together with the 2012 Portion of the Revolving Credit Facility, the “Revolving Credit Facility”), (ii) a $225 million Tranche A-2 Term Loan Facility (the “Term Loan A-2”), and (iii) a $175 million Tranche B-3 Term Loan Facility (the “Term Loan B-3” and, together with the Revolving Credit Facility and the Term Loan A-2, the “Senior Secured Credit Facilities”). Proceeds from the Term Loan A-2 and Term Loan B-3, together with cash on hand, were used to repay the outstanding balances of the then existing term loans and to pay fees and expenses related to the refinancing. In conjunction with the Seventh Credit Agreement, the Company paid fees and expenses totaling approximately $9 million, including lender consent fees.

As a result of the full repayment of the prior term loans, the Company recorded a loss on retirement of debt of approximately $9 million relating to the write-off of debt issuance costs.

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

The applicable margin in effect at December 31, 2009 for the Senior Secured Credit Facilities is 3.75% with respect to base rate borrowings and 4.75% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility is 0.50%. The commitment fee and the applicable margin for borrowing on the Senior Secured Credit Facilities are subject to leverage-based grids. After the filing of financial statements for the fiscal quarter ending April 2, 2010, the Seventh Credit Agreement provides for two lower leverage-based grids for borrowings on the 2014 Portion of the Revolving Credit Facility and on the Term Loan A-2, and one lower leveraged-based grid on the Term Loan B-3.

The Term Loan A-2 and the Term Loan B-3 amortize 1% per annum in equal quarterly installments beginning March 31, 2010 and will mature on May 30, 2015 and 2016, respectively, subject to earlier maturity on December 13, 2013, if (i) the Company has not refinanced its senior unsecured notes due 2014 with debt maturing after August 31, 2016 or (ii) the Company does not then have liquidity available to repay the senior unsecured notes due 2014 plus at least $500 million of additional liquidity. The 2014 Portion of the Revolving Credit Facility is also subject to earlier maturity on December 13, 2013 under the same circumstances. The Senior Secured Credit

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Facilities, like the senior credit facilities under the Sixth Credit Agreement are unconditionally guaranteed by substantially all existing and subsequently acquired wholly-owned domestic subsidiaries. Obligations of the foreign subsidiary borrowers are unconditionally guaranteed by the Company and certain foreign subsidiaries. The Senior Secured Credit Facilities, like the senior credit facilities under the Sixth Credit Agreement are secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive Inc. (“TAI”), an indirect wholly owned subsidiary of TRW Automotive Holdings Corp., and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of TAI and substantially all of its domestic subsidiaries and 65% of the stock of foreign subsidiaries owned directly by domestic entities. In addition, foreign borrowings under the Senior Secured Credit Facilities will be secured by assets of the foreign borrowers.

Lehman Commercial Paper Inc. (“LCP”) has a $48 million unfunded commitment under the 2012 Portion of the Revolving Credit Facility. LCP filed for bankruptcy in October 2008 and has failed to fund their portion of borrowings under the Revolving Credit Facility. The Company believes LCP will likely not perform in the future under the terms of the facility and, therefore, has excluded LCP’s commitment from the description of the Revolving Credit Facility and all references to availability contained in this Report.

Debt Covenants

Senior Notes.  The indentures governing the 2007 Senior Notes and the 8.875% Senior Notes contain covenants that impose significant restrictions on the Company’s business. The covenants, among other things, restrict, subject to a number of qualifications and limitations, the ability of TAI and its subsidiaries to pay certain dividends and distributions, or repurchase equity interests of the Company and certain of its subsidiaries (unless certain conditions are met), incur liens, engage in mergers or consolidations, and enter into sale and leaseback transactions. The indentures for each of the Company’s outstanding notes also contain customary events of default.

Senior Secured Credit Facilities.  The Seventh Credit Agreement, like the Sixth Credit Agreement, contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of TAI and its subsidiaries to incur additional indebtedness or issue preferred stock, repay other indebtedness, pay certain dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing TAI’s indebtedness, and change the business conducted by the Company. In addition, the Seventh Credit Agreement, like the Sixth Credit Agreement, contains financial covenants relating to a leverage ratio (through the third quarter of 2011, a senior secured leverage ratio) and a minimum interest coverage ratio, which ratios are calculated on a trailing four quarter basis, and requires certain prepayments from excess cash flows, as defined. The Seventh Credit Agreement also includes customary events of default.

As of December 31, 2009, the Company was in compliance with all of its financial covenants.

Other Borrowings

The Company has borrowings under uncommitted credit agreements in many of the countries in which it operates. The borrowings are from various domestic and international banks at quoted market interest rates.

In January 2008, the Company entered into a series of interest rate swap agreements with a total notional value of $300 million, of which $250 million matured in January 2010, to hedge the variability of interest payments associated with its variable-rate term debt. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, these swaps qualify for cash flow hedge accounting treatment.

In September 2008, Lehman Brothers Holdings Inc., a guarantor of Lehman Brothers Special Financing Inc. (“LBSF”), the counterparty to $50 million notional value of the Company’s interest rate swaps entered into in January 2008, filed for bankruptcy protection. The bankruptcy filing may have limited LBSF’s ability to perform under the terms of the contracts and required that the Company assume these derivative contracts were ineffective

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

for hedge accounting purposes. As such, the Company terminated all such contracts in September 2008. The impact resulting from accounting for the fair value of these contracts and the cost of terminating these contracts was not material.

In September 2008 the Company entered into an additional series of interest rate swap agreements with a total notional value of $50 million to hedge the variability of interest payments associated with its variable-rate term debt. The swap agreements mature in October 2010. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, these swaps qualify for cash flow hedge accounting treatment.

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

As of December 31, 2009, the Company recorded an obligation of approximately $2 million related to its interest rate swaps along with a corresponding reduction in other comprehensive income. Ineffectiveness from the interest rate swaps recorded to other income in the consolidated statement of operations was insignificant.

In January and February 2010, the Company entered into interest rate swap agreements with a total notional value of $350 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of the agreement is equal to the designated face value of the debt instrument. The swap agreement is expected to settle in March 2017, the maturity date of the corresponding debt instrument. Since the interest rate swap hedges the designated debt balance and qualifies for fair value hedge accounting, changes in the fair value of the swap also result in a corresponding adjustment to the value of the debt.

15.	Restructuring Charges and Asset Impairments

Restructuring charges and asset impairments include the following:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Severance and other charges	$92	$69	$35
Curtailment gains — net	(9)	(11)	—
Asset impairments related to restructuring activities	4	21	7

Total restructuring charges	87	79	42
Other fixed asset impairments	13	66	9

Total restructuring charges and fixed asset impairments	100	145	51
Intangible asset impairments	30	787	—

Total restructuring charges and asset impairments	$130	$932	$51

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Restructuring charges and asset impairments by segment are as follows:

Chassis Systems

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Severance and other charges	$50	$27	$19
Curtailment gains — net	(4)	(6)	—
Asset impairments related to restructuring activities	4	20	2

Total restructuring charges	50	41	21
Other fixed asset impairments	9	48	9

Total restructuring charges and fixed asset impairments	$59	$89	$30

For the years ended December 31, 2009, 2008 and 2007, this segment incurred charges of approximately $19 million, $23 million and $19 million, respectively, primarily related to severance, retention and outplacement services at various production facilities. In 2009, severance costs associated with plant closures were incurred primarily at this segment’s North American and European braking facilities. During 2009 and 2008, this segment also recorded $31 million and $4 million, respectively, of postemployment benefit expense related to severance in accordance with ASC 712, “Compensation,” (formerly, SFAS No. 112). These charges were primarily related to the ongoing global workforce reduction initiatives that began in the fourth quarter of 2008.

For the years ended December 31, 2009 and 2008, this segment recorded curtailment gains of $4 million and $6 million, respectively, as a result of the headcount reductions that were undertaken during these periods and the corresponding reduction of pension and retiree medical benefit obligations to those employees.

During 2009 and 2008, this segment recorded net fixed asset impairments related to restructuring activities of $4 million and $20 million, respectively, primarily associated with plant closures in this segment’s North American braking facilities. Other fixed asset impairments of $9 million was recorded in 2009 to write-down certain machinery and equipment to fair value based on estimated future cash flows. The other fixed asset impairments of $48 million recorded during 2008 related to the write-down of certain internally used software, the write-down of certain machinery and equipment to fair value based on estimated future cash flows and the write-down of certain buildings and leasehold improvements based on real estate market conditions. Total fixed asset impairments of $11 million recorded during 2007, related to the write down of certain machinery and equipment to fair value based on estimated future cash flows and the write-down of certain buildings and leasehold improvements based on real estate market conditions.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Occupant Safety Systems

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Severance and other charges	$19	$28	$—
Curtailment gains — net	—	(1)	—
Asset impairments related to restructuring activities	—	1	4

Total restructuring charges	19	28	4
Other fixed asset impairments	—	15	—

Total restructuring charges and fixed asset impairments	19	43	4
Intangible asset impairments	—	174	—

Total restructuring charges and asset impairments	$19	$217	$4

For each of the years ended December 31, 2009 and 2008, this segment recorded $6 million related to severance, retention and outplacement services at various production facilities. Also during these periods, this segment recorded $13 million and $5 million, respectively, of postemployment benefit expense related to severance in accordance with ASC 712. These charges were primarily related to the ongoing global workforce reduction initiatives that began in the fourth quarter of 2008. In 2008, this segment also recorded $17 million of severance and other charges associated with the closure of a facility in Europe.

In 2008, this segment recorded curtailment gains of $1 million as a result of the headcount reductions that were undertaken during 2008 and the corresponding reduction of pension and retiree medical benefit obligations to those employees.

For the years ended December 31, 2008 and 2007, this segment recorded net fixed asset impairments related to restructuring activities of $1 million and $4 million, respectively, to write down certain machinery and equipment to fair value based on estimated future cash flows. Also during 2008, this segment recorded asset impairments of $174 million related to customer relationships (see Note 6) and $15 million related to the write-down of certain machinery and equipment to fair value based on estimated future cash flows at the Company’s North American facilities.

Electronics

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Severance and other charges	$5	$4	$—
Curtailment gains	(1)	(1)	—
Asset impairments related to restructuring activities	—	—	—

Total restructuring charges	4	3	—
Other fixed asset impairments	—	1	—

Total restructuring charges and fixed asset impairments	$4	$4	$—

For both of the years ended December 31, 2009 and 2008, this segment incurred charges of $4 million related to severance, retention and outplacement services at various production facilities. Also during 2009, this segment recorded $1 million of postemployment benefit expense related to severance in accordance with ASC 712. These

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

charges were primarily related to the ongoing global workforce reduction initiatives that began in the fourth quarter of 2008.

During both 2009 and 2008, this segment recorded curtailment gains of $1 million as a result of the headcount reductions that were undertaken during these periods and the corresponding reduction of pension and retiree medical benefit obligations to those employees.

In 2008, this segment recorded other fixed asset impairments of $1 million related to the write-down of certain machinery and equipment to fair value based on estimated future cash flows.

Automotive Components

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Severance and other charges	$18	$8	$16
Curtailment gains	(1)	(2)	—
Asset impairments related to restructuring activities	—	—	1

Total restructuring charges	17	6	17
Other fixed asset impairments	4	2	—

Total restructuring charges and fixed asset impairments	21	8	17
Intangible asset impairments	—	613	—

Total restructuring charges and asset impairments	$21	$621	$17

For the years ended December 31, 2009, 2008 and 2007, this segment incurred charges of $10 million, $7 million, and $16 million, respectively, related to severance, retention and outplacement services at various production facilities. Also during 2009 and 2008, this segment recorded $8 million and $1 million, respectively, of postemployment benefit expense related to severance in accordance with ASC 712. These charges were primarily related to the ongoing global workforce reduction initiatives that began in the fourth quarter of 2008.

For the years ended December 31, 2009 and 2008, this segment recorded curtailment gains of $1 million and $2 million, respectively, as a result of the headcount reductions that were undertaken during these periods and the corresponding reduction of pension and retiree medical benefit obligations to those employees.

During 2009, this segment recorded $4 million of other fixed asset impairments to write-down certain machinery and equipment to fair value based on estimated future cash flows. For the year ended 2008, this segment recorded asset impairments of $613 million related to goodwill and customer relationships (see Note 6) and $2 million related to the write-down of certain investments where the decline in fair value was determined to be other-than-temporary. In 2007, this segment recorded net fixed asset impairments of $1 million related to restructuring activities to write-down certain machinery and equipment to fair value based on estimated future cash flows.

Corporate

For the years ended December 31, 2009 and 2008, the Company recorded curtailment gains of $3 million and $1 million, respectively, as a result of the headcount reductions that were undertaken during these periods and the corresponding reduction of pension and retiree medical benefit obligations to corporate employees. During 2008, the Company incurred charges of $2 million related to severance, retention and outplacement services at various corporate facilities.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Also during 2009, the Company recorded intangible asset impairments of $30 million related to one of its trademarks (see Note 6).

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges:

	Years Ended December 31,
	2009	2008
	(Dollars in millions)

Beginning balance	$32	$34
Current period accruals, net of changes in estimates	39	59
Purchase price allocation	—	1
Used for purposes intended	(55)	(53)
Effects of foreign currency translation	7	(9)

Ending balance	$23	$32

Of the $23 million restructuring reserve accrued as of December 31, 2009, approximately $17 million is expected to be paid in 2010. The balance is expected to be paid in 2011 through 2013 and is comprised primarily of involuntary employee termination arrangements in the United States and Europe.

16.	Lease Commitments

The Company leases certain offices, manufacturing and research buildings, machinery, automobiles and computer and other equipment. Such leases, some of which are noncancelable and in many cases include renewals, are set to expire at various dates. Rental expense for operating leases was $117 million, $131 million, and $112 million for the years ended December 31, 2009, 2008, and 2007, respectively.

As of December 31, 2009, the future minimum lease payments for noncancelable capital and operating leases with initial or remaining terms in excess of one year were as follows:

	Capital	Operating
Years Ended December 31,	Leases	Leases
	(Dollars in millions)

2010	$11	$82
2011	10	74
2012	9	58
2013	4	48
2014	3	46
Thereafter	10	91

Total minimum payments required	$47	$399

Less amounts representing interest	6

Present value of net minimum capital lease payments	41
Less current installments	9

Obligations under capital leases, excluding current installments	$32

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

17.	Capital Stock

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the “Common Stock”), of which 117,894,443 shares are issued and outstanding as of December 31, 2009, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the Company’s stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

In August 2009, the Company issued 16.1 million shares of its common stock in a public offering at $17.50 per share. These shares are included in the issued and outstanding number above. Net cash proceeds from this issuance, after commissions and related expenses, were approximately $269 million. Of this amount, approximately $87 million was used to prepay a portion of the term loan A-1 and term loan B-1 facilities. The remaining proceeds were used to reduce borrowings under the Revolving Credit Facility.

From time to time, capital stock is issued in conjunction with the exercise of stock options and the vesting of restricted stock units issued as part of the Company’s stock incentive plan.

18.	Share-Based Compensation

Equity Awards

Effective in February 2003, the Company established the TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (as amended, the “Plan”), which permits the grant of up to 18,500,000 non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to the employees, directors or consultants of the Company or its affiliates.

As of December 31, 2009, the Company had 6,014,788 shares of Common Stock available for issuance under the Plan. In addition, 7,818,820 options and 1,061,160 nonvested restricted stock units were outstanding as of December 31, 2009. Approximately one-half of the options have a 10-year term and vest ratably over five years, whereas the rest of the options have an 8-year term and vest ratably over three years. The majority of restricted stock units vest ratably over three years.

On August 26, 2009, the Company granted 277,900 stock options, and 5,000 restricted stock units to employees of the Company pursuant to the Plan. The options have an 8-year life and both the stock options and restricted stock units vest ratably over three years. The options have an exercise price equal to the average of the high and low stock price of the Company on the grant date which was $19.02.

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

On February 26, 2008, the Company granted 997,500 stock options and 525,500 restricted stock units to employees, executive officers and directors of the Company pursuant to the Plan. The options have an 8-year life, and both the options and a majority of the restricted stock units vest ratably over three years. The options have an exercise price equal to the average of the high and low stock price of the stock on the grant date, which was $24.38.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

On February 27, 2007, the Company granted 917,700 stock options and 449,300 restricted stock units to employees, executive officers and directors of the Company pursuant to the Plan. The options have an 8-year life, and both the options and a majority of the restricted stock units vest ratably over three years. The options have an exercise price equal to the average of the high and low stock price of the stock on the grant date, which was $30.54.

The total share-based compensation expense recognized for the Plan was as follows:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Stock options	$6	$9	$11
Restricted stock units	8	11	11

Total share-based compensation expense	$14	$20	$22

The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected volatilities are primarily developed using historical data of the Company as well as expected volatility of similar entities. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk free rate is based on U.S. Treasury zero-coupon yield curves with a remaining term equal to the expected option life.

Fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	August 26,	February 26,	February 26,	February 27,
	2009	2009	2008	2007

Expected volatility	65.9%	47.3%	28.2%	24.4%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected option life	5.0 years	5.0 years	5.0 years	5.0 years
Risk-free rate	2.44%	2.07%	2.88%	4.46%

A summary of stock option activity under the Plan and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
	Thousands	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in millions)

Outstanding at January 1, 2009	7,667	$21.40
Granted	957	7.46
Exercised	(343)	16.50
Forfeited or expired	(462)	22.22

Outstanding at December 31, 2009	7,819	19.86	4.4	$31

Exercisable at December 31, 2009	6,065	$20.79	3.7	$19

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 was $3.97, $7.38, and $9.45, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $2 million, $3 million and $51 million, respectively.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

		Weighted-
	Thousands of	Average
	Restricted	Grant-Date
Nonvested Shares	Stock Units	Fair Value

Nonvested at January 1, 2009	936	$26.34
Granted	650	2.85
Vested	(440)	26.80
Forfeited	(85)	15.34

Nonvested at December 31, 2009	1,061	12.64

The total fair value of restricted stock units vested during the years ended December 31, 2009, 2008 and 2007 were $1 million, $11 million and $10 million, respectively.

As of December 31, 2009, there was $12 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. Such cost is expected to be recognized over a weighted-average period of 1.5 years.

Cash Awards

Cash Incentive Awards — Executives and Vice Presidents.  In February 2009, the Company approved cash incentive awards for named executive officers and vice presidents (the “Executive and V.P. Cash Incentive Awards”), effective February 26, 2009 (the “Effective Date”). Under the Executive and V.P. Cash Incentive Awards, as of the Effective Date, the Company set a target amount for each individual receiving such award. Subject to certain early vesting provisions, one-third of the target value will be adjusted on each of the first, second and third anniversaries of the Effective Date, based upon the average price of the Company’s common stock during the portion of the month of February preceding such anniversary as compared to the stock price on the Effective Date. The adjustment to the target award ranges from 0% to 250%. The adjusted values will accumulate without interest until the third anniversary of the Effective Date, when they will vest and become payable, provided that the employee remains employed by the Company.

Cash Incentive Awards — Directors.  In February 2009, the Company also approved cash incentive awards for the independent directors of the Company (the “Director Cash Incentive Awards”), effective February 26, 2009. The terms of the Director Cash Incentive Awards generally mirror the terms of the Executive and V.P. Cash Incentive Awards with the exception of the vesting period and early vesting circumstances. The Director Cash Incentive Awards vest and become payable one year after the Effective Date.

Retention Awards — Executives and Vice Presidents.  In February 2009, the Company also approved retention awards for named executive officers and vice presidents (the “Retention Awards”), effective February 26, 2009. Under the Retention Awards, the Company will grant to each individual a cash award in return for the individual remaining employed with the Company for 36 months from the effective date. Subject to certain early vesting provisions, half of each award will vest and become payable on the 18 month anniversary of the Effective Date. However, any amount paid at 18 months is subject to recoupment in the event of certain terminations of employment prior to the 36 month anniversary. The other half of each award will vest and become payable on the 36 month anniversary of the Effective Date, with the exception of the awards for the executive officers, which will vest only if the price of the Company’s common stock is greater than $10 on any day during the last six months of the vesting period.

Fair Value Determination of Cash Awards.  The fair value of the Executive and V.P. Cash Incentive Awards, the Director Cash Incentive Awards and the Retention Awards (collectively, the “Cash Awards”) are calculated on a

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

quarterly basis using the Monte Carlo simulation approach and the liability is adjusted accordingly based on changes to the fair value and the percentage of time vested. The Monte Carlo simulation approach utilizes inputs on volatility assumptions, risk free rates and the price of the Company’s common stock as of each valuation date. Volatility assumptions are based on the Company’s historical volatility and risk free rates are interpolated from U.S. constant maturity treasury rates.

During 2009, the Company recognized compensation expense associated with the Cash Awards of approximately $17 million. The liability and fair value of the Cash Awards as of December 31, 2009 were approximately $17 million and $51 million, respectively (with a maximum payout amount of approximately $52 million).

19.	Related Party Transactions

Blackstone.  In connection with the acquisition by affiliates of The Blackstone Group L.P. (“Blackstone”) of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop Grumman Corporation (the “Acquisition”), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services. Approximately $5 million is included in the consolidated statements of operations for each of the years ended December 31, 2009, 2008, and 2007.

On May 29, 2007, the Company entered into a Third Amended and Restated Stockholders Agreement (the “Third Restated Agreement”) with AI LLC, which restated the Second Amended and Restated Stockholders Agreement dated as of January 28, 2004 among the Company, AI LLC and an affiliate of Northrop. Among other things, under the Third Restated Agreement the Company has certain obligations with respect to both demand and incidental (or piggyback) registration rights held by AI LLC.

Core Trust Purchasing Group.  In 2006, the Company entered into a five-year participation agreement (“participation agreement”) with Core Trust Purchasing Group, formerly named Cornerstone Purchasing Group LLC (“CPG”) designating CPG as exclusive agent for the purchase of certain indirect products and services. CPG is a “group purchasing organization” which secures from vendors pricing terms for goods and services that are believed to be more favorable than participants could obtain for themselves on an individual basis. Under the participation agreement the Company must purchase 80% of the requirements of its participating locations for the specified products and services through CPG. If the Company does not do so, the sole remedy of CPG is to terminate the agreement. The agreement does not obligate the Company to purchase any fixed or minimum quantities nor does it provide any mechanism for CPG to require the Company to purchase any particular quantity. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendor in respect of purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of purchases by the Company under the participation agreement to an affiliate of Blackstone. For the years ended December 31, 2009, 2008 and 2007, the affiliate of Blackstone received de minimis fees from CPG in respect of Company purchases.

20.	Contingencies

Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, covering a wide range of matters that arise in the ordinary course of the Company’s business activities with respect to commercial, patent, product liability, environmental and occupational safety and health law matters. In addition, the Company and its subsidiaries are conducting a number of environmental investigations and remedial actions at current and former locations of certain of the Company’s subsidiaries. Along with other

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

companies, certain subsidiaries of the Company have been named potentially responsible parties for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably with respect to the Company or the relevant subsidiary. A reserve estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of Company environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. For Superfund sites where the Company or its subsidiaries and either Chrysler Corporation (“Chrysler”) or General Motors Corporation (“GM”) are both potentially responsible parties, the Company’s costs or liabilities may increase because of the discharge of certain claims in the Chapter 11 bankruptcy proceedings of those companies. The Company is monitoring these situations and increasing reserves as appropriate.

As of December 31, 2009 and 2008, the Company had reserves for environmental matters of $52 million and $45 million, respectively. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the master purchase agreement relating to the Acquisition under which Northrop has agreed to indemnify the Company for 50% of any environmental liabilities associated with the operation or ownership of the Company’s automotive business existing at or prior to the Acquisition, subject to certain exceptions. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company’s financial position, results of operations or cash flows of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position, results of operations or cash flows or the possible effect of compliance with environmental requirements imposed in the future.

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

The Company is a U.S.-based international business providing advanced technology products and services for the automotive markets. The Company reports in four segments: Chassis Systems, Occupant Safety Systems, Electronics and Automotive Components.

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

Chassis Systems — Active safety systems and other systems and components in the area of foundation brakes, anti-lock braking systems and other brake control (including electronic vehicle stability control), steering gears and systems, linkage and suspension and modules;

Occupant Safety Systems — Passive safety systems and components in the areas of airbags, seat belts, crash sensors and steering wheels; and

Electronics — Safety, radio frequency, chassis, powertrain electronics and driver assistance systems.

Automotive Components — Engine valves, engineered fasteners and plastic components and body controls.

The accounting policies of the segments are the same as those described in Note 2 under “Summary of Significant Accounting Policies.” The Company evaluates operating performance based on segment earnings (losses) before taxes and segment assets.

The following income and expense items are not included in segment earnings (losses) before taxes:

•	Corporate expense and other, which primarily represents costs associated with corporate staff and related expenses, including certain litigation and net employee benefits income (expense).

•	Financing costs, which represents debt-related interest and accounts receivable securitization costs.

•	Gain (loss) on retirement of debt.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table presents certain financial information by segment:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$6,819	$8,505	$7,750
Occupant Safety Systems	2,893	3,782	3,974
Electronics	588	871	987
Automotive Components	1,314	1,837	1,991

Total sales to external customers	$11,614	$14,995	$14,702

Intersegment sales:
Chassis Systems	$37	$40	$53
Occupant Safety Systems	29	41	47
Electronics	276	313	308
Automotive Components	27	52	44

Total intersegment sales	$369	$446	$452

Total segment sales:
Chassis Systems	$6,856	$8,545	$7,803
Occupant Safety Systems	2,922	3,823	4,021
Electronics	864	1,184	1,295
Automotive Components	1,341	1,889	2,035

Total segment sales	$11,983	$15,441	$15,154

Earnings (losses) before taxes:
Chassis Systems	$211	$144	$232
Occupant Safety Systems	138	(42)	329
Electronics	47	111	168
Automotive Components	(56)	(592)	82

Segment earnings (losses) before taxes	340	(379)	811
Corporate expense and other	(54)	(90)	(178)
Financing costs	(190)	(184)	(233)
Gain (loss) on retirement of debt — net	26	—	(155)
Net earnings attributable to noncontrolling interest, net of tax	18	15	19

Earnings (losses) before income taxes	$140	$(638)	$264

Capital expenditures:
Chassis Systems	$97	$214	$257
Occupant Safety Systems	55	149	137
Electronics	22	50	55
Automotive Components	25	54	51
Corporate	2	15	13

	$201	$482	$513

Depreciation and amortization:
Chassis Systems	$244	$288	$273
Occupant Safety Systems	111	125	127
Electronics	56	62	53
Automotive Components	79	96	99
Corporate	5	5	5

	$495	$576	$557

The Company accounts for intersegment sales or transfers at current market prices.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table presents certain balance sheet information by segment:

	As of December 31,
	2009	2008	2007
	(Dollars in millions)

Segment assets:
Chassis Systems	$3,905	$3,729	$4,242
Occupant Safety Systems	2,484	2,734	3,180
Electronics	813	374	364
Automotive Components	833	842	1,750

Segment assets	8,035	7,679	9,536
Corporate assets	493	1,418	2,439

Segment and corporate assets	8,528	9,097	11,975
Deferred tax assets	204	175	315

Total assets	$8,732	$9,272	$12,290

Corporate assets principally consist of cash and cash equivalents and pension assets.

Geographic Information.  The following table presents certain information concerning principal geographic areas:

	United		Rest of
	States	Germany	World	Total
	(Dollars in millions)

Sales to external customers:
Year ended December 31, 2009	$2,295	$2,038	$7,281	$11,614
Year ended December 31, 2008	3,605	2,859	8,531	14,995
Year ended December 31, 2007	3,612	2,964	8,126	14,702
Property, plant and equipment — net:
As of December 31, 2009	$480	$510	$1,344	$2,334
As of December 31, 2008	549	551	1,418	2,518

Sales are attributable to geographic areas based on the location of the assets generating the sales. Inter-area sales are not significant to the total sales of any geographic area.

Customer Concentration.  Sales to the Company’s largest end-customers (including sales within the vehicle manufacturer’s group) on a worldwide basis are as follows:

		Ford		Aggregate
	Volkswagen	Motor	General	Percent of
	AG	Company	Motors	Total Sales
	(Dollars in millions)

Year ended December 31, 2009	$2,216	$1,817	$1,292	46%
Year ended December 31, 2008	2,675	1,821	2,018	43%
Year ended December 31, 2007	2,478	2,128	1,487	41%

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

22.	Quarterly Financial Information (Unaudited)

	First Quarter
	Three Months Ended
	April 3,	March 28,	March 30,
	2009	2008	2007
	(Dollars in millions, except per share amounts)

Sales	$2,390	$4,144	$3,567
Gross profit	30	341	316
Restructuring charges and fixed asset impairments	(24)	(8)	(8)
Intangible asset impairments	(30)	—	—
Gain (loss) on retirement of debt — net	34	—	(147)
Earnings (losses) before income taxes	(134)	146	(30)
Net earnings (losses) attributable to TRW	(131)	94	(86)
Basic earnings (losses) per share	$(1.30)	$0.93	$(0.87)
Diluted earnings (losses) per share	$(1.30)	$0.92	$(0.87)

	Second Quarter
	Three Months Ended
	July 3,	June 27,	June 29,
	2009	2008	2007
	(Dollars in millions, except per share amounts)

Sales	$2,732	$4,446	$3,754
Gross profit	200	401	337
Restructuring charges and fixed asset impairments	(26)	(24)	(11)
Gain (loss) on retirement of debt — net	1	—	(8)
Earnings (losses) before income taxes	8	188	149
Net earnings (losses) attributable to TRW	(11)	127	97
Basic earnings (losses) per share	$(0.11)	$1.26	$0.97
Diluted earnings (losses) per share	$(0.11)	$1.24	$0.94

	Third Quarter
	Three Months Ended
	October 2,	September 26,	September 28,
	2009	2008	2007
	(Dollars in millions, except per share amounts)

Sales	$3,108	$3,592	$3,495
Gross profit	301	181	232
Restructuring charges and fixed asset impairments	(24)	(32)	(13)
Gain (loss) on retirement of debt — net	(1)	—	—
Earnings (losses) before income taxes	90	(29)	44
Net earnings (losses) attributable to TRW	56	(54)	23
Basic earnings (losses) per share	$0.51	$(0.53)	$0.23
Diluted earnings (losses) per share	$0.50	$(0.53)	$0.22

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

	Fourth Quarter
	Three Months Ended December 31,
	2009	2008	2007
	(Dollars in millions, except per share amounts)

Sales	$3,384	$2,813	$3,886
Gross profit	375	95	323
Restructuring charges and fixed asset impairments	(26)	(81)	(19)
Goodwill impairments	—	(458)	—
Intangible asset impairments	—	(329)	—
Gain (loss) on retirement of debt	(8)	—	—
Earnings (losses) before income taxes	176	(943)	101
Net earnings (losses) attributable to TRW	141	(946)	56
Basic earnings (losses) per share	$1.20	$(9.35)	$0.56
Diluted earnings (losses) per share	$1.18	$(9.35)	$0.55

23.	Unconsolidated Affiliates

The Company’s beneficial ownership in affiliates accounted for under the equity method follows:

	Years Ended December 31,
	2009	2008	2007

SM-Sistemas Modulares Ltda. (Brazil)	50%	50%	50%
Shanghai TRW Automotive Safety Systems Co., Ltd (China)	50%	50%	50%
CSG TRW Chassis Systems Co., Ltd. (China)	50%	50%	50%
TH Braking Company S.A.S. (France)	50%	50%	50%
Brakes India Limited (India)	49%	49%	49%
TRW Sun Steering Wheels Private Limited (India)	49%	49%	—
Rane TRW Steering Systems Limited (India)	50%	50%	50%
Mediterranea de Volants, S.L. (Spain)	49%	49%	49%
Methode Lucas Controls, Inc. (United States)	—	—	50%
EnTire Solutions, LLC (United States)	100%	100%	50%
Shin Han Valve Industrial Co., Ltd (Korea)	25%	25%	25%
ABC Sistemas E Módulos Ltda. (Brazil)	33%	33%	33%
Componentes Venezolanos de Dirección, S.A. (Venezuela)	40%	40%	40%
Shin Han Beijing Automobile Parts System Co., Ltd (China)	30%	30%	30%

The Company purchased the remaining shares of Entire Solutions, LLC (“EnTire”) on November 21, 2008. EnTire is excluded from the 2008 and 2009 summarized aggregate financial information below because it was accounted for as a fully consolidated subsidiary in 2008 and 2009.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Summarized aggregate financial information from the balance sheets and statements of operations of the Company’s affiliates accounted for under the equity method follows:

	For The Years Ended and as of December 31,
	2009	2008	2007
	(Dollars in millions)

Statement of Operations
Sales	$783	$819	$830
Gross profit	197	244	271
Earnings from continuing operations	37	37	57
Net earnings	$37	$37	$57
Balance Sheets
Current assets	$390	$345	$397
Noncurrent assets	243	232	246
Current liabilities	$262	$174	$222
Noncurrent liabilities	133	182	175

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TRW Automotive Holdings Corp.
Livonia, Michigan

We have audited the accompanying consolidated balance sheets of TRW Automotive Holdings Corp. as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRW Automotive Holdings Corp. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TRW Automotive Holdings Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
February 25, 2010

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TRW Automotive Holdings Corp.
Livonia, Michigan

We have audited TRW Automotive Holdings Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TRW Automotive Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, TRW Automotive Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2009 and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
February 25, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of December 31, 2009, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the specified time periods.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2009. The assessment was based on criteria established in the framework entitled, Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Based on this assessment, using the criteria referenced above, management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting.  There was no change in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding executive officers and directors is incorporated by reference from the information under the captions “Executive Officers” and “The Board of Directors” in TRW’s definitive Proxy Statement for the 2010 Annual Meeting of the Stockholders (the “Proxy Statement”), which will be filed within 120 days after December 31, 2009. The information required by Item 10 regarding the audit committee, audit committee financial expert disclosure and our code of ethics is incorporated by reference from the information under the caption “Committees of the Board of Directors” in the Proxy Statement. Disclosure of delinquent Section 16 filers, if any, pursuant to Item 405 of Regulation S-K will be contained in the Proxy Statement.

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

The information required by Item 12 relating to securities authorized for issuance under equity compensation plans is incorporated herein by reference from “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 regarding transactions with related persons is incorporated by reference from the information under the caption “Transactions with Related Persons” in the Proxy Statement.

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

PART IV

ITEM 15.	EXHIBIT, FINANCIAL STATEMENT SCHEDULES

(a)  (1) Financial Statements

(2) Financial Statement Schedule —

SCHEDULE II

Valuation and Qualifying Accounts for
the years ended December 31, 2009, 2008 and 2007

			Charged
	Balance at	Charged to	(Credited)			Balance at
	Beginning	Costs and	to Other			End of
	of Period	Expenses	Accounts	Deductions		Period
	(Dollars in millions)

Year ended December 31, 2009
Allowance for doubtful accounts	$37	$11	$—	$(8	)(a)	$40
Deferred tax asset valuation allowance	878	44	89	—		1,011
Year ended December 31, 2008
Allowance for doubtful accounts	$43	$8	$—	$(14	)(a)	$37
Deferred tax asset valuation allowance	441	350	87	—		878
Year ended December 31, 2007
Allowance for doubtful accounts	$44	$—	$—	$(1	)(a)	$43
Deferred tax asset valuation allowance	566	90	(215)	—		441

(a)	Uncollectible accounts written off, net of recoveries.

The other schedules have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits (including those incorporated by reference). All references to “Registrant” below pertain to TRW Automotive Holdings Corp. and all references to TAI pertain to TRW Automotive Inc.

Exhibit
Number			Exhibit Name

2.1		(a)	The Master Purchase Agreement, dated as of November 18, 2002 between BCP Acquisition Company L.L.C. and Northrop Grumman Corporation (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on July 1, 2003)
		(b)	Amendment No. 1, dated December 20, 2002, to the Master Purchase Agreement, dated as of November 18, 2002, among BCP Acquisition Company L.L.C., Northrop Grumman Corporation, TRW Inc. and TAI (Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on July 1, 2003)
		(c)	Amendment No. 2, dated February 28, 2003, to the Master Purchase Agreement, dated as of November 18, 2002, among BCP Acquisition Company L.L.C., Northrop Grumman Corporation, Northrop Grumman Space & Mission Systems Corp. and TAI (Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on July 1, 2003)
3.1			Second Amended and Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Registrant (File No. 001-31970) for the fiscal year ended December 31, 2003)
3.2			Third Amended and Restated By-Laws of Registrant (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed November 17, 2004)
4	.1*		Form of Certificate of Common Stock of the Registrant, as approved February 2010
4.2		(a)	Form of Rights Agreement dated January 23, 2004 between Registrant and National City Bank as Rights Agent (Incorporated by reference to Exhibit 4.21 to Amendment No. 5 to the Registration Statement on Form S-1 of Registrant (File No. 333-110513) filed on January 26, 2004)
		(b)	Letter Agreement, dated September 11, 2009, between Computershare Trust Company, N.A. (“Computershare”) and Registrant establishing Computershare as the successor Rights Agent under the Registrant’s Rights Agreement dated January 23, 2004 (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Registrant (File No. 001-31970) filed November 4, 2009)
Registrant, in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K has omitted filing instruments defining the rights of holders of long-term debt of Registrant or any of its subsidiaries, which debt does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis, and agrees to furnish to the Securities and Exchange Commission copies of such instruments upon request.

10.1		(a)	Sixth Amended and Restated Credit Agreement, dated as of June 24, 2009, among the Registrant, TAI, TRW Automotive Intermediate Holdings Corp., certain of the Registrant’s foreign subsidiaries, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as lead arrangers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed June 26, 2009)
		(b)	Seventh Amended and Restated Credit Agreement, dated as of December 21, 2009, among TAI, Registrant, TRW Automotive Intermediate Holdings Corp., certain of the Registrant’s foreign subsidiaries, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as lead arrangers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed December 22, 2009)

Exhibit
Number		Exhibit Name

10.2	(a)	U.S. Guarantee and Collateral Agreement, dated and effective as of February 28, 2003, among Registrant, TRW Automotive Intermediate Holdings Corp., TAI (f/k/a TRW Automotive Acquisition Corp.), each other subsidiary of Registrant party thereto, TRW Automotive Finance (Luxembourg), S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to Exhibit to 10.2 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on July 1, 2003)
	(b)	Amendment, dated as of June 24, 2009, to the U.S. Guarantee and Collateral Agreement, dated as of February 28, 2003, among the Registrant, TRW Automotive Intermediate Holdings Corp., TAI (f/k/a TRW Automotive Acquisition Corp.), TRW Automotive Finance (Luxembourg) S.à.r.l., each other subsidiary of the Registrant party thereto and JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank), as collateral agent (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Registrant (File No. 001-31970) filed August 4, 2009)
10.3		Finco Guarantee Agreement, dated as of February 28, 2003, between TRW Automotive Finance (Luxembourg), S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on July 1, 2003)
10.4		First-Tier Subsidiary Pledge Agreement, dated and effective as of February 28, 2003, among TAI (f/k/a TRW Automotive Acquisition Corp.), each subsidiary of TAI party thereto and JP Morgan Chase Bank, as Collateral Agent (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on July 1, 2003)
10.5		Intellectual Property License Agreement, dated as of February 28, 2003, between TAI (f/k/a TRW Automotive Acquisition Corp.) and Northrop Grumman Corporation (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on July 1, 2003)
10.6		Intellectual Property License Agreement, dated as of February 28, 2003, between Northrop Grumman Corporation and TAI (f/k/a TRW Automotive Acquisition Corp.) (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on July 1, 2003)
10.7		Employee Matters Agreement, dated as of February 28, 2003, between TRW Inc. and TAI (f/k/a Roadster Acquisition Corp.) (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on July 1, 2003)
10.8		Insurance Allocation Agreement, dated as of February 28, 2003, between Northrop Grumman Space and Mission Systems Corp. and TAI (f/k/a TRW Automotive Acquisition Corp.) (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on July 1, 2003)
10.9		Transaction and Monitoring Fee Agreement, dated as of February 28, 2003, between Registrant and Blackstone Management Partners IV L.L.C. (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on July 1, 2003)
10.10		Employee Stockholders Agreement, dated as of February 28, 2003, by and among Registrant and the other parties named therein (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on July 1, 2003)
10.11		Third Amended and Restated Stockholders Agreement dated as of May 29, 2007 between Registrant and Automotive Investors LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed June 1, 2007)
10.12		Stock Purchase Agreement dated November 6, 2006 by and among Registrant, Northrop Grumman Corporation and Richmond U.K. Inc. (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Registrant (File No. 001-31970) for the fiscal year ended December 31, 2006)
10.13		Stock Purchase and Registration Rights Agreement dated as of March 8, 2005, between Registrant and T. Rowe Price Associates, Inc. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Registrant (File No. 001-31970) filed May 5, 2005)

Exhibit
Number		Exhibit Name

10.14		Stock Purchase and Registration Rights Agreement dated as of March 8, 2005, between Registrant and certain investment advisory client accounts of Wellington Management Company, llp (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Registrant (File No. 001-31970) filed May 5, 2005)
10.15	(a)	Letter Agreement, dated May 27, 2003, between John C. Plant and TAI (Incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on July 1, 2003)
	(b)	Employment Agreement, dated as of February 6, 2003 between TAI (f/k/a TRW Automotive Acquisition Corp.), TRW Limited and John C. Plant (Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on July 1, 2003)
	(c)	Amendment dated as of December 16, 2004 to Employment Agreement of John C. Plant (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K of Registrant (File No. 001-31970) for the fiscal year ended December 31, 2004)
	(d)	Second Amendment dated as of February 22, 2005 to Employment Agreement of John C. Plant (Incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K of Registrant (File No. 001-31970) for the fiscal year ended December 31, 2004)
	(e)	Third Amendment dated as of July 28, 2006 to Employment Agreement of John C. Plant (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Registrant (File No. 001-31970) filed August 2, 2006)
	(f)	Fourth Amendment to Employment Agreement, dated December 18, 2008, among TAI, TRW Limited and John C. Plant (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed December 22, 2008)
	(g)*	Sixth Amendment to Employment Agreement, dated November 20, 2009, among TAI, TRW Limited and John C. Plant
	(h)	John C. Plant 2009 Supplemental Retirement Plan, effective as of January 1, 2009 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed December 22, 2008)
10.16	(a)	Employment Agreement, dated as of February 28, 2003 by and between TAI (f/k/a TRW Automotive Acquisition Corp.), TRW Limited and Steven Lunn (Incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on July 1, 2003)
	(b)	Amendment dated as of December 16, 2004 to Employment Agreement of Steven Lunn (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Registrant (File No. 001-31970) for the fiscal year ended December 31, 2004)
	(c)	Second Amendment to Employment Agreement, dated January 12, 2009, between TAI, TRW Limited and Steven Lunn (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed January 13, 2009)
	(d)	Lucas Funded Executive Pension Scheme No. 4 (Incorporated by reference to Exhibit 10.38 to Amendment No. 1 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on September 12, 2003)
	(e)	Lucas Funded Executive Pension Scheme No. 4 — Plan document relating to previously filed Trust Agreement (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Registrant (File No. 001-31970) filed November 4, 2004)
10.17	(a)	Employment Agreement, dated as of February 27, 2003 by and between TRW Limited and Peter J. Lake (Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on July 1, 2003)
	(b)	Amendment dated as of April 30, 2004 to Employment Agreement of Peter J. Lake (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Registrant (File No. 001-31970) filed May 7, 2004)
	(c)	Second Amendment dated as of December 16, 2004 to Employment Agreement of Peter J. Lake (Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of Registrant (File No. 001-31970) for the fiscal year ended December 31, 2004)

Exhibit
Number		Exhibit Name

	(d)	Third Amendment dated as of July 29, 2005 to Employment Agreement of Peter J. Lake (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Registrant (File No. 001-31970) filed August 2, 2005)
	(e)	Fourth Amendment to Employment Agreement, dated November 12, 2008, between TRW Limited and Peter J. Lake (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed November 13, 2008)
	(f)	Fifth Amendment to Employment Agreement, dated December 18, 2008, between TRW Limited and Peter J. Lake (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed December 22, 2008)
	(g)	Seventh Amendment to Employment Agreement, dated as of October 1, 2009, among TAI, TRW Limited and Peter J. Lake (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed September 30, 2009)
10.18	(a)	Employment Agreement, dated as of February 13, 2003 by and between TAI (f/k/a TRW Automotive Acquisition Corp.) and Joseph S. Cantie (Incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on July 1, 2003)
	(b)	Amendment dated as of April 30, 2004 to Employment Agreement of Joseph S. Cantie (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Registrant (File No. 001-31970) filed May 7, 2004)
	(c)	Second Amendment dated as of December 16, 2004 to Employment Agreement of Joseph S. Cantie (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K of Registrant (File No. 001-31970) for the fiscal year ended December 31, 2004)
	(d)	Third Amendment dated as of July 29, 2005 to Employment Agreement of Joseph S. Cantie (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Registrant (File No. 001-31970) filed August 2, 2005)
10.19	(a)	Employment Agreement dated as of August 16, 2004 by and between TAI and Neil E. Marchuk (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Registrant (File No. 001-31970) filed November 4, 2004)
	(b)	Amendment dated as of December 16, 2004 to Employment Agreement of Neil E. Marchuk (Incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of Registrant (File No. 001-31970) for the fiscal year ended December 31, 2004)
	(c)	Second Amendment dated as of July 29, 2005 to Employment Agreement of Neil E. Marchuk (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Registrant (File No. 001-31970) filed August 2, 2005)
	(d)	Sixth Amendment to Employment Agreement, dated as of February 18, 2009, between TAI and Neil E. Marchuk (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Registrant (File No. 001-31970) filed May 6, 2009)
10.20	(a)	Employment Agreement dated as of February 13, 2003 by and between TAI (f/k/a TRW Automotive Acquisition Corp.) and David L. Bialosky (Incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on July 1, 2003)
	(b)	Amendment dated as of April 30, 2004 to Employment Agreement of David L. Bialosky (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Registrant (File No. 001-31970) filed May 7, 2004)
	(c)	Second Amendment dated as of December 16, 2004 to Employment Agreement of David L. Bialosky (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of Registrant (File No. 001-31970) for the fiscal year ended December 31, 2004)
	(d)	Third Amendment dated as of July 29, 2005 to Employment Agreement of David L. Bialosky (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Registrant (File No. 001-31970) filed August 2, 2005)

Exhibit
Number		Exhibit Name

10.21	(a)	Form of Fourth Amendment to Employment Agreement, dated November 12, 2008, between TAI and each of David L. Bialosky, Joseph S. Cantie and Neil E. Marchuk (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed November 13, 2008)
	(b)	Form of Fifth Amendment to Employment Agreement, dated December 18, 2008, between TAI and each of David L. Bialosky, Joseph S. Cantie and Neil E. Marchuk (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed December 22, 2008)
	(c)	Form of Amendment to Employment Agreement, dated as of February 26, 2009, between TAI and TRW Limited, as applicable, and each of the named executive officers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed February 24, 2009) [Fifth Amendment for J. Plant, Third Amendment for S. Lunn, Sixth Amendment for each of D. Bialosky, J. Cantie and P. Lake and Seventh Amendment for N. Marchuk]
10.22		Amended and Restated TRW Automotive Supplemental Retirement Income Plan, effective January 1, 2009 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed December 22, 2008)
10.23	(a)	TRW Automotive Benefits Equalization Plan (Incorporated by reference to Exhibit 10.39 to Amendment No. 1 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on September 12, 2003)
	(b)	First Amendment dated as of November 18, 2004 to TRW Automotive Benefit Equalization Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Registrant (File No. 001-31970) filed August 2, 2006)
	(c)	Second Amendment dated as of July 31, 2006 to TRW Automotive Benefit Equalization Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Registrant (File No. 001-31970) filed August 2, 2006)
	(d)	Third Amendment dated as of December 18, 2008 to the TRW Automotive Benefit Equalization Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed December 22, 2008)
10.24		Form of TRW Automotive Inc. Executive Officer Cash Incentive Award Agreement, dated as of February 26, 2009 between TAI and each of the Registrant’s named executive officers (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed February 24, 2009)
10.25		Form of TRW Automotive Inc. Executive Officer Retention Award Agreement, dated as of February 26, 2009 between TAI and each of the Registrant’s named executive officers (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed February 24, 2009)
10.26		Form of Indemnification Agreement between the Registrant and each of its directors and named executive officers (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed November 13, 2008)
10.27	(a)	Director Offer Letter to J. Michael Losh, dated November 7, 2003 (Incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K of Registrant (File No. 001-31970) for the fiscal year ended December 31, 2004)
	(b)	Director Offer Letter to Francois J. Castaing, dated March 31, 2004 (Incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of Registrant (File No. 001-31970) for the fiscal year ended December 31, 2004)
	(c)	Director Offer Letter to Jody Miller, dated January 7, 2005 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed February 1, 2005)
	(d)	Director Offer to James F. Albaugh, dated August 4, 2006 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed September 18, 2006)

Exhibit
Number			Exhibit Name

		(e)	Letter to Michael R. Gambrell dated as of September 18, 2008 regarding compensation as a director (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed November 13, 2008)
		(f)	Form of TRW Automotive Inc. Director Cash Incentive Award Agreement, dated as of February 26, 2009 between TAI and each of the Registrant’s independent directors (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed February 24, 2009)
10.28		(a)	Amended and Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.20 to Amendment No. 5 to the Registration Statement on Form S-1 of Registrant (File No. 333-110513) filed on January 26, 2004)
		(b)	First Amendment to Amended & Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan, dated as of February 18, 2009 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Registrant (File No. 001-31970) filed May 6, 2009)
		(c)	Form of General Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 of TAI (File No. 333-106702) filed on July 1, 2003)
		(d)	Chief Executive Officer Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed February 25, 2005)
		(e)	Executive Officer Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed February 25, 2005)
		(f)	Chief Executive Officer Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed February 25, 2005)
		(g)	Executive Officer Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed February 25, 2005)
		(h)	Director Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Registrant (File No. 001-31970) filed February 25, 2005)
		(i)	Restricted Stock Unit Agreement by and between Registrant and Neil E. Marchuk, dated September 7, 2004 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Registrant (File No. 001-31970) filed November 4, 2004)
21	.1*		List of Subsidiaries
23	.1*		Consent of Ernst & Young LLP
31		(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
		(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*			Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

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

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 25, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

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