Form 10-Q
period 2010-04-02
TRW AUTOMOTIVE HOLDINGS CORP
filed 2010-05-05
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2010
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

As of April 30, 2010, the number of shares outstanding of the registrant’s Common Stock was 119,298,243.

TRW Automotive Holdings Corp.
Index

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Operations

	Three Months Ended
	April 2,	April 3,
	2010	2009
	(Unaudited)
	(In millions, except
	per share amounts)

Sales	$3,583	$2,390
Cost of sales	3,154	2,360

Gross profit	429	30
Administrative and selling expenses	125	107
Amortization of intangible assets	5	5
Restructuring charges and fixed asset impairments	7	24
Intangible asset impairments	—	30
Other (income) expense — net	(8)	(11)

Operating income (losses)	300	(125)
Interest expense — net	45	42
(Gain) loss on retirement of debt — net	—	(34)
Equity in (earnings) losses of affiliates, net of tax	(8)	1

Earnings (losses) before income taxes	263	(134)
Income tax expense (benefit)	50	(5)

Net earnings (losses)	213	(129)
Less: Net earnings attributable to noncontrolling interest, net of tax	9	2

Net earnings (losses) attributable to TRW	$204	$(131)

Basic earnings (losses) per share:
Earnings (losses) per share	$1.72	$(1.30)

Weighted average shares outstanding	118.3	101.1

Diluted earnings (losses) per share:
Earnings (losses) per share	$1.61	$(1.30)

Weighted average shares outstanding	129.3	101.1

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	April 2,	December 31,
	2010	2009
	(Unaudited)
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$634	$788
Accounts receivable — net	2,312	1,943
Inventories	717	660
Prepaid expenses and other current assets	224	201

Total current assets	3,887	3,592
Property, plant and equipment — net of accumulated depreciation of $3,173 million and $3,187 million, respectively	2,190	2,334
Goodwill	1,763	1,768
Intangible assets — net	318	324
Pension assets	195	179
Other assets	537	535

Total assets	$8,890	$8,732

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$18	$18
Current portion of long-term debt	23	28
Trade accounts payable	2,049	1,912
Accrued compensation	253	256
Other current liabilities	1,109	1,094

Total current liabilities	3,452	3,308
Long-term debt	2,180	2,325
Postretirement benefits other than pensions	473	479
Pension benefits	767	804
Other long-term liabilities	500	507

Total liabilities	7,372	7,423
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,563	1,553
Retained earnings (accumulated deficit)	(119)	(323)
Accumulated other comprehensive earnings (losses)	(71)	(71)

Total TRW stockholders’ equity	1,374	1,160
Noncontrolling interest	144	149

Total equity	1,518	1,309

Total liabilities and equity	$8,890	$8,732

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	April 2,	April 3,
	2010	2009
	(Unaudited)
	(Dollars in millions)

Operating Activities
Net earnings (losses)	$213	$(129)
Adjustments to reconcile net earnings (losses) to net cash provided by (used in) operating activities:
Depreciation and amortization	119	117
Net pension and other postretirement benefits income and contributions	(49)	(66)
Net (gain) loss on retirement of debt	—	(34)
Intangible asset impairment charges	—	30
Fixed asset impairment charges	1	4
Net (gain) loss on sales of assets	(1)	(4)
Other — net	1	6
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable — net	(417)	(100)
Inventories	(75)	45
Trade accounts payable	184	(153)
Prepaid expense and other assets	(27)	57
Other liabilities	72	(27)

Net cash provided by (used in) operating activities	21	(254)
Investing Activities
Capital expenditures, including other intangible assets	(45)	(35)
Net proceeds from asset sales	1	4

Net cash provided by (used in) investing activities	(44)	(31)
Financing Activities
Change in short-term debt	—	(2)
Net (repayments on) proceeds from revolving credit facility	—	110
Proceeds from issuance of long-term debt, net of fees	—	4
Redemption of long-term debt	(120)	(23)
Proceeds from exercise of stock options	11	—
Dividends paid to noncontrolling interest	(12)	—

Net cash provided by (used in) financing activities	(121)	89
Effect of exchange rate changes on cash	(10)	(25)

Increase (decrease) in cash and cash equivalents	(154)	(221)
Cash and cash equivalents at beginning of period	788	756

Cash and cash equivalents at end of period	$634	$535

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements

1.	Description of Business

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2010.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three months ended April 2, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

The Company follows a fiscal calendar that ends on December 31. However, each fiscal quarter has three periods consisting of one five week period and two four week periods. Each quarterly period ends on a Friday, with the possible exception of the final quarter of the year, which always ends on December 31.

Earnings (Losses) Per Share.  Basic earnings (losses) per share are calculated by dividing net earnings (losses) by the weighted average shares outstanding during the period. Diluted earnings (losses) per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance, including stock options, restricted stock units and stock-settled stock appreciation rights. Further, if the inclusion of shares potentially issuable for the 3.50% exchangeable senior unsecured notes is more dilutive than the inclusion of the interest expense for those exchangeable notes, the Company utilizes the “if-converted” method to calculate diluted earnings (losses) per share. Under the if-converted method, the Company adjusts net earnings (losses) to add back interest expense and amortization of the discount recognized on the exchangeable notes and includes the number of shares potentially issuable related to the exchangeable notes in the weighted average shares outstanding.

If the average market price of the Company’s common stock exceeds the exercise price of outstanding stock options, the treasury stock method is used to determine the incremental number of shares to be included in the diluted earnings (losses) per share computation.

Net earnings (losses) attributable to TRW and the weighted average shares outstanding used in calculating basic and diluted earnings (losses) per share were:

	Three Months Ended
	April 2,	April 3,
	2010	2009
	(In millions, except
	per share amounts)

Net earnings (losses) attributable to TRW	$204	$(131)
Interest expense on exchangeable notes, net of tax of zero	2	—
Amortization of discount on exchangeable notes, net of tax of zero	2	—

Net earnings (losses) attributable to TRW for purposes of calculating diluted earnings (losses) per share	$208	$(131)

Basic:
Weighted average shares outstanding(1)	118.3	101.1

Basic earnings (losses) per share	$1.72	$(1.30)

Diluted:
Weighted average shares outstanding(1)	118.3	101.1
Effect of dilutive stock options, restricted stock units and stock-settled stock appreciation rights	2.2	—
Shares applicable to exchangeable notes	8.8	—

Diluted weighted average shares outstanding	129.3	101.1

Diluted earnings (losses) per share	$1.61	$(1.30)

(1)	In August 2009, the Company issued 16.1 million shares of its common stock in a public offering which are included in the weighted average shares outstanding for 2010.

For the three months ended April 2, 2010, 3.8 million securities were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive. For the three months ended April 3, 2009, 9.4 million securities were excluded from the calculation of diluted loss per share because the inclusion of such securities in the calculation would have been anti-dilutive due to the net loss.

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

The following table presents the movement in the product warranty liability for the periods indicated.

	Three Months Ended
	April 2,	April 3,
	2010	2009
	(Dollars in millions)

Beginning balance	$118	$108
Current period accruals, net of changes in estimates	12	10
Used for purposes intended	(15)	(17)
Effects of foreign currency translation	(2)	(1)

Ending balance	$113	$100

Equity and Comprehensive Income.  The following table presents a rollforward of the changes in equity, including changes in the components of comprehensive earnings (losses) (also referred to herein as “OCI”), attributable to TRW shareholders and to the noncontrolling interest.

	Three Months Ended
	April 2, 2010			April 3, 2009
		TRW	Noncontrolling		TRW	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
	(Dollars in millions)

Beginning balance of equity	$1,309	$1,160	$149	$1,268	$1,131	$137
Comprehensive earnings (losses):
Net earnings (losses)	213	204	9	(129)	(131)	2
Foreign currency translation	(14)	(12)	(2)	(54)	(51)	(3)
Retirement obligations, net of tax	1	1	—	(14)	(14)	—
Deferred cash flow hedges, net of tax	11	11	—	51	51	—

Comprehensive earnings (losses)	211	204	7	(146)	(145)	(1)
Dividends paid to noncontrolling interest	(12)	—	(12)	(6)	—	(6)
Share-based compensation expense	4	4	—	4	4	—
Proceeds from exercise of stock options	11	11	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	(5)	(5)	—	—	—	—

Ending balance of equity	$1,518	$1,374	$144	$1,120	$990	$130

Recently Adopted Accounting Pronouncements.  In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which amends Accounting Standards Codification (“ASC”) 855. ASU No. 2010-09 conforms the guidance in ASC 855 for SEC filers to match subsequent event guidance issued by the SEC. The adoption of ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820),” which amends ASC 820. ASU No. 2010-06 requires disclosures of significant transfers between Level 1 and Level 2 of the fair value hierarchy beginning on January 1, 2010. ASU No. 2010-06 further requires entities to report, on a gross basis, activity in the Level 3 fair value measurement reconciliation beginning on January 1, 2011. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation 46(R) (FIN 46(R)),” which has been codified as ASU No. 2009-17. ASU 2009-17 requires that the assessment of whether an entity has a controlling financial interest in a variable interest entity (“VIE”) must be performed on an ongoing basis. ASU 2009-17 also requires that the assessment to determine if an entity has a controlling financial interest in a VIE must be qualitative in nature, and eliminates the quantitative assessment required in ASC Topic 810. The adoption of ASU No. 2009-17 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an Amendment of SFAS No. 140,” which has been codified as ASU No. 2009-16. ASU 2009-16 eliminates the concept of a qualified special-purpose entity from GAAP. ASU 2009-16 also clarifies the language surrounding when a transferor of financial assets has surrendered control over the transferred financial assets. ASU 2009-16 establishes additional guidelines for the recognition of a sale related to the transfer of a portion of a financial asset, and requires that all transfers be measured at fair value. The adoption of ASU 2009-16 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements.  In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force,” which amends ASC 605. ASU No. 2009-13 establishes a selling price hierarchy of vendor-specific objective evidence (“VSOE”), followed by third party evidence, followed by estimated selling price for the good or service, in that order. ASU No. 2009-13 is effective, on a prospective basis, for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU No. 2009-13 is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Inventories

The major classes of inventory are as follows:

	As of
	April 2,	December 31,
	2010	2009
	(Dollars in millions)

Finished products and work in process	$369	$342
Raw materials and supplies	348	318

Total inventories	$717	$660

4.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety		Automotive
	Systems	Systems	Electronics	Components
	Segment	Segment	Segment	Segment	Total
	(Dollars in millions)

Balance as of December 31, 2009	$800	$545	$423	$—	$1,768
Effects of foreign currency translation	—	(5)	—	—	(5)

Balance as of April 2, 2010	$800	$540	$423	$—	$1,763

Intangible assets

The following table reflects intangible assets and related accumulated amortization:

	As of			As of
	April 2, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
			(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$67	$(28)	$39	$67	$(25)	$42
Developed technology and other intangible assets	89	(73)	16	90	(71)	19

Total	156	$(101)	55	157	$(96)	61

Indefinite-lived intangible assets:
Trademarks	263		263	263		263

Total	$419		$318	$420		$324

During the first quarter of 2009, the Company identified an indicator of impairment related to one of its trademarks as a result of the continuing declines in sales of the Company’s products. Accordingly, the Company performed an impairment test and determined that one of its trademark intangible assets was impaired by $30 million.

The Company expects that ongoing amortization expense will approximate the following:

(Dollars in millions)

Remainder of 2010	$16
Fiscal year 2011	13
Fiscal year 2012	11
Fiscal year 2013	11
2014 and beyond	4

5.	Other (Income) Expense — Net

The following table provides details of other (income) expense — net:

	Three Months Ended
	April 2,	April 3,
	2010	2009
	(Dollars in millions)

Net provision for bad debts	$(1)	$4
Net (gains) losses on sales of assets	(1)	(4)
Royalty and grant income	(4)	(10)
Miscellaneous other income	(2)	(1)

Other (income) expense — net	$(8)	$(11)

6.	Accounts Receivable Facilities

In March 2009, the Company, through one of its European subsidiaries, entered into a receivables factoring arrangement in Italy. This €40 million program is renewable annually, if not terminated. As of April 2, 2010, the Company did not have any factored receivables under the program and €36 million remained available for funding.

The Company had certain other receivables programs in place during the first quarter of 2009 and 2010, all of which were terminated prior to April 2, 2010. During the three months ended April 3, 2009, the Company recorded $1 million of expense related to its accounts receivable facilities.

7.	Income Taxes

The Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year, or an actual year-to-date loss, where no tax benefit can be recognized, are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon mix and timing of actual earnings versus annual projections.

Income tax expense for the three months ended April 2, 2010 was $50 million on pre-tax earnings of $263 million. Income tax benefit for the three months ended April 3, 2009 was $5 million on pre-tax losses of $134 million and is net of $13 million of tax expense that was recorded in establishing a valuation allowance against the net deferred tax assets of certain subsidiaries. As of April 2, 2010, the income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which pre-tax earnings or losses do not result in the recognition of a corresponding income tax expense or benefit, as well as favorable foreign tax rates, holidays, and credits.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or whenever events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The Company continues to maintain a valuation allowance related to the net deferred tax assets in the United States and various foreign jurisdictions.

There is no income tax benefit recognized with respect to losses incurred and no income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in our effective tax rate. The Company intends to maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized. If operating results improve or deteriorate on a sustained basis, our conclusions regarding the need for a valuation allowance could change, resulting in either the reversal or initial recognition of a valuation allowance in the future, which could have a significant impact on income tax expense in the period recognized and subsequent periods.

The Company operates in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. Although it is not possible to predict the timing of the conclusions of all ongoing tax audits with accuracy, it is possible that some or all of these examinations will conclude within the next 12 months. It is also reasonably possible that certain statute of limitations may expire relating to various foreign jurisdictions within the next 12 months. As such, it is possible that a reduction in the gross unrecognized tax benefits may occur, however, it is not possible to reasonably estimate the effect this may have upon the gross unrecognized tax benefits.

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010 was also signed into law in the United States. These bills will reduce the tax deduction available to the Company to the extent it receives the Medicare Part D subsidy. Although this legislation does not take effect until 2012, the Company is required to recognize the impact in the financial statements in the period in which it is signed. Due to the valuation allowance recorded against net deferred tax assets in the United States this will not impact the Company’s 2010 effective tax rate.

8.	Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

The following table provides the components of net pension (income) cost for the Company’s defined benefit pension plans:

	Three Months Ended
	April 2, 2010			April 3, 2009
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$1	$—	$5	$4	$4	$4
Interest cost on projected benefit obligations	16	63	10	16	56	9
Expected return on plan assets	(19)	(83)	(5)	(21)	(77)	(4)
Amortization	(1)	—	—	(2)	(6)	—
Curtailments/settlements	—	1	—	—	—	—

Net pension (income) cost	$(3)	$(19)	$10	$(3)	$(23)	$9

Postretirement Benefits Other Than Pensions (“OPEB”)

The following table provides the components of net OPEB (income) cost for the Company’s plans:

	Three Months Ended
	April 2, 2010		April 3, 2009
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligations	6	1	6	2
Amortization	(5)	(1)	(6)	(1)
Settlements	—	(2)	—	—

Net OPEB (income) cost	$1	$(2)	$—	$1

During the three months ended April 2, 2010, the Company recorded settlement gains of $2 million related to retiree medical buyouts.

9.	Fair Value Measurements

The inputs to valuation techniques used to measure fair value are prioritized into a three-level hierarchy. This hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs, as follows:

Level 1.  The Company utilizes the market approach to determine the fair value of its assets and liabilities under Level 1 of the fair value hierarchy. The market approach pertains to transactions in active markets involving identical or comparable assets or liabilities.

Level 2.  The fair values determined through Level 2 of the fair value hierarchy are derived principally from or corroborated by observable market data under the market approach. Inputs include quoted prices for similar assets, liabilities (risk adjusted) and market-corroborated inputs, such as market comparables, interest rates, yield curves and other items that allow value to be determined.

Level 3.  The Company utilizes the income approach or cost approach, as appropriate, to determine the fair value of its assets and liabilities under Level 3 of the fair value hierarchy. The fair value is derived principally from unobservable inputs from the Company’s own assumptions about market risk, developed based on the best information available, subject to cost-benefit analysis, and may include the Company’s own data. When there are no observable comparables, inputs used to determine value are derived from Company-specific inputs, such as projected financial data and the Company’s own views about the assumptions that market participants would use.

Items Measured at Fair Value on a Recurring Basis

The fair value measurements for assets and liabilities recognized in the Company’s condensed consolidated balance sheet are as follows:

	As of April 2, 2010
	Carrying	Fair	Measurement
	Value	Value	Approach
	(Dollars in millions)

Foreign currency forward contracts — current assets	$28	$28	Level 2
Foreign currency forward contracts — noncurrent assets	3	3	Level 2
Commodity contracts — current assets	1	1	Level 2
Short-term debt, fixed and floating rate	18	18	Level 1
Floating rate long-term debt	310	311	Level 2
Fixed rate long-term debt	1,893	1,916	Level 2
Foreign currency forward contracts — current liability	6	6	Level 2
Interest rate swap contracts — noncurrent liability	7	7	Level 2
Commodity contracts — current liability	6	6	Level 2
Commodity contracts — noncurrent liability	9	9	Level 2

The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s floating rate short-term debt instruments approximates fair value because of the variable interest rates pertaining to those instruments.

The fair value of long-term debt was determined primarily from quoted market prices, as provided by participants in the secondary marketplace. For long-term debt without a quoted market price the Company computed the fair value using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements.

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

There were no changes in the Company’s valuation techniques during the three months ended April 2, 2010.

The Company enters into forward contracts to hedge portions of its foreign currency denominated forecasted revenues, purchases and the subsequent cash flows after maximizing natural offsets within the consolidated group. These forward contracts mature at various dates through September 2012.

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

The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-

lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the expected life of the long-lived assets. For asset retirement obligations, the Company determines the fair value of the expected expense to be incurred at the time the asset retirement obligation is settled, then determines the present value of the expense using a risk-adjusted rate for the Company. For restructuring obligations, the amount recorded represents the fair value of the payments expected to be made, and are discounted if the payments are expected to extend beyond one year.

As of April 2, 2010, the Company had $18 million and $11 million of restructuring accruals and asset retirement obligations, respectively, which were measured at fair value upon initial recognition of the associated liability. For the three month period ended April 2, 2010, the Company recorded asset impairments of $1 million associated with its determination of the fair value of its long-lived assets that exhibited indicators of impairment.

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

As of April 2, 2010, the Company had a notional value of $968 million in foreign exchange contracts outstanding and $425 million in interest rate swap agreements outstanding. Due to industry conditions and TRW’s credit ratings, the Company’s ability to increase the notional amount of its hedge portfolio may be limited.

Cash Flow Hedges.  For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI, and is subsequently reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $13 million of gains, net of tax, which are included in OCI are expected to be reclassified into earnings in the next twelve months.

Fair Value Hedges.  For any derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the underlying hedged item is recognized in current earnings.

Derivative Instruments.  The fair value of the Company’s derivative instruments is as follows:

	Assets			Liabilities
		Fair Value as of			Fair Value as of
	Balance Sheet	April 2,	December 31,	Balance Sheet	April 2,	December 31,
	Location	2010	2009	Location	2010	2009
	(Dollars in millions)

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$—	$—	Other long-term liabilities	$7	$2
Foreign exchange contracts	Other current assets	18	11	Other current assets	5	—
	Other current liabilities	1	3	Other current liabilities	5	22
	Other assets	2	3	Other assets	—	—
Commodity contracts	Other current assets	1	1	Other current liabilities	—	1

Total derivatives designated as hedging instruments		22	18		17	25
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	18	7	Other current assets	3	—
	Other current liabilities	1	2	Other current liabilities	3	7
	Other assets	1	—	Other long-term liabilities	—	—
Commodity contracts	Other current liabilities	—	—	Other current liabilities	6	5
	Other long-term liabilities	—	—	Other long-term liabilities	9	9

Total derivatives not designated as hedging instruments		20	9		21	21

Total derivatives		$42	$27		$38	$46

The Company utilizes a central treasury center (“treasury group”) to hedge its foreign currency exposure. The members of the consolidated group enter into intercompany derivative hedging instruments (“intercompany derivatives”) with the treasury group. To qualify the intercompany derivative instruments for hedge accounting, the treasury group offsets the exposure arising from these intercompany derivative contracts on a net basis for each foreign currency through derivative contracts entered into with unrelated third parties.

Members of the consolidated group initially designate intercompany derivatives as cash flow hedges. The treasury group, who is the counterparty to the intercompany derivatives, does not designate the instruments as hedging instruments. The fair value of these intercompany derivatives is not included in the table above as they are eliminated in consolidation. A net intercompany asset of $10 million related to contracts designated as hedging instruments by members of the consolidated group was eliminated against a net intercompany liability of $10 million related to these same contracts not designated as hedging instruments by the Company’s treasury group. The contracts that are entered into with the unrelated third parties are included in the table above as derivatives not designated as hedging instruments.

The impact of derivative instruments on the condensed consolidated financial statements is as follows:

Fair Value Hedges:

	Gain (Loss) on Derivative				Gain (Loss) on Related Hedged
	Recognized in Income				Relationships Recognized in Income
		Three				Three
		Months				Months
		Ended				Ended
		April 2,	April 3,			April 2,	April 3,
Derivatives	Location	2010	2009	Hedged Item	Location	2010	2009
(Dollars in millions)

Interest rate contracts	Interest income (expense)	$(6)	$—	Senior notes	Interest income (expense)	$6	$—

Cash Flow Hedges:

	Gain (Loss)		Gain (Loss) Reclass
	Recognized in OCI		from Accumulated OCI into
	(Effective Portion)		Income (Effective Portion)
	Three			Three
	Months			Months
	Ended			Ended
	April 2,	April 3,		April 2,	April 3,
Derivatives	2010	2009	Location	2010	2009
	(Dollars in millions)

Interest rate contracts	$(1)	$(1)	Interest expense	$(1)	$(1)
Foreign currency exchange contracts	20	(7)	Sales	(2)	(37)
			Cost of sales	3	(6)
			Other income (expense)	1	2
Commodity contracts	—	1	Cost of sales	—	(1)

Total	$19	$(7)	Total	$1	$(43)

For the three months ended April 2, 2010, the amount of gain or loss recognized in income related to hedge ineffectiveness was de minimis. For the three months ended April 3, 2009, the amount of loss recognized in income and the amount excluded from the assessment of hedge effectiveness were $1 million and a de minimis amount, respectively.

Undesignated Derivatives:

	Gain (Loss) Recognized in Income
	on Derivatives
		Three
		Months
		Ended
		April 2,	April 3,
Derivatives	Location	2010	2009
		(Dollars in millions)

	Other income
Foreign currency exchange contracts	(expense)	$13	$(2)
	Other income
Commodity contracts	(expense)	(2)	—

	Total	$11	$(2)

Credit-Risk-Related Contingent Features

The Company has entered into International Swaps and Derivatives Association (“ISDA”) agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance and do not contain margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position.

11.	Debt

Total outstanding debt of the Company consisted of the following:

	As of
	April 2,	December 31,
	2010	2009
	(Dollars in millions)

Short-term debt	$18	$18

Long-term debt:
Senior notes, due 2014 and 2017	$1,629	$1,674
Exchangeable senior notes, due 2015	197	195
Term loan facilities	299	400
Revolving credit facility	—	—
Capitalized leases	37	41
Other borrowings	41	43

Total long-term debt	2,203	2,353
Less current portion	23	28

Long-term debt, net of current portion	$2,180	$2,325

Senior Notes

8.875% Senior Notes.  In November 2009, the Company issued $250 million in aggregate principal amount of 8.875% senior unsecured notes due 2017 (the “8.875% Senior Notes”) in a private placement. Interest is payable semi-annually on June 1 and December 1 of each year, beginning on June 1, 2010.

2007 Senior Notes.  In March 2007, the Company issued 7% senior unsecured notes and 6 3/8% senior unsecured notes, each due 2014, in principal amounts of $500 million and €275 million, respectively, and 7 1/4% senior unsecured notes due 2017 in the principal amount of $600 million (collectively, the “2007 Senior Notes”) in a private placement. Interest is payable semi-annually on March 15 and September 15 of each year.

During the three months ended April 3, 2009, the Company entered into transactions to repurchase portions of its senior unsecured notes, totaling $47 million in principal amount and recorded a gain on retirement of debt of $34 million, including the write-off of a portion of debt issuance costs and premiums. The repurchased notes were retired upon settlement. As market conditions warrant, the Company may from time to time repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or by other means.

Exchangeable Senior Notes

Exchangeable Senior Notes.  In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015 (the “Exchangeable Senior Notes”) in a private placement. Prior to September 1, 2015, the notes are exchangeable only upon specified events and, thereafter, at any time based upon an initial exchange rate of 33.8392 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to approximately $29.55 per share of common stock), subject to adjustment. Upon exchange, the Company’s exchange obligation may be settled, at its option, in shares of its stock, cash or a combination of cash and shares of its stock. Interest is payable on June 1 and December 1 of each year, beginning on June 1, 2010. The Exchangeable Senior Notes will mature on December 1, 2015, unless earlier exchanged, repurchased by the Company at the holder’s option upon a fundamental change, or redeemed by the Company after December 6, 2013, at the Company’s option if certain conditions are met.

The Exchangeable Senior Notes were recorded with a debt discount which decreased debt and increased paid-in-capital in order to separate the liability and embedded equity components. The debt component will accrete up to the principal amount to effectively yield 9.0% over the term of the debt. The debt discount as of April 2, 2010 and December 31, 2009 was $62 million and $64 million, respectively. The total interest expense recognized for the three months ended April 2, 2010 was approximately $4 million, including $2 million relating to the stated coupon rate.

Senior Secured Credit Facilities

In December 2009, the Company entered into its Seventh Amended and Restated Credit Agreement, dated as of December 21, 2009 (the “Seventh Credit Agreement”), with the lenders party thereto. The Seventh Credit Agreement amended certain provisions of the Company’s previous credit agreement, including the interest coverage ratio covenant, applicable margins, as well as certain other covenants applicable to the Company. The Seventh Credit Agreement provides for senior secured credit facilities consisting of (i) a revolving credit facility in the amount of $1,256 million, of which $411 million matures May 9, 2012 (the “2012 Portion of the Revolving Credit Facility”) and $845 million matures November 30, 2014, subject to certain conditions described below (the “2014 Portion of the Revolving Credit Facility” and, together with the 2012 Portion of the Revolving Credit Facility, the “Revolving Credit Facility”), (ii) a $225 million Tranche A-2 Term Loan Facility (the “Term Loan A-2”), and (iii) a $175 million Tranche B-3 Term Loan Facility (the “Term Loan B-3” and, together with the Revolving Credit Facility and the Term Loan A-2, the “Senior Secured Credit Facilities”).

The Seventh Credit Agreement provides for the Term Loan A-2 and the Term Loan B-3 to amortize 1% per annum in equal quarterly installments which began March 31, 2010 with the remaining balance due at maturity on May 30, 2015 and 2016, respectively, subject to earlier maturity on December 13, 2013, if (i) the Company has not refinanced its senior unsecured notes due 2014 with debt maturing after August 31, 2016 or (ii) the Company does not then have liquidity available to repay the senior unsecured notes due 2014 plus at least $500 million of additional liquidity. The 2014 Portion of the Revolving Credit Facility is also subject to earlier maturity on December 13, 2013 under the same circumstances. During the first quarter of 2010, the Company optionally repaid $100 million of its outstanding Term Loan B-3 with cash on hand. Subsequent to the first quarter, on April 30, 2010, the Company optionally repaid the remaining Term Loan B-3 balance outstanding of $75 million with cash on hand.

The applicable margin in effect as of April 2, 2010 for the Senior Secured Credit Facilities was 3.75% with respect to base rate borrowings and 4.75% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.50%. The commitment fee and the applicable margin for borrowing on the Senior Secured Credit Facilities are subject to leverage-based grids. After the filing of financial statements for the fiscal quarter ending April 2, 2010, the Seventh Credit Agreement provides for two lower leverage-based grids for borrowings on the 2014 Portion of the Revolving Credit Facility and on the Term Loan A-2.

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

Lehman Commercial Paper Inc. (“LCP”) has a $48 million unfunded commitment under the 2012 Portion of the Revolving Credit Facility. The Company has excluded LCP’s commitment from the description of the Revolving Credit Facility and all references to availability contained in this Report.

Other Borrowings

The Company has borrowings under uncommitted credit agreements in many of the countries in which it operates. The borrowings are from various domestic and international banks at quoted market interest rates.

In 2008, the Company entered into interest rate swap agreements with a total notional value of $75 million to hedge the variability of payments associated with its variable term debt, effectively changing a floating rate debt obligation into a fixed rate obligation. As of April 2, 2010, the Company recorded an obligation of approximately $2 million along with a corresponding reduction in OCI related to these interest rate swap agreements.

Ineffectiveness from the interest rate swaps recorded to other income in the consolidated statement of operations was insignificant for the three months ended April 2, 2010 and April 3, 2009, respectively.

In January and February 2010, the Company entered into interest rate swap agreements with a total notional value of $350 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amounts of these agreements are equal to the designated face value of the debt instrument. The swap agreements are expected to settle in March 2017, the maturity date of the corresponding debt instrument. Since the interest rate swaps hedge the designated debt balance and qualify for fair value hedge accounting, changes in the fair value of the swaps also result in a corresponding adjustment to the value of the debt. As of April 2, 2010, the Company recorded an obligation of $6 million relating to these interest rate swaps, resulting from increases in forward rates, along with a corresponding reduction in debt.

12.	Restructuring Charges and Asset Impairments

Restructuring charges and asset impairments include the following:

	Three Months Ended
	April 2,	April 3,
	2010	2009
	(Dollars in millions)

Severance and other charges	$6	$20

Total restructuring charges	6	20
Other fixed asset impairments	1	4

Total restructuring charges and fixed asset impairments	7	24
Intangible asset impairments	—	30

Total restructuring charges and asset impairments	$7	$54

Restructuring charges and asset impairments by segment are as follows:

Chassis Systems

For the three months ended April 2, 2010, this segment recorded $1 million of income from severance-related postemployment benefits due to a change in estimates. For the three months ended April 3, 2009, this segment incurred charges of approximately $8 million primarily related to severance, retention and outplacement services at various production facilities, $1 million for severance-related postemployment benefits, and $2 million related to other fixed asset impairments to write down certain machinery and equipment to fair value based on estimated future cash flows.

Occupant Safety Systems

For the three months ended April 2, 2010, this segment incurred charges of approximately $1 million primarily related to severance, retention and outplacement services at various production facilities. For the three months ended April 2, 2010 and April 3, 2009, this segment recorded $7 million and $4 million, respectively, of severance-related postemployment benefit expense. Also during the first quarter of 2010, this segment recorded other fixed asset impairments of $1 million to write down certain machinery and equipment to fair value based on estimated future cash flows.

Electronics

For the three months ended April 2, 2010, this segment recorded $1 million of income related to severance, retention and outplacement services at various production facilities due to a change in estimates. For the three months ended April 3, 2009, this segment incurred charges of approximately $1 million primarily related to severance, retention and outplacement services at various production facilities.

Automotive Components

For the three months ended April 3, 2009, this segment incurred charges of approximately $3 million primarily related to severance, retention and outplacement services at various production facilities. Also during the three months ended April 3, 2009, this segment recorded $2 million of severance-related postemployment benefit expense and $2 million of other fixed asset impairments to write down certain machinery and equipment to fair value based on estimated future cash flows.

Corporate

For the three months ended April 3, 2009, corporate facilities incurred charges of approximately $1 million primarily related to severance, retention, and outplacement services at various facilities. Corporate also recorded intangible asset impairments of $30 million related to certain indefinite-lived intangible assets (see Note 4) during the first quarter of 2009.

Restructuring Reserves

The following table shows the movement of the restructuring reserves for severance and other charges but excludes reserves related to severance-related postemployment benefits:

	Three Months Ended
	April 2,	April 3,
	2010	2009
	(Dollars in millions)

Beginning balance	$23	$32
Current period accruals, net of changes in estimates	—	13
Used for purposes intended	(5)	(19)
Effects of foreign currency translation	—	1

Ending balance	$18	$27

Of the $18 million restructuring reserve as of April 2, 2010, approximately $12 million is expected to be paid in the remainder of 2010. The remaining balance is expected to be paid in 2011 and 2012 and is comprised primarily of involuntary employee termination arrangements in the United States and Europe.

13.	Capital Stock

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the “Common Stock”), of which 119,246,564 shares were issued and outstanding as of April 2, 2010, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the Company’s stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

From time to time, capital stock is issued in conjunction with the exercise of stock options and the vesting of restricted stock units issued as part of the Company’s stock incentive plan.

14.	Share-Based Compensation

Equity Awards

On March 3, 2010, the Company granted 535,300 stock-settled stock appreciation rights (“SSARs”) to employees and executive officers of the Company pursuant to the Amended & Restated TRW Automotive Holdings Corp. 2003 Incentive Plan (as amended, the “Plan”). Each SSAR entitles the grantee to receive the appreciation in value of one underlying share of the Company’s stock from the grant date fair market value of $26.91 to the fair market value on the exercise date, although the stock price at exercise is limited to a maximum value of $50.00.

On March 3, 2010, the Company also granted 632,100 restricted stock units to employees, executive officers and independent directors of the Company pursuant to the Plan.

As of April 2, 2010, the Company had 4,886,160 shares of Common Stock available for issuance under the Plan. In addition, 6,744,374 options, 535,300 SSARs and 1,197,698 nonvested restricted stock units were outstanding as of April 2, 2010. The SSARs and more than one-half of the stock options have an 8-year term and vest ratably over three years, whereas the remaining stock options have a 10-year term and vest ratably over five years. Substantially all of the restricted stock units also vest ratably over three years.

The total share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended
	April 2,	April 3,
	2010	2009
	(Dollars in millions)

Stock options and SSARs	$1	$2
Restricted stock units	3	2

Total share-based compensation expense	$4	$4

Cash Awards

For the three months ended April 2, 2010, the Company recognized compensation expense associated with its cash-settled share-based compensation and retention awards of approximately $5 million.

2009 Awards.  In February 2009, the Company issued cash incentive awards for named executives, vice presidents and independent directors and retention awards for executives and vice presidents of the Company (the “2009 Awards”). For compensation expense purposes, the fair value of the share-based portion of the 2009 Awards was determined based on a lattice model (the Monte Carlo simulation) and is re-measured quarterly. The pro-rata vested portion of the awards is recognized as a liability. The liability and fair value of the 2009 Awards as of April 2, 2010 were approximately $22 million and $50 million, respectively (with a maximum payout amount of approximately $51 million).

2010 Awards.  In March 2010, the Company issued cash incentive awards for named executive officers (the “2010 Awards”). Each award is divided into three tranches of equal value with a tranche vesting on each of the first, second and third anniversaries of the agreement date. The target aggregate value of the awards is approximately $2.6 million, but could range from a minimum value of zero to a maximum value of $3.4 million depending on movement of the Company’s stock price during certain determination periods. Compensation expense associated with the 2010 Awards was de minimis for the three months ended April 2, 2010 due to the timing of the award.

15.	Related Party Transactions

Blackstone.  In connection with the acquisition by an affiliate of The Blackstone Group L.P. (“Blackstone”) of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop Grumman Corporation (“Northrop”) (the transaction between Blackstone and Northrop is referred to herein as the “Acquisition”), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services. Approximately $1 million is included in the consolidated statements of operations for each of the three month periods ended April 2, 2010 and April 3, 2009.

In March 2010, Automotive Investors LLC (“AI LLC”), an affiliate of Blackstone, and certain management stockholders sold 11,000,000 shares of the Company’s Common Stock in an underwritten registered public offering (the “Offering”) pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC on August 10, 2009. The Company did not receive any proceeds from the Offering, nor did its number of shares outstanding materially change. As a result of the Offering, AI LLC’s ownership interest in the Company decreased from 39% to 30%.

Core Trust Purchasing Group.  In the first quarter of 2006, the Company entered into a five-year participation agreement (“participation agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as its exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, the Company must purchase 80% of the requirements of its participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG. If the Company does not do so, the sole remedy of CPG is to terminate the agreement. The agreement does not obligate the Company to purchase any fixed or minimum quantities nor does it provide any mechanism for CPG to require the Company to purchase any particular quantity. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendors in respect of such purchases.

Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of purchases by the Company under the participation agreement to an affiliate of Blackstone, with whom Messrs. Robert Friedman and Neil Simpkins, members of our Board, are affiliated and in which they may have an indirect pecuniary interest. For the three months ended April 2, 2010 and April 3, 2009, the affiliate of Blackstone received de minimis fees from CPG in respect of the Company’s purchases.

16.	Segment Information

The following tables present certain financial information by segment:

	Three Months Ended
	April 2,	April 3,
	2010	2009
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$2,062	$1,405
Occupant Safety Systems	905	599
Electronics	196	118
Automotive Components	420	268

Total sales to external customers	$3,583	$2,390

Intersegment sales:
Chassis Systems	$14	$5
Occupant Safety Systems	11	6
Electronics	88	55
Automotive Components	12	6

Total intersegment sales	$125	$72

Total segment sales:
Chassis Systems	$2,076	$1,410
Occupant Safety Systems	916	605
Electronics	284	173
Automotive Components	432	274

Total segment sales	$3,708	$2,462

Earnings (losses) before taxes:
Chassis Systems	$152	$(49)
Occupant Safety Systems	89	(21)
Electronics	36	(5)
Automotive Components	24	(38)

Segment earnings (losses) before taxes	301	(113)
Corporate expense and other	(2)	(15)
Financing costs	(45)	(42)
Gain (loss) on retirement of debt — net	—	34
Net earnings attributable to noncontrolling interest, net of tax	9	2

Earnings (losses) before income taxes	$263	$(134)

See Note 12 for a summary of restructuring charges and asset impairments by segment.

17.	Contingencies

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

As of April 2, 2010, the Company had reserves for environmental matters of $52 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the master purchase agreement relating to the Acquisition under which Northrop has agreed to indemnify the Company for 50% of any environmental liabilities associated with the operation or ownership of the Company’s automotive business existing at or prior to the Acquisition, subject to certain exceptions. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company’s financial position, results of operations or cash flows of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position, results of operations or cash flows or the possible effect of compliance with environmental requirements imposed in the future.

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

The following should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission on February 25, 2010, and the other information included herein. References in this quarterly report on Form 10-Q (this “Report”) to “we,” “our,” or the “Company” refer to TRW Automotive Holdings Corp., together with its subsidiaries.

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

Financial Results

For the three months ended April 2, 2010:

•	Our net sales were $3.6 billion, which represents an increase of 50% from the prior year period. The increase in sales was driven primarily by significantly higher vehicle production volumes in Europe and North America and, to a lesser extent, the positive effects of foreign currency movements.

•	We experienced our fourth consecutive quarter of improvement in each of gross profit and administrative and selling expenses as a percentage of sales (12.0% and 3.5%, respectively).

•	Operating income was $300 million compared to operating losses of $125 million from the prior year period. The improvement in operating income of $425 million resulted primarily from higher sales volumes, benefits from downturn management and restructuring actions implemented over the past year and, to a lesser extent, lower restructuring charges and asset impairments.

•	Net earnings attributable to TRW were $204 million as compared to net losses of $131 million from the prior year period. This improvement of $335 million was primarily the result of the significant improvement in operating income, partially offset by increased income tax expense and the non-recurrence of a gain on retirement of debt recognized in the prior year period.

•	We generated positive operating cash flow of $21 million, while capital expenditures were $45 million. We also reduced our outstanding debt during the quarter by $150 million.

Recent Trends and Market Conditions

The automotive industry continued to show signs of a recovery during the first quarter of 2010. The primary trends and market conditions impacting our business in 2010 include:

General Economic Conditions:

During the first quarter of 2010, a general improvement in near-term economic conditions and increasing consumer demand for new car sales provided optimism for the industry, despite the continuing high level of unemployment. Even in light of the recent rebound, the industry remains susceptible to unbalanced geographic growth or setbacks resulting from fragile economies and the cessation of vehicle incentive programs, primarily in Europe.

Production Levels:

Production continued to increase sequentially during the first quarter of 2010 due to increased consumer demand, fulfillment of vehicle incentive program orders and inventory restocking. At the current levels of vehicle production, profitability for automotive suppliers is more achievable than it was at the depressed levels experienced in 2009.

In Europe, where approximately 58% of our sales originated in 2009, vehicle production was stronger than anticipated, primarily as a result of the various continuing European automobile scrappage programs, the replenishment of inventories and increased exports. Although the overall trends continue to be positive, and may continue in the near term, the recent increase in demand may diminish as those incentive programs expire.

In North America, where approximately 25% of our sales originated in 2009, the automobile market also experienced higher production levels in the first quarter of 2010. This improvement was primarily attributable to increased consumer demand resulting from improved consumer sentiment and pent-up demand for durable goods due to decreased spending over the preceding 18 months.

While the improvement in global production is encouraging, it is unclear whether this trend is sustainable beyond the near term.

Product Mix:

Product mix tends to be influenced by a variety of factors such as governmental scrappage programs and regulations as well as fluctuating gasoline prices. In Europe, for instance, the demand spurred by the various scrappage programs has generally tended to be toward smaller, more fuel efficient vehicles. In North America, product mix tends to be more correlated to short-term fluctuations in the price of gasoline, thereby causing production to swing between sport utility vehicles/light trucks and more fuel efficient passenger cars. In general, smaller, more fuel efficient vehicles tend to be less profitable for OEMs and suppliers.

Supplier Restructuring Actions:

Many automobile suppliers implemented various forms of operational restructuring actions during 2009 to better align their cost structure with production levels. With those operational actions firmly in place, many of those suppliers took advantage of equity and bond markets in late 2009 to strengthen their financial position. However, concerns continue to exist for suppliers who were not able to take such actions to strengthen their financial position; those companies tended to be smaller Tier 2 and Tier 3 suppliers. Despite recent improvements in industry conditions, the Tier 2 and Tier 3 supply base may still find it difficult to arrange working capital financing from traditional sources (e.g., commercial banks) as production levels increase. In some cases, financial instability of the Tier 2 and Tier 3 supply base poses a risk of supply disruption to us or may require intervention by us to provide financial support in order to avoid supply disruption. We have dedicated resources and systems to closely monitor the viability of our supply base and are constantly evaluating opportunities to mitigate the risk and/or effects of any supplier disruption.

Inflation and Pricing Pressure:

Overall commodity volatility (both inflationary and deflationary) is an ongoing concern for our business and has been a considerable operational and financial focus for us. During the first quarter of 2010, the cost of certain commodities essential to our business increased, the effect of which is expected to negatively impact our results in the second half of 2010. Further, as production levels rise, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in such costs; however, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.

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

Foreign Currencies:

During the first quarter of 2010, we experienced a positive impact on our reported earnings in U.S. dollars resulting from the translation of results denominated in other currencies, mainly the euro, as well as our hedging activities. Additionally, operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies. While we employ financial instruments to hedge certain exposures to fluctuations in foreign currency exchange rates, these hedging actions will not entirely insulate us from currency effects and such programs may not always be available to us at economically reasonable costs.

Strategic Initiatives

On an ongoing basis, we evaluate our competitive position in the global automotive supply industry and determine what actions are required to maintain and improve that position. The significant changes in the global automotive industry over the past two years (such as significant fluctuations in demand and production, unfavorable shifts in product mix and industry-wide financial distress) have caused us to reevaluate and reconfigure our business to establish a more appropriate cost and capital structure relative to anticipated production levels.

Throughout 2009 and into 2010, we have undertaken a number of operational and financial restructuring and cost reduction initiatives as we managed through the recent economic downturn and initial recovery. Our ongoing initiatives are focused on managing costs during periods of increasing production levels, maintaining discipline on capital expenditures and other discretionary spending and reducing debt.

Although we believe that we have established a firm foundation for continued profitability, we continue to evaluate our global footprint to ensure that the Company is properly configured and sized based on changing market conditions. As such, further plant rationalization and global workforce reduction efforts may be warranted.

Our Debt and Capital Structure

We continue to focus on improving the strength and flexibility of our capital structure. During the first quarter of 2010, we optionally repaid $100 million of our outstanding Term Loan B-3 with cash on hand. Subsequent to our first quarter, on April 30, 2010, we optionally repaid the remaining Term Loan B-3 balance outstanding of $75 million with cash on hand.

As market conditions warrant, we and our major equity holders, including The Blackstone Group L.P. and its affiliates, may from time to time repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or by other means.

See “LIQUIDITY AND CAPITAL RESOURCES” below and Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Report for further information.

Income Tax Expense

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or whenever events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The Company continues to maintain a valuation allowance related to the net deferred tax assets in the United States and various foreign jurisdictions.

There is no income tax benefit recognized with respect to losses incurred and no income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in our effective tax rate. The Company intends to maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized. If operating results improve or deteriorate on a sustained basis, our conclusions regarding the need for a valuation allowance could change, resulting in either the reversal or initial recognition of a valuation allowance in the future, which could have a significant impact on income tax expense in the period recognized and subsequent periods.

RESULTS OF OPERATIONS

The following unaudited consolidated statements of operations compare the results of operations for the three months ended April 2, 2010 and April 3, 2009.

Total Company Results of Operations

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2010	2009	Variance
	(Dollars in millions)

Sales	$3,583	$2,390	$1,193
Cost of sales	3,154	2,360	794

Gross profit	429	30	399
Administrative and selling expenses	125	107	18
Amortization of intangible assets	5	5	—
Restructuring charges and fixed asset impairments	7	24	(17)
Intangible asset impairments	—	30	(30)
Other (income) expense — net	(8)	(11)	3

Operating income (losses)	300	(125)	425
Interest expense — net	45	42	3
(Gain) loss on retirement of debt — net	—	(34)	34
Equity in (earnings) losses of affiliates, net of tax	(8)	1	(9)

Earnings (losses) before income taxes	263	(134)	397
Income tax expense (benefit)	50	(5)	55

Net earnings (losses)	213	(129)	342
Less: Net earnings attributable to noncontrolling interest, net of tax	9	2	7

Net earnings (losses) attributable to TRW	$204	$(131)	$335

Comparison of the Three Months Ended April 2, 2010 to the Three Months Ended April 3, 2009

Sales increased by $1,193 million for the three months ended April 2, 2010 as compared to the three months ended April 3, 2009. The increase in sales was driven primarily by favorable volume (net of price reductions provided to customers) of $1,009 million, which is attributable mainly to increased vehicle production volumes in all major geographic regions. Foreign currency exchange also had a $184 million net favorable impact on sales.

Gross profit increased by $399 million for the three months ended April 2, 2010 as compared to the three months ended April 3, 2009. The increase was driven primarily by favorable volume (net of adverse mix) of $263 million and cost reductions (partially offset by inflation and price reductions provided to customers) of $101 million, which includes the incremental benefit of restructuring and cost containment actions implemented in the prior year along with the additional benefit of current year actions. Also contributing to the increase in gross profit were the positive effects of foreign currency exchange of $38 million. Gross profit as a percentage of sales for the three months ended April 2, 2010 was 12.0% compared to 1.3% for the three months ended April 3, 2009.

Administrative and selling expenses increased by $18 million for the three months ended April 2, 2010 as compared to the three months ended April 3, 2009. The increase was driven primarily by inflation and other costs in excess of cost reductions, together which net to $12 million, and net unfavorable foreign currency exchange effects of $5 million. Administrative and selling expenses as a percentage of sales were 3.5% for the three months ended April 2, 2010, as compared to 4.5% for the three months ended April 3, 2009.

Restructuring charges and fixed asset impairments decreased by $17 million for the three months ended April 2, 2010 compared to the three months ended April 3, 2009. This was primarily related to decreases in severance, retention and outplacement services at various production facilities of $12 million and severance-related postemployment benefits of $2 million. Fixed asset impairments decreased by $3 million.

Intangible asset impairments were $30 million for the three months ended April 3, 2009. During the first quarter of 2009, due to the negative economic and industry conditions, impairment charges of $30 million were recorded as a result of testing the recoverability of our trademark intangible assets.

Other (income) expense — net was income of $8 million for the three months ended April 2, 2010 as compared to income of $11 million for the three months ended April 3, 2009. This decrease of $3 million was primarily due to a decrease in royalty and grant income of $6 million, and a decrease in net gain on sales of assets of $3 million. These negative variances were partially offset by a favorable change in net provision for bad debts of $5 million.

Interest expense — net increased by $3 million for the three months ended April 2, 2010 as compared to the three months ended April 3, 2009, primarily as the result of higher interest rates on new fixed rate debt instruments and on variable rate debt, partially offset by lower overall debt levels.

Gain on retirement of debt — net was $34 million for the three months ended April 3, 2009. During the first quarter of 2009, we repurchased $47 million in principal amount of our senior unsecured notes and recorded a gain on retirement of debt of $34 million, including the write-off of a portion of debt issuance costs and premiums.

Equity in (earnings) losses of affiliates, net of tax increased by $9 million for the three months ended April 2, 2010 as compared to the three months ended April 3, 2009. This was driven primarily by improved economic conditions, and as a result, a higher level of earnings from affiliates in Asia.

Income tax expense for the three months ended April 2, 2010 was $50 million on pre-tax earnings of $263 million as compared to an income tax benefit of $5 million on pre-tax losses of $134 million for the three months ended April 3, 2009. The tax benefit for the three months ended April 3, 2009 is net of tax expense of $13 million that was recorded in establishing a valuation allowance against the net deferred tax assets of certain subsidiaries. The income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which pre-tax earnings or losses do not result in the recognition of a corresponding income tax expense or benefit, as well as favorable foreign tax rates, holidays, and credits.

Segment Results of Operations

Sales, Including Intersegment Sales

	Three Months Ended
	April 2,	April 3,
	2010	2009	Variance
	(Dollars in millions)

Chassis Systems	$2,076	$1,410	$666
Occupant Safety Systems	916	605	311
Electronics	284	173	111
Automotive Components	432	274	158
Intersegment eliminations	(125)	(72)	(53)

Sales	$3,583	$2,390	$1,193

Earnings (Losses) Before Taxes

	Three Months Ended
	April 2,	April 3,
	2010	2009	Variance
	(Dollars in millions)

Chassis Systems	$152	$(49)	$201
Occupant Safety Systems	89	(21)	110
Electronics	36	(5)	41
Automotive Components	24	(38)	62

Segment earnings (losses) before taxes	$301	$(113)	$414
Corporate expense and other	(2)	(15)	13
Financing costs	(45)	(42)	(3)
Gain (loss) on retirement of debt — net	—	34	(34)
Net earnings attributable to noncontrolling interest, net of tax	9	2	7

Earnings (losses) before income taxes	$263	$(134)	$397

Restructuring Charges and Asset Impairments Included in Earnings (Losses) Before Taxes

	Three Months Ended
	April 2,	April 3,
	2010	2009	Variance
	(Dollars in millions)

Chassis Systems	$(1)	$11	$(12)
Occupant Safety Systems	9	4	5
Electronics	(1)	1	(2)
Automotive Components	—	7	(7)
Corporate	—	31	(31)

Total restructuring charges and asset impairments	$7	$54	$(47)

Chassis Systems

Comparison of the three months ended April 2, 2010 and April 3, 2009:

Sales, including intersegment sales increased by $666 million for the three months ended April 2, 2010 as compared to the three months ended April 3, 2009. The increase was driven primarily by favorable volume (net of price reductions provided to customers) of $552 million, which is mainly attributable to increased vehicle production volumes in all major geographic regions. Foreign currency exchange also had a $114 million net favorable impact on sales.

Earnings (losses) before taxes improved by $201 million for the three months ended April 2, 2010 as compared to the three months ended April 3, 2009. The improvement was driven primarily by favorable volume in excess of adverse mix, which net to $118 million. Also contributing to the increase in earnings were cost reductions (in excess of inflation and price reductions provided to customers) of $57 million, lower restructuring and impairment costs of $12 million and the favorable impact of foreign currency exchange of $12 million.

Restructuring charges and asset impairments decreased by $12 million for the three months ended April 2, 2010 as compared to the three months ended April 3, 2009. This decrease was primarily driven by lower severance, retention and outplacement services at various production facilities of $8 million, lower other fixed asset impairments of approximately $2 million to write down certain machinery and equipment to fair value based on estimated future cash flows and $2 million lower severance-related postemployment benefits.

Occupant Safety Systems

Comparison of the three months ended April 2, 2010 and April 3, 2009:

Sales, including intersegment sales increased by $311 million for the three months ended April 2, 2010 as compared to the three months ended April 3, 2009. The increase was driven primarily by favorable volume (net of price reductions provided to customers) of $275 million and, to a lesser extent, the positive impact of foreign currency exchange of $36 million.

Earnings (losses) before taxes improved by $110 million for the three months ended April 2, 2010 as compared to the three months ended April 3, 2009. The improvement was driven primarily by favorable volume in excess of adverse mix, which net to $75 million. Also contributing to the increase in earnings were cost reductions (in excess of inflation and price reductions provided to customers) of $32 million and the favorable impact of foreign currency exchange of $15 million. These items were partially offset by the non-recurrence of favorable patent resolutions of $6 million that occurred in the prior period and increased restructuring and impairment costs of $5 million.

Restructuring charges and asset impairments increased by $5 million for the three months ended April 2, 2010 as compared to the three months ended April 3, 2009. The increase was primarily driven by higher severance-related postemployment benefit expense of $3 million. Charges incurred in 2010 of approximately $1 million primarily related to severance, retention and outplacement services at various production facilities and other fixed asset impairments of $1 million to write down certain machinery and equipment to fair value based on estimated future cash flows also contributed to the increase.

Electronics

Comparison of the three months ended April 2, 2010 and April 3, 2009:

Sales, including intersegment sales increased by $111 million for the three months ended April 2, 2010 as compared to the three months ended April 3, 2009. The increase was driven primarily by favorable volume (net of price reductions provided to customers) of $99 million and, to a lesser extent, the positive impact of foreign currency exchange of $12 million.

Earnings (losses) before taxes improved by $41 million for the three months ended April 2, 2010 as compared to the three months ended April 3, 2009. The improvement was driven primarily by favorable volume in excess of adverse mix, which net to $33 million and the favorable impact of foreign currency exchange of $7 million.

Restructuring charges and asset impairments decreased by $2 million for the three months ended April 2, 2010 as compared to the three months ended April 3, 2009 due to lower severance, retention and outplacement services at various production facilities.

Automotive Components

Comparison of the three months ended April 2, 2010 and April 3, 2009:

Sales, including intersegment sales increased by $158 million for the three months ended April 2, 2010 as compared to the three months ended April 3, 2009. The increase was driven primarily by favorable volume (net of price reductions provided to customers) of $133 million and the positive impact of foreign currency exchange of $25 million.

Earnings (losses) before taxes improved by $62 million for the three months ended April 2, 2010 as compared to the three months ended April 3, 2009. The improvement was driven primarily by favorable volume in excess of adverse mix, which net to $36 million. Also contributing to the increase in earnings were cost reductions (in excess of inflation, price reductions provided to customers, and other cost adjustments) of $15 million, lower restructuring and impairment costs of $7 million and the favorable impact of foreign currency exchange of $5 million.

Restructuring charges and asset impairments decreased by $7 million for the three months ended April 2, 2010 as compared to the three months ended April 3, 2009. While this segment incurred no restructuring charges or asset impairments during the first quarter of 2010, charges of approximately $5 million primarily related to severance, retention and outplacement services as well as severance-related postemployment benefits were recorded during the first quarter of 2009. The 2009 period also included other fixed asset impairments of approximately $2 million to write down certain machinery and equipment to fair value based on estimated future cash flows.

Liquidity and Capital Resources

While we continue to have a high amount of leverage, we believe that funds generated from operations and available borrowing capacity will be adequate to fund our liquidity requirements. These requirements, which are significant, generally consist of debt service requirements, capital expenditures, working capital requirements and company-sponsored research and development programs. In addition, our current financing plans are intended to provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, industry specific, financial market, competitive, legislative and regulatory factors.

On an annual basis, our primary source of liquidity remains cash flows generated from operations. At various points during the course of the year we may be in an operating cash usage position, which is not unusual given the seasonality of our business. We also have available liquidity under our revolving credit facility and the receivables and credit facilities described below, subject to certain conditions. We continuously focus on our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. Although we have historically been successful in managing the timing of our cash flows, future success will be dependent on the financial position of our customers and suppliers, and on industry conditions.

Cash Flows

Operating Activities.  Cash provided by operating activities for the three months ended April 2, 2010 was $21 million, as compared to $254 million used in operating activities for the three months ended April 3, 2009. The increase in cash provided by operating activities is primarily the result of the following factors:

•	The improvement of our results of operations during the first quarter of 2010, as compared to the first quarter of 2009, which was primarily caused by increased sales in North America and Europe.

•	Restructuring and severance-related cash outflows were $9 million in the first quarter of 2010 compared to $13 million in the first quarter of 2009.

•	Net pension and other postretirement cash payments for the first quarter of 2010 were $36 million, compared to cash payments of $51 million in the first quarter of 2009.

Partially offsetting the abovementioned positive factors was $100 million of higher working capital requirements in 2010 resulting from the increase in sales and customer production schedules during the first quarter of 2010 as compared to significantly lower sales experienced during the first quarter of 2009.

Investing Activities.  Cash used in investing activities for the three months ended April 2, 2010 was $44 million as compared to $31 million for the three months ended April 3, 2009. For the three months ended April 2, 2010 and April 3, 2009, we spent $45 million and $35 million, respectively, in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $325 million for such capital expenditures during 2010.

Financing Activities.  Cash used in financing activities was $121 million for the three months ended April 2, 2010 as compared to $89 million provided by financing activities for the three months ended April 3, 2009. During the quarter ended April 2, 2010, we optionally repaid $100 million of our outstanding Term Loan B-3 with cash on hand. During the quarter ended April 3, 2009, we repurchased portions of our senior unsecured notes, totaling $47 million in principal amount.

Other Sources of Liquidity

Liquidity Facilities.  We intend to draw down on, and use proceeds from, our revolving credit facility and our European factoring facility (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of April 2, 2010, we had approximately $1.2 billion of availability under our revolving credit facility, which is part of our senior secured credit facilities described below. This availability reflects no outstanding borrowings and reduced availability as a result of $58 million in outstanding letters of credit and bank guarantees and a $48 million unfunded commitment of Lehman Commercial Paper Inc. (“LCP”) under the revolving credit facility. The Company has excluded LCP’s commitment from the description of the revolving credit facility and all references to availability contained in this Report.

We, through one of our European subsidiaries, have a receivables factoring arrangement in Italy. This €40 million program is renewable annually, if not otherwise terminated. As of April 2, 2010, the Company did not have any factored receivables under the program and €36 million remained available for funding.

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

On April 2, 2010, our subsidiaries in the Asia Pacific region also had various uncommitted credit facilities totaling approximately $159 million, of which $142 million was available after borrowings of $17 million. We expect that these additional facilities will be drawn on from time to time for normal working capital purposes.

Senior Secured Credit Facilities.  In December 2009, we entered into our Seventh Amended and Restated Credit Agreement (the “Seventh Credit Agreement”) with the lenders party thereto. The Seventh Credit Agreement amended certain provisions of our previous credit agreement, including the interest coverage ratio covenant, applicable margins and certain other covenants applicable to the Company. The Seventh Credit Agreement provides for senior secured credit facilities consisting of (i) a revolving credit facility in the amount of $1,256 million, of which $411 million matures May 9, 2012 and $845 million matures November 30, 2014, subject to certain conditions described below, (ii) the $225 million Term Loan A-2, and (iii) the $175 million Term Loan B-3. Net proceeds from the Term Loan A-2 and Term Loan B-3, together with cash on hand were used to repay the remaining balance of the existing term loan A-1 and term loan B-1 and pay fees and expenses associated with the Seventh Credit Agreement. See “— Senior Secured Credit Facilities” in Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of these facilities.

Our Seventh Credit Agreement contains a number of covenants, including financial covenants that would impact our ability to borrow on the facility if not met and restrictive covenants that, among other things, restrict the ability to incur additional indebtedness and the payment of cash dividends on the Company’s common stock. Such covenants are described in more detail in Note 14 to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

During the first quarter of 2010, we optionally repaid $100 million of our outstanding Term Loan B-3 with cash on hand. Subsequent to our first quarter, on April 30, 2010, we optionally repaid the remaining Term Loan B-3 balance outstanding of $75 million with cash on hand.

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

CONTINGENCIES AND ENVIRONMENTAL MATTERS

The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 17 to the condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of recently issued accounting pronouncements.

OUTLOOK

For the full year 2010, we expect revenue to be in the range of $12.9 billion to $13.3 billion, including second quarter sales of approximately $3.4 billion. These sales figures are based on expected 2010 production levels of 11.5 million units in North America and 16.7 million units in Europe, and take into consideration our expectation of foreign currency exchange rates.

During the first quarter of 2010 vehicle production continued to increase sequentially over the most recent quarter. This experience, together with recent vehicle production forecasts, leads us to believe that 2010 global vehicle production will be higher than 2009 levels (production in North America is expected to be substantially higher than 2009, whereas production in Europe is expected to be modestly higher than 2009). Despite the positive first quarter results and expectations for the remainder of the year, we expect that full recovery of the automotive industry will be a long and gradual process.

We believe that our liquidity position, in addition to our continued focus on the appropriate infrastructure for our business and management of costs as production levels fluctuate, position us well for continued success as a leading automotive supplier. Further, our technology portfolio, product and geographic diversification and improved cost structure positions us well to take advantage of an industry rebound.

We continue to be exposed to the potential inflationary impact of certain commodities such as ferrous metals, base metals, resins, yarns, energy costs and other petroleum-based products. As production increases, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. Although the impact of commodity inflation may not affect the Company immediately, it is typically evidenced by near-term contribution margin contraction and can put significant operational and financial burdens on us and our suppliers.

We remain concerned about the viability of the Tier 2 and Tier 3 supply base as they face financial difficulties in the current environment due to increased working capital requirements resulting from increased production levels and commodity inflationary pressures. The inability of any major supplier to meet its commitments could negatively impact us either directly or by negatively affecting our customers. While we continue our efforts to mitigate the impact of our own suppliers’ financial distress on our financial results, our efforts may be insufficient and the pressures may worsen, thereby potentially having a negative impact on our future results.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 under “Item 1A. Risk Factors” including: the financial condition of our customers adversely affecting us or the viability of our supply base; disruptions in the financial markets adversely impacting the availability and cost of credit negatively affecting our business; any shortage of supplies adversely affecting us; any further material contraction in automotive sales and production adversely affecting our results, liquidity or the viability of our supply base; escalating pricing pressures from our customers; commodity inflationary pressures adversely affecting our profitability or supply base; our dependence on our largest customers; costs of product liability, warranty and recall claims and efforts by customers to adversely alter contract terms and conditions concerning warranty and recall participation; costs or liabilities relating to environmental, health and safety regulations; limitations on available cash and access to additional capital due to our substantial debt; strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations impacting our results; any increase in the expense of our pension and other postretirement benefits or the funding requirements of our pension plans; any impairment of a significant amount of our goodwill or other intangible assets; risks associated with non-U.S. operations, including foreign exchange risks and economic uncertainty in some regions; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers; volatility in our annual effective tax rate resulting from a change in earnings mix or other factors; assertions by or against us relating to intellectual property rights; the possibility that our largest stockholder’s interests will conflict with our or our other stockholders’ interests; and other risks and uncertainties set forth in our Annual Report on Form 10-K, in “— Executive Overview” above and in our other filings with the Securities and Exchange Commission.

All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We do not undertake any obligation to release publicly any update or revision to any of the forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of April 2, 2010, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the specified time periods.

Changes in Internal Control over Financial Reporting.  There was no change in the Company’s internal controls over financial reporting that occurred during the first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information concerning legal proceedings involving the Company contained in Note 17 to the condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer repurchases

The independent trustee of our 401(k) plans purchases shares in the open market to fund (i) investments by employees in our common stock, one of the investment options available under such plans, and (ii) matching contributions in Company stock we provide under certain of such plans (matching contributions on certain plans that were suspended in 2009 were reinstated in February 2010). In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and permits the satisfaction of the minimum statutory tax obligations upon exercise of options through stock withholding. Further, while our stock incentive plan also permits the satisfaction of the minimum statutory tax obligations upon the vesting of restricted stock units through stock withholding, the shares withheld for such purpose are issued directly to us and are then immediately retired and returned to our authorized but unissued reserve. The Company does not believe that the foregoing purchases or transactions are issuer repurchases for the purposes of Item 2 of this Report.

Item 6.	Exhibits (including those incorporated by reference)

Exhibit
Number	Exhibit Name

3.1	Second Amended and Restated Certificate of Incorporation of TRW Automotive Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Company (File No. 001-31970) for the fiscal year ended December 31, 2003)
3.2	Third Amended and Restated By-Laws of TRW Automotive Holdings Corp. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company (File No. 001-31970) filed November 17, 2004)
10.1	Form of TRW Automotive Inc. Executive Officer Cash Incentive Award Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company (File No. 001-31970) filed February 26, 2010)
10.2	Form of TRW Automotive Holdings Corp. Executive Officer Stock-Settled Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company (File No. 001-31970) filed February 26, 2010)
10.3	Form of TRW Automotive Holdings Corp. Chief Executive Officer Stock-Settled Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company (File No. 001-31970) filed February 26, 2010)
10.4*	Amendment, dated as of March 17, 2010, to the Seventh Amended and Restated Credit Agreement dated as of December 21, 2009, among TRW Automotive Inc., TRW Automotive Holdings Corp., TRW Automotive Intermediate Holdings Corp., certain of the Company’s foreign subsidiaries, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent for the lenders, and Bank of America, N.A., as syndication agent
31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRW Automotive Holdings Corp. (Registrant)

Date: May 5, 2010	By:	/s/ JOSEPH S. CANTIE

Joseph S. Cantie Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)