Form 10-Q
period 2010-07-02
TRW AUTOMOTIVE HOLDINGS CORP
filed 2010-08-04
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 001-31970

TRW Automotive Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware	81-0597059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12001 Tech Center
Drive, Livonia, Michigan 48150
(Address of principal executive offices)

(734) 855-2600
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address or former fiscal year, if changed since last report)

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

As of July 26, 2010, the number of shares outstanding of the registrant’s Common Stock was 119,629,290.

TRW Automotive Holdings Corp.

Index

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 6.	Exhibits	45
Signatures		46
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Operations

	Three Months Ended
	July 2,	July 3,
	2010	2009
	(Unaudited)
	(In millions, except per share amounts)

Sales	$3,661	$2,732
Cost of sales	3,222	2,532

Gross profit	439	200
Administrative and selling expenses	130	117
Amortization of intangible assets	6	6
Restructuring charges and fixed asset impairments	3	26
Other (income) expense — net	(22)	7

Operating income (losses)	322	44
Interest expense — net	41	42
(Gain) loss on retirement of debt — net	1	(1)
Equity in (earnings) losses of affiliates, net of tax	(9)	(5)

Earnings (losses) before income taxes	289	8
Income tax expense (benefit)	52	14

Net earnings (losses)	237	(6)
Less: Net earnings attributable to noncontrolling interest, net of tax	10	5

Net earnings (losses) attributable to TRW	$227	$(11)

Basic earnings (losses) per share:
Earnings (losses) per share	$1.90	$(0.11)

Weighted average shares outstanding	119.4	101.4

Diluted earnings (losses) per share:
Earnings (losses) per share	$1.78	$(0.11)

Weighted average shares outstanding	130.7	101.4

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Operations

	Six Months Ended
	July 2,	July 3,
	2010	2009
	(Unaudited)
	(In millions, except per share amounts)

Sales	$7,244	$5,122
Cost of sales	6,376	4,892

Gross profit	868	230
Administrative and selling expenses	255	224
Amortization of intangible assets	11	11
Restructuring charges and fixed asset impairments	10	50
Intangible asset impairments	—	30
Other (income) expense — net	(30)	(4)

Operating income (losses)	622	(81)
Interest expense — net	86	84
(Gain) loss on retirement of debt — net	1	(35)
Equity in (earnings) losses of affiliates, net of tax	(17)	(4)

Earnings (losses) before income taxes	552	(126)
Income tax expense (benefit)	102	9

Net earnings (losses)	450	(135)
Less: Net earnings attributable to noncontrolling interest, net of tax	19	7

Net earnings (losses) attributable to TRW	$431	$(142)

Basic earnings (losses) per share:
Earnings (losses) per share	$3.62	$(1.40)

Weighted average shares outstanding	118.9	101.3

Diluted earnings (losses) per share:
Earnings (losses) per share	$3.38	$(1.40)

Weighted average shares outstanding	130.0	101.3

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	July 2,	December 31,
	2010	2009
	(Unaudited)
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$767	$788
Accounts receivable — net	2,285	1,943
Inventories	696	660
Prepaid expenses and other current assets	199	201

Total current assets	3,947	3,592
Property, plant and equipment — net of accumulated depreciation of $3,107 million and $3,187 million, respectively	2,029	2,334
Goodwill	1,755	1,768
Intangible assets — net	313	324
Pension assets	218	179
Other assets	510	535

Total assets	$8,772	$8,732

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$30	$18
Current portion of long-term debt	20	28
Trade accounts payable	2,024	1,912
Accrued compensation	241	256
Other current liabilities	1,147	1,094

Total current liabilities	3,462	3,308
Long-term debt	1,994	2,325
Postretirement benefits other than pensions	463	479
Pension benefits	721	804
Other long-term liabilities	493	507

Total liabilities	7,133	7,423
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,572	1,553
Retained earnings (accumulated deficit)	108	(323)
Accumulated other comprehensive earnings (losses)	(190)	(71)

Total TRW stockholders’ equity	1,491	1,160
Noncontrolling interest	148	149

Total equity	1,639	1,309

Total liabilities and equity	$8,772	$8,732

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	July 2,	July 3,
	2010	2009
	(Unaudited) (Dollars in millions)

Operating Activities
Net earnings (losses)	$450	$(135)
Adjustments to reconcile net earnings (losses) to net cash provided by (used in) operating activities:
Depreciation and amortization	232	239
Net pension and other postretirement benefits income and contributions	(95)	(122)
Net (gain) loss on retirement of debt	1	(35)
Intangible asset impairment charges	—	30
Fixed asset impairment charges	(3)	7
Net (gain) loss on sales of assets	(1)	(3)
Other — net	4	6
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable — net	(519)	(247)
Inventories	(88)	51
Trade accounts payable	270	(115)
Prepaid expense and other assets	(19)	107
Other liabilities	191	(14)

Net cash provided by (used in) operating activities	423	(231)
Investing Activities
Capital expenditures, including other intangible assets	(107)	(72)
Net proceeds from asset sales	6	3

Net cash provided by (used in) investing activities	(101)	(69)
Financing Activities
Change in short-term debt	11	(25)
Net (repayments on) proceeds from revolving credit facility	—	198
Proceeds from issuance of long-term debt, net of fees	1	1,075
Redemption of long-term debt	(294)	(1,131)
Proceeds from exercise of stock options	17	—
Dividends paid to noncontrolling interest	(12)	(6)

Net cash provided by (used in) financing activities	(277)	111
Effect of exchange rate changes on cash	(66)	4

Increase (decrease) in cash and cash equivalents	(21)	(185)
Cash and cash equivalents at beginning of period	788	756

Cash and cash equivalents at end of period	$767	$571

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements

1.	Description of Business

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three and six months ended July 2, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

The Company follows a fiscal calendar that ends on December 31. However, each fiscal quarter has three periods consisting of one five week period and two four week periods. Each quarterly period ends on a Friday, with the possible exception of the final quarter of the year, which always ends on December 31.

Earnings (Losses) Per Share.  Basic earnings (losses) per share are calculated by dividing net earnings (losses) by the weighted average shares outstanding during the period. Diluted earnings (losses) per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance, including stock options, restricted stock units and stock-settled stock appreciation rights. Further, if the inclusion of shares potentially issuable for the Company’s 3.50% exchangeable senior unsecured notes (see Note 11) is more dilutive than the inclusion of the interest expense for those exchangeable notes, the Company utilizes the “if-converted” method to calculate diluted earnings per share. Under the if-converted method, the Company adjusts net earnings to add back interest expense and amortization of the discount recognized on the exchangeable notes and includes the number of shares potentially issuable related to the exchangeable notes in the weighted average shares outstanding.

If the average market price of the Company’s common stock exceeds the exercise price of outstanding stock options, the treasury stock method is used to determine the incremental number of shares to be included in the diluted earnings per share computation.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

Net earnings (losses) attributable to TRW and the weighted average shares outstanding used in calculating basic and diluted earnings (losses) per share were:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
	(In millions, except per share amounts)

Net earnings (losses) attributable to TRW	$227	$(11)	$431	$(142)
Interest expense on exchangeable notes, net of tax of zero	3	—	5	—
Amortization of discount on exchangeable notes, net of tax of zero	2	—	4	—

Net earnings (losses) attributable to TRW for purposes of calculating diluted earnings (losses) per share	$232	$(11)	$440	$(142)

Basic:
Weighted average shares outstanding(1)	119.4	101.4	118.9	101.3

Basic earnings (losses) per share	$1.90	$(0.11)	$3.62	$(1.40)

Diluted:
Weighted average shares outstanding(1)	119.4	101.4	118.9	101.3
Effect of dilutive stock options, restricted stock units and stock-settled stock appreciation rights	2.5	—	2.3	—
Shares applicable to exchangeable notes	8.8	—	8.8	—

Diluted weighted average shares outstanding	130.7	101.4	130.0	101.3

Diluted earnings (losses) per share	$1.78	$(0.11)	$3.38	$(1.40)

(1)	In August 2009, the Company issued 16.1 million shares of its common stock in a public offering, which are included in the weighted average shares outstanding for 2010.

For the three and six months ended July 2, 2010, a de minimis number of securities and 1.4 million securities, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table presents the movement in the product warranty liability for the periods indicated:

	Six Months Ended
	July 2,	July 3,
	2010	2009
	(Dollars in millions)

Beginning balance	$118	$108
Current period accruals, net of changes in estimates	28	26
Used for purposes intended	(32)	(31)
Effects of foreign currency translation	(8)	3

Ending balance	$106	$106

Equity and Comprehensive Income.  The following tables present a rollforward of the changes in equity, including changes in the components of comprehensive earnings (losses) (also referred to herein as “OCI”) attributable to TRW shareholders and to the noncontrolling interest.

	Three Months Ended
	July 2, 2010			July 3, 2009
		TRW	Noncontrolling		TRW	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
	(Dollars in millions)

Beginning balance of equity	$1,518	$1,374	$144	$1,120	$990	$130
Comprehensive earnings (losses):
Net earnings (losses)	237	227	10	(6)	(11)	5
Foreign currency translation	(113)	(107)	(6)	144	140	4
Retirement obligations, net of tax	(1)	(1)	—	19	19	—
Deferred cash flow hedges, net of tax	(11)	(11)	—	60	60	—

Comprehensive earnings (losses)	112	108	4	217	208	9
Share-based compensation expense	3	3	—	4	4	—
Proceeds from exercise of stock options	6	6	—	—	—	—

Ending balance of equity	$1,639	$1,491	$148	$1,341	$1,202	$139

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

	Six Months Ended
	July 2, 2010			July 3, 2009
		TRW	Noncontrolling		TRW	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
	(Dollars in millions)

Beginning balance of equity	$1,309	$1,160	$149	$1,268	$1,131	$137
Comprehensive earnings (losses):
Net earnings (losses)	450	431	19	(135)	(142)	7
Foreign currency translation	(127)	(119)	(8)	90	89	1
Retirement obligations, net of tax	—	—	—	5	5	—
Deferred cash flow hedges, net of tax	—	—	—	111	111	—

Comprehensive earnings (losses)	323	312	11	71	63	8
Dividends paid to noncontrolling interest	(12)	—	(12)	(6)	—	(6)
Share-based compensation expense	7	7	—	8	8	—
Proceeds from exercise of stock options	17	17	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	(5)	(5)	—	—	—	—

Ending balance of equity	$1,639	$1,491	$148	$1,341	$1,202	$139

Recently Adopted Accounting Pronouncements.  In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which amends Accounting Standards Codification Topic (“ASC”) 855. ASU No. 2010-09 conforms the guidance in ASC 855 for SEC filers to match subsequent event guidance issued by the SEC. The adoption of ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820),” which amends ASC 820. ASU No. 2010-06 requires disclosure of significant transfers between Level 1 and Level 2 of the fair value hierarchy beginning on January 1, 2010. ASU No. 2010-06 further requires entities to report, on a gross basis, activity in the Level 3 fair value measurement reconciliation beginning on January 1, 2011. The adoption of the 2010 provisions of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation 46(R) (FIN 46(R)),” which has been codified as ASU No. 2009-17. ASU No. 2009-17 requires that the assessment of whether an entity has a controlling financial interest in a variable interest entity (“VIE”) must be performed on an ongoing basis. ASU No. 2009-17 also requires that the assessment to determine if an entity has a controlling financial interest in a VIE must be qualitative in nature, and eliminates the quantitative

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

assessment required in ASC 810. The adoption of ASU No. 2009-17 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an Amendment of SFAS No. 140,” which has been codified as ASU No. 2009-16. ASU No. 2009-16 eliminates the concept of a qualified special-purpose entity from GAAP. ASU No. 2009-16 also clarifies the language surrounding when a transferor of financial assets has surrendered control over the transferred financial assets. ASU No. 2009-16 establishes additional guidelines for the recognition of a sale related to the transfer of a portion of a financial asset, and requires that all transfers be measured at fair value. The adoption of ASU No. 2009-16 did not have a material impact on the Company’s consolidated financial statements.

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

3.	Inventories

The major classes of inventory are as follows:

	As of
	July 2,	December 31,
	2010	2009
	(Dollars in millions)

Finished products and work in process	$347	$342
Raw materials and supplies	349	318

Total inventories	$696	$660

4.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety		Automotive
	Systems	Systems	Electronics	Components
	Segment	Segment	Segment	Segment	Total
	(Dollars in millions)

Balance as of December 31, 2009	$800	$545	$423	$—	$1,768
Effects of foreign currency translation	—	(13)	—	—	(13)

Balance as of July 2, 2010	$800	$532	$423	$—	$1,755

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

Intangible assets

The following table reflects intangible assets and related accumulated amortization:

	As of July 2, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$67	$(30)	$37	$67	$(25)	$42
Developed technology and other intangible assets	89	(76)	13	90	(71)	19

Total	156	$(106)	50	157	$(96)	61

Indefinite-lived intangible assets:
Trademarks	263		263	263		263

Total	$419		$313	$420		$324

During the first quarter of 2009, the Company identified an indicator of impairment related to one of its trademarks as a result of the continuing declines in sales of the Company’s products. Accordingly, the Company performed an impairment test and determined that one of its trademark intangible assets was impaired by $30 million.

The Company expects that ongoing amortization expense will approximate the following:

(Dollars in millions)

Remainder of 2010	$10
Fiscal year 2011	13
Fiscal year 2012	11
Fiscal year 2013	11
2014 and beyond	5

5.	Other (Income) Expense — Net

The following table provides details of other (income) expense — net:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
	(Dollars in millions)

Net provision for bad debts	$—	$1	$(1)	$5
Net (gains) losses on sales of assets	—	1	(1)	(3)
Foreign currency exchange (gains) losses	(7)	10	(7)	10
Royalty and grant income	(5)	(5)	(9)	(15)
Miscellaneous other (income) expense	(10)	—	(12)	(1)

Other (income) expense — net	$(22)	$7	$(30)	$(4)

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

6.	Accounts Receivable Facilities

In March 2009, the Company, through one of its European subsidiaries, entered into a receivables factoring arrangement in Italy. This €40 million program is renewable annually, if not terminated. As of July 2, 2010, the Company did not have any factored receivables under the program and €36 million remained available for funding.

The Company had certain other receivables programs in place during 2009 and the first quarter of 2010, all of which were terminated prior to the end of the first quarter of 2010. During the three and six months ended July 3, 2009, the Company recorded $1 million and $2 million of expense, respectively, related to its accounts receivable facilities.

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

Income tax expense for the three months ended July 2, 2010 was $52 million on pre-tax earnings of $289 million and income tax expense for the six months ended July 2, 2010 was $102 million on pre-tax earnings of $552 million. Income tax expense for both periods includes net tax benefits of $10 million relating to the favorable resolution of various tax matters in foreign jurisdictions. Income tax expense for the three months ended July 3, 2009 was $14 million on pre-tax earnings of $8 million. Income tax expense for the six months ended July 3, 2009 was $9 million on pre-tax losses of $126 million and included $13 million of tax expense that was recorded in establishing a valuation allowance against the net deferred tax assets of certain subsidiaries. As of July 2, 2010, the income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which pre-tax earnings or losses do not result in the recognition of a corresponding income tax expense or benefit, as well as favorable foreign tax rates, holidays, and credits.

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

The Company operates in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. Although it is not possible to predict the timing of the conclusions of all ongoing tax audits with accuracy, it is possible that some or all of these examinations will conclude within the next 12 months. It is also reasonably possible that certain statute of limitations may expire

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

relating to various foreign jurisdictions within the next 12 months. As such, it is possible that a reduction in the gross unrecognized tax benefits may occur; however, it is not possible to reasonably estimate the effect this may have upon the gross unrecognized tax benefits.

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

8.	Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

The following tables provide the components of net pension (income) cost for the Company’s defined benefit pension plans:

	Three Months Ended
	July 2, 2010			July 3, 2009
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$2	$—	$4	$3	$4	$4
Interest cost on projected benefit obligations	15	61	9	17	61	10
Expected return on plan assets	(19)	(79)	(5)	(20)	(83)	(5)
Amortization	(1)	—	1	(2)	(7)	—

Net pension (income) cost	$(3)	$(18)	$9	$(2)	$(25)	$9

	Six Months Ended
	July 2, 2010			July 3, 2009
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$3	$—	$9	$7	$8	$8
Interest cost on projected benefit obligations	31	124	19	33	117	19
Expected return on plan assets	(38)	(162)	(10)	(41)	(160)	(9)
Amortization	(2)	—	1	(4)	(13)	—
Curtailments/settlements	—	1	—	—	—	—

Net pension (income) cost	$(6)	$(37)	$19	$(5)	$(48)	$18

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

Postretirement Benefits Other Than Pensions (“OPEB”)

The following tables provide the components of net OPEB (income) cost for the Company’s plans:

	Three Months Ended
	July 2, 2010		July 3, 2009
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Service cost	$—	$1	$—	$—
Interest cost on projected benefit obligations	6	2	6	2
Amortization	(5)	(2)	(5)	(1)
Curtailments/settlements	—	(1)	(5)	—

Net OPEB (income) cost	$1	$—	$(4)	$1

	Six Months Ended
	July 2, 2010		July 3, 2009
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Service cost	$—	$1	$—	$—
Interest cost on projected benefit obligations	12	3	12	4
Amortization	(10)	(3)	(11)	(2)
Curtailments/settlements	—	(3)	(5)	—

Net OPEB (income) cost	$2	$(2)	$(4)	$2

During the three and six months ended July 2, 2010, the Company recorded settlement gains of $1 million and $3 million, respectively, related to retiree medical buyouts.

During the three and six months ended July 3, 2009, the Company recorded settlement gains of $2 million related to retiree medical buyouts, and $3 million related to a plan termination.

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

Level 2.  The fair values determined through Level 2 of the fair value hierarchy are derived principally from or corroborated by observable market data under the market approach. Inputs include quoted prices for similar assets and liabilities (risk adjusted), and market-corroborated inputs, such as market comparables, interest rates, yield curves and other items that allow value to be determined.

Level 3.  The Company utilizes the income approach or the cost approach, as appropriate, to determine the fair value of its assets and liabilities under Level 3 of the fair value hierarchy. The fair value is derived principally from unobservable inputs from the Company’s own assumptions about market risk, developed based on the best information available, subject to cost-benefit analysis, and may include the Company’s own data. When there are no observable comparables, inputs used to determine value are derived from Company-

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

specific inputs, such as projected financial data and the Company’s own views about the assumptions that market participants would use.

Items Measured at Fair Value on a Recurring Basis

The fair value measurements for assets and liabilities recognized in the Company’s consolidated balance sheet are as follows:

	As of
	July 2, 2010			December 31, 2009
	Carrying	Fair	Measurement	Carrying	Fair
	Value	Value	Approach	Value	Value
	(Dollars in millions)

Foreign currency forward contracts — current assets	$10	$10	Level 2	$18	$18
Foreign currency forward contracts — noncurrent assets	2	2	Level 2	3	3
Commodity contracts — current assets	—	—	*	1	1
Short-term debt, fixed and floating rate	30	30	Level 1	18	18
Floating rate long-term debt	159	159	Level 2	415	415
Fixed rate long-term debt	1,855	1,876	Level 2	1,938	1,922
Foreign currency forward contracts — current liability	6	6	Level 2	24	24
Foreign currency forward contracts — noncurrent liability	1	1	Level 2	—	—
Interest rate swap contracts — noncurrent liability	2	2	Level 2	2	2
Commodity contracts — current liability	4	4	Level 2	6	6
Commodity contracts — noncurrent liability	5	5	Level 2	9	9

*	Not applicable, as the Company had no commodity contracts in a current asset position as of July 2, 2010.

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

There were no changes in the Company’s valuation techniques during the six months ended July 2, 2010.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the table above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, including investments in affiliates, which are written down to fair value as a result of impairment (see Note 4 for impairments of intangible assets and

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 12 for impairments of long-lived assets), asset retirement obligations, and restructuring liabilities (see Note 12).

The Company has determined that the fair value measurements related to each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the useful life of the long-lived assets. For asset retirement obligations, the Company determines the fair value of the expected expense to be incurred at the time the asset retirement obligation is settled, then determines the present value of the expense using a risk-adjusted rate for the Company. For restructuring obligations, the amount recorded represents the fair value of the payments expected to be made, and are discounted if the payments are expected to extend beyond one year.

As of July 2, 2010, the Company had $21 million and $11 million of restructuring accruals and asset retirement obligations, respectively, which were measured at fair value upon initial recognition of the associated liability. For the six month period ended July 2, 2010, the Company recorded asset impairments of $1 million associated with its determination of the fair value of its long-lived assets that exhibited indicators of impairment.

10.	Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed through derivative financial instruments and hedging activities are foreign currency exchange rate risk, interest rate risk and commodity price risk. Derivative financial instruments and hedging activities are utilized to protect the Company’s cash flow from adverse movements in foreign currency exchange rates and commodity prices as well as to manage interest costs. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (“LIBOR”). Although the Company is exposed to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments, the Company attempts to limit this exposure by entering into agreements directly with a number of major financial institutions that meet the Company’s credit standards and that are expected to fully satisfy their obligations under the contracts. As of July 2, 2010, the Company had a notional value of $1.1 billion in foreign exchange contracts outstanding and $75 million in interest rate swap agreements outstanding. Due to industry conditions and TRW’s credit ratings, the Company’s ability to increase the notional amount of its hedge portfolio may be limited.

The Company enters into forward contracts to hedge portions of its foreign currency denominated forecasted revenues, purchases and the subsequent cash flows after maximizing natural offsets within the consolidated group. These forward contracts mature at various dates through September 2012.

Cash Flow Hedges.  For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI, and is subsequently reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $3 million of gains, net of tax, which are included in OCI are expected to be reclassified into earnings in the next twelve months.

Fair Value Hedges.  For any derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the underlying hedged item is recognized in current earnings.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

Derivative Instruments.  The fair value of the Company’s derivative instruments is as follows:

	Assets			Liabilities
		Fair Value as of			Fair Value as of
	Balance Sheet	July 2,	December 31,	Balance Sheet	July 2,	December 31,
	Location	2010	2009	Location	2010	2009
		(Dollars in millions)			(Dollars in millions)

Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$—	$—	Other long-term liabilities	$2	$2
Foreign exchange contracts	Other current assets	9	11	Other current assets	1	—
	Other current liabilities	4	3	Other current liabilities	6	22
	Other assets	2	3	Other assets	—	—
Commodity contracts	Other current assets	—	1	Other current liabilities	—	1

Total derivatives designated as hedging instruments		15	18		9	25

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	5	7	Other current assets	3	—
	Other current liabilities	3	2	Other current liabilities	7	7
	Other long-term liabilities	—	—	Other long-term liabilities	1	—
Commodity contracts	Other current liabilities	—	—	Other current liabilities	4	5
	Other long-term liabilities	—	—	Other long-term liabilities	5	9

Total derivatives not designated as hedging instruments		8	9		20	21

Total derivatives		$23	$27		$29	$46

The Company utilizes a central treasury center (“treasury group”) to hedge its foreign currency exposure. The members of the consolidated group enter into intercompany derivative hedging instruments (“intercompany derivatives”) with the treasury group. To qualify the intercompany derivatives for hedge accounting, the treasury group offsets the exposure arising from these intercompany derivatives on a net basis for each foreign currency through derivative contracts entered into with unrelated third parties.

Members of the consolidated group initially designate intercompany derivatives as cash flow hedges. The treasury group, who is the counterparty to the intercompany derivatives, does not designate the intercompany derivatives as hedging instruments. The fair value of these intercompany derivatives is not included in the table above as they are eliminated in consolidation. A net intercompany asset of $2 million related to contracts designated as hedging instruments by members of the consolidated group was eliminated against a net intercompany liability of $2 million related to these same contracts not designated as hedging instruments by the Company’s treasury group. The contracts entered into with unrelated third parties are included in the table above as derivatives not designated as hedging instruments.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

The impact of derivative instruments on the condensed consolidated financial statements is as follows:

Fair Value Hedges:

	Gain (Loss) on Derivatives
	Recognized in Income				Gain (Loss) on Related Hedged Relationships Recognized in Income
		Three Months Ended				Three Months Ended
		July 2,	July 3,	Hedged		July 2,	July 3,
Derivatives	Location	2010	2009	Item	Location	2010	2009
		(Dollars in millions)				(Dollars in millions)

Interest rate contracts	Interest income (expense)	$15	$—	Senior Notes	Interest income (expense)	$(15)	$—

	Gain (Loss) on Derivatives
	Recognized in Income				Gain (Loss) on Related Hedged Relationships Recognized in Income
		Six Months Ended				Six Months Ended
		July 2,	July 3,	Hedged		July 2,	July 3,
Derivatives	Location	2010	2009	Item	Location	2010	2009
		(Dollars in millions)				(Dollars in millions)

Interest rate contracts	Interest income (expense)	$9	$—	Senior Notes	Interest income (expense)	$(9)	$—

Cash Flow Hedges:

	Gain (Loss)		Gain (Loss) Reclass
	Recognized in OCI		from Accumulated OCI into Income
	(Effective Portion)		(Effective Portion)
	Three Months Ended			Three Months Ended
	July 2,	July 3,		July 2,	July 3,
Derivatives	2010	2009	Location	2010	2009
	(Dollars in millions)			(Dollars in millions)

Interest rate contracts	$—	$(2)	Interest expense	$—	$(2)
Foreign currency exchange contracts	(7)	31	Sales	2	(34)
			Cost of sales	2	(2)
			Other income (expense)	2	2
Commodity contracts	—	(2)	Cost of sales	—	—

Total	$(7)	$27		$6	$(36)

For the three months ended July 2, 2010, and July 3, 2009, the amount of gain or loss recognized in income related to hedge ineffectiveness was de minimis.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

	Gain (Loss)		Gain (Loss) Reclass
	Recognized in OCI		from Accumulated OCI into Income
	(Effective Portion)		(Effective Portion)
	Six Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
Derivatives	2010	2009	Location	2010	2009
	(Dollars in millions)			(Dollars in millions)

Interest rate contracts	$(1)	$(3)	Interest expense	$(1)	$(3)
Foreign currency exchange contracts	13	38	Sales	—	(71)
			Cost of sales	5	(8)
			Other income (expense)	3	4
Commodity contracts	—	(1)	Cost of sales	—	(1)

Total	$12	$34		$7	$(79)

For the six months ended July 2, 2010, the amount of gain or loss recognized in income related to hedge ineffectiveness was de minimis. For the six months ended July 3, 2009, the amount of loss recognized in income and the amount excluded from the assessment of hedge effectiveness were $1 million and a de minimis amount, respectively.

Undesignated Derivatives:

	Gain (Loss) Recognized in Income on Derivatives
		Amount
		Three		Six
		Months		Months
		Ended		Ended
		July 2,	July 3,	July 2,	July 3,
Derivatives	Location	2010	2009	2010	2009
		(Dollars in millions)

Foreign currency exchange contracts	Other income (expense)	$(25)	$1	$(12)	$(1)
Commodity contracts	Other income (expense)	5	(12)	3	(12)

Total		$(20)	$(11)	$(9)	$(13)

Credit-Risk-Related Contingent Features

The Company has entered into International Swaps and Derivatives Association (“ISDA”) agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

11.	Debt

Total outstanding debt of the Company consisted of the following:

	As of
	July 2,	December 31,
	2010	2009
	(Dollars in millions)

Short-term debt	$30	$18

Long-term debt:
Senior notes, due 2014 and 2017	$1,594	$1,674
Exchangeable senior notes, due 2015	199	195
Term loan facilities	149	400
Revolving credit facility	—	—
Capitalized leases	35	41
Other borrowings	37	43

Total long-term debt	2,014	2,353
Less current portion	20	28

Long-term debt, net of current portion	$1,994	$2,325

Senior Notes

8.875% Senior Notes.  In November 2009, the Company issued $250 million in aggregate principal amount of 8.875% senior unsecured notes due 2017 (the “8.875% Senior Notes”) in a private placement. Interest is payable semi-annually on June 1 and December 1 of each year.

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

During the six months ended July 3, 2009, the Company entered into transactions to repurchase portions of its senior unsecured notes and recorded a gain on retirement of debt of $41 million, including the write-off of a portion of debt issuance costs and premiums. The repurchased notes were retired upon settlement. As market conditions warrant, the Company may from time to time repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or by other means.

Exchangeable Senior Notes

Exchangeable Senior Notes.  In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015 (the “Exchangeable Senior Notes”) in a private placement. Prior to September 1, 2015, the notes are exchangeable only upon specified events and, thereafter, at any time based upon an initial exchange rate of 33.8392 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to approximately $29.55 per share of common stock), subject to adjustment. Upon exchange, the Company’s exchange obligation may be settled, at its option, in shares of its stock, cash or a combination of cash and shares of its stock. Interest is payable on June 1 and December 1 of each year. The Exchangeable Senior Notes will mature on December 1, 2015, unless earlier exchanged, repurchased by the Company at the holder’s option upon a fundamental change, or redeemed by the Company after December 6, 2013, at the Company’s option if certain conditions are met.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

The Exchangeable Senior Notes were recorded with a debt discount which decreased debt and increased paid-in-capital in order to separate the liability and embedded equity components. The debt component will accrete up to the principal amount to effectively yield 9.0% over the term of the debt. The debt discount as of July 2, 2010 and December 31, 2009 was $60 million and $64 million, respectively. The total interest expense recognized for the three and six months ended July 2, 2010 was approximately $5 million and $9 million, respectively, including $3 million and $5 million, respectively, relating to the stated coupon rate.

Senior Secured Credit Facilities

In December 2009, the Company entered into its Seventh Amended and Restated Credit Agreement, dated as of December 21, 2009 (the “Seventh Credit Agreement”), with the lenders party thereto. The Seventh Credit Agreement amended certain provisions of the Company’s previous credit agreement, including the interest coverage ratio covenant and applicable margins, as well as certain other covenants applicable to the Company. The Seventh Credit Agreement provides for senior secured credit facilities consisting of (i) a revolving credit facility in the amount of $1,256 million, of which $411 million matures May 9, 2012 (the “2012 Portion of the Revolving Credit Facility”) and $845 million matures November 30, 2014, subject to certain conditions described below (the “2014 Portion of the Revolving Credit Facility” and, together with the 2012 Portion of the Revolving Credit Facility, the “Revolving Credit Facility”), (ii) a $225 million Tranche A-2 Term Loan Facility (the “Term Loan A-2”), and (iii) a $175 million Tranche B-3 Term Loan Facility (the “Term Loan B-3” and, together with the Revolving Credit Facility and the Term Loan A-2, the “Senior Secured Credit Facilities”).

The Seventh Credit Agreement provides for the Term Loan A-2 and the Term Loan B-3 to amortize 1% per annum in equal quarterly installments, which began March 31, 2010, with the remaining balance due at maturity on May 30, 2015 and 2016, respectively, subject to earlier maturity on December 13, 2013, if (i) the Company has not refinanced its senior unsecured notes due 2014 with debt maturing after August 31, 2016 or (ii) the Company does not then have liquidity available to repay the senior unsecured notes due 2014 plus at least $500 million of additional liquidity. The 2014 Portion of the Revolving Credit Facility is also subject to earlier maturity on December 13, 2013 under the same circumstances.

During the first quarter of 2010, the Company optionally repaid $100 million of its Term Loan B-3 outstanding balance with cash on hand. In addition, during the second quarter of 2010, the Company optionally repaid the remaining Term Loan B-3 outstanding balance of $75 million and optionally repaid $75 million of the Term Loan A-2 outstanding balance with cash on hand. As a result of the optional repayments, the Company has no future amortization payments through the maturity date of the Term Loan A-2, subject to the aforementioned early maturity provisions. For the three and six month periods ended July 2, 2010, the Company recorded a loss on retirement of debt of $1 million primarily related to the write-off of deferred financing fees.

The commitment fee and the applicable margin for borrowing on the Senior Secured Credit Facilities are subject to leverage-based grids. The applicable margin in effect as of July 2, 2010 for the 2012 portion of Revolving Credit Facility was 3.75% with respect to base rate borrowings and 4.75% with respect to eurocurrency borrowings. The applicable margin in effect as of July 2, 2010 for the 2014 portion of Revolving Credit Facility and the Term Loan A-2 was 2.75% with respect to base rate borrowings and 3.75% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.50%.

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The Company has interest rate swap agreements outstanding with a total notional value of $75 million to hedge the variability of payments associated with its variable term debt, effectively changing a floating rate debt obligation into a fixed rate obligation. As of July 2, 2010, the Company recorded an obligation of approximately $2 million along with a corresponding reduction in OCI related to these interest rate swap agreements. Ineffectiveness from the interest rate swaps recorded to other income in the consolidated statement of operations was de minimis for each of the three and six month periods ended July 2, 2010 and July 3, 2009, respectively.

In January and February 2010, the Company entered into interest rate swap agreements with a total notional value of $350 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amounts of these agreements are equal to the designated face value of the debt instrument. The swap agreements were expected to settle in March 2017, the maturity date of the corresponding debt instrument. Since the interest rate swaps hedged the designated debt balance and qualified for fair value hedge accounting, changes in the fair value of the swaps also resulted in a corresponding adjustment to the value of the debt. In the second quarter of 2010, the Company terminated the entire $350 million notional value of swaps and received cash of approximately $9 million. As of July 2, 2010, the unamortized fair value adjustment, which will be amortized over the remaining term of the underlying bonds, was $9 million. For the six months ended July 2, 2010 the amortization recorded as a reduction to interest expense was de minimis.

12.	Restructuring Charges and Asset Impairments

Restructuring charges and asset impairments include the following:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
	(Dollars in millions)

Severance and other charges	$7	$24	$13	$44
Asset impairments related to restructuring activities	(4)	—	(4)	—

Total restructuring charges	3	24	9	44
Other fixed asset impairments	—	2	1	6

Total restructuring charges and fixed asset impairments	3	26	10	50
Intangible asset impairments	—	—	—	30

Total restructuring charges and asset impairments	$3	$26	$10	$80

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

Restructuring charges and asset impairments by segment are as follows:

Chassis Systems

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
	(Dollars in millions)

Severance and other charges	$6	$9	$5	$18
Asset impairments related to restructuring activities	(4)	—	(4)	—

Total restructuring charges	2	9	1	18
Other fixed asset impairments	—	1	—	3

Total restructuring charges and asset impairments	$2	$10	$1	$21

For the three and six months ended July 2, 2010, this segment incurred net charges of (i) $3 million primarily related to severance, retention and outplacement services at various production facilities, and (ii) $3 million and $2 million, respectively, for severance-related postemployment benefits. During the second quarter of 2010, this segment realized a gain on the sale of a property in the amount of $4 million related to a closed North American braking facility, which was previously impaired as part of a 2008 restructuring action.

For the three and six months ended July 3, 2009, this segment incurred charges of (i) $4 million and $12 million, respectively, primarily related to severance, retention and outplacement services at various production facilities, (ii) $5 million and $6 million, respectively, for severance-related postemployment benefits, and (iii) $1 million and $3 million, respectively, to write down certain machinery and equipment to fair value based on estimated cash flows.

Occupant Safety Systems

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
	(Dollars in millions)

Severance and other charges	$—	$7	$8	$11
Total restructuring charges	—	7	8	11

Other fixed asset impairments	—	—	1	—

Total restructuring charges and asset impairments	$—	$7	$9	$11

For the six months ended July 2, 2010, this segment incurred charges of (i) $1 million primarily related to severance, retention and outplacement services at various production facilities, (ii) $7 million for severance-related postemployment benefits, and (iii) $1 million to write down certain machinery and equipment to fair value based on estimated future cash flows.

For the three and six months ended July 3, 2009, this segment incurred charges of (i) $5 million primarily related to severance, retention and outplacement services at various production facilities, and (ii) $2 million and $6 million, respectively, for severance-related postemployment benefits.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

Electronics

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
	(Dollars in millions)

Severance and other charges	$—	$3	$(1)	$4

Total restructuring charges and asset impairments	$—	$3	$(1)	$4

For the six months ended July 2, 2010, this segment recorded $1 million of income related to severance, retention and outplacement services at various production facilities due to a change in estimates.

For the three and six months ended July 3, 2009, this segment incurred charges of (i) $2 million and $3 million, respectively, primarily related to severance, retention and outplacement services at various production facilities, and (ii) $1 million of severance-related postemployment benefits.

Automotive Components

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
	(Dollars in millions)

Severance and other charges	$1	$5	$1	$10

Total restructuring charges	1	5	1	10
Other fixed asset impairments	—	1	—	3

Total restructuring charges and asset impairments	$1	$6	$1	$13

For the three and six months ended July 2, 2010, this segment incurred charges of $1 million primarily related to severance, retention and outplacement services at various production facilities.

For the three and six months ended July 3, 2009, this segment incurred charges of (i) $1 million and $4 million, respectively, primarily related to severance, retention and outplacement services at various production facilities, (ii) $4 million and $6 million, respectively, for severance-related postemployment benefits, and (iii) $1 million and $3 million, respectively, to write down certain machinery and equipment to fair value based on estimated future cash flows.

Corporate

For the six months ended July 3, 2009, corporate facilities incurred charges of (i) $1 million primarily related to severance, retention, and outplacement services at various facilities, and (ii) $30 million for intangible asset impairments related to certain indefinite-lived intangible assets during the first quarter of 2009 (see Note 4).

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges (but excludes reserves related to severance-related postemployment benefits):

	Six Months Ended
	July 2,	July 3,
	2010	2009
	(Dollars in millions)

Beginning balance	$23	$32
Current period accruals, net of changes in estimates	4	25
Used for purposes intended	(6)	(33)
Effects of foreign currency translation and transfers	—	3

Ending balance	$21	$27

Of the $21 million restructuring reserve as of July 2, 2010, approximately $13 million is expected to be paid in the remainder of 2010. The remaining balance is expected to be paid in 2011 to 2014 and is comprised primarily of involuntary employee termination arrangements in the United States and Europe.

13.	Capital Stock

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the “Common Stock”), of which 119,589,257 shares were issued and outstanding as of July 2, 2010, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the Company’s stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

From time to time, capital stock is issued in conjunction with the exercise of stock options and the vesting of restricted stock units issued as part of the Company’s stock incentive plan.

14.	Share-Based Compensation

Equity Awards

On March 3, 2010, the Company granted 535,300 stock-settled stock appreciation rights (“SSARs”) to executive officers and certain employees of the Company pursuant to the Amended & Restated TRW Automotive Holdings Corp. 2003 Incentive Plan (as amended, the “Plan”). Each SSAR entitles the grantee to receive the appreciation in value of one underlying share of the Company’s stock from the grant date fair market value of $26.91 to the fair market value on the exercise date, although the stock price at exercise is limited to a maximum value of $50.00.

On March 3, 2010, the Company also granted 632,100 restricted stock units to executive officers, independent directors and certain employees of the Company pursuant to the Plan.

As of July 2, 2010, the Company had 4,895,179 shares of Common Stock available for issuance under the Plan. In addition, 6,399,813 stock options, 535,300 SSARs and 1,190,946 nonvested restricted stock units were outstanding as of July 2, 2010. The SSARs and more than one-half of the stock options have an 8-year term and vest ratably over three years, whereas the remaining stock options have a 10-year term and vest ratably over five years. Substantially all of the restricted stock units vest ratably over three years.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

The total share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
	(Dollars in millions)

Stock options and SSARs	$1	$1	$2	$3
Restricted stock units	2	3	5	5

Total share-based compensation expense	$3	$4	$7	$8

Cash Awards

For the three and six months ended July 2, 2010, the Company recognized compensation expense associated with its cash-settled share-based compensation and retention awards of approximately $6 million and $11 million, respectively.

2009 Awards.  In February 2009, the Company issued cash incentive awards for executive officers, vice presidents and independent directors and retention awards for executive officers and vice presidents of the Company (the “2009 Awards”). For compensation expense purposes, the fair value of the share-based portion of the 2009 Awards was determined based on a lattice model (the Monte Carlo simulation) and is re-measured quarterly. The pro-rata vested portion of the awards is recognized as a liability. The liability and fair value of the 2009 Awards as of July 2, 2010 were approximately $27 million and $50 million, respectively (with a maximum payout amount of approximately $51 million).

2010 Awards.  In March 2010, the Company issued cash incentive awards for executive officers (the “2010 Awards”). Each award is divided into three tranches of equal value with a tranche vesting on each of the first, second and third anniversaries of the agreement date. The target aggregate value of the awards is approximately $2.6 million, but could range from a minimum value of zero to a maximum value of $3.4 million depending on movement of the Company’s stock price during certain determination periods. Compensation expense associated with the 2010 Awards for the three and six months ended July 2, 2010 was de minimis.

15.	Related Party Transactions

Blackstone.  In connection with the acquisition by an affiliate of The Blackstone Group L.P. (“Blackstone”) of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop Grumman Corporation (“Northrop”) (the transaction between Blackstone and Northrop is referred to herein as the “Acquisition”), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services. Approximately $1 million is included in the consolidated statements of operations for each of the three month periods ended July 2, 2010 and July 3, 2009, and approximately $3 million is included in the consolidated statements of operations for each of the six month periods ended July 2, 2010 and July 3, 2009.

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of purchases by the Company under the participation agreement to an affiliate of Blackstone, with whom Messrs. Robert Friedman and Neil Simpkins, members of our Board, are affiliated and in which they may have an indirect pecuniary interest. For the three and six months ended July 2, 2010 and July 3, 2009, the affiliate of Blackstone received de minimis fees from CPG in respect of the Company’s purchases.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

16.	Segment Information

The following tables present certain financial information by segment:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$2,181	$1,604	$4,243	$3,009
Occupant Safety Systems	877	685	1,782	1,284
Electronics	193	134	389	252
Automotive Components	410	309	830	577

Total sales to external customers	$3,661	$2,732	$7,244	$5,122

Intersegment sales:
Chassis Systems	$9	$10	$23	$15
Occupant Safety Systems	10	7	21	13
Electronics	93	69	181	124
Automotive Components	16	7	28	13

Total intersegment sales	$128	$93	$253	$165

Total segment sales:
Chassis Systems	$2,190	$1,614	$4,266	$3,024
Occupant Safety Systems	887	692	1,803	1,297
Electronics	286	203	570	376
Automotive Components	426	316	858	590

Total segment sales	$3,789	$2,825	$7,497	$5,287

Earnings (losses) before taxes:
Chassis Systems	$172	$45	$324	$(4)
Occupant Safety Systems	110	20	199	(1)
Electronics	39	9	75	4
Automotive Components	23	(20)	47	(58)

Segment earnings (losses) before taxes	344	54	645	(59)
Corporate expense and other	(23)	(10)	(25)	(25)
Financing costs	(41)	(42)	(86)	(84)
Gain (loss) on retirement of debt — net	(1)	1	(1)	35
Net earnings attributable to noncontrolling interest, net of tax	10	5	19	7

Earnings (losses) before income taxes	$289	$8	$552	$(126)

See Note 12 for a summary of restructuring and asset impairments by segment.

17.	Contingencies

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

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

As of July 2, 2010, the Company had reserves for environmental matters of $54 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement relating to the Acquisition under which Northrop has agreed to indemnify the Company for 50% of any environmental liabilities associated with the operation or ownership of the Company’s automotive business existing at or prior to the Acquisition, subject to certain exceptions. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company’s financial position, results of operations or cash flows of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position, results of operations or cash flows or the possible effect of compliance with environmental requirements imposed in the future.

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

Financial Results

For the three months ended July 2, 2010:

•	Our net sales were $3.7 billion, which represents an increase of 34% from the prior year period. The increase in sales was driven primarily by significantly higher vehicle production volumes in all major geographic regions, partially offset by the negative effects of foreign currency exchange.

•	Operating income was $322 million compared to $44 million in the prior year period. The improvement in operating income of $278 million resulted primarily from the positive impact of higher sales volumes, benefits from our restructuring and cost containment actions implemented in 2009 and, to a lesser extent, favorable foreign currency exchange and lower restructuring charges and asset impairments.

•	Net earnings attributable to TRW were $227 million as compared to net losses of $11 million in the prior year period. This improvement of $238 million was primarily the result of the significant improvement in operating income, partially offset by increased income tax expense.

For the six months ended July 2, 2010:

•	Our net sales were $7.2 billion, which represented an increase of 41% from the prior year period. The increase in sales was driven primarily by significantly higher vehicle production volumes in all major geographic regions, as well as positive effects of foreign currency exchange.

•	Operating income was $622 million compared to operating losses of $81 million in the prior year period. The improvement in operating income of $703 million resulted primarily from the positive impact of higher sales volumes, benefits from our restructuring and cost containment actions implemented in 2009 and, to a lesser extent, favorable foreign currency exchange and lower restructuring charges and fixed and intangible asset impairments.

•	Net earnings attributable to TRW were $431 million as compared to net losses of $142 million in the prior year period. This improvement of $573 million was primarily the result of the significant improvement in operating income, partially offset by increased income tax expense and the non-recurrence of a gain on retirement of debt recognized in the prior year period.

•	We generated positive operating cash flow of $423 million, while capital expenditures were $107 million. We also reduced our outstanding debt during the period by $327 million, to $2,044 million, the lowest level since becoming an independent company in 2003.

Recent Trends and Conditions

The automotive industry continued to progress through a slow recovery during the second quarter and first half of 2010. The primary trends and market conditions impacting our business in 2010 include:

General Economic Conditions:

During the first half of 2010, automobile suppliers benefitted from a general improvement in economic conditions and consumer demand (despite the continuing high level of unemployment) and production requirements associated with the replenishment of low vehicle inventory levels. Even though the industry has experienced a gradual rebound over the past several quarters, it remains susceptible to the impacts that consumer income and wealth, housing prices, automobile discount and incentive offers, and perceptions about global and local economic stability have on consumer spending.

Production Levels:

Global vehicle production continued to increase during the first half of 2010 due to increased consumer demand, fulfillment of vehicle incentive program orders and inventory restocking. At the current levels of vehicle production, profitability for automobile suppliers is more achievable than it was at the depressed levels experienced in 2009.

In 2009, approximately 58% of our sales originated in Europe. During the first half of 2010, vehicle production in this region was stronger than anticipated, primarily as a result of increased exports, continued European automobile scrappage programs, and the replenishment of inventories. Although the overall trends continue to be positive, production levels in the second half of 2010 are expected to decrease due to normal seasonality, expiration of incentive programs, decreased consumer demand and concern over general economic conditions, which is linked to the debt crisis in Greece and the resulting bailout by certain European Union members.

In 2009, approximately 25% of our sales originated in North America. During the first half of 2010, the automobile market in this region also experienced higher production levels. This improvement was primarily attributable to increased consumer demand resulting from improved consumer sentiment and pent-up demand for durable goods. The magnitude of the increased production levels was somewhat hindered by the continuing high levels of unemployment, concern over housing prices and the negative impact of volatile equity markets on consumer sentiment.

Product Mix:

Product mix tends to be influenced by a variety of factors such as governmental scrappage programs and regulations as well as fluctuating gasoline prices. In Europe, for instance, the demand spurred by the various scrappage programs has generally tended to be toward smaller, more fuel efficient vehicles. However, as the scrappage programs have expired, a pent-up demand for luxury vehicles has begun shifting the product mix toward these larger vehicles. Also, exports of larger luxury vehicles to Asia have been increasing throughout the first half of 2010, largely due to the declining value of the euro. In North America, product mix tends to be more correlated to short-term fluctuations in the price of gasoline, thereby causing production to swing between sport utility vehicles/light trucks and more fuel efficient passenger cars. In general, smaller, more fuel efficient vehicles tend to be less profitable for OEMs and suppliers.

Supply Base:

Many automobile suppliers implemented various forms of operational restructuring actions during 2009 to better align their cost structure with production levels. With those operational actions firmly in place, many of those suppliers took advantage of equity and bond markets in late 2009 to strengthen their financial position. However, even as the industry recovers, concern remains as to whether smaller Tier 2 and Tier 3 suppliers who were not able to take actions to strengthen their financial position will be able to arrange working capital financing from traditional sources (e.g., commercial banks) to support the increased production levels. In some cases, financial instability of the Tier 2 and Tier 3 supply base poses a risk of supply disruption to us. We have dedicated resources and systems to closely monitor the viability of our supply base and are constantly evaluating opportunities to mitigate the risk and/or effects of any supplier disruption.

Inflation and Pricing Pressure:

Overall commodity volatility (both inflationary and deflationary) is an ongoing concern for our business and has been a considerable operational and financial focus for us. During the first half of 2010, our operating results were negatively impacted by the increasing cost of certain commodities essential to our business. Further, as production levels rise, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in such costs. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.

Additionally, pressure from our customers to reduce prices is characteristic of the automotive supply industry. Virtually all OEMs have policies of seeking price reductions each year. Given increased production and demand, this pressure has been heightened during the first half of 2010. Historically, we have taken steps to reduce costs and minimize or resist price reductions. However, to the extent our cost reductions are not sufficient to support committed price reductions, our profit margins could be negatively affected.

Foreign Currencies:

During the first half of 2010, we experienced a positive impact on our reported earnings in U.S. dollars resulting from the translation of results denominated in other currencies, mainly the euro, as well as our hedging activities. Additionally, operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies. While we employ financial instruments to hedge certain exposures to fluctuations in foreign currency exchange rates, these hedging actions will not entirely insulate us from currency effects and such programs may not always be available to us at economically reasonable costs.

Strategic Initiatives

On an ongoing basis, we evaluate our competitive position in the global automotive supply industry and determine what actions are required to maintain and improve that position. The significant changes in the global automotive industry over the past two years (such as significant fluctuations in demand and production, unfavorable shifts in product mix and industry-wide financial distress) caused us to reevaluate and reconfigure our business to establish a more appropriate cost and capital structure relative to anticipated production levels.

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

Our Debt and Capital Structure

We continue to focus on improving the strength and flexibility of our capital structure. During the first half of 2010, we optionally repaid in full the outstanding Term Loan B-3 balance of $175 million and optionally repaid $75 million of our outstanding Term Loan A-2 with cash on hand.

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

RESULTS OF OPERATIONS

The following unaudited consolidated statements of operations compare the results of operations for the periods presented as follows:

Total Company Results of Operations

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	July 2,	July 3,
	2010	2009	Variance
	(Dollars in millions)

Sales	$3,661	$2,732	$929
Cost of sales	3,222	2,532	690

Gross profit	439	200	239
Administrative and selling expenses	130	117	13
Amortization of intangible assets	6	6	—
Restructuring charges and fixed asset impairments	3	26	(23)
Other (income) expense — net	(22)	7	(29)

Operating income (losses)	322	44	278
Interest expense — net	41	42	(1)
(Gain) loss on retirement of debt — net	1	(1)	2
Equity in (earnings) losses of affiliates, net of tax	(9)	(5)	(4)

Earnings (losses) before income taxes	289	8	281
Income tax expense (benefit)	52	14	38

Net earnings (losses)	237	(6)	243
Less: Net earnings attributable to noncontrolling interest, net of tax	10	5	5

Net earnings (losses) attributable to TRW	$227	$(11)	$238

Comparison of the Three Months Ended July 2, 2010 to the Three Months Ended July 3, 2009

Sales increased by $929 million for the three months ended July 2, 2010 as compared to the three months ended July 3, 2009. The increase in sales was driven primarily by favorable volume (net of price reductions provided to customers) of $983 million, which is mainly attributable to increased vehicle production volumes in all major geographic regions. Foreign currency exchange had a net unfavorable impact on sales of $54 million.

Gross profit increased by $239 million for the three months ended July 2, 2010 as compared to the three months ended July 3, 2009. The increase was driven primarily by increased volume (net of adverse mix) of $235 million, cost reductions (in excess of inflation and price reductions provided to customers) of $15 million and favorable foreign currency exchange of $15 million. Partially offsetting these favorable items were the unfavorable impact of litigation matters of $12 million, the non-recurrence of favorable contractual settlements in the prior period related to certain customer arrangements of $8 million and the non-recurrence of the reversal of accruals in the prior period related to certain benefit programs at several of our European facilities of $6 million. Gross profit as a percentage of sales for the three months ended July 2, 2010 was 12.0% compared to 7.3% for the three months ended July 3, 2009.

Administrative and selling expenses increased by $13 million for the three months ended July 2, 2010 as compared to the three months ended July 3, 2009. This increase was driven primarily by increased insurance and environmental expenses, inflation and other costs in excess of cost reductions, together which net to $15 million, partially offset by favorable foreign currency exchange of $3 million. Administrative and selling expenses as a percentage of sales were 3.6% for the three months ended July 2, 2010, as compared to 4.3% for the three months ended July 3, 2009.

Restructuring charges and fixed asset impairments decreased by $23 million for the three months ended July 2, 2010 compared to the three months ended July 3, 2009. This was primarily driven by decreases in severance, retention and outplacement services of $8 million, lower severance-related postemployment benefits of $9 million and reduced fixed asset impairments of $2 million. Also contributing to the decrease was a gain on the sale of a property in the amount of $4 million realized in the second quarter of 2010 related to a closed North American braking facility, which was previously impaired as part of a 2008 restructuring action.

Other (income) expense — net was income of $22 million for the three months ended July 2, 2010 as compared to an expense of $7 million for the three months ended July 3, 2009. The improvement was primarily due to favorable foreign currency exchange of $17 million and a favorable variance between the periods related to the marking-to-market of certain forward electricity purchase contracts of $17 million.

Interest expense — net decreased by $1 million for the three months ended July 2, 2010 as compared to the three months ended July 3, 2009, primarily as the result of lower overall debt levels, partially offset by higher interest rates on new fixed rate debt instruments and on variable rate debt.

(Gain) loss on retirement of debt — net was a loss of $1 million for the three months ended July 2, 2010 as compared to a gain of $1 million for the three months ended July 3, 2009. During the second quarter of 2010, we recognized a loss on retirement of debt of $1 million primarily related to the write-off of debt issuance costs in conjunction with the optional repayments on our term loans. During the second quarter of 2009, we recognized a gain on retirement of debt of $7 million related to our repurchase of senior notes, offset by $6 million of losses related to the Company’s amendment of the credit agreement governing its senior secured credit facilities.

Equity in (earnings) losses of affiliates, net of tax improved by $4 million for the three months ended July 2, 2010 as compared to the three months ended July 3, 2009. This was driven primarily by improved economic conditions, and as a result, a higher level of earnings from affiliates in Asia.

Income tax expense for the three months ended July 2, 2010 was $52 million on pre-tax earnings of $289 million as compared to an income tax expense of $14 million on pre-tax earnings of $8 million for the three months ended July 3, 2009. The tax expense for the three months ended July 2, 2010 is net of tax benefits of $10 million relating to favorable resolutions of various tax matters in foreign jurisdictions. The income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which pre-tax earnings or losses do not result in the recognition of a corresponding income tax expense or benefit, as well as favorable foreign tax rates, holidays, and credits.

Consolidated Statements of Operations
(Unaudited)

	Six Months Ended
	July 2,	July 3,
	2010	2009	Variance
	(Dollars in millions)

Sales	$7,244	$5,122	$2,122
Cost of sales	6,376	4,892	1,484

Gross profit	868	230	638
Administrative and selling expenses	255	224	31
Amortization of intangible assets	11	11	—
Restructuring charges and fixed asset impairments	10	50	(40)
Intangible asset impairments	—	30	(30)
Other (income) expense — net	(30)	(4)	(26)

Operating income (losses)	622	(81)	703
Interest expense — net	86	84	2
(Gain) loss on retirement of debt — net	1	(35)	36
Equity in (earnings) losses of affiliates, net of tax	(17)	(4)	(13)

Earnings (losses) before income taxes	552	(126)	678
Income tax expense (benefit)	102	9	93

Net earnings (losses)	450	(135)	585
Less: Net earnings attributable to noncontrolling interest, net of tax	19	7	12

Net earnings (losses) attributable to TRW	$431	$(142)	$573

Comparison of the Six Months Ended July 2, 2010 to the Six Months Ended July 3, 2009

Sales increased by $2,122 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009. The increase in sales was driven primarily by favorable volume (net of price reductions provided to customers) of $1,992 million, which is mainly attributable to increased vehicle production volumes in all major geographic regions. Foreign currency exchange also had a $130 million favorable impact on sales.

Gross profit increased by $638 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009. The increase was driven primarily by increased volume (net of adverse mix) of $498 million, cost reductions (in excess of inflation and price reductions provided to customers) of $113 million and the favorable impact of foreign currency exchange of $53 million. Partially offsetting these favorable items were the unfavorable impact of litigation matters of $12 million, the non-recurrence of favorable contractual settlements in the prior period related to certain customer arrangements of $8 million and the non-recurrence of the reversal of accruals in the prior period related to certain benefit programs at several of our European facilities of $6 million. Gross profit as a percentage of sales for the six months ended July 2, 2010 was 12.0% compared to 4.5% for the six months ended July 3, 2009.

Administrative and selling expenses increased by $31 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009. This increase was driven primarily by increased insurance expense, inflation and other costs in excess of cost reductions, together which net to $27 million, and unfavorable foreign currency exchange effects of $2 million. Administrative and selling expenses as a percentage of sales were 3.5% for the six months ended July 2, 2010, as compared to 4.4% for the six months ended July 3, 2009.

Restructuring charges and fixed asset impairments decreased by $40 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009. This was primarily driven by decreases in severance, retention and outplacement services of $21 million, lower severance-related postemployment benefits of $10 million and reduced fixed asset impairments of $5 million. Also contributing to the decrease was a gain on the sale of a property in the amount of $4 million realized in the second quarter of 2010 related to a closed North American braking facility, which was previously impaired as part of a 2008 restructuring action.

Intangible asset impairments were $30 million for the six months ended July 3, 2009. During the first quarter of 2009, due to the negative economic and industry conditions, impairment charges of $30 million were recorded as a result of testing the recoverability of our trademark intangible assets.

Other (income) expense — net improved by $26 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009. The improvement was primarily due to favorable foreign currency exchange of $17 million, a favorable variance between the periods related to the marking-to-market of forward electricity purchase contracts of $15 million, and a favorable change in net provision for bad debts of $6 million. These increases were partially offset by a decrease in royalty and grant income of $6 million and a decrease in gains on sales of assets of $2 million.

Interest expense — net increased by $2 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009, primarily as the result of higher interest rates on new fixed rate debt instruments and on variable rate debt and higher financing fee amortization, partially offset by lower overall debt levels.

(Gain) loss on retirement of debt — net was a loss of $1 million for the six months ended July 2, 2010, as compared to a gain of $35 million for the six months ended July 3, 2009. During the second quarter 2010 we recognized a loss on retirement of debt of $1 million primarily related to the write-off of debt issuance costs in conjunction with the optional repayments on our term loans. During the six months ended July 3, 2009, we recognized a gain on retirement of debt of $41 million related to our repurchase of senior notes, including the write-off of a portion of debt issuance costs and premiums, offset by $6 million of losses related to the Company’s amendment of the credit agreement governing its senior secured credit facilities.

Equity in (earnings) losses of affiliates, net of tax improved by $13 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009. This was driven primarily by improved economic conditions, and as a result, a higher level of earnings from affiliates in Asia.

Income tax expense for the six months ended July 2, 2010 was $102 million on pre-tax earnings of $552 million as compared to an income tax expense of $9 million on pre-tax losses of $126 million for the six months ended July 3, 2009. The tax expense for the six months ended July 2, 2010 is net of tax benefits of $10 million relating to favorable resolutions of various tax matters in foreign jurisdictions while the tax expense for the six months ended July 3, 2009 includes tax expense of $13 million that was recorded in establishing a valuation allowance against the net deferred tax assets of certain subsidiaries. The income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which pre-tax earnings or losses do not result in the recognition of a corresponding income tax expense or benefit, as well as favorable foreign tax rates, holidays, and credits.

Segment Results of Operations

Sales, Including Intersegment Sales

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
	2010	2009	Variance	2010	2009	Variance
	(Dollars in millions)

Chassis Systems	$2,190	$1,614	$576	$4,266	$3,024	$1,242
Occupant Safety Systems	887	692	195	1,803	1,297	506
Electronics	286	203	83	570	376	194
Automotive Components	426	316	110	858	590	268
Intersegment eliminations	(128)	(93)	(35)	(253)	(165)	(88)

Total sales	$3,661	$2,732	$929	$7,244	$5,122	$2,122

Earnings (Losses) Before Taxes

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
	2010	2009	Variance	2010	2009	Variance
			(Dollars in millions)

Chassis Systems	$172	$45	$127	$324	$(4)	$328
Occupant Safety Systems	110	20	90	199	(1)	200
Electronics	39	9	30	75	4	71
Automotive Components	23	(20)	43	47	(58)	105

Segment earnings (losses) before taxes	$344	$54	$290	$645	$(59)	$704
Corporate expense and other	(23)	(10)	(13)	(25)	(25)	—
Financing costs	(41)	(42)	1	(86)	(84)	(2)
Gain (loss) on retirement of debt — net	(1)	1	(2)	(1)	35	(36)
Net earnings attributable to noncontrolling interest, net of tax	10	5	5	19	7	12

Earnings (losses) before income taxes	$289	$8	$281	$552	$(126)	$678

Restructuring Charges and Asset Impairments Included in Earnings (Losses) Before Taxes

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
	2010	2009	Variance	2010	2009	Variance
			(Dollars in millions)

Chassis Systems	$2	$10	$(8)	$1	$21	$(20)
Occupant Safety Systems	—	7	(7)	9	11	(2)
Electronics	—	3	(3)	(1)	4	(5)
Automotive Components	1	6	(5)	1	13	(12)
Corporate	—	—	—	—	31	(31)

Total restructuring charges and asset impairments	$3	$26	$(23)	$10	$80	$(70)

Chassis Systems

Comparison of the three months ended July 2, 2010 and July 3, 2009:

Sales, including intersegment sales increased by $576 million for the three months ended July 2, 2010 as compared to the three months ended July 3, 2009. This increase was driven primarily by favorable volume (net of price reductions provided to customers) of $593 million, which is mainly due to increased vehicle production volumes in all major geographic regions. Foreign currency exchange had an unfavorable impact on sales of $18 million.

Earnings before taxes increased by $127 million for the three months ended July 2, 2010 as compared to the three months ended July 3, 2009. This increase was driven primarily by higher volume of $117 million, favorable foreign currency exchange of $19 million, cost reductions (in excess of inflation and price reductions provided to customers) of $8 million and lower restructuring and impairment costs of $8 million. Partially offsetting these favorable items were the unfavorable impact of litigation matters of $12 million, the non-recurrence of favorable contractual settlements in the prior period related to certain customer arrangements of $8 million and the non-recurrence of a customer reimbursement of $5 million in the prior period for costs incurred as a result of the premature closure of an operating facility.

Restructuring charges and asset impairments decreased by $8 million for the three months ended July 2, 2010 as compared to the three months ended July 3, 2009. This was driven by decreases in employee-related restructuring actions and fixed asset impairments of $4 million and a gain on the sale of a property in the amount of $4 million realized in the second quarter of 2010 related to a closed North American braking facility, which was previously impaired as part of a 2008 restructuring action.

Comparison of the six months ended July 2, 2010 and July 3, 2009:

Sales, including intersegment sales increased by $1,242 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009. This increase was driven primarily by an increase in volume (net of price reductions provided to customers) of $1,146 million. Foreign currency exchange also had a $96 million favorable impact on sales.

Earnings before taxes increased by $328 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009. This increase was driven primarily by higher volume (net of adverse mix) of $235 million, cost reductions (in excess of inflation and price reductions provided to customers) of $65 million, favorable foreign currency exchange of $31 million and lower restructuring and impairment costs of $20 million. Partially offsetting these favorable items were the unfavorable impact of litigation matters of $12 million, the non-recurrence of favorable contractual settlements in the prior period related to certain customer arrangements of $8 million and the non-recurrence of a customer reimbursement of $5 million in the prior period for costs incurred as a result of the premature closure of an operating facility.

Restructuring charges and asset impairments decreased by $20 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009. This was primarily driven by decreases in severance, retention and outplacement services at various production facilities of $9 million, lower severance-related postemployment benefits of $4 million and reduced fixed asset impairments of $3 million. Also contributing to the decrease was a gain on the sale of a property in the amount of $4 million realized in the second quarter of 2010 related to a closed North American braking facility, which was previously impaired as part of a 2008 restructuring action.

Occupant Safety Systems

Comparison of the three months ended July 2, 2010 and July 3, 2009:

Sales, including intersegment sales increased by $195 million for the three months ended July 2, 2010 as compared to the three months ended July 3, 2009. This increase was driven primarily by higher volume (net of price reductions provided to customers) of $227 million, partially offset by unfavorable foreign currency exchange of $33 million.

Earnings before taxes increased by $90 million for the three months ended July 2, 2010 as compared to the three months ended July 3, 2009. This increase was driven primarily by higher volume (net of adverse mix) of $64 million, cost reductions (in excess of inflation and price reductions provided to customers) of $17 million, lower restructuring and impairment costs of $7 million, and favorable foreign currency exchange of $6 million. Partially offsetting these favorable items were the non-recurrence of accrual reversals in the prior period related to certain benefit programs at several of our European facilities of $5 million.

Restructuring charges and asset impairments decreased by $7 million for the three months ended July 2, 2010 as compared to the three months ended July 3, 2009. This was primarily driven by decreases in severance, retention and outplacement services of $5 million and lower severance-related postemployment benefits of $2 million.

Comparison of the six months ended July 2, 2010 and July 3, 2009:

Sales, including intersegment sales increased by $506 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009. This increase was driven primarily by an increase in volume (net of price reductions provided to customers) of $501 million and favorable foreign currency exchange of $3 million.

Earnings before taxes increased by $200 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009. This increase was driven primarily by higher volume (net of adverse mix) of $139 million, cost reductions (in excess of inflation and price reductions provided to customers) of $49 million, favorable foreign currency exchange of $21 million and lower restructuring and impairment costs of $2 million. Partially offsetting these favorable items were the non-recurrence of favorable patent resolutions in the prior period of $6 million and the non-recurrence of accrual reversals in the prior period related to certain benefit programs at several of our European facilities of $5 million.

Restructuring charges and asset impairments decreased by $2 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009. This was primarily driven by a decrease in severance, retention and outplacement services of $4 million, offset by increases in severance-related postemployment benefits of $1 million and higher fixed asset impairments of $1 million.

Electronics

Comparison of the three months ended July 2, 2010 and July 3, 2009:

Sales, including intersegment sales increased by $83 million for the three months ended July 2, 2010 as compared to the three months ended July 3, 2009. This increase was driven by favorable volume, net of price reductions provided to customers, of $83 million.

Earnings before taxes increased by $30 million for the three months ended July 2, 2010 as compared to the three months ended July 3, 2009. This increase was driven primarily by higher volume (net of adverse mix) of $22 million, favorable foreign currency exchange of $5 million, and lower restructuring and impairment costs of $3 million.

Restructuring charges and asset impairments decreased by $3 million for the three months ended July 2, 2010 as compared to the three months ended July 3, 2009. This was primarily driven by decreases in severance, retention and outplacement services of $2 million and lower severance-related postemployment benefits of $1 million.

Comparison of the six months ended July 2, 2010 and July 3, 2009:

Sales, including intersegment sales increased by $194 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009. This increase was driven primarily by an increase in volume (net of price reductions provided to customers) of $182 million along with favorable foreign currency exchange of $12 million.

Earnings before taxes increased by $71 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009. This increase was driven primarily by higher volume (net of adverse mix) of $55 million, favorable foreign currency exchange of $12 million, and lower restructuring and impairment costs of $5 million.

Restructuring charges and asset impairments decreased by $5 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009. This was primarily driven by decreases in severance, retention and outplacement services of $4 million and lower severance-related postemployment benefits of $1 million.

Automotive Components

Comparison of the three months ended July 2, 2010 and July 3, 2009:

Sales, including intersegment sales increased by $110 million for the three months ended July 2, 2010 as compared to the three months ended July 3, 2009. This increase was driven primarily by an increase in volume (net of price reductions provided to customers) of $116 million, partially offset by unfavorable foreign currency exchange of $6 million.

Earnings before taxes increased by $43 million for the three months ended July 2, 2010 as compared to the three months ended July 3, 2009. This increase was primarily driven by higher volume (net of adverse mix) of $32 million, lower restructuring and impairment costs of $5 million, and favorable foreign currency exchange of $5 million.

Restructuring charges and asset impairments decreased by $5 million for the three months ended July 2, 2010 as compared to the three months ended July 3, 2009. This was primarily driven by decreases in severance-related postemployment benefits of $4 million and lower fixed asset impairments of $1 million.

Comparison of the six months ended July 2, 2010 and July 3, 2009:

Sales, including intersegment sales increased by $268 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009. This increase was primarily driven by an increase in volume (net of price reductions provided to customers) of $248 million and favorable foreign currency exchange of $19 million.

Earnings before taxes increased by $105 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009. This increase was driven primarily by higher volume (net of adverse mix) of $68 million, cost reductions (in excess of inflation, price reductions provided to customers and other cost adjustments) of $13 million, lower restructuring and impairment costs of $12 million, and favorable foreign currency exchange of $10 million.

Restructuring charges and asset impairments decreased by $12 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009. This was primarily driven by decreases in severance, retention and outplacement services of $3 million, lower severance-related postemployment benefits of $6 million and reduced fixed asset impairments of $3 million.

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

On an annual basis, our primary source of liquidity remains cash flows generated from operations. At various points during the course of a given year, we may be in an operating cash usage position, which is not unusual given the seasonality of our business. We also have available liquidity under our revolving credit facility and the receivables and credit facilities described below, subject to certain conditions. We continuously focus on our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. Although we have historically been successful in managing the timing of our cash flows, future success will be dependent on the financial position of our customers and suppliers, and on industry conditions.

Cash Flows

Operating Activities.  Cash provided by operating activities for the six months ended July 2, 2010, was $423 million, as compared to $231 million used in operating activities for the six months ended July 3, 2009. The improvement to cash provided by operating activities is primarily the result of the following factors:

•	Our improved results of operations during the first half of 2010, as compared to the first half of 2009, primarily resulting from increased sales in North America and Europe.

•	Restructuring payments of $6 million in the first half of 2010 compared to $33 million in the first half of 2009. Additionally, other severance-related payments of $10 million in the first half of 2010 compared to $6 million in the first half of 2009.

•	Net pension and other postretirement cash payments for the first half of 2010 were $70 million, compared to cash payments of $84 million in the first half of 2009.

Partially offsetting the abovementioned positive factors was $26 million of higher working capital requirements in 2010 resulting from the increase in sales and customer production schedules during the first half of 2010 as compared to significantly lower sales experienced during the first half of 2009.

Investing Activities.  Cash used in investing activities for the six months ended July 2, 2010 was $101 million as compared to $69 million for the six months ended July 3, 2009. For the six months ended July 2, 2010 and July 3, 2009, we spent $107 million and $72 million, respectively, in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $325 million for such capital expenditures during 2010.

Financing Activities.  Cash used in financing activities was $277 million for the six months ended July 2, 2010 as compared to $111 million of cash provided by financing activities for the six months ended July 3, 2009. During the six months ended July 2, 2010, in addition to the $1 million mandatory amortization payment on our Term Loan A-2, we optionally repaid in full the outstanding Term Loan B-3 balance of $175 million and optionally repaid $75 million of our outstanding Term Loan A-2, with cash on hand. During the six months ended July 3, 2009, we had net cash proceeds of $198 million from our Revolving Credit Facility and made net payments of $81 million on short and long-term debt.

Other Sources of Liquidity

Liquidity Facilities.  We intend to draw down on, and use proceeds from, our revolving credit facility and our European factoring facility (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of July 2, 2010, we had approximately $1.2 billion of availability under our revolving credit facility, which is part of our senior secured credit facilities described below. This availability reflects no outstanding borrowings and reduced availability as a result of $55 million in outstanding letters of credit and bank guarantees and a $48 million unfunded commitment of Lehman Commercial Paper Inc. (“LCP”) under the revolving credit facility. The Company has excluded LCP’s commitment from the description of the revolving credit facility and all references to availability contained in this Report.

We, through one of our European subsidiaries, have a receivables factoring arrangement in Italy. This €40 million program is renewable annually, if not otherwise terminated. As of July 2, 2010, the Company did not have any factored receivables under the program and €36 million remained available for funding.

Under normal working capital utilization of liquidity, portions of the amounts drawn under the Liquidity Facilities typically will be paid back throughout the month as cash from customers is received. We would then draw upon such facilities again for working capital purposes in the same or succeeding months. However, during any given month, upon examination of economic and industry conditions, we may fully draw our Liquidity Facilities.

On July 2, 2010, our subsidiaries in the Asia Pacific region also had various uncommitted credit facilities totaling approximately $154 million, of which $138 million was available after borrowings of $16 million. We expect that these additional facilities will be drawn from time to time for normal working capital purposes.

Senior Secured Credit Facilities.  In December 2009, we entered into our Seventh Amended and Restated Credit Agreement (the “Seventh Credit Agreement”) with the lenders party thereto. The Seventh Credit Agreement amended certain provisions of our previous credit agreement, including the interest coverage ratio covenant and applicable margins as well as certain other covenants applicable to the Company. The Seventh Credit Agreement provides for senior secured credit facilities consisting of (i) a revolving credit facility in the amount of $1,256 million, of which $411 million matures May 9, 2012 and $845 million matures November 30, 2014, subject to certain conditions, (ii) the $225 million Term Loan A-2, and (iii) the $175 million Term Loan B-3. Net proceeds from the Term Loan A-2 and Term Loan B-3, together with cash on hand were used to repay the remaining balance of the existing term loan A-1 and term loan B-1 and pay fees and expenses associated with the Seventh Credit Agreement. See “— Senior Secured Credit Facilities” in Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of these facilities.

During the first half of 2010, we optionally repaid in full the outstanding Term Loan B-3 balance of $175 million and optionally repaid $75 million of our outstanding Term Loan A-2 with cash on hand.

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

Other Commitments.  Escalating pressure from customers to reduce prices is characteristic of the automotive parts industry. Historically, we have taken steps to reduce costs and minimize and/or resist price reductions. However, to the extent we are unsuccessful at resisting price reductions, or are not able to offset price reductions through improved operating efficiencies and reduced expenditures, such price reductions may have a material adverse effect on our financial condition, results of operations and cash flows.

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

OUTLOOK

For the full year 2010, we expect revenue to be in the range of $13.2 billion to $13.6 billion, including third quarter sales of approximately $3.1 billion. These sales figures are based on expected 2010 production levels of

11.6 million units in North America and 17.2 million units in Europe, and our expectations for foreign currency exchange rates.

During the first half of 2010, vehicle production remained robust. However, production levels are expected to decline during the second half of the year, primarily in Europe, due to normal seasonality and reduced consumer demand. Despite potential industry headwinds in the second half of the year, such as lower production levels and rising commodity prices, we are confident that we will manage through them successfully. We continue to expect that full recovery of the automotive industry will be a long and gradual process.

We believe that our liquidity, continued focus on controlling costs, leading technology portfolio and our notable growth prospects, driven by the continued focus on safety in vehicles, position us well to take advantage of the industry rebound that is occurring.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 under “Item 1A. Risk Factors” including: the financial condition of our customers adversely affecting us or the viability of our supply base; disruptions in the financial markets adversely impacting the availability and cost of credit negatively affecting our business; any shortage of supplies adversely affecting us; any further material contraction in automotive sales and production adversely affecting our results, liquidity or the viability of our supply base; escalating pricing pressures from our customers; commodity inflationary pressures adversely affecting our profitability or supply base; our dependence on our largest customers; costs of product liability, warranty and recall claims and efforts by customers to adversely alter contract terms and conditions concerning warranty and recall participation; costs or liabilities relating to environmental, health and safety regulations; limitations on available cash and access to additional capital due to our substantial debt; strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations impacting our results; any increase in the expense of our pension and other postretirement benefits or the funding requirements of our pension plans; any impairment of a significant amount of our goodwill or other intangible assets; risks associated with non-U.S. operations, including foreign exchange risks and economic and political uncertainty in some regions; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers; volatility in our annual effective tax rate resulting from a change in earnings mix or other factors; assertions by or against us relating to intellectual property rights; the possibility that our largest stockholder’s interests will conflict with our or our other stockholders’ interests; and other risks and uncertainties set forth in our Annual Report on Form 10-K, in “— Executive Overview” above and in our other filings with the Securities and Exchange Commission.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of July 2, 2010, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the specified time periods.

Changes in Internal Control over Financial Reporting.  There was no change in the Company’s internal controls over financial reporting that occurred during the second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits (including those incorporated by reference)

Exhibit
Number	Exhibit Name

3.1	Second Amended and Restated Certificate of Incorporation of TRW Automotive Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Company (File No. 001-31970) for the fiscal year ended December 31, 2003)
3.2	Third Amended and Restated By-Laws of TRW Automotive Holdings Corp. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company (File No. 001-31970) filed November 17, 2004)
31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Submitted electronically with this Report. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files filed as Exhibits 101 hereto (i) shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (ii) shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (iii) otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRW Automotive Holdings Corp.
(Registrant)

Date: August 4, 2010

By:	/s/ Joseph S. Cantie
Joseph S. Cantie
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)