Form 10-Q
period 2010-10-01
TRW AUTOMOTIVE HOLDINGS CORP
filed 2010-11-03
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2010
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

As of October 25, 2010, the number of shares outstanding of the registrant’s Common Stock was 120,583,183.

TRW Automotive Holdings Corp.

Index

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6.	Exhibits	43

Signatures		44
EX-31.A
EX-31.B
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Operations

	Three Months Ended
	October 1,	October 2,
	2010	2009
	(Unaudited)
	(In millions, except per share amounts)

Sales	$3,426	$3,108
Cost of sales	3,039	2,807

Gross profit	387	301
Administrative and selling expenses	120	131
Amortization of intangible assets	5	5
Restructuring charges and fixed asset impairments	—	24
Other (income) expense — net	(7)	—

Operating income (losses)	269	141
Interest expense — net	39	55
(Gain) loss on retirement of debt — net	1	1
Equity in (earnings) losses of affiliates, net of tax	(7)	(5)

Earnings (losses) before income taxes	236	90
Income tax expense (benefit)	28	28

Net earnings (losses)	208	62
Less: Net earnings attributable to noncontrolling interest, net of tax	9	6

Net earnings (losses) attributable to TRW	$199	$56

Basic earnings (losses) per share:
Earnings (losses) per share	$1.66	$0.51

Weighted average shares outstanding	119.9	110.7

Diluted earnings (losses) per share:
Earnings (losses) per share	$1.54	$0.50

Weighted average shares outstanding	131.6	111.9

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Operations — (Continued)

	Nine Months Ended
	October 1,	October 2,
	2010	2009
	(Unaudited)
	(In millions, except per share amounts)

Sales	$10,670	$8,230
Cost of sales	9,415	7,699

Gross profit	1,255	531
Administrative and selling expenses	375	355
Amortization of intangible assets	16	16
Restructuring charges and fixed asset impairments	10	74
Intangible asset impairments	—	30
Other (income) expense — net	(37)	(4)

Operating income (losses)	891	60
Interest expense — net	125	139
(Gain) loss on retirement of debt — net	2	(34)
Equity in (earnings) losses of affiliates, net of tax	(24)	(9)

Earnings (losses) before income taxes	788	(36)
Income tax expense (benefit)	130	37

Net earnings (losses)	658	(73)
Less: Net earnings attributable to noncontrolling interest, net of tax	28	13

Net earnings (losses) attributable to TRW	$630	$(86)

Basic earnings (losses) per share:
Earnings (losses) per share	$5.29	$(0.82)

Weighted average shares outstanding	119.2	104.4

Diluted earnings (losses) per share:
Earnings (losses) per share	$4.93	$(0.82)

Weighted average shares outstanding	130.5	104.4

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	October 1,	December 31,
	2010	2009
	(Unaudited)
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$1,089	$788
Accounts receivable — net	2,351	1,943
Inventories	789	660
Prepaid expenses and other current assets	208	201

Total current assets	4,437	3,592
Property, plant and equipment — net of accumulated depreciation of $3,405 million and $3,187 million, respectively	2,119	2,334
Goodwill	1,764	1,768
Intangible assets — net	309	324
Pension assets	257	179
Other assets	570	535

Total assets	$9,456	$8,732

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$25	$18
Current portion of long-term debt	21	28
Trade accounts payable	2,072	1,912
Accrued compensation	276	256
Other current liabilities	1,225	1,094

Total current liabilities	3,619	3,308
Long-term debt	2,073	2,325
Postretirement benefits other than pensions	461	479
Pension benefits	750	804
Other long-term liabilities	540	507

Total liabilities	7,443	7,423
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,592	1,553
Retained earnings (accumulated deficit)	307	(323)
Accumulated other comprehensive earnings (losses)	(57)	(71)

Total TRW stockholders’ equity	1,843	1,160
Noncontrolling interest	170	149

Total equity	2,013	1,309

Total liabilities and equity	$9,456	$8,732

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	October 1,	October 2,
	2010	2009
	(Unaudited)
	(Dollars in millions)

Operating Activities
Net earnings (losses)	$658	$(73)
Adjustments to reconcile net earnings (losses) to net cash provided by (used in) operating activities:
Depreciation and amortization	350	367
Net pension and other postretirement benefits income and contributions	(148)	(172)
Net (gain) loss on retirement of debt	2	(34)
Intangible asset impairment charges	—	30
Fixed asset impairment charges	(3)	8
Net (gain) loss on asset sales	(2)	(3)
Other — net	6	14
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable — net	(421)	(491)
Inventories	(133)	29
Trade accounts payable	191	53
Prepaid expense and other assets	(17)	118
Other liabilities	207	97

Net cash provided by (used in) operating activities	690	(57)
Investing Activities
Capital expenditures, including intangible assets	(168)	(121)
Net proceeds from asset sales	6	3

Net cash provided by (used in) investing activities	(162)	(118)
Financing Activities
Change in short-term debt	6	(41)
Net (repayments on) proceeds from revolving credit facility	—	(203)
Proceeds from issuance of long-term debt, net of fees	53	1,075
Redemption of long-term debt	(309)	(1,223)
Proceeds from issuance of capital stock, net of fees	—	269
Proceeds from exercise of stock options	34	1
Dividends paid to noncontrolling interest	(12)	(8)
Capital contribution from noncontrolling interest	4	—

Net cash provided by (used in) financing activities	(224)	(130)
Effect of exchange rate changes on cash	(3)	23

Increase (decrease) in cash and cash equivalents	301	(282)
Cash and cash equivalents at beginning of period	788	756

Cash and cash equivalents at end of period	$1,089	$474

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements

1.	Description of Business

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three and nine months ended October 1, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

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

Net earnings (losses) attributable to TRW and the weighted average shares outstanding used in calculating basic and diluted earnings (losses) per share were:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
	(In millions, except per share amounts)

Net earnings (losses) attributable to TRW	$199	$56	$630	$(86)
Interest expense on exchangeable notes, net of tax of zero	2	—	7	—
Amortization of discount on exchangeable notes, net of tax of zero	2	—	6	—

Net earnings (losses) attributable to TRW for purposes of calculating diluted earnings (losses) per share	$203	$56	$643	$(86)

Basic:
Weighted average shares outstanding(1)	119.9	110.7	119.2	104.4

Basic earnings (losses) per share	$1.66	$0.51	$5.29	$(0.82)

Diluted:
Weighted average shares outstanding(1)	119.9	110.7	119.2	104.4
Effect of dilutive stock options, restricted stock units and stock-settled stock appreciation rights	2.9	1.2	2.5	—
Shares applicable to exchangeable notes	8.8	—	8.8	—

Diluted weighted average shares outstanding	131.6	111.9	130.5	104.4

Diluted earnings (losses) per share	$1.54	$0.50	$4.93	$(0.82)

(1)	In August 2009, the Company issued 16.1 million shares of its common stock in a public offering.

For the three and nine months ended October 1, 2010, a de minimis number of securities were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

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

The following table presents the movement in the product warranty liability for the periods indicated:

	Nine Months Ended
	October 1,	October 2,
	2010	2009
	(Dollars in millions)

Beginning balance	$118	$108
Current period accruals, net of changes in estimates	48	39
Used for purposes intended	(45)	(45)
Effects of foreign currency translation	—	6

Ending balance	$121	$108

Equity and Comprehensive Income.  The following tables present a rollforward of the changes in equity, including changes in the components of comprehensive earnings (losses) (also referred to herein as “OCI”) attributable to TRW shareholders and to the noncontrolling interest.

	Three Months Ended
	October 1, 2010			October 2, 2009
		TRW	Noncontrolling		TRW	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
	(Dollars in millions)

Beginning balance of equity	$1,639	$1,491	$148	$1,341	$1,202	$139
Comprehensive earnings (losses):
Net earnings (losses)	208	199	9	62	56	6
Foreign currency translation	160	151	9	42	39	3
Retirement obligations, net of tax	(24)	(24)	—	(22)	(22)	—
Deferred cash flow hedges, net of tax	6	6	—	1	1	—

Comprehensive earnings (losses)	350	332	18	83	74	9
Dividends paid to noncontrolling interest	—	—	—	(2)	—	(2)
Capital contribution from noncontrolling interest	4	—	4	—	—	—
Share-based compensation expense	3	3	—	3	3	—
Proceeds from exercise of stock options	17	17	—	1	1	—
Proceeds from issuance of capital stock	—	—	—	269	269	—

Ending balance of equity	$2,013	$1,843	$170	$1,695	$1,549	$146

	Nine Months Ended
	October 1, 2010			October 2, 2009
		TRW	Noncontrolling		TRW	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
	(Dollars in millions)

Beginning balance of equity	$1,309	$1,160	$149	$1,268	$1,131	$137
Comprehensive earnings (losses):
Net earnings (losses)	658	630	28	(73)	(86)	13
Foreign currency translation	33	32	1	132	128	4
Retirement obligations, net of tax	(24)	(24)	—	(17)	(17)	—
Deferred cash flow hedges, net of tax	6	6	—	112	112	—

Comprehensive earnings (losses)	673	644	29	154	137	17
Dividends paid to noncontrolling interest	(12)	—	(12)	(8)	—	(8)
Capital contribution from noncontrolling interest	4	—	4	—	—	—
Share-based compensation expense	10	10	—	11	11	—
Proceeds from exercise of stock options	34	34	—	1	1	—
Proceeds from issuance of capital stock	—	—	—	269	269	—
Issuance of common stock upon vesting of restricted stock units	(5)	(5)	—	—	—	—

Ending balance of equity	$2,013	$1,843	$170	$1,695	$1,549	$146

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

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation 46(R) (FIN 46(R)),” which has been codified as ASU No. 2009-17. ASU No. 2009-17 requires that the assessment of whether an entity has a controlling financial interest in a variable interest entity (“VIE”) must be performed on an ongoing basis. ASU No. 2009-17 also requires that the assessment to determine if an entity has a controlling financial interest in a VIE must be qualitative in nature, and eliminates the quantitative assessment required in ASC 810. The adoption of ASU No. 2009-17 did not have a material impact on the Company’s consolidated financial statements.

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

3.	Inventories

The major classes of inventory are as follows:

	As of
	October 1,	December 31,
	2010	2009
	(Dollars in millions)

Finished products and work in process	$395	$342
Raw materials and supplies	394	318

Total inventories	$789	$660

4.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety		Automotive
	Systems	Systems	Electronics	Components
	Segment	Segment	Segment	Segment	Total
	(Dollars in millions)

Balance as of December 31, 2009	$800	$545	$423	$—	$1,768
Effects of foreign currency translation	—	(4)	—	—	(4)

Balance as of October 1, 2010	$800	$541	$423	$—	$1,764

Intangible assets

The following table reflects intangible assets and related accumulated amortization:

	As of			As of
	October 1, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$67	$(33)	$34	$67	$(25)	$42
Developed technology and other intangible assets	92	(80)	12	90	(71)	19

Total	159	$(113)	46	157	$(96)	61

Indefinite-lived intangible assets:
Trademarks	263		263	263		263

Total	$422		$309	$420		$324

During the first quarter of 2009, the Company identified an indicator of impairment related to one of its trademarks as a result of the continuing declines in sales of the Company’s products. Accordingly, the Company performed an impairment test and determined that one of its trademark intangible assets was impaired by $30 million.

The Company expects that ongoing amortization expense will approximate the following:

(Dollars in millions)

Remainder of 2010	$5
Fiscal year 2011	13
Fiscal year 2012	11
Fiscal year 2013	11
2014 and beyond	6

5.	Other (Income) Expense — Net

The following table provides details of other (income) expense — net:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
	(Dollars in millions)

Net provision for bad debts	$1	$2	$—	$7
Net (gains) losses on asset sales	(1)	—	(2)	(3)
Foreign currency exchange (gains) losses	(1)	3	(8)	13
Royalty and grant income	(4)	(4)	(13)	(19)
Miscellaneous other (income) expense	(2)	(1)	(14)	(2)

Other (income) expense — net	$(7)	$—	$(37)	$(4)

6.	Accounts Receivable Facilities

In March 2009, the Company, through one of its European subsidiaries, entered into a receivables factoring arrangement in Italy that is renewable annually, if not terminated. This €40 million program, which allows for funding of up to €36 million, was renewed in March 2010. As of October 1, 2010, the Company did not have any factored receivables under the program.

The Company had certain other receivables programs in place during 2009 and the first quarter of 2010, all of which were terminated prior to the end of the first quarter of 2010. During both the three and nine months ended October 1, 2010, the Company recorded $1 million of interest expense related to its accounts receivable facilities. During the three and nine months ended October 2, 2009, the Company recorded $1 million and $3 million, respectively, of interest expense related to its accounts receivable facilities.

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

Income tax expense for the three months ended October 1, 2010 was $28 million on pre-tax earnings of $236 million and income tax expense for the nine months ended October 1, 2010 was $130 million on pre-tax earnings of $788 million. Income tax expense for three and nine months ended October 1, 2010 includes net tax benefits of $11 million and $21 million, respectively, relating to the favorable resolution of various tax matters in foreign jurisdictions. Income tax expense for the three months ended October 2, 2009 was $28 million on pre-tax earnings of $90 million. Income tax expense for the nine months ended October 2, 2009 was $37 million on pre-tax losses of $36 million and included $13 million of tax expense that was recorded in establishing a valuation allowance against the net deferred tax assets of certain subsidiaries. As of October 1, 2010, the income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which pre-tax earnings or losses do not result in the recognition of a corresponding income tax expense or benefit, as well as favorable foreign tax rates, holidays, and credits.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and therefore, the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The Company continues to maintain a valuation allowance related to the net deferred tax assets in the United States and various foreign jurisdictions.

There is no income tax benefit recognized with respect to losses incurred and no income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in the Company’s effective tax rate. The Company intends to maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized. If operating results improve or deteriorate on a sustained basis, the Company’s conclusions regarding the need for a valuation allowance could change, resulting in either the reversal or initial recognition of a valuation allowance in the future, which could have a significant impact on income tax expense in the period recognized and subsequent periods.

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

8.	Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

The following tables provide the components of net pension (income) cost for the Company’s defined benefit pension plans:

	Three Months Ended
	October 1, 2010			October 2, 2009
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$2	$—	$4	$2	$4	$4
Interest cost on projected benefit obligations	16	63	9	15	64	11
Expected return on plan assets	(19)	(82)	(5)	(20)	(88)	(5)
Amortization	(2)	—	1	(2)	(7)	(1)
Curtailments/settlements	—	—	—	—	—	(2)

Net pension (income) cost	$(3)	$(19)	$9	$(5)	$(27)	$7

	Nine Months Ended
	October 1, 2010			October 2, 2009
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$5	$—	$13	$9	$12	$12
Interest cost on projected benefit obligations	47	187	28	48	181	30
Expected return on plan assets	(57)	(244)	(15)	(61)	(248)	(14)
Amortization	(4)	—	2	(6)	(20)	(1)
Curtailments/settlements	—	1	—	—	—	(2)

Net pension (income) cost	$(9)	$(56)	$28	$(10)	$(75)	$25

Postretirement Benefits Other Than Pensions (“OPEB”)

The following tables provide the components of net OPEB (income) cost for the Company’s plans:

	Three Months Ended
	October 1, 2010		October 2, 2009
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Service cost	$—	$—	$1	$—
Interest cost on projected benefit obligations	6	1	6	2
Amortization	(5)	(1)	(5)	(1)
Settlements	—	(1)	(1)	—

Net OPEB (income) cost	$1	$(1)	$1	$1

	Nine Months Ended
	October 1, 2010		October 2, 2009
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Service cost	$—	$1	$1	$—
Interest cost on projected benefit obligations	18	4	18	6
Amortization	(15)	(4)	(16)	(3)
Settlements	—	(4)	(6)	—

Net OPEB (income) cost	$3	$(3)	$(3)	$3

During the three and nine months ended October 1, 2010, the Company recorded settlement gains of $1 million and $4 million, respectively, related to retiree medical buyouts.

During the three and nine months ended October 2, 2009, the Company recorded settlement gains of $1 million and $3 million, respectively, related to retiree medical buyouts. The Company also recorded $3 million related to a plan termination which occurred during the second quarter of 2009.

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

Items Measured at Fair Value on a Recurring Basis

The fair value measurements for assets and liabilities recognized in the Company’s consolidated balance sheets are as follows:

	As of
	October 1, 2010			December 31, 2009
	Carrying	Fair	Measurement	Carrying	Fair
	Value	Value	Approach	Value	Value
	(Dollars in millions)

Foreign currency forward contracts — current assets	$22	$22	Level 2	$18	$18
Foreign currency forward contracts — noncurrent assets	2	2	Level 2	3	3
Commodity contracts — current assets	—	—	*	1	1
Short-term debt, fixed and floating rate	25	25	Level 2	18	18
Floating rate long-term debt	158	158	Level 2	415	415
Fixed rate long-term debt	1,936	2,182	Level 2	1,938	1,922
Foreign currency forward contracts — current liability	—	—	*	24	24
Interest rate swap contracts — noncurrent liability	2	2	Level 2	2	2
Commodity contracts — current liability	6	6	Level 2	6	6
Commodity contracts — noncurrent liability	6	6	Level 2	9	9

*	Not applicable, as the Company had no commodity contracts in a current asset position and no foreign currency forward contracts in a current liability position as of October 1, 2010.

The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s floating rate short-term debt instruments approximates fair value because of the variable interest rates pertaining to those instruments.

The fair value of long-term debt was determined primarily from quoted market prices, as provided by participants in the secondary marketplace. For long-term debt without a quoted market price, the Company computed the fair value using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements.

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

There were no changes in the Company’s valuation techniques during the nine months ended October 1, 2010.

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

As of October 1, 2010, the Company had $17 million and $11 million of restructuring accruals and asset retirement obligations, respectively, which were measured at fair value upon initial recognition of the associated liability. For the nine month period ended October 1, 2010, the Company recorded asset impairments of $1 million associated with its determination of the fair value of its long-lived assets that exhibited indicators of impairment.

10.	Financial Instruments

The Company is exposed to certain financial market risks related to its ongoing business operations. The primary risks managed through derivative financial instruments and hedging activities are foreign currency exchange rate risk, interest rate risk and commodity price risk. Derivative financial instruments and hedging activities are utilized to protect the Company’s cash flow from adverse movements in foreign currency exchange rates and commodity prices as well as to manage interest costs. Although the Company is exposed to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments, the Company attempts to limit this exposure by entering into agreements directly with a number of major financial institutions that meet the Company’s credit standards and that are expected to fully satisfy their obligations under the contracts.

As of October 1, 2010, the Company had a notional value of $1.4 billion in foreign exchange contracts outstanding. These forward contracts mature at various dates through September 2012. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument.

As of October 1, 2010, the Company had a notional value of $75 million in interest rate swap agreements outstanding. Subsequent to the end of the third quarter 2010, $50 million in total notional value of these interest rate swap agreements matured. The Company exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (“LIBOR”).

Due to industry conditions and TRW’s credit ratings, the Company’s ability to increase the notional amount of its hedge portfolio may be limited.

Cash Flow Hedges.  For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI, and is subsequently reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $9 million of gains, net of tax, which are included in OCI are expected to be reclassified into earnings in the next twelve months.

Fair Value Hedges.  For any derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the underlying hedged item is recognized in current earnings.

Derivative Instruments.  The fair values of the Company’s derivative instruments are as follows:

	Assets			Liabilities
		Fair Value as of			Fair Value as of
	Balance Sheet	October 1,	December 31,	Balance Sheet	October 1,	December 31,
	Location	2010	2009	Location	2010	2009
		(Dollars in millions)			(Dollars in millions)

Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$—	$—	Other long-term liabilities	$2	$2
Foreign exchange contracts	Other current assets	16	11	Other current assets	2	—
	Other current liabilities	3	3	Other current liabilities	1	22
	Other assets	2	3	Other assets	—	—
Commodity contracts	Other current assets	—	1	Other current liabilities	1	1

Total derivatives designated as hedging instruments		21	18		6	25
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	15	7	Other current assets	7	—
	Other current liabilities	8	2	Other current liabilities	10	7
	Other long-term liabilities	1	—	Other long-term liabilities	1	—
Commodity contracts	Other current liabilities	—	—	Other current liabilities	5	5
	Other long-term liabilities	—	—	Other long-term liabilities	6	9

Total derivatives not designated as hedging instruments		24	9		29	21

Total derivatives		$45	$27		$35	$46

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

Members of the consolidated group initially designate intercompany derivatives as cash flow hedges. The treasury group, who is the counterparty to the intercompany derivatives, does not designate the intercompany derivatives as hedging instruments. The fair value of these intercompany derivatives is not included in the table above as they are eliminated in consolidation. A net intercompany asset of less than $1 million related to contracts designated as hedging instruments by members of the consolidated group was eliminated against a net intercompany liability of less than $1 million related to these same contracts not designated as hedging instruments by the Company’s treasury group. The contracts entered into with unrelated third parties are included in the table above as derivatives not designated as hedging instruments.

The impact of derivative instruments on the condensed consolidated financial statements is as follows:

Fair Value Hedges:

Gain (Loss) on Related
	Gain (Loss) on Derivatives				Hedged Relationships
	Recognized in Income				Recognized in Income
		Nine Months Ended				Nine Months Ended
		October 1,	October 2,			October 1,	October 2,
Derivatives	Location	2010	2009	Hedged Item	Location	2010	2009
		(Dollars in millions)				(Dollars in millions)

Interest rate contracts	Interest income (expense)	$9	$—	Senior Notes	Interest income (expense)	$(9)	$—

For the three months ended October 1, 2010, and October 2, 2009, there were no derivative instruments designated as fair value hedges.

Cash Flow Hedges:

	Gain (Loss)		Gain (Loss) Reclass
	Recognized in OCI		from Accumulated OCI into Income
	(Effective Portion)		(Effective Portion)
	Three Months Ended			Three Months Ended
	October 1,	October 2,		October 1,	October 2,
Derivatives	2010	2009	Location	2010	2009
	(Dollars in millions)			(Dollars in millions)

Interest rate contracts	$(1)	$(3)	Interest expense	$(1)	$(3)
Foreign currency exchange contracts	12	4	Sales	2	(24)
			Cost of sales	1	(2)
			Other income (expense)	1	1

Total	$11	$1		$3	$(28)

For the three months ended October 1, 2010, and October 2, 2009, the amount of gain or loss recognized in income related to hedge ineffectiveness was de minimis.

	Gain (Loss)		Gain (Loss) Reclass
	Recognized in OCI		from Accumulated OCI into Income
	(Effective Portion)		(Effective Portion)
	Nine Months Ended			Nine Months Ended
	October 1,	October 2,		October 1,	October 2,
Derivatives	2010	2009	Location	2010	2009
	(Dollars in millions)			(Dollars in millions)

Interest rate contracts	$(2)	$(6)	Interest expense	$(2)	$(6)
Foreign currency exchange contracts	25	42	Sales	2	(95)
			Cost of sales	6	(10)
			Other income (expense)	4	5
Commodity contracts	—	(1)	Cost of sales	—	(1)

Total	$23	$35		$10	$(107)

For the nine months ended October 1, 2010, the amount of gain or loss recognized in income related to hedge ineffectiveness was de minimis. For the nine months ended October 2, 2009, a $1 million loss was recognized related to hedge ineffectiveness and a de minimis amount was excluded from the assessment of hedge effectiveness.

Undesignated Derivatives:

	Gain (Loss) Recognized in Income
	on Derivatives
		Three Months Ended		Nine Months Ended
		October 1,	October 2,	October 1,	October 2,
Derivatives	Location	2010	2009	2010	2009
			(Dollars in millions)

Foreign currency exchange contracts	Other income (expense)	$19	$(3)	$7	$(4)
Commodity contracts	Other income (expense)	—	(1)	3	(13)

Total		$19	$(4)	$10	$(17)

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

11.	Debt

Total outstanding debt of the Company consisted of the following:

	As of
	October 1,	December 31,
	2010	2009
	(Dollars in millions)

Short-term debt	$25	$18

Long-term debt:
Senior notes, due 2014 and 2017	$1,617	$1,674
Exchangeable senior notes, due 2015	201	195
Term loan facilities	149	400
Revolving credit facility	—	—
Capitalized leases	34	41
Other borrowings	93	43

Total long-term debt	2,094	2,353
Less current portion	21	28

Long-term debt, net of current portion	$2,073	$2,325

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

Senior Note Repurchases.  During the nine months ended October 1, 2010, the Company entered into transactions to repurchase portions of its senior notes and recorded a loss on retirement of debt of $1 million, including the write-off of a portion of debt issuance costs, discounts and premiums for the most recent three month period, offset by gains in the earlier periods resulting in an immaterial loss during the nine month period. The repurchased notes were retired upon settlement.

During the nine months ended October 2, 2009, the Company entered into transactions to repurchase portions of its senior unsecured notes and recorded a gain on retirement of debt of $41 million, including the write-off of a portion of debt issuance costs and premiums. The repurchased notes were retired upon settlement.

As market conditions warrant, the Company may from time to time repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or by other means.

Exchangeable Senior Notes

Exchangeable Senior Notes.  In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015 (the “Exchangeable Senior Notes”) in a private placement. Prior to September 1, 2015, the notes are exchangeable only upon specified events and, thereafter, at any time based upon an initial exchange rate of 33.8392 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to approximately $29.55 per share of common stock), subject to adjustment. Upon exchange, the Company’s exchange obligation may be settled, at its option, in shares of its stock, cash or a combination of cash and shares of its stock. Interest is payable on June 1 and December 1 of each year. The Exchangeable Senior Notes will mature on December 1, 2015, unless exchanged earlier, repurchased by the Company at the holder’s option upon a fundamental change, or redeemed by the Company after December 6, 2013, at the Company’s option if certain conditions are met.

The Exchangeable Senior Notes were recorded with a debt discount which decreased debt and increased paid-in-capital in order to separate the liability and embedded equity components of the Exchangeable Senior Notes. The debt component will accrete up to the principal amount to effectively yield 9.0% over the term of the debt. The debt discount as of October 1, 2010 and December 31, 2009 was $58 million and $64 million, respectively. The total interest expense recognized for the three and nine months ended October 1, 2010 was approximately $4 million and $13 million, respectively, including $2 million and $7 million, respectively, relating to the stated coupon rate.

Senior Secured Credit Facilities

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

During the first half of 2010, the Company optionally repaid the full $175 million balance of its outstanding Term Loan B-3 with cash on hand. In addition, during the second quarter of 2010, the Company optionally repaid $75 million of the Term Loan A-2 outstanding balance with cash on hand. As a result of the optional repayments, the Company has no future amortization payments through the maturity date of the Term Loan A-2, subject to the aforementioned early maturity provisions. For the nine month period ended October 1, 2010, the Company recorded a loss on retirement of debt of $2 million for the write-off of deferred financing fees relating to the term loans.

Subsequent to the end of the third quarter of 2010, on November 1, 2010 the Company gave notice to optionally repay the remaining $149 million Term Loan A-2 outstanding balance, with payment expected to occur on November 4, 2010.

During the nine months ended October 2, 2009, the Company recorded a $6 million loss related to the Company’s amendment of the credit agreement governing its senior secured credit facilities and a $1 million loss as a result of the write-off of a portion of deferred financing fees related to the repayment of term loan A-1 and term loan B-1 borrowings.

The commitment fee and the applicable margin for borrowing on the Senior Secured Credit Facilities are subject to leverage-based grids. The applicable margin in effect as of October 1, 2010 for the 2012 Portion of the Revolving Credit Facility was 3.75% with respect to base rate borrowings and 4.75% with respect to eurocurrency borrowings. The applicable margin in effect as of October 1, 2010 for the 2014 Portion of the Revolving Credit Facility and the Term Loan A-2 was 2.75% with respect to base rate borrowings and 3.75% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.50%.

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

As of October 1, 2010, the Company had interest rate swap agreements outstanding with a total notional value of $75 million to hedge the variability of payments associated with its variable term debt, effectively changing a floating rate debt obligation into a fixed rate obligation. As of October 1, 2010, the Company recorded an obligation of approximately $2 million along with a corresponding reduction in OCI related to these interest rate swap agreements. Ineffectiveness from the interest rate swaps recorded to other income in the consolidated statements of operations was de minimis for each of the three and nine month periods ended October 1, 2010 and October 2, 2009, respectively. Subsequent to the end of the third quarter of 2010, $50 million in total notional value of these interest rate swap agreements matured.

In January and February 2010, the Company entered into interest rate swap agreements with a total notional value of $350 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amounts of these agreements are equal to the designated face value of the debt instrument. The swap agreements were expected to settle in March 2017, the maturity date of the corresponding debt instrument. Since the interest rate swaps hedged the designated debt balance and qualified for fair value hedge accounting, changes in the fair value of the swaps also resulted in a corresponding adjustment to the value of the debt. In the second quarter of 2010, the Company terminated the entire $350 million notional value of swaps and received cash of approximately $9 million. As of October 1, 2010, the unamortized fair value adjustment was $9 million, which will be amortized over the remaining term of the underlying bonds. For the nine months ended October 1, 2010, the amortization recorded as a reduction to interest expense was de minimis.

12.	Restructuring Charges and Asset Impairments

Restructuring charges and asset impairments include the following:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
	(Dollars in millions)

Severance and other charges	$—	$22	$13	$66
Asset impairments related to restructuring activities	—	—	(4)	—

Total restructuring charges	—	22	9	66
Other fixed asset impairments	—	2	1	8

Total restructuring charges and fixed asset impairments	—	24	10	74
Intangible asset impairments	—	—	—	30

Total restructuring charges and asset impairments	$—	$24	$10	$104

Restructuring charges and asset impairments by segment are as follows:

Chassis Systems

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
	(Dollars in millions)

Severance and other charges	$1	$10	$6	$28
Asset impairments related to restructuring activities	—	—	(4)	—

Total restructuring charges	1	10	2	28
Other fixed asset impairments	—	2	—	5

Total restructuring charges and asset impairments	$1	$12	$2	$33

For the three months ended October 1, 2010, this segment incurred charges of $1 million primarily related to severance, retention and outplacement services at various production facilities. For the nine months ended October 1, 2010, this segment incurred net charges of (i) $4 million primarily related to severance, retention and outplacement services at various production facilities, and (ii) $2 million for severance-related postemployment benefits. During the second quarter of 2010, this segment realized a gain on the sale of a property in the amount of $4 million related to a closed North American braking facility, which was previously impaired as part of a 2008 restructuring action.

For the three and nine months ended October 2, 2009, this segment incurred charges of (i) $10 million and $16 million, respectively, for severance-related postemployment benefits, and (ii) $2 million and $5 million, respectively, for other fixed asset impairments to write down certain machinery and equipment to fair value based on estimated cash flows. For the nine months ended October 2, 2009, this segment also incurred charges of $12 million primarily related to severance, retention and outplacement services at various production facilities.

Occupant Safety Systems

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
		(Dollars in millions)

Severance and other charges	$(1)	$6	$7	$17
Total restructuring charges	(1)	6	7	17
Other fixed asset impairments	—	—	1	—

Total restructuring charges and asset impairments	$(1)	$6	$8	$17

For the three months ended October 1, 2010, this segment recorded $1 million of income from severance-related postemployment benefits due to a change in estimates. For the nine months ended October 1, 2010, this segment incurred charges of (i) $6 million for severance-related postemployment benefits, (ii) $1 million primarily related to severance, retention and outplacement services at various production facilities, and (iii) $1 million for other fixed asset impairments to write down certain machinery and equipment to fair value based on estimated future cash flows.

For the three and nine months ended October 2, 2009, this segment incurred charges of $6 million and $12 million, respectively, for severance-related postemployment benefits. For the nine months ended October 2, 2009, this segment incurred charges of $5 million primarily related to severance, retention and outplacement services at various production facilities.

Electronics

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
	(Dollars in millions)

Severance and other charges	$—	$—	$(1)	$4

Total restructuring charges and asset impairments	$—	$—	$(1)	$4

For the nine months ended October 1, 2010, this segment recorded $1 million of income related to severance, retention and outplacement services at various production facilities due to a change in estimates.

For the nine months ended October 2, 2009, this segment incurred charges of (i) $3 million primarily related to severance, retention and outplacement services at various production facilities, and (ii) $1 million of severance-related postemployment benefits.

Automotive Components

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
	(Dollars in millions)

Severance and other charges	$—	$6	$1	$16

Total restructuring charges	—	6	1	16
Other fixed asset impairments	—	—	—	3

Total restructuring charges and asset impairments	$—	$6	$1	$19

For the nine months ended October 1, 2010, this segment incurred charges of $1 million primarily related to severance, retention and outplacement services at various production facilities.

For the three and nine months ended October 2, 2009, this segment incurred charges of (i) $1 million and $5 million, respectively, primarily related to severance, retention and outplacement services at various production facilities, and (ii) $5 million and $11 million, respectively, for severance-related postemployment benefits. During the nine months ended October 2, 2009, this segment recorded other fixed asset impairments of $3 million to write down certain machinery and equipment to fair value based on estimated future cash flows.

Corporate

For the nine months ended October 2, 2009, corporate facilities incurred charges of (i) $1 million primarily related to severance, retention, and outplacement services at various facilities, and (ii) $30 million for intangible asset impairments related to certain indefinite-lived intangible assets during the first quarter of 2009 (see Note 4).

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges (but excludes reserves related to severance-related postemployment benefits):

	Nine Months Ended
	October 1,	October 2,
	2010	2009
	(Dollars in millions)

Beginning balance	$23	$32
Current period accruals, net of changes in estimates	5	27
Used for purposes intended	(13)	(44)
Effects of foreign currency translation and transfers	2	4

Ending balance	$17	$19

Of the $17 million restructuring reserve as of October 1, 2010, approximately $9 million is expected to be paid in the remainder of 2010. The remaining balance is expected to be paid in 2011 to 2014 and is comprised primarily of involuntary employee termination arrangements in the United States and Europe.

13.	Capital Stock

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the “Common Stock”), of which 120,491,254 shares were issued and outstanding as of October 1, 2010, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the Company’s share-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

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

As of October 1, 2010, the Company had 4,920,283 shares of Common Stock available for issuance under the Plan. In addition, 5,468,669 stock options, 533,800 SSARs and 1,164,294 nonvested restricted stock units were outstanding as of October 1, 2010. The SSARs and more than one-half of the stock options have an 8-year term and vest ratably over three years, whereas the remaining stock options have a 10-year term and vest ratably over five years. Substantially all of the restricted stock units vest ratably over three years.

The total share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
	(Dollars in millions)

Stock options and SSARs	$1	$1	$3	$4
Restricted stock units	2	2	7	7

Total share-based compensation expense	$3	$3	$10	$11

Cash Awards

For the three and nine months ended October 1, 2010, the Company recognized compensation expense associated with its cash-settled share-based compensation and retention awards of approximately $4 million and $15 million, respectively.

2009 Awards.  In February 2009, the Company issued cash incentive awards for executive officers, vice presidents and independent directors and retention awards for executive officers and vice presidents of the Company (the “2009 Awards”). For compensation expense purposes, the fair value of the share-based portion of the 2009 Awards was determined based on a lattice model (the Monte Carlo simulation) and is re-measured quarterly. The pro-rata vested portion of the awards is recognized as a liability. During the third quarter of 2010, one-half of the retention awards vested, resulting in a payment of approximately $9 million. The liability and fair value of the 2009 Awards as of October 1, 2010 were approximately $22 million and $41 million, respectively (with a remaining maximum payout amount of approximately $42 million).

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

Blackstone.  In connection with the acquisition by an affiliate of The Blackstone Group L.P. (“Blackstone”) of the shares of the subsidiaries of TRW Inc. engaged in the automotive business from Northrop Grumman Corporation (“Northrop”) (the transaction between Blackstone and Northrop is referred to herein as the “Acquisition”), the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services, including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services. Approximately $1 million is included in the consolidated statements of operations for each of the three month periods ended October 1, 2010 and October 2, 2009, and approximately $4 million is included in the consolidated statements of operations for each of the nine month periods ended October 1, 2010 and October 2, 2009.

In March and September 2010, Automotive Investors LLC (“AI LLC”), an affiliate of Blackstone, and certain management stockholders sold 11,000,000 and 8,000,000 shares, respectively, of the Company’s Common Stock in underwritten registered public offerings (the “Offerings”) pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC on August 10, 2009. The Company did not receive any proceeds from the Offerings, nor did its number of shares outstanding materially change. The Company incurred expenses totaling less than $1 million in connection with these Offerings. As a result of the Offerings, AI LLC’s ownership interest in the Company decreased to 24%.

Core Trust Purchasing Group.  In the first quarter of 2006, the Company entered into a five-year participation agreement (“participation agreement”) with Core Trust Purchasing Group (“CPG”), a division of HealthTrust Purchasing Corporation, designating CPG as its exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, the Company must purchase 80% of the requirements of its participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG. If the Company does not do so, the sole remedy of CPG is to terminate the agreement. The agreement does not obligate the Company to purchase any fixed or minimum quantities nor does it provide any mechanism for CPG to require the Company to purchase any particular quantity. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendors in respect of such purchases.

Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of purchases by the Company under the participation agreement to an affiliate of Blackstone, with whom Messrs. Robert Friedman and Neil Simpkins, members of our Board, are affiliated and in which they may have an indirect pecuniary interest. For the three and nine months ended October 1, 2010 and October 2, 2009, the affiliate of Blackstone received de minimis fees from CPG in respect of the Company’s purchases.

16.	Segment Information

The following tables present certain financial information by segment:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
		(Dollars in millions)

Sales to external customers:
Chassis Systems	$2,063	$1,840	$6,306	$4,849
Occupant Safety Systems	785	761	2,567	2,045
Electronics	189	157	578	409
Automotive Components	389	350	1,219	927

Total sales to external customers	$3,426	$3,108	$10,670	$8,230

Intersegment sales:
Chassis Systems	$14	$11	$37	$26
Occupant Safety Systems	10	9	31	22
Electronics	92	75	273	199
Automotive Components	18	7	46	20

Total intersegment sales	$134	$102	$387	$267

Total segment sales:
Chassis Systems	$2,077	$1,851	$6,343	$4,875
Occupant Safety Systems	795	770	2,598	2,067
Electronics	281	232	851	608
Automotive Components	407	357	1,265	947

Total segment sales	$3,560	$3,210	$11,057	$8,497

Earnings (losses) before taxes:
Chassis Systems	$153	$101	$477	$97
Occupant Safety Systems	78	49	277	48
Electronics	32	15	107	19
Automotive Components	14	(4)	61	(62)

Segment earnings (losses) before taxes	277	161	922	102
Corporate expense and other	(10)	(21)	(35)	(46)
Financing costs	(39)	(55)	(125)	(139)
Gain (loss) on retirement of debt — net	(1)	(1)	(2)	34
Net earnings attributable to noncontrolling interest, net of tax	9	6	28	13

Earnings (losses) before income taxes	$236	$90	$788	$(36)

See Note 12 for a summary of restructuring and asset impairments by segment.

17.	Contingencies

Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, covering a wide range of matters that arise in the ordinary course of the Company’s business activities with respect to commercial, patent, product liability, environmental and occupational safety and health law matters. In addition, the Company and its subsidiaries are conducting a number of environmental investigations and remedial actions at current and former locations of certain of the Company’s subsidiaries. Along with other companies, certain subsidiaries of the Company have been named potentially responsible parties for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably with respect to the Company or the relevant subsidiary. A reserve estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of Company environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. For Superfund sites where the Company or its subsidiaries and either Chrysler Corporation (“Chrysler”) or General Motors Corporation (“GM”) are both potentially responsible parties, the Company’s costs or liabilities may increase because of the discharge of certain claims in the Chapter 11 bankruptcy proceedings of those companies. The Company is monitoring these situations and adjusting reserves as appropriate.

As of October 1, 2010, the Company had reserves for environmental matters of $55 million. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the Master Purchase Agreement relating to the Acquisition under which Northrop has agreed to indemnify the Company for 50% of any environmental liabilities associated with the operation or ownership of the Company’s automotive business existing at or prior to the Acquisition, subject to certain exceptions. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company’s financial position, results of operations or cash flows of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position, results of operations or cash flows or the possible effect of compliance with environmental requirements imposed in the future.

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

Financial Results

For the three months ended October 1, 2010:

•	Our net sales were $3.4 billion, which represents an increase of 10% from the prior year period. The increase in sales was driven primarily by higher vehicle production volumes (net of price reductions provided to customers), partially offset by the negative effects of foreign currency exchange.

•	Operating income was $269 million as compared to $141 million in the prior year period. The improvement of $128 million resulted primarily from the contribution of higher sales volumes, positive benefits from our restructuring and cost containment actions implemented in 2009 and lower restructuring charges and asset impairments, partially offset by higher commodity prices.

•	Net earnings attributable to TRW were $199 million as compared to net earnings of $56 million in the prior year period. This improvement of $143 million was primarily the result of the significant improvement in operating income and lower interest expense.

For the nine months ended October 1, 2010:

•	Our net sales were $10.7 billion, which represented an increase of 30% from the prior year period. The increase in sales was driven primarily by significantly higher vehicle production volumes in all major geographic regions.

•	Operating income was $891 million as compared to $60 million in the prior year period. The improvement of $831 million resulted primarily from the contribution of higher sales volumes, positive benefits from our ongoing cost reductions as well as our cost containment and restructuring actions implemented in 2009, lower restructuring charges and fixed and intangible asset impairments and favorable foreign currency exchange.

•	Net earnings attributable to TRW were $630 million as compared to net losses of $86 million in the prior year period. This improvement of $716 million was primarily the result of the significant improvement in operating income and, to a lesser extent, lower interest expense, partially offset by increased income tax expense and the non-recurrence of a gain on retirement of debt recognized in the prior year period.

•	We generated positive operating cash flow of $690 million, while capital expenditures were $168 million.

Recent Trends and Conditions

The automotive industry continued to progress through a slow recovery during the third quarter and first nine months of 2010. The primary trends and market conditions impacting our business in 2010 include:

General Economic Conditions:

During the first nine months of 2010, automobile suppliers benefitted from a general improvement in economic conditions and consumer demand (despite the continuing high level of unemployment) and production requirements associated with the replenishment of low vehicle inventory levels. The automotive industry as a whole has experienced a modest recovery over the past several quarters, but remains susceptible to the impacts that consumer income and wealth, housing prices, automobile discount and incentive offers, and perceptions about global and local economic stability have on consumer spending.

Production Levels:

Vehicle production during the first nine months of 2010 continued a positive trend, primarily due to increased consumer demand, fulfillment of vehicle incentive program orders and inventory restocking. Global vehicle production increased sequentially during the first two quarters of 2010 but moderated in the third quarter due to seasonal production shutdowns in Europe and the United States. Those shutdowns, however, did not follow historical patterns as certain customers’ plants continued production during that time, or shut down for a shorter period than normal. Year-to-date vehicle production was substantially higher compared with the same period in the prior year.

In 2009, approximately 58% of our sales originated in Europe. During the first nine months of 2010, vehicle production in this region was stronger than anticipated, primarily as a result of increased exports, continued European automobile scrappage programs during the first half of the year, and the replenishment of inventories. Although the overall trends continue to be positive, uncertainty remains regarding the sustainability of recent production levels as consumer demand may diminish due to concern over general economic conditions.

In 2009, approximately 25% of our sales originated in North America. During the first nine months of 2010, the automobile market in this region also experienced higher production levels compared to the same period in the prior year. This improvement was primarily attributable to increased consumer demand resulting from improved consumer sentiment and pent-up demand for durable goods. The extent of the increased production levels was somewhat suppressed by the continuing high levels of unemployment, concern over the housing market and uncertainty about the stability of financial markets.

In 2009, approximately 17% of our sales originated in regions outside of Europe and North America. During the first nine months of 2010, sales in these regions, primarily China and Brazil, increased considerably as a result of higher production levels primarily driven by increased consumer demand.

Product Mix:

Product mix tends to be influenced by a variety of factors such as governmental scrappage programs and regulations as well as fluctuating gasoline prices. In Europe, for instance, the demand spurred by the various scrappage programs has generally tended to be toward smaller, more fuel efficient vehicles. However, as the scrappage programs expired, pent-up demand for luxury vehicles has begun shifting the product mix toward these larger vehicles. Also, exports of larger luxury vehicles to Asia have been increasing throughout 2010, largely due to the decline in value of the euro. In North America, product mix tends to be more correlated to short-term fluctuations in the price of gasoline, thereby causing production to swing between sport utility vehicles/light trucks and more fuel efficient passenger cars. In general, smaller, more fuel efficient vehicles tend to be less profitable for OEMs and suppliers.

Supply Base:

Many automobile suppliers implemented various forms of operational restructuring actions during 2009 to better align their cost structure with production levels. With those operational actions firmly in place, many of those suppliers took advantage of equity and bond markets in late 2009 to strengthen their financial position. However, even as the industry recovers, concern remains as to whether smaller Tier 2 and Tier 3 suppliers, who were not able to take actions to strengthen their financial position, will be able to arrange working capital financing from traditional sources (e.g., commercial banks) to support the increased production levels. In some cases, financial instability of the Tier 2 and Tier 3 supply base poses a risk of supply disruption to us. We have dedicated resources and systems to closely monitor the viability of our supply base and are constantly evaluating opportunities to mitigate the risk and/or effects of any supplier disruption.

Inflation and Pricing Pressure:

Overall commodity volatility (both inflationary and deflationary) is an ongoing concern for our business and has been a considerable operational and financial focus for us. During the first nine months of 2010, our operating results were negatively impacted by the increasing cost of certain commodities essential to our business. Further, as production levels rise, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in such costs. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.

Additionally, pressure from our customers to reduce prices is characteristic of the automotive supply industry. Virtually all OEMs have policies of seeking price reductions each year. Given increased production and demand, this pressure has been heightened in 2010. Historically, we have taken steps to reduce costs and minimize or resist price reductions. However, to the extent our cost reductions are not sufficient to support committed price reductions, our profit margins could be negatively affected.

Foreign Currencies:

During the first nine months of 2010, we experienced a positive impact on our reported earnings in U.S. dollars resulting from our hedging activities, which more than offset the decline in the translation of results denominated in other currencies, mainly the euro. Additionally, operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies. While we employ financial instruments to hedge certain exposures to fluctuations in foreign currency exchange rates, these hedging actions will not entirely insulate us from currency effects and such programs may not always be available to us at economically reasonable costs.

Strategic Initiatives

On an ongoing basis, we evaluate our competitive position in the global automotive supply industry and determine what actions are required to maintain and improve that position. The significant changes in the global automotive industry over the past two years (such as significant fluctuations in demand and production, shifts in product mix and industry-wide financial distress) caused us to reevaluate and reconfigure our business to establish a more appropriate cost and capital structure relative to anticipated production levels.

Throughout 2009 and into 2010, we have undertaken a number of operational and financial restructuring and cost reduction initiatives as we managed through the recent economic downturn and gradual recovery. Our ongoing initiatives are focused on managing costs during periods of increasing production levels, maintaining discipline on capital expenditures and other discretionary spending and reducing debt.

Although we believe that we have established a firm foundation for continued profitability, we continue to evaluate our global footprint to ensure that the Company is properly configured and sized based on changing market conditions. As such, further plant rationalization and global workforce reduction efforts may be warranted.

Our Debt and Capital Structure

We continue to focus on improving the strength and flexibility of our capital structure. During the nine month period of 2010, we optionally repaid in full the outstanding Term Loan B-3 balance of $175 million and optionally repaid $75 million of our outstanding Term Loan A-2 with cash on hand.

Subsequent to the end of the third quarter of 2010, on November 1, 2010 we gave notice to optionally repay the remaining $149 million Term Loan A-2 outstanding balance, with payment expected to occur on November 4, 2010.

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

Income Tax Expense

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The Company continues to maintain a valuation allowance related to the net deferred tax assets in the United States and various foreign jurisdictions.

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

RESULTS OF OPERATIONS

The following unaudited consolidated statements of operations compare the results of operations for the periods presented as follows:

Total Company Results of Operations

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	October 1,	October 2,
	2010	2009	Variance
	(Dollars in millions)

Sales	$3,426	$3,108	$318
Cost of sales	3,039	2,807	232

Gross profit	387	301	86
Administrative and selling expenses	120	131	(11)
Amortization of intangible assets	5	5	—
Restructuring charges and fixed asset impairments	—	24	(24)
Other (income) expense — net	(7)	—	(7)

	Three Months Ended
	October 1,	October 2,
	2010	2009	Variance
	(Dollars in millions)

Operating income (losses)	269	141	128
Interest expense — net	39	55	(16)
(Gain) loss on retirement of debt — net	1	1	—
Equity in (earnings) losses of affiliates, net of tax	(7)	(5)	(2)

Earnings (losses) before income taxes	236	90	146
Income tax expense (benefit)	28	28	—

Net earnings (losses)	208	62	146
Less: Net earnings attributable to noncontrolling interest, net of tax	9	6	3

Net earnings (losses) attributable to TRW	$199	$56	$143

Comparison of the Three Months Ended October 1, 2010 to the Three Months Ended October 2, 2009

Sales increased by $318 million for the three months ended October 1, 2010 as compared to the three months ended October 2, 2009. The increase in sales was driven primarily by favorable volume (net of price reductions provided to customers) of $431 million, which is mainly attributable to increased vehicle production volumes in the North American, Asia-Pacific and South American geographic regions. Foreign currency exchange had a net unfavorable impact on sales of $113 million.

Gross profit increased by $86 million for the three months ended October 1, 2010 as compared to the three months ended October 2, 2009. The increase was driven primarily by increased volume (net of adverse mix) of $103 million and the reversal of accruals related to litigation matters of $12 million. Partially offsetting these favorable items were price reductions and higher inflation (net of cost reductions) and the non-recurrence of favorable customer settlements that occurred in the prior period, which totaled $13 million. Additionally, increased warranty expense and unfavorable foreign currency exchange, totaling $8 million, and higher pension and postretirement benefit expense of $7 million negatively impacted gross profit. Gross profit as a percentage of sales for the three months ended October 1, 2010 was 11.3% compared to 9.7% for the three months ended October 2, 2009.

Administrative and selling expenses decreased by $11 million for the three months ended October 1, 2010 as compared to the three months ended October 2, 2009. This improvement was driven primarily by favorable adjustments resulting in lower insurance and environmental expenses of $8 million and favorable foreign currency exchange of $3 million. Administrative and selling expenses as a percentage of sales were 3.5% for the three months ended October 1, 2010, as compared to 4.2% for the three months ended October 2, 2009.

Restructuring charges and fixed asset impairments net to zero for the three months ended October 1, 2010 as compared to $24 million for the three months ended October 2, 2009. This decrease was driven by lower severance-related postemployment benefits of $22 million and reduced fixed asset impairments of $2 million.

Other (income) expense — net improved by $7 million for the three months ended October 1, 2010 as compared to the three months ended October 2, 2009. The improvement was primarily due to favorable foreign currency exchange of $4 million.

Interest expense — net decreased by $16 million for the three months ended October 1, 2010 as compared to the three months ended October 2, 2009, as a result of lower overall debt levels and lower interest rates on variable rate debt.

(Gain) loss on retirement of debt — net was a loss of $1 million for the three months ended October 1, 2010 and the three months ended October 2, 2009. During the third quarter of 2010, we recognized a loss on retirement of debt of $1 million, including the write-off of deferred financing fees, discounts and premiums, related to the repurchase of portions of our senior unsecured notes. During the third quarter of 2009, we recognized a loss on retirement of debt of $1 million as a result of the write-off of a portion of deferred financing fees related to the repayment of term loan A-1 and term loan B-1 borrowings.

Equity in (earnings) losses of affiliates, net of tax improved by $2 million for the three months ended October 1, 2010 as compared to the three months ended October 2, 2009. This was driven primarily by improved economic conditions, and as a result, a higher level of earnings from affiliates in Asia.

Income tax expense for the three months ended October 1, 2010 was $28 million on pre-tax earnings of $236 million as compared to an income tax expense of $28 million on pre-tax earnings of $90 million for the three months ended October 2, 2009. The tax expense for the three months ended October 1, 2010 is net of tax benefits of $11 million relating to favorable resolutions of various tax matters in foreign jurisdictions. The income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which pre-tax earnings or losses do not result in the recognition of a corresponding income tax expense or benefit, as well as favorable foreign tax rates, holidays, and credits.

Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended
	October 1,	October 2,
	2010	2009	Variance
	(Dollars in millions)

Sales	$10,670	$8,230	$2,440
Cost of sales	9,415	7,699	1,716

Gross profit	1,255	531	724
Administrative and selling expenses	375	355	20
Amortization of intangible assets	16	16	—
Restructuring charges and fixed asset impairments	10	74	(64)
Intangible asset impairments	—	30	(30)
Other (income) expense — net	(37)	(4)	(33)

Operating income (losses)	891	60	831
Interest expense — net	125	139	(14)
(Gain) loss on retirement of debt — net	2	(34)	36
Equity in (earnings) losses of affiliates, net of tax	(24)	(9)	(15)

Earnings (losses) before income taxes	788	(36)	824
Income tax expense (benefit)	130	37	93

Net earnings (losses)	658	(73)	731
Less: Net earnings attributable to noncontrolling interest, net of tax	28	13	15

Net earnings (losses) attributable to TRW	$630	$(86)	$716

Comparison of the Nine Months Ended October 1, 2010 to the Nine Months Ended October 2, 2009

Sales increased by $2,440 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009. The increase in sales was driven primarily by favorable volume (net of price reductions given to customers) of $2,424 million due to increased vehicle production in all major geographic regions. Foreign exchange also had a $16 million favorable impact on sales.

Gross profit increased by $724 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009. The increase was driven primarily by increased volume (net of adverse mix) of $601 million and cost reductions (partially offset by inflation and price reductions provided to customers) of $115 million. Also contributing to the increase in gross profit were positive effects of foreign currency exchange of

$50 million. Partially offsetting these favorable items were higher pension and postretirement benefit expense of $16 million, the non-recurrence of favorable contractual settlements in the prior period related to certain customer arrangements of $13 million, increased warranty expense of $7 million, and the non-recurrence of the reversal of accruals in the prior period related to certain benefit programs at several of our European facilities of $6 million. Gross profit as a percentage of sales for the nine months ended October 1, 2010 was 11.8% compared to 6.5% for the nine months ended October 2, 2009.

Administrative and selling expenses increased by $20 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009. This increase was driven primarily by increased insurance expense, inflation and other costs in excess of cost reductions, together which net to $21 million, partially offset by a favorable impact of foreign currency of $1 million. Administrative and selling expenses as a percentage of sales were 3.5% for the nine months ended October 1, 2010, as compared to 4.3% for the nine months ended October 2, 2009.

Restructuring charges and fixed asset impairments decreased by $64 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009. This was primarily driven by lower severance-related postemployment benefits of $32 million, decreases in severance, retention and outplacement services of $21 million and reduced fixed asset impairments of $7 million. Also contributing to the decrease was a gain on the sale of a property in the amount of $4 million realized in the second quarter of 2010 related to a closed North American braking facility, which was previously impaired as part of a 2008 restructuring action.

Intangible asset impairments were $30 million for the nine months ended October 2, 2009. During the first quarter of 2009, due to the negative economic and industry conditions, impairment charges of $30 million were recorded as a result of testing the recoverability of our trademark intangible assets.

Other (income) expense — net improved by $33 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009. The improvement was primarily due to favorable foreign currency exchange of $21 million, a favorable variance in the marking-to-market of forward electricity purchase contracts of $16 million, and a decline in the provision for bad debts of $7 million. These improvements were partially offset by a decrease in royalty and grant income of $6 million.

Interest expense — net decreased by $14 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009, primarily as a result of lower overall debt levels, partially offset by higher interest rates on variable rate debt due to higher applicable margins under our current credit agreement.

(Gain) loss on retirement of debt — net was a loss of $2 million for the nine months ended October 1, 2010, as compared to a gain of $34 million for the nine months ended October 2, 2009. During the nine months ended October 2, 2010 we recognized a loss on retirement of debt of $2 million primarily related to the write-off of debt issuance costs in conjunction with the optional repayments on our term loans. During the nine months ended October 2, 2009, we recognized a gain on retirement of debt of $41 million related to our repurchase of senior notes, including the write-off of a portion of debt issuance costs and premiums, offset by $6 million of losses related to the Company’s amendment of the credit agreement governing its senior secured credit facilities and a $1 million loss as a result of the write-off of a portion of deferred financing fees related to the repayment of term loan A-1 and term loan B-1 borrowings.

Equity in (earnings) losses of affiliates, net of tax improved by $15 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009. This was driven primarily by improved economic conditions, and as a result, a higher level of earnings from affiliates in Asia.

Income tax expense for the nine months ended October 1, 2010 was $130 million on pre-tax earnings of $788 million as compared to an income tax expense of $37 million on pre-tax losses of $36 million for the nine months ended October 2, 2009. The tax expense for the nine months ended October 1, 2010 is net of tax benefits of $21 million relating to favorable resolutions of various tax matters in foreign jurisdictions while the tax expense for the nine months ended October 2, 2009 includes tax expense of $13 million that was recorded in establishing a valuation allowance against the net deferred tax assets of certain subsidiaries. The income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which pre-tax earnings or losses do not result in the recognition of a corresponding income tax expense or benefit, as well as favorable foreign tax rates, holidays, and credits.

Segment Results of Operations

Sales, Including Intersegment Sales

	Three Months Ended			Nine Months Ended
	October 1,	October 2,		October 1,	October 2,
	2010	2009	Variance	2010	2009	Variance
	(Dollars in millions)

Chassis Systems	$2,077	$1,851	$226	$6,343	$4,875	$1,468
Occupant Safety Systems	795	770	25	2,598	2,067	531
Electronics	281	232	49	851	608	243
Automotive Components	407	357	50	1,265	947	318
Intersegment eliminations	(134)	(102)	(32)	(387)	(267)	(120)

Total sales	$3,426	$3,108	$318	$10,670	$8,230	$2,440

Earnings (Losses) Before Taxes

	Three Months Ended			Nine Months Ended
	October 1,	October 2,		October 1,	October 2,
	2010	2009	Variance	2010	2009	Variance
	(Dollars in millions)

Chassis Systems	$153	$101	$52	$477	$97	$380
Occupant Safety Systems	78	49	29	277	48	229
Electronics	32	15	17	107	19	88
Automotive Components	14	(4)	18	61	(62)	123

Segment earnings (losses) before taxes	$277	$161	$116	$922	$102	$820
Corporate expense and other	(10)	(21)	11	(35)	(46)	11
Financing costs	(39)	(55)	16	(125)	(139)	14
Gain (loss) on retirement of debt — net	(1)	(1)	—	(2)	34	(36)
Net earnings attributable to noncontrolling interest, net of tax	9	6	3	28	13	15

Earnings (losses) before income taxes	$236	$90	$146	$788	$(36)	$824

Restructuring Charges and Asset Impairments Included in Earnings (Losses) Before Taxes

	Three Months Ended			Nine Months Ended
	October 1,	October 2,		October 1,	October 2,
	2010	2009	Variance	2010	2009	Variance
	(Dollars in millions)

Chassis Systems	$1	$12	$(11)	$2	$33	$(31)
Occupant Safety Systems	(1)	6	(7)	8	17	(9)
Electronics	—	—	—	(1)	4	(5)
Automotive Components	—	6	(6)	1	19	(18)
Corporate	—	—	—	—	31	(31)

Total restructuring charges and asset impairments	$—	$24	$(24)	$10	$104	$(94)

Chassis Systems

Comparison of the three months ended October 1, 2010 and October 2, 2009:

Sales, including intersegment sales increased by $226 million for the three months ended October 1, 2010 as compared to the three months ended October 2, 2009. This increase was driven primarily by favorable volume (net of price reductions provided to customers) of $271 million, which is mainly due to increased vehicle production volumes in the North American, South American, and Asia-Pacific geographic regions. Foreign currency exchange had an unfavorable impact on sales of $46 million.

Earnings before taxes increased by $52 million for the three months ended October 1, 2010 as compared to the three months ended October 2, 2009. This increase was driven primarily by higher volume and favorable mix of $57 million, the reversal of accruals related to certain litigation matters of $12 million, lower restructuring and impairment costs of $11 million, and favorable impact of foreign currency exchange of $2 million. Partially offsetting these favorable items were price reductions provided to customers and higher engineering costs, which totaled $24 million, and the non-recurrence of a favorable customer settlement in the prior period of $5 million.

Restructuring charges and asset impairments decreased by $11 million for the three months ended October 1, 2010 as compared to the three months ended October 2, 2009. This was driven by decreases in employee-related restructuring actions of $9 million and reduced fixed asset impairments of $2 million.

Comparison of the nine months ended October 1, 2010 and October 2, 2009:

Sales, including intersegment sales increased by $1,468 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009. This increase was driven primarily by an increase in volume (net of price reductions provided to customers) of $1,417 million. Foreign currency exchange also had a $50 million favorable impact on sales.

Earnings before taxes increased by $380 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009. This increase was driven primarily by higher volume (net of adverse mix) of $293 million, cost reductions (in excess of inflation and price reductions provided to customers) of $40 million, favorable foreign currency exchange of $32 million and lower restructuring and impairment costs of $31 million. Partially offsetting these favorable items were the non-recurrence of various favorable customer related settlements of $18 million.

Restructuring charges and asset impairments decreased by $31 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009. This was primarily driven by lower severance-related postemployment benefits of $14 million, decreases in severance, retention and outplacement services at various production facilities of $8 million and reduced fixed asset impairments of $5 million. Also contributing to the decrease was a gain on the sale of a property in the amount of $4 million realized in the second quarter of 2010 related to a closed North American braking facility, which was previously impaired as part of a 2008 restructuring action.

Occupant Safety Systems

Comparison of the three months ended October 1, 2010 and October 2, 2009:

Sales, including intersegment sales increased by $25 million for the three months ended October 1, 2010 as compared to the three months ended October 2, 2009. This increase was driven primarily by higher volume (net of price reductions provided to customers) of $78 million, partially offset by unfavorable foreign currency exchange of $53 million.

Earnings before taxes increased by $29 million for the three months ended October 1, 2010 as compared to the three months ended October 2, 2009. This increase was driven primarily by higher volume (net of adverse mix) of $18 million, cost reductions (in excess of inflation and price reductions provided to customers) of $15 million, and lower restructuring and impairment costs of $7 million. Partially offsetting these favorable items were higher warranty costs of $5 million and unfavorable impact of foreign currency exchange of $6 million.

Restructuring charges and asset impairments decreased by $7 million for the three months ended October 1, 2010 as compared to the three months ended October 2, 2009. This was driven by lower severance-related postemployment benefits of $7 million.

Comparison of the nine months ended October 1, 2010 and October 2, 2009:

Sales, including intersegment sales increased by $531 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009. This increase was driven primarily by an increase in volume (net of price reductions provided to customers) of $582 million, partially offset by unfavorable foreign currency exchange of $51 million.

Earnings before taxes increased by $229 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009. This increase was driven primarily by higher volume (net of adverse mix) of $156 million, cost reductions (in excess of inflation and price reductions provided to customers) of $65 million, favorable foreign currency exchange of $15 million and lower restructuring and impairment costs of $9 million. Partially offsetting these favorable items were the non-recurrence of favorable patent resolutions in the prior period of $6 million, the non-recurrence of accrual reversals in the prior period related to certain benefit programs at several of our European facilities of $5 million and higher warranty costs of $5 million.

Restructuring charges and asset impairments decreased by $9 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009. This was primarily driven by lower severance-related postemployment benefits of $6 million and a decrease in severance, retention and outplacement services of $4 million partially offset by higher fixed asset impairments of $1 million.

Electronics

Comparison of the three months ended October 1, 2010 and October 2, 2009:

Sales, including intersegment sales increased by $49 million for the three months ended October 1, 2010 as compared to the three months ended October 2, 2009. This increase was driven by favorable volume (net of price reductions provided to customers) of $54 million, partially offset by unfavorable foreign currency exchange of $5 million.

Earnings before taxes increased by $17 million for the three months ended October 1, 2010 as compared to the three months ended October 2, 2009. This increase was driven primarily by higher volume (net of adverse mix) of $14 million and favorable foreign currency exchange of $4 million. The unfavorable impact of price reductions provided to customers was offset by the benefits of cost reductions.

Comparison of the nine months ended October 1, 2010 and October 2, 2009:

Sales, including intersegment sales increased by $243 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009. This increase was driven primarily by an increase in volume (net of price reductions provided to customers) of $236 million along with favorable foreign currency exchange of $7 million.

Earnings before taxes increased by $88 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009. This increase was driven primarily by higher volume (net of adverse mix) of $69 million, favorable foreign currency exchange of $15 million, and lower restructuring and impairment costs of $5 million. The unfavorable impact of price reductions provided to customers was offset by the benefits of cost reductions.

Restructuring charges and asset impairments decreased by $5 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009. This was driven by a decrease in severance, retention and outplacement services of $4 million and lower severance-related postemployment benefits of $1 million.

Automotive Components

Comparison of the three months ended October 1, 2010 and October 2, 2009:

Sales, including intersegment sales increased by $50 million for the three months ended October 1, 2010 as compared to the three months ended October 2, 2009. This increase was driven primarily by an increase in volume (net of price reductions provided to customers) of $64 million, partially offset by unfavorable foreign currency exchange of $13 million.

Earnings before taxes increased by $18 million for the three months ended October 1, 2010 as compared to the three months ended October 2, 2009. This increase was primarily driven by higher volume (net of adverse mix) of $14 million, lower restructuring and impairment costs of $6 million, and favorable foreign currency exchange of $3 million. Partially offsetting these favorable items were price reductions provided to customers and inflation (in excess of cost reductions), which totaled $5 million.

Restructuring charges and asset impairments decreased by $6 million for the three months ended October 1, 2010 as compared to the three months ended October 2, 2009. This was driven by decreases in severance-related postemployment benefits of $5 million and lower severance, retention and outplacement services of $1 million.

Comparison of the nine months ended October 1, 2010 and October 2, 2009:

Sales, including intersegment sales increased by $318 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009. This increase was primarily driven by an increase in volume (net of price reductions provided to customers) of $313 million and favorable foreign currency exchange of $6 million.

Earnings before taxes increased by $123 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009. This increase was driven primarily by higher volume (net of adverse mix) of $82 million, lower restructuring and impairment costs of $18 million, favorable foreign currency exchange of $13 million, and cost reductions (in excess of inflation, price reductions provided to customers and other cost adjustments) of $10 million.

Restructuring charges and asset impairments decreased by $18 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009. This was driven by decreases in severance-related postemployment benefits of $11 million, lower severance, retention and outplacement services of $4 million, and reduced fixed asset impairments of $3 million.

LIQUIDITY AND CAPITAL RESOURCES

While we continue to have a high amount of debt, we believe that funds generated from operations and available borrowing capacity will be adequate to fund our liquidity requirements. These requirements, which are significant, generally consist of working capital requirements, company-sponsored research and development programs, capital expenditures, contributions for pensions and postretirement benefits other than pensions, and debt service requirements. In addition, our current financing plans are intended to provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, industry specific, financial market, competitive, legislative and regulatory factors.

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

Cash Flows

Operating Activities.  Cash provided by operating activities for the nine months ended October 1, 2010, was $690 million, as compared to $57 million used in operating activities for the nine months ended October 2, 2009. The improvement to cash provided by operating activities is primarily the result of the following factors:

•	Our improved results of operations during the first nine months of 2010, as compared to the first nine months of 2009, primarily resulting from increased sales globally.

•	Restructuring payments of $13 million in the nine months of 2010 compared to $44 million in the nine months of 2009. Additionally, other severance-related payments of $13 million in the nine months of 2010 compared to $9 million in the nine months of 2009.

•	Working capital requirements decreased $46 million, from a cash outflow of $409 million in the nine months of 2009 compared to a cash outflow of $363 million in the nine months of 2010.

Investing Activities.  Cash used in investing activities for the nine months ended October 1, 2010 was $162 million as compared to $118 million for the nine months ended October 2, 2009. For the nine months ended October 1, 2010 and October 2, 2009, we spent $168 million and $121 million, respectively, in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $325 million for such capital expenditures during 2010.

Financing Activities.  Cash used in financing activities was $224 million for the nine months ended October 1, 2010 as compared to $130 million of cash used in financing activities for the nine months ended October 2, 2009. During the nine months ended October 1, 2010, in addition to the $1 million mandatory amortization payment on our Term Loan A-2, we optionally repaid in full the outstanding Term Loan B-3 balance of $175 million and optionally repaid $75 million of our outstanding Term Loan A-2, with cash on hand.

During the nine months ended October 2, 2009, we received approximately $269 million of net proceeds from the issuance of common stock, of which approximately $87 million was used to reduce our long-term debt and approximately $182 million was used to reduce outstanding borrowings on our revolving credit facility. In addition, we repurchased $57 million in principal amount of our senior notes, made net cash repayments of $21 million on our Revolving Credit Facility, and made net cash payments of $41 million on short-term debt during the nine months of 2009.

Other Sources of Liquidity

Liquidity Facilities.  We may draw down on, and use proceeds from, our revolving credit facility and our European factoring facility (collectively, the “Liquidity Facilities”) to fund normal working capital needs from month to month in conjunction with available cash on hand. As of October 1, 2010, we had approximately $1.2 billion of availability under our revolving credit facility, which is part of our senior secured credit facilities described below. This availability reflects no outstanding borrowings and reduced availability as a result of $39 million in outstanding letters of credit and bank guarantees and a $48 million unfunded commitment of Lehman Commercial Paper Inc. (“LCP”) under the revolving credit facility. The Company has excluded LCP’s commitment from the description of the revolving credit facility and all references to availability contained in this Report.

We, through one of our European subsidiaries, have a receivables factoring arrangement in Italy that is renewable annually, if not terminated. This €40 million program, which allows for funding of up to €36 million, was renewed in March 2010. As of October 1, 2010, the Company did not have any factored receivables under the program.

Under normal working capital utilization of liquidity, portions of the amounts drawn under the Liquidity Facilities typically are paid back throughout the month as cash from customers is received. We could then draw upon such facilities again for working capital purposes in the same or succeeding months. However, during any given month, upon examination of economic and industry conditions, we may fully draw our Liquidity Facilities.

On October 1, 2010, our subsidiaries in the Asia Pacific region also had various uncommitted credit facilities totaling approximately $200 million, of which $183 million was available after borrowings of $17 million. We expect that these additional facilities will be drawn from time to time for normal working capital purposes.

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

During the first nine months of 2010, we optionally repaid in full the outstanding Term Loan B-3 balance of $175 million and optionally repaid $75 million of our outstanding Term Loan A-2 with cash on hand.

Subsequent to the end of the third quarter of 2010, on November 1, 2010 we gave notice to optionally repay the remaining $149 million Term Loan A-2 outstanding balance, with payment expected to occur on November 4, 2010.

Our Seventh Credit Agreement contains a number of covenants, including financial covenants that would impact our ability to borrow on the facility if not met and restrictive covenants that, among other things, restrict the ability to incur additional indebtedness and the payment of cash dividends on the Company’s common stock. As of October 1, 2010, we were in compliance with all of our financial covenants. Such covenants are described in more detail in Note 14 to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the first nine months of 2010.

Pensions.  Changes in actuarial assumptions due to fluctuations in global bond markets may result in larger net obligations as of our next measurement date, which is December 31, 2010.

OUTLOOK

For the full year 2010, we expect revenue to be approximately $14.1 billion, including fourth quarter sales of approximately $3.4 billion. These sales figures are based on expected 2010 production levels of 11.8 million units in North America and 18.0 million units in Europe, and our expectations for foreign currency exchange rates.

During the first nine months of 2010, vehicle production remained robust. North America has experienced a slow and steady increase in production from 2009, which is expected to moderately increase in the near-term. In Europe, production levels were significantly higher compared with the first nine months of 2009. However, production levels are expected to stabilize in the near-term as exports continue to offset lower consumer demand. Despite the various challenges that the industry faces (such as fluctuating production levels and commodity prices), we are confident that we will manage through them successfully. We continue to expect that full recovery of the automotive industry will be a long and gradual process.

Growth in developing markets, such as China and Brazil, continued to progress through the first nine months of 2010. We expect this trend to continue into 2011. Establishing the appropriate levels of capital investment to support expansion in these areas will become increasingly important as these regions become a more substantial portion of our business.

We believe that our liquidity, continued focus on controlling costs, leading technology portfolio and our business prospects, particularly in developing markets, driven by the continued focus on safety in vehicles, provide a firm foundation for continued profitability.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 under “Item 1A. Risk Factors” including: any shortage of supplies adversely affecting us; commodity inflationary pressures adversely affecting our profitability or supply base; disruptions in the financial markets adversely impacting the availability and cost of credit negatively affecting our business; any further material contraction in automotive sales and production adversely affecting our results, liquidity or the viability of our supply base; pricing pressures from our customers adversely affecting our profitability; the loss of any of our largest customers materially adversely affecting us; costs of product liability, warranty and recall claims and efforts by customers to adversely alter contract terms and conditions concerning warranty and recall participation; costs or liabilities relating to environmental, health and safety regulations; strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations impacting our results; any increase in the expense of our pension and other postretirement benefits or the funding requirements of our pension plans; any impairment of a significant amount of our goodwill or other intangible assets; risks associated with non-U.S. operations, including foreign exchange risks and economic and political uncertainty in some regions; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers; volatility in our annual effective tax rate resulting from a change in earnings mix or other factors; assertions by or against us relating to intellectual property rights; the possibility that our largest stockholder’s interests will conflict with our or our other stockholders’ interests; and other risks and uncertainties set forth in our Annual Report on Form 10-K, in “— Executive Overview” above and in our other filings with the Securities and Exchange Commission.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of October 1, 2010, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the specified time periods.

Changes in Internal Control over Financial Reporting.  There was no change in the Company’s internal controls over financial reporting that occurred during the third fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 3, 2010

By:	/s/ Joseph S. Cantie
Joseph S. Cantie
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)