Form 10-K
period 2010-12-31
TRW AUTOMOTIVE HOLDINGS CORP
filed 2011-02-17
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 2, 2010, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $2.2 billion based on the closing sale price of the registrant’s Common Stock as reported on the New York Stock Exchange on that date. As of February 9, 2011, the number of shares outstanding of the registrant’s Common Stock was 122,540,732.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2011 Annual Meeting of the Stockholders, to be filed within 120 days of December 31, 2010, are incorporated by reference into Part III, Items 10-14.

TRW Automotive Holdings Corp.

Index

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	16
Item 3.	Legal Proceedings	17
Item 4.	(Removed and reserved)	17
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 8.	Financial Statements and Supplementary Data	42
	Reports of Independent Registered Public Accounting Firm	89
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	91
Item 9A.	Control and Procedures	91
Item 9B.	Other Information	91
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	91
Item 11.	Executive Compensation	91
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	91
Item 13.	Certain Relationships and Related Transactions, and Director Independence	91
Item 14.	Principal Accounting Fees and Services	91
PART IV
Item 15.	Exhibits, Financial Statement Schedules	93
Signatures		100
EX-10.13.D
EX-10.13.G
EX-10.17
EX-10.19
EX-10.24.F
EX-10.24.L
EX-21.1
EX-23.1
EX-31.A
EX-31.B
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.	Business

The Company

TRW Automotive Holdings Corp. (together with its subsidiaries, “we,” “our,” “us,” “TRW Automotive” or the “Company”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and related aftermarkets. We conduct substantially all of our operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily airbags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). We operate our business along four segments: Chassis Systems, Occupant Safety Systems, Electronics and Automotive Components. We are primarily a “Tier 1” original equipment supplier, with approximately 85% of our end-customer sales in 2010 made to major OEMs. Of our 2010 sales, approximately 51% were in Europe, 30% were in North America, 14% were in Asia, and 5% were in the rest of the world.

History.  The Company is a Delaware corporation formed in 2002; however, its business history stretches back to the turn of the twentieth century to a company that eventually became Thompson Products, Inc. which invented the two piece engine valve. In 1958, the Ramo-Wooldridge Corporation merged into Thompson Products, Inc. and after a period of time, the Company’s name was shortened to TRW Inc. In 1999, TRW Inc. completed its acquisition of LucasVarity plc that significantly expanded its automotive product offerings and positioned the company as a major supplier of both active and passive safety systems products. In 2002, TRW Inc. was acquired by Northrop Grumman Corporation (“Northrop”) and in February 2003, Northrop sold the former TRW Inc.’s automotive operations to an indirect wholly-owned subsidiary of the Company. In 2004, the Company completed an initial public offering and its common stock is traded on the New York Stock Exchange under the ticker symbol TRW.

Business Developments and Industry Trends

References in this Annual Report on Form 10-K (this “Report”) to our being a leading supplier and other similar statements as to our relative market position are based principally on calculations we have made. These calculations are based on information we have collected, including company and industry sales data obtained from internal and available external sources, as well as our estimates. In addition to such quantitative data, our statements are based on other competitive factors such as our technological capabilities, the breadth of our product offerings, our research and development efforts and innovations and the quality of our products and services, in each case relative to that of our competitors in the markets we address.

The statements regarding industry outlook, trends, the future development of certain automotive systems and other non-historical statements contained in this section are forward-looking statements as that term is defined by the federal securities laws.

Business Development and Strategy.  We have become a leader in the global automotive supply industry by capitalizing on the strength of our products, technological capabilities and systems integration skills. Notwithstanding the economic downturn experienced in 2008 and 2009, over the last decade, we have experienced sales growth in many of our product lines due to an increasing focus by both governments and consumers on safety and fuel efficiency. We believe that such focus is continuing as evidenced by ongoing regulatory activities and uncertainty over fluctuating fuel costs as well as advances in the electrification of vehicles. We believe that this will help drive growth in the most recent generation of our advanced safety and fuel efficient products. Such advanced products include vehicle stability control systems, brake controls for regenerative brake systems, electric park brake and electrically assisted power steering systems, curtain and side airbags, occupant sensing systems, front and side crash sensors, vehicle rollover sensors, and tire pressure monitoring systems, active cruise control systems and lane keeping/lane departure warning systems.

Throughout our long history as a leading supplier to major OEMs, we have focused on products for which we have a technological advantage. We have extensive technical experience in a focused range of safety-related product lines and strong systems integration skills. These traits enable us to provide comprehensive, systems-based solutions for our OEM customers. We have a broad and established global presence and sell to major OEMs across the world’s major vehicle producing regions, including the expanding Chinese and Brazilian markets. We believe our business diversification mitigates our exposure to the risks of any one geographic economy, product line or major customer concentration. It also enables us to extend our portfolio of products and new technologies across our customer base and geographic regions, and provides us the necessary scale to optimize our cost structure.

The Automotive Industry Climate.  After several years of relative stability, the global economic downturn that began in the second half of 2008 had a significant negative impact on the automotive industry. After struggling through several months of significant distress, during the second quarter of 2009, the automotive industry began a slow recovery that continued through 2010. While industry conditions have improved, they remain below those experienced prior to the start of the economic downturn. The primary trends and conditions impacting our business in 2010, many of which we expect to continue in the near term, include:

General Economic Conditions:

•	Overall, the automotive industry experienced a modest recovery due to a general improvement in economic conditions and consumer demand.

Production Levels:

•	Global vehicle production continued a positive trend and was substantially higher compared with 2009. However, production levels in 2010 were still below levels experienced prior to the start of the economic downturn in 2008.

•	In Europe, vehicle production was higher than anticipated, largely due to increased exports, restocking of depleted inventory levels, and to a lesser degree, the continued European automobile scrappage programs during the first half of the year.

•	In North America, the automobile market experienced significantly higher production levels compared with 2009. This improvement was primarily attributable to increased consumer demand resulting from improved consumer sentiment and pent-up demand for durable goods.

•	Production in other regions, primarily China and Brazil, increased considerably due to increased consumer demand.

Product Mix:

•	Product mix continued to be influenced by a variety of factors. In 2010, Europe experienced an increase in demand for larger luxury vehicles due to pent up demand in the region and demand in Asia, as compared to smaller, more fuel efficient vehicles produced in 2009 as a result of the scrappage programs. In North America, product mix has been more correlated to short-term fluctuations in the price of gasoline.

Supply Base:

•	Automotive suppliers implemented varying levels of operational and financial restructuring actions during 2009 and 2010 with the primary focus on better aligning their cost structures with production levels as well as strengthening their financial positions and liquidity.

•	The economic viability of our Tier 2 and Tier 3 supply base, and their ability to handle increased working capital requirements and potential inflationary pressures associated with rising production, continues to be monitored.

Pricing Pressure and Inflation:

•	Pressure from OEMs to reduce prices continues to impact the automotive supply industry.

•	Commodity pricing volatility continues to be a factor for our business. During 2010, our operating results were negatively impacted by the rising cost of certain commodities essential to our business.

Foreign Currencies:

•	Changes in foreign currency exchange rates continue to affect the relative competitiveness of manufacturing operations in different geographic regions and the relative attractiveness of different geographic markets.

These developments and trends are discussed in more detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, the following are significant characteristics of the automotive and automotive supply industries.

Consumer and Regulatory Focus on Safety:

•	Consumers, and therefore OEMs, are increasingly focused on, and governments are increasingly requiring, improved safety in vehicles. For example:

—	The Alliance of Automobile Manufacturers and the Insurance Institute for Highway Safety announced voluntary performance criteria which encompass a wide range of occupant protection technologies and designs, including enhanced matching of vehicle front structural components and enhanced side-impact protection through the use of features such as side airbags, airbag curtains and revised side-impact structures. By September 2009, all of the vehicles offered in the United States by participating manufacturers were required to meet the front-to-side performance criteria.

—	In November 2008, the National Highway Traffic Safety Administration (“NHTSA”) finalized a rule requiring standard fitment of electronic stability control (“ESC”) on all North American vehicles under 10,000 lbs. gross vehicle weight. The rule included a phase-in plan, with ESC to have been fitted on 55% of new vehicle production by September 2009, 75% to be fitted by September 2010, 95% by September 2011 and on all vehicles thereafter. Similarly, European braking regulations were enacted which require ESC on heavy commercial trucks by 2010 and on all cars sold in Europe by 2012.

—	Over the last few years, automobile safety regulations in Brazil have increased significantly. Brazil’s government is mandating the use of driver and passenger airbags and anti-lock braking systems for all vehicles sold in the Brazilian market by 2014.

•	Advances in technology by us and others have led to a number of innovations in our product portfolio, which will allow us to benefit from the ongoing focus on safety in vehicles. Such innovations include rollover sensing and curtain and side airbag systems, occupant sensing systems, ESC systems and tire pressure monitoring systems.

Consumer and Regulatory Focus on Fuel Efficiency and Greenhouse Gas Emissions:

•	Consumers, and therefore OEMs, are increasingly focused on, and governments are increasingly requiring, improved fuel efficiency and reduced greenhouse gas emissions in vehicles. For example:

—	In 2010, the U.S. Environmental Protection Agency (the “EPA”) and NHTSA jointly approved a rule establishing new standards for model year 2012 through 2016 passenger cars, light-duty trucks and medium-duty passenger vehicles to reduce greenhouse gas emissions and improve fuel economy. These standards require those vehicles to meet a specified average emission level in model year 2016 equivalent to 35.5 miles per gallon, if achieved exclusively through fuel economy improvements. These standards include miles per gallon requirements under NHTSA’s Corporate Average Fuel Economy Standards (“CAFE”) program which was established in 2007.

—	In 2009, the European Parliament and the Council of the European Union adopted regulations to reduce the average CO2 emissions of all new passenger cars sold in Europe by 19% to 130 grams per kilometer by 2015; and in October 2009, the European Commission proposed reduced CO2 emission limits for light trucks and vans of 175 grams per kilometer by 2016, with further reductions that may be required by 2020.

•	The desire to lessen environmental impacts and reduce oil dependence is spurring interest in green technologies and alternative fuels. As such, there is an increased focus on production of hybrid and electric vehicles because of their fuel efficiency, and developing ethanol, hydrogen, natural gas and other clean burning fuel sources for vehicles.

•	Advances in technology by us and others have led to a number of innovations in our product portfolio, which will allow us to benefit from the ongoing focus on fuel efficiency and CO2 emissions. Such innovations include electric and electro-hydraulic power steering systems, brake controls for regenerative braking systems, efficient HVAC control systems and advanced-material/heat-resistant engine valves.

Globalization of Suppliers:

•	To serve multiple markets more cost effectively, many OEMs are manufacturing global vehicle platforms, which typically are designed in one location but are produced and sold in many different geographic markets around the world. Having operations in the geographic markets in which OEMs produce global platforms enables suppliers to meet OEMs’ needs more economically and efficiently. This global coverage is a source of significant competitive advantage for those suppliers who have it.

Increased Electronic Content and Electronics Integration:

•	The electronic content of vehicles has increased in recent years. Consumer and regulatory requirements in Europe and the United States for improved automotive safety and environmental performance, as well as consumer demand for increased vehicle performance and functionality at lower cost, largely drive the increase in electronic content. Electronics integration generally refers to replacing mechanical with electronic components and integration of mechanical and electrical functions within the vehicle. This allows OEMs to achieve a reduction in the weight of vehicles and the number of mechanical parts, resulting in easier assembly, enhanced fuel economy, improved emissions control, increased safety and better vehicle performance. As consumers seek more competitively-priced ride and handling performance, safety, security and convenience options in vehicles, such as electronic stability control, electrically powered steering, active cruise control, airbags, keyless entry and tire pressure monitoring, we believe that electronic content per vehicle will continue to increase.

Emphasis on Speed to Market:

•	As OEMs are under increasing pressure to adjust to changing consumer preferences and to incorporate technological advances, they are shortening product development times. Shorter product development times also generally reduce product development costs. We believe suppliers that are able to deliver new products to OEMs in a timely fashion to accommodate the OEMs’ needs will be well-positioned to succeed in this evolving marketplace.

Competition

The automotive supply industry is extremely competitive. OEMs rigorously evaluate us and other suppliers based on many criteria such as quality, price/cost competitiveness, system and product performance, reliability and timeliness of delivery, new product and technology development capability, excellence and flexibility in operations, degree of global and local presence, effectiveness of customer service and overall management capability. We believe we compete effectively with other leading automotive suppliers on all of these criteria. For example, we follow manufacturing practices designed to improve efficiency and quality, including but not limited to, one-piece-flow machining and assembly, and just-in-time scheduling of our manufacturing plants, all of which enable us to manage inventory so that we can deliver quality components and systems to our customers in the quantities and at the times ordered. Our resulting quality and delivery performance, as measured by our customers, generally meets or exceeds their expectations.

Additionally, due to the recent general economic and automotive industry downturns, we believe OEMs will remain focused on the financial strength and viability of their supply base. We believe that such scrutiny of suppliers may result in further contraction in the supply base and could force combinations of some suppliers. We feel that this will provide us with the opportunity to win additional business.

Within each of our product segments, we face significant competition. Our principal competitors include Advics, Bosch, Continental-Teves, JTEKT and ZF in the Chassis Systems segment; Autoliv and Takata in the Occupant Safety Systems segment; Autoliv, Bosch, Continental-Teves and Nippondenso in the Electronics segment; and Delphi, Eaton, ITW, Kostal, Nifco, Raymond, Tokai Rika and Valeo in the Automotive Components segment.

Sales and Products by Segment

Sales.  The following table provides external sales for each of our segments:

	Years Ended December 31,
	2010		2009		2008
	Sales	%	Sales	%	Sales	%
	(Dollars in millions)

Chassis Systems	$8,524	59.3%	$6,819	58.7%	$8,505	56.7%
Occupant Safety Systems	3,441	23.9%	2,893	24.9%	3,782	25.2%
Electronics	777	5.4%	588	5.1%	871	5.8%
Automotive Components	1,641	11.4%	1,314	11.3%	1,837	12.3%

Total Sales	$14,383	100.0%	$11,614	100.0%	$14,995	100.0%

See “Results of Operations — Segment Results of Operations” under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 to our consolidated financial statements included under Item 8 of this Report for further information on our segments.

Products.  The following tables describe the principal product lines by segment, in order of 2010 sales levels:

Chassis Systems

Product Line	Description

Steering Gears and Systems	Electrically assisted power steering systems (column-drive and rack-drive types), electrically powered hydraulic steering systems, hydraulic power and manual rack and pinion steering gears, hydraulic steering pumps, fully integral commercial steering systems, commercial steering columns and pumps
Foundation Brakes	Front and rear disc brake calipers, drum brake and drum-in-hat parking brake assemblies, rotors, drums, electric park brake systems
Modules	Brake modules, corner modules, pedal box modules, strut modules, front cross-member modules, rear axle modules
Brake Controls	Four-wheel Anti-Lock Braking Systems, electronic vehicle stability control systems, actuation boosters and master cylinders, electronically controlled actuation, brake controls for regenerative brake systems
Linkage and Suspension	Forged steel and aluminum control arms, suspension ball joints, rack and pinion linkage assemblies, conventional linkages, commercial steering linkages and suspension ball joints

Our Chassis Systems segment focuses on the design, manufacture and sale of product lines relating to steering, foundation brakes, modules, brake control, and linkage and suspension. We sell our Chassis Systems products primarily to OEMs and other Tier 1 suppliers. We also sell these products to OEM service organizations and in the independent aftermarket, through a licensee in North America, and to independent distributors in the rest of the world. We believe our Chassis Systems segment is well-positioned to capitalize on growth trends toward (1) increasing active safety systems, particularly in the areas of electric steering, electronic vehicle stability control and other advanced braking systems and integrated vehicle control systems; (2) increasing electronic content per vehicle; (3) integration of active and passive safety systems and (4) improving fuel economy and reducing CO2 emissions.

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

Our Electronics segment focuses on the design, manufacture and sale of electronics components and systems in the areas of safety, Radio Frequency (“RF”), chassis, driver assistance and powertrain. We sell our Electronics products primarily to OEMs and to our Chassis Systems segment (braking and steering applications). We also sell these products to OEM service organizations. We believe our Electronics segment is well-positioned to capitalize on growth trends toward (1) increasing electronic content per vehicle; (2) increasing active safety systems, particularly in the areas of electric steering, electronic vehicle stability control and integrated vehicle control systems; (3) increasing passive safety systems, particularly in the areas of side, curtain and knee airbag systems and active seat belt pretensioning and retractor systems; (4) integration of active and passive safety systems; and (5) improving fuel economy and reducing CO2 emissions.

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

Our Automotive Components segment focuses on the design, manufacture and sale of body controls, engine valves, and engineered fasteners and components. We sell our Automotive Components products primarily to OEMs and other Tier 1 suppliers. We also sell these products to OEM service organizations. In addition, we sell some engine valve and body control products to independent distributors for the automotive aftermarket. We believe our Automotive Components segment is well-positioned to capitalize on growth trends toward (1) multi-valve and more fuel-efficient engines; (2) increasing electronic content per vehicle; and (3) improving fuel economy and reducing CO2 emissions.

Sales by Product Line and Geography

Sales by Product Line.  Our 2010 sales by product line are as follows:

Percentage of
Product Line	Sales

Steering gears and systems	15.5%
Foundation brakes	13.7%
Airbags	12.6%
Modules	11.6%
Aftermarket	8.5%
Seat belts	7.6%
Brake controls	6.9%
Electronics	5.1%
Steering wheels	4.5%
Body controls	4.4%
Engine valves	4.0%
Linkage and suspension	2.9%
Engineered fasteners and components	2.7%

Sales by Geography.  Our 2010 sales by geographic region are as follows:

Percentage of
Geographic Region	Sales

Europe	50.9%
North America	30.4%
Asia	13.7%
Rest of the World	5.0%

See Note 18 to our consolidated financial statements under Item 8 of this Report for additional product sector and geographical information.

Customers

We sell to all the major OEM customers across the world’s major vehicle producing regions. Our long-standing relationships with our customers have enabled us to understand global customers’ needs and business opportunities. We believe that we will continue to be able to compete effectively for our customers’ business because of the high quality of our products, our ongoing cost reduction efforts, our strong global presence, our product and technology innovations, and our financial stability.

Our customers have demonstrated improved financial health and profitability after having implemented significant restructuring and, in some cases, receiving government support during the 2008 and 2009 industry downturn.

Primary end-customer sales (by OEM group) for the years ended December 31, were:

		Percentage of Sales
OEM Group	OEMs	2010	2009

Volkswagen	Volkswagen, Audi, Skoda, Seat, Porsche	19.5%	19.1%
Ford	Ford, Volvo (up to date of sale)	15.6%	15.6%
GM	General Motors, Opel	11.5%	11.1%
All Other		53.4%	54.2%

Percentages stated in the table above reflect the OEM group structure for the respective years presented.

We also sell products to the global aftermarket as replacement parts for current production and older vehicles. For the years ended December 31, 2010 and 2009, our sales to the aftermarket represented approximately 9% and 10% of our total sales, respectively. We sell these products through both OEM service organizations and independent distribution networks.

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

The following table shows our significant unconsolidated joint ventures in which we have a 49% or greater interest that are accounted for under the equity method:

		Our
		Ownership		2010
Country	Name	Percentage	Products	Sales
				(Dollars in millions)

Brazil	SM-Sistemas Modulares Ltda.	50.0%	Brake modules	$18.3
China	Shanghai TRW Automotive Safety Systems Company Ltd.	50.0%	Seat belt systems, airbags and steering wheels	183.2
	CSG TRW Chassis Systems Co., Ltd.	50.0%	Foundation brakes	221.4
India	Brakes India Limited	49.0%	Foundation brakes, actuation brakes, valves and hoses	560.1
	Rane TRW Steering Systems Limited	50.0%	Steering gears, systems and components and seat belt systems	114.4
	TRW Sun Steering Wheels Private Limited	49.0%	Steering wheels and injection molded seats	15.2

Intellectual Property

We own a significant quantity of intellectual property, including a large number of patents, trademarks, copyrights and trade secrets, and are involved in numerous licensing arrangements. Although our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve, no single patent, copyright, trade secret or license, or group of related patents, copyrights, trade secrets or licenses, is, in our opinion, of such value to us that our business would be materially affected by the expiration or termination thereof. However, we view the name TRW Automotive and primary mark “TRW” as material to our business as a whole. We own a number of secondary trade names and trademarks applicable to certain of our businesses and products that we view as important to such businesses and products as well. Our general policy is to apply for patents on an ongoing basis to protect our patentable developments.

Our portfolio of patents and pending patent applications reflects our commitment to invest in technology and covers many aspects of our products and the processes for making those products. In addition, we have developed a substantial body of manufacturing know-how that we believe provides a significant competitive advantage in the marketplace.

We have entered into numerous technology license agreements that either strategically capitalize on our intellectual property rights or provide a conduit for us into third party intellectual property rights useful in our businesses. In many of the agreements, we license technology to our suppliers, joint venture companies and other local manufacturers in support of product production for our customers and us. In other agreements, we license the technology to other companies to obtain royalty income.

Seasonality

Our business is moderately seasonal because our largest North American customers typically halt operations for approximately two weeks in July and one week in December. Additionally, customers in Europe historically shut down vehicle production during portions of August and one week in December. Accordingly, our third and fourth quarter results may reflect these trends.

The normal seasonality of the automotive industry, as described above, was not experienced in 2008 and 2009 due to the reaction of our customers to the economic conditions during those years and the timing of government stimulus programs implemented in Europe and North America in 2009. As a result of the improved economic conditions and vehicle production during 2010, a return to more normal seasonality of the automotive industry was experienced in 2010 and is expected to continue in 2011.

Research, Development and Engineering

We operate a global network of technical centers worldwide where we employ and contract several thousand engineers, researchers, designers, technicians and their supporting functions. This global network allows us to develop active and passive automotive safety technologies while improving existing products and systems. We utilize sophisticated testing and computer simulation equipment, including computer-aided engineering, noise-vibration-harshness, crash sled, math modeling and vehicle simulations. We have advanced engineering and research and development programs for next-generation products in all of our segments. We are disciplined and innovative in our approach to research and development, employing various tools to improve efficiency and reduce cost, such as Six Sigma, “follow-the-sun” (a 24-hour a day engineering program that utilizes our global network) and other e-Engineering programs, and by outsourcing non-core activities.

We believe that continued research, development and engineering activities are critical to maintaining our leadership position in the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers. Company-funded research, development and engineering costs were approximately $669 million, $653 million and $857 million for the years ended December 31, 2010, 2009, and 2008, respectively. Certain vehicle manufacturers have continued their shift away from funding development contracts for new technology.

For research and development expenditures in each of the years ended December 31, 2010, 2009 and 2008, see “— Research and Development” in Note 2 to our consolidated financial statements included in Item 8 of this Report.

Supply Base — Manufactured Components and Raw Materials

We purchase various manufactured components and raw materials for use in our manufacturing processes. The principal components and raw materials we purchase include castings, electronic parts, molded plastic parts, finished subcomponents, fabricated metal, aluminum, steel, resins, textiles, leather and wood. All of these components and raw materials are available from numerous sources. During 2010, we experienced a continued rise in inflationary pressures impacting certain commodities, such as resins and other petroleum-based products, yarns, ferrous metals, base metals, and certain chemicals, as well as aluminum and electronic components. Additionally, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected or their inability to adequately mitigate inflationary, industry, or economic pressures. The overall strain on our supply base may possibly lead to delivery delays, production issues or delivery of non-conforming products by our suppliers. As such, we continue to monitor our vendor base for the best source of supply and work with those vendors and customers to attempt to mitigate the impact of the pressures mentioned above.

Although we have not, in recent years, experienced any significant shortages of manufactured components or raw materials, we normally do not carry inventories of these items in excess of those reasonably required to meet our production and shipping schedules. The possibility of shortages exists, especially in light of the potential increase in working capital demands on our suppliers as production levels increase.

Employees

As of December 31, 2010, we had approximately 61,300 full-time employees and approximately 8,500 temporary/contract employees (excluding employees who were on approved forms of leave).

As of December 31, 2009, we had approximately 57,500 full-time employees and approximately 6,100 temporary/contract employees (excluding employees who were on approved forms of leave).

Environmental Matters

Governmental requirements relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had, and will continue to have, an effect on our operations and us. We have made, and continue to make, expenditures for projects relating to the environment, including pollution control devices for new and existing facilities. We are conducting a number of environmental investigations and remedial actions at current and former locations to comply with applicable requirements and, along with other companies, have been named a potentially responsible party for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to us. Further information regarding environmental matters, including the related reserves, is contained in Note 17 to our consolidated financial statements included in Item 8 of this Report, and is incorporated herein by reference.

We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, cash flows, results of operations or competitive position. Our capital expenditures pertaining to environmental control during 2011 are not expected to be material to us.

International Operations

We have significant manufacturing operations outside the United States and, in 2010, approximately 78% of our sales originated outside the United States. See Note 18 to our consolidated financial statements included in Item 8 of this Report for financial information by geographic area. Also, see “Item 1A — Risk Factors” for a description of risks inherent in such international operations.

Available Company Information

TRW Automotive Holdings Corp.’s Internet website is www.trw.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Corporate Governance Guidelines and Standards of Conduct (our code of business conduct and ethics) are also available on our website. From time to time we may amend our Standards of Conduct, as we did in August 2010. We intend to disclose, by posting on our website, information about any future amendments, as well as information concerning any waiver of the Standards of Conduct that may be granted by the Board, in accordance with SEC regulations.

ITEM 1A.	RISK FACTORS

Our business is subject to a number of risks, including those described below and elsewhere in this Report. The occurrence of any of these risks could materially adversely affect our results of operations, financial condition and/or cash flow, and the impact could be compounded if multiple risks were to occur.

Tighter financial markets adversely impacting the availability and cost of credit could negatively affect our business.

Tighter financial markets resulting in reduced liquidity and increased borrowing costs in the consumer market could reduce consumer spending for automobiles, which would negatively impact production volumes. Further, reduced liquidity continues to adversely impact the availability and cost of incremental credit for many companies. As our customers and suppliers respond to rapidly changing consumer preferences and attempt to increase production volumes as the industry recovery progresses, they may require access to additional capital. If required capital is not obtained or its cost is prohibitively high, any production volume increase could be constrained, or worse, their business could be negatively impacted, possibly resulting in further restructuring. Any such negative impact, in turn, could negatively affect our business, either through lower sales to any of our customers so affected or through inability to meet our commitments (or inability to meet them without excess expense) because of our suppliers’ inability to perform.

A material contraction in automotive sales and production could have a material adverse effect on our results of operations as well as on the viability of our supply base.

Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues, including employment levels, the pace of wage growth, fuel costs and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. There is no assurance that our recent efforts to restructure our business in response to the decline in production volumes in 2008 and 2009 will be sustainable over the long term or will be sufficient if there is further decline. Production levels in Europe and North America most notably affect us given our concentration of sales in those regions, which accounted for 51% and 30%, respectively, of our 2010 sales.

A material contraction in automotive sales and production would likewise pressure our customers, many of which were forced to implement unprecedented restructuring actions, including in some cases reorganization under bankruptcy laws, in response to the 2008-2009 downturn. Such a contraction would strain their ability to operate profitably, and possibly result in even more significant restructuring actions. Since many of our suppliers also supply product directly to our customers, they may encounter liquidity issues if our customers are forced to take further downsizing actions. If a supplier’s viability was challenged, it could impact the supplier’s ability to perform as we expect and consequently our ability to meet our own commitments.

As a result of the above factors, further material contraction in automotive sales and production could have a material adverse effect on our results of operations and liquidity.

Commodity inflationary pressures may adversely affect our profitability and the viability of our Tier 2 and Tier 3 supply base.

The cost of most of the commodities we use in our business, such as ferrous metals, base metals, yarns, resins and other petroleum-based products as well as energy costs, has generally increased in recent years. Further, as production increases, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. These pressures put significant operational and financial burdens on us and our suppliers, potentially resulting in declining margins and operating results. It is usually difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases and, even if passed through to some extent, the recovery is typically on a delayed basis. Furthermore, our suppliers may not be able to handle the commodity cost increases and continue to perform as we expect. The unstable condition of some of our suppliers or their failure to perform has caused us to incur additional costs which negatively impacted certain of our businesses in 2010. If these inflationary pressures worsen, our suppliers may not be able to perform as we expect, which may have a negative impact on our results of operations and financial condition.

Strengthening of the U.S. dollar, as well as other foreign currency exchange rate fluctuations could materially impact our results of operations.

In 2010, approximately 78% of our sales originated outside the United States. We translate sales and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. This translation is based on average exchange rates during a reporting period. During times of a strengthening U.S. dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

Separately, while we generally produce in the same geographic markets as our products are sold, our sales are more concentrated in U.S. dollars and in euros than our expenses, and therefore our profit margins and earnings could be reduced due to fluctuations or adverse trends in foreign currency exchange rates. While we employ financial instruments to hedge certain of these exposures, this does not insulate us completely from currency fluctuation effects.

Continuing pricing pressures from our customers may adversely affect our profitability.

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

We could be adversely affected by any shortage of supplies causing a production disruption.

Either we, our customers, or other suppliers may experience supply shortages of components or raw materials. This could be caused by a number of factors, including insufficient production line capacity or manpower or working capital constraints or other factors, including weather emergencies impacting the accessibility of raw materials, labor unrest, commercial disputes or acts of terrorism. In order to manage and reduce the cost of purchased goods and services, we and others in our industry have been rationalizing and consolidating our supply base. In addition, due to the turbulence in the automotive industry, several suppliers have ceased operations. As a result, there is greater dependence on fewer sources of supply for certain components and materials, which could increase the possibility of a supply shortage of any particular component or material. In addition, if any of our customers experience a material supply shortage, either directly or as a result of a supply shortage at another supplier, that customer may halt or limit the purchase of our products. Similarly, if we or one of our own suppliers experience a supply shortage, we may become unable to produce the affected products if we cannot procure the components from another source. Such production interruptions could impede a ramp-up in vehicle production and could have a material adverse effect on our business, results of operations and financial condition.

We consider the production capacities and financial condition of suppliers in our selection process, and expect that they will meet our delivery requirements. However, there can be no assurance that strong demand, capacity limitations, shortages of raw materials or other problems will not result in any shortages or delays in the supply of components to us.

Our costs may increase as the industry recovery progresses, negatively impacting our profitability.

In reaction to the decline in production volumes in 2008 and 2009, we undertook various initiatives to restructure our business and cut our costs, many of which may not be sustainable as the industry recovery progresses. For example, in 2009 we did not provide merit increases to our salaried employees and we significantly curtailed a number of expenses including, among other things, our training and travel budgets. However, in 2010 we resumed our practice of providing merit increases and we relaxed our spending limitations in certain areas. In addition, as the industry stabilizes and/or production increases and we look to future growth, we have been increasing our hiring as well as our budgeted capital expenditures. Such actions may negatively impact our future profitability.

Our business and results of operations would be materially and adversely affected if we lost any of our largest customers.

For the year ended December 31, 2010, sales to our three largest customer groups on a worldwide basis were approximately 47% of our total sales. Although business with each customer is typically split among numerous contracts, if we lost a major customer or that customer significantly reduced its purchases of our products, there could be a material adverse affect on our business, results of operations and financial condition.

We may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us.

In our business we are exposed to product liability and warranty claims, and we may be required to participate in product recalls. Vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with product liability, warranty and recall claims and we have been subject to continuing efforts by our customers to change contract terms and conditions concerning warranty and recall participation. Further, as vehicle manufacturers lengthen their warranty commitments to consumers and the affected vehicles age, warranty claims may increase. In addition, we may see an increase in the number of product liability cases brought against us, as well as in our costs to defend product liability cases, due to the bankruptcies of Chrysler LLC and General Motors Corporation. Vehicle manufacturers have experienced increasing recall campaigns in recent years. Further, some have speculated that the National Highway Traffic Safety Administration may utilize a lower threshold in ordering product recalls in the future, given recent experience. Product liability, warranty and recall costs could have a material adverse effect on our financial condition, results of operations and cash flows.

Our results of operations may be adversely affected by environmental and safety regulations or concerns.

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

We are subject to risks associated with our non-U.S. operations that could have an adverse effect on our business, results of operations and financial condition.

We have significant manufacturing operations outside the United States and we intend to continue to expand our operations in certain emerging markets such as China and Brazil. Operations outside of the United States, particularly operations in emerging markets, are subject to various risks which may not be present or as significant for operations within U.S. markets. Economic uncertainty in some geographic regions in which we operate, including certain emerging markets, could result in the disruption of markets and negatively affect our results of operations and cash flows in those areas.

Risks inherent in our international operations include: social plans that prohibit or increase the cost of certain restructuring actions; the impact of changes in local economic conditions, such as inflation levels; currency exchange controls; foreign currency exchange rate fluctuations including devaluations; variations in protection of intellectual property and other legal rights; the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems; restrictive governmental actions such as restrictions on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures; changes in laws and regulations, including the laws and policies of the United States affecting trade and foreign investment; more expansive legal rights of foreign labor unions; the potential for nationalization of enterprises; and unsettled political conditions and possible terrorist attacks against United States’ or other interests. Further, there are potential tax inefficiencies in repatriating funds from non-U.S. subsidiaries.

Our non-U.S. operations include joint ventures and other alliances, most significantly in the Asia-Pacific region. Additional risks characteristic of these arrangements include the risk of conflicts arising between us and our joint venture partners and the lack of unilateral control of management. We also risk circumstances where our joint venture partner may fail to satisfy its obligations, which could result in increased liabilities to us. Further, our ability to repatriate funds may be constrained by the terms of particular agreements with our joint venture partners.

These and other factors may have an adverse effect on our international operations and, therefore, on our business, results of operations and financial condition, which may become more pronounced as we expand further in these areas.

If we are unable to protect our intellectual property rights, our business and our competitive position could be materially adversely impacted.

We own significant intellectual property, including a large number of patents, trademarks, copyrights and trade secrets, and are involved in numerous licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the patents we own or license. Further, as we expand our operations in jurisdictions where the protection of intellectual property rights is less robust, the risk of others duplicating our proprietary technologies increases, despite efforts we undertake to protect them. Developments or assertions by or against us relating to intellectual property rights, and any inability to protect these rights, could materially adversely impact our business and our competitive position.

Our pension and other postretirement benefits expense and the funding requirements of our pension plans could materially increase, reducing our profitability.

A significant number of our employees participate in defined benefit pension plans or retirement/termination indemnity plans. However, we have taken action to limit our future liabilities under certain of these plans, including the two largest. Effective September 30, 2009 we froze our U.K. pension plan and effective December 31, 2010 we froze our U.S. salaried pension plan so that benefits would not continue to accrue beyond those dates. The obligations and expense recognized in our financial statements for these plans is actuarially determined based on certain assumptions which are driven by market conditions, including interest rates. Additionally, market conditions impact the underlying value of the assets held by the plans for settlement of these obligations.

General economic conditions have negatively affected our pension liabilities and related investments as of December 31, 2010. Although we made additional pension funding payments in 2010, further declines in interest rates or the market values of the securities held by the plans, or certain other changes, could negatively affect the funded status of these plans and the level and timing of required contributions in 2012 and beyond. Further deterioration in the funded status of the plans could significantly increase our pension expense and cash contributions, and reduce our profitability.

We also sponsor other postretirement employee benefits (“OPEB”) primarily in the United States and Canada. We fund our OPEB costs on a pay-as-you-go basis; accordingly, the related plans have no assets. We are subject to increased OPEB cash outlays and costs due to increasing health care costs, among other factors. Increases in the expected costs of health care in excess of current assumptions could increase our actuarially determined obligations and our related OPEB expense along with future cash outlays.

Work stoppages or other labor issues at our facilities or the facilities of our customers or suppliers could adversely affect our operations.

Due to normal and ordinary labor negotiations or as a result of a specific labor dispute, a work stoppage may occur in our facilities or those of our customers or other suppliers. Actions taken to address negative industry trends in recent years, coupled with the industry recovery, may have the side effect of exacerbating labor relations problems which could increase the possibility of such a work stoppage. If any of our customers experience a material work stoppage, either directly or as a result of a work stoppage at another supplier, that customer may halt or limit the purchase of our products. Similarly, a work stoppage at our facilities or one of our own suppliers could limit or stop our production of the affected products. Such interruptions in our production could have a material adverse effect on our business, results of operations and financial condition.

Our annual effective tax rate could be volatile and materially change as a result of our valuation allowances position and other factors.

The overall effective tax rate is equal to consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. Therefore, a material shift in the mix of earnings between jurisdictions could result in a material change in our effective tax rate. In addition, we have recorded a valuation allowance against deferred tax assets in various taxing jurisdictions, including the United States. As a result, pre-tax earnings and losses in those jurisdictions do not result in a corresponding income tax expense or benefit. If operating results improve or deteriorate on a sustained basis, jurisdiction by jurisdiction, our conclusions regarding the need for a valuation allowance could change. Both the reversal of an existing valuation allowance or the initial recognition of a new valuation allowance could have a significant impact on income tax expense, and therefore the effective tax rate, in the period recognized and subsequent periods.

We have recorded a significant amount of goodwill and other identifiable intangible assets, which may become impaired in the future, adversely affecting our financial condition.

We have recorded a significant amount of goodwill, which represents the excess of cost over the fair value of the net assets of the business acquired, and other identifiable intangible assets, including trademarks and customer relationships. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income. In connection with our fiscal year ended December 31, 2008, we recorded an impairment charge related to goodwill and customer relationships of $787 million, and in the first quarter of 2009, we recorded an impairment charge related to our trademark intangible asset of $30 million. As of December 31, 2010, goodwill and other identifiable intangible assets totaled $2,065 million, or 22% of our total assets. We remain subject to future financial statement risk in the event that goodwill or other identifiable intangible assets become further impaired.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Livonia, Michigan. Our operations include numerous manufacturing, research and development, warehousing facilities and offices. We own or lease principal facilities located in 12 states in the United States and in 25 other countries as follows: Austria, Brazil, Canada, China, the Czech Republic, France, Germany, Italy, Japan, Malaysia, Mexico, Poland, Portugal, Romania, Singapore, Slovakia, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Tunisia, Turkey, and the United Kingdom. Approximately 53% of our principal facilities are used by the Chassis Systems segment, 21% are used by the Occupant Safety Systems segment, 4% are used by the Electronics segment and 22% are used by the Automotive Components segment. Our corporate headquarters are contained within the Chassis Systems segment numbers below. We consider our facilities to be adequate for our current uses.

Of the total number of principal facilities operated by us, approximately 59% of such facilities are owned and 41% are leased.

A summary of our principal facilities, by segment, type of facility and geographic region, as of December 31, 2010 is set forth in the following tables. Additionally, where more than one segment utilizes a single facility, that facility is categorized by the purposes for which it is primarily used.

Chassis Systems

Principal Use of Facility	North America	Europe	Asia Pacific(2)	Other(2)	Total

Manufacturing(1)	21	27	11	4	63
Research and Development	3	4	3	1	11
Warehouse	3	7	1	2	13
Office	2	5	5	—	12

Total number of facilities	29	43	20	7	99

Occupant Safety Systems

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total

Manufacturing(1)	5	19	—	1	25
Research and Development	2	3	—	—	5
Warehouse	2	4	—	—	6
Office	1	2	—	—	3

Total number of facilities	10	28	—	1	39

Electronics

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total

Manufacturing(1)	2	3	1	—	6
Research and Development	1	—	—	—	1

Total number of facilities	3	3	1	—	7

Automotive Components

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total

Manufacturing(1)	7	19	9	3	38
Research and Development	1	—	—	—	1
Office	1	—	—	—	1

Total number of facilities	9	19	9	3	40

(1)	Although primarily classified as Manufacturing locations, several sites maintain a large Research and Development presence located within the same facility.

(2)	For management reporting purposes Chassis Systems — Asia Pacific and Other contain several primarily Occupant Safety Systems facilities including Research and Development Technical Centers and Manufacturing locations.

ITEM 3.	LEGAL PROCEEDINGS

The information concerning various claims, lawsuits and administrative proceedings contained in Note 17 of our consolidated financial statements included in Item 8 of this Report is incorporated herein by reference.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “TRW”. As of February 9, 2011, we had 122,540,732 shares of common stock, $0.01 par value, outstanding (122,545,400 shares issued less 4,668 shares held as treasury stock) and 89 holders of record of such common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

The tables below show the high and low sales prices for our common stock as reported by the New York Stock Exchange for each of our fiscal quarters in 2010 and 2009.

	Price Range of Common Stock
	Years Ended December 31,
	2010		2009
	High	Low	High	Low

4th Quarter	$54.83	$39.38	$25.52	$14.87
3rd Quarter	42.07	26.20	20.94	10.91
2nd Quarter	35.34	24.60	12.20	4.86
1st Quarter	30.48	21.30	5.18	1.38

Issuer Purchases of Equity Securities

The independent trustee of our 401(k) plans and similar plans purchases shares in the open market to fund (i) investments by employees in our common stock, one of the investment options available under such plans, and (ii) matching contributions in Company stock we provided under certain of such plans. In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and permits the satisfaction of the minimum statutory tax obligations upon exercise of options through stock withholding. Further, while our stock incentive plan also permits the satisfaction of the minimum statutory tax obligations upon the vesting of restricted stock and upon the exercise of stock appreciation rights through stock withholding, the shares withheld for such purpose are issued directly to us and are then immediately retired and returned to our authorized but unissued reserve. We do not believe that the foregoing purchases or transactions are issuer repurchases for the purposes of Item 5 of this Report on Form 10-K.

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

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2010.

	Number of			Number of Securities
	Securities to be	Weighted-Average		Remaining
	Issued Upon Exercise	Exercise Price		Available for
	of Outstanding	of Outstanding		Future Issuance
	Options, Warrants	Options, Warrants		Under Equity
Plan Category	and Rights	and Rights		Compensation Plans(1)

Equity compensation plans approved by security holders(2)	5,195,220	$22.74	(3)	4,943,762
Equity compensation plans not approved by security holders	N/A	N/A		N/A

Total	5,195,220	$22.74		4,943,762

(1)	Excludes securities reflected in the first column, “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(2)	The Plan was approved by our stockholders prior to our initial public offering.

(3)	Represents the weighted average exercise price of 3,510,902 outstanding stock options and 529,800 outstanding stock-settled stock appreciation rights as of December 31, 2010. The remaining securities outstanding as of December 31, 2010 represent 1,154,518 restricted stock units which have no exercise price and have been excluded from the calculation of the weighted average exercise price above.

Stock Performance Graph

The graph below provides an indicator of our cumulative total stockholder return as compared with Standard & Poor’s 500 Stock Index and the Standard & Poor’s Supercomposite Auto Parts & Equipment Index based on currently available data. The graph assumes an initial investment of $100 on December 30, 2005 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2010.

Comparison of 5 Year Cumulative Total Return

	Ticker	12/30/05(1)	12/29/06(1)	12/31/07	12/31/08	12/31/09	12/31/10
TRW Automotive	TRW	$100.00	$98.18	$79.23	$13.66	$90.63	$200.00
S&P 500	SPX	$100.00	$115.12	$121.16	$79.51	$97.69	$110.51
S&P Supercomposite Auto Parts and Equipment Index	S15AUTP	$100.00	$104.68	$125.91	$63.48	$93.39	$139.89

(1)	Represents the last trading day of the year.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included under Item 8 below.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In millions, except per share amounts)

Statements of Operations Data:
Sales	$14,383	$11,614	$14,995	$14,702	$13,144
Net earnings (losses)	875	73	(764)	109	189
Net earnings (losses) attributable to TRW	834	55	(779)	90	176
Earnings (Losses) Per Share:
Basic earnings (losses) per share:
Earnings (losses) per share	$6.96	$0.51	$(7.71)	$0.90	$1.76
Weighted average shares	119.8	107.8	101.1	99.8	100.0
Diluted earnings (losses) per share:
Earnings (losses) per share	$6.49	$0.51	$(7.71)	$0.88	$1.71
Weighted average shares	131.3	108.7	101.1	102.8	103.1

	As of December 31,
	2010	2009	2008	2007	2006
	(Dollars in millions)

Balance Sheet Data:
Total assets	$9,288	$8,732	$9,272	$12,290	$11,133
Total liabilities	7,050	7,423	8,004	8,964	8,627
Total debt (including short-term debt and current portion of long-term debt)	1,846	2,371	2,922	3,244	3,032

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our Business

We are among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers, or OEMs, and related after markets. Our operations primarily encompass the design, manufacture and sale of active and passive safety related products, which often includes the integration of electronics components and systems. We operate our business along four segments: Chassis Systems, Occupant Safety Systems, Electronics and Automotive Components.

We are primarily a “Tier 1” supplier, with over 85% of our end-customer sales in 2010 made to major OEMs. Of our 2010 sales, approximately 51% were in Europe, 30% were in North America, 14% were in Asia, and 5% were in the rest of the world.

Financial Results

For the year ended December 31, 2010:

•	Our net sales were $14.4 billion, which represents an increase of 24% from the prior year. The increase in sales was driven primarily by significantly higher vehicle production volumes in all major geographic regions.

•	We experienced record best operating income, net earnings and operating cash flow, as well as the highest cash on-hand and lowest level of outstanding debt since becoming an independent company in 2003.

—	Operating income was $1,184 million compared to $289 million from the prior year. The improvement in operating results of $895 million resulted primarily from the contribution of higher sales volumes, positive benefits from ongoing cost reductions as well as our cost containment and restructuring actions implemented in 2009, lower restructuring charges and fixed and intangible asset impairments and favorable foreign currency exchange. Also included in operating income was a net gain of $18 million related to certain pension matters.

—	Net earnings attributable to TRW were $834 million as compared to $55 million from the prior year. This increase of $779 million was primarily the result of the significant improvement in operating income and, to a lesser extent, lower interest expense, partially offset by increased income tax expense and a loss on retirement of debt compared to a gain on retirement of debt recognized in the prior year.

—	We generated positive operating cash flow of $1,052 million, while capital expenditures were $294 million. Our outstanding debt at year end was $1.8 billion, which was a reduction of $525 million from the prior year end, while our cash on-hand was $1.1 billion, an increase of $290 million from the prior year end.

Recent Trends and Market Conditions

The automotive industry continued to progress through a gradual recovery during 2010 with the following primary trends and market conditions impacting our business:

General Economic Conditions:

During 2010, automobile suppliers benefitted from a general improvement in global economic conditions and consumer demand for vehicles (despite continuing high levels of unemployment) and production requirements associated with the replenishment of low vehicle inventory levels. The automotive industry as a whole experienced a modest recovery over the past year, but remains susceptible to the impacts that consumer income and wealth, gas prices, housing prices and perceptions about global and local economic stability have on consumer spending.

Production Levels:

Vehicle production levels during 2010 continued on a positive trend, and were substantially higher compared with 2009 primarily due to increased consumer demand and the restocking of depleted inventory levels.

In 2010, approximately 51% of our sales originated in Europe. Despite subdued consumer demand in the region, vehicle production was stronger than anticipated, primarily as a result of increased exports, the restocking of depleted inventory levels, and to a lesser extent, continued European automobile scrappage programs during the first half of the year. Although the overall trends are improving, uncertainty remains regarding the sustainability of recent production levels as consumer demand may diminish due to concern over general economic conditions.

In 2010, approximately 30% of our sales originated in North America. The automobile market in this region experienced higher production levels compared to 2009, primarily attributable to increased consumer demand resulting from improved consumer sentiment and pent-up demand for durable goods. The extent of the increased production levels was somewhat suppressed by the continuing high levels of unemployment, concern over the housing market and availability of credit.

In 2010, approximately 19% of our sales originated in regions outside of Europe and North America (primarily in China and Brazil, which comprised approximately 9% and 5% of total sales, respectively). Production levels in these regions increased significantly primarily due to increased consumer demand.

Product Mix:

Product mix tends to be influenced by a variety of factors such as governmental scrappage programs and regulations as well as fluctuating gasoline prices. In Europe, for instance, the demand spurred by the various scrappage programs in 2009 generally tended to be toward smaller, more fuel efficient vehicles. However, as the scrappage programs expired, pent-up demand for luxury vehicles began shifting the product mix toward these larger vehicles. Also, exports of larger luxury vehicles to Asia have been increasing. In North America, product mix tends to be more correlated to short-term fluctuations in the price of gasoline, thereby causing production to swing between sport utility vehicles/light trucks and more fuel efficient passenger cars. In general, smaller, more fuel efficient vehicles tend to be less profitable for OEMs and suppliers.

Supply Base:

Many automobile suppliers implemented operational and financial restructuring programs during 2009 and 2010 to better align their cost structure with significantly lower production levels. However, as the industry recovers, Tier 2 and Tier 3 suppliers will face the additional financial burden of increased working capital requirements and capital expenditures as they manage through increased production levels. In some cases, financial instability of the Tier 2 and Tier 3 supply base poses a risk of supply disruption to us. We have dedicated resources and systems to closely monitor the viability of our supply base and are constantly evaluating opportunities to mitigate the risk and/or effects of any supplier disruption.

Pricing Pressure and Inflation:

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

Additionally, overall commodity volatility is an ongoing concern for our business and has been a considerable operational and financial focus for us. During 2010, our operating results were negatively impacted by the increasing cost of certain commodities essential to our business. Further, as production levels rise, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in such costs. However, it is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases.

Foreign Currencies:

During 2010, we experienced a positive impact from foreign currency effects on our reported earnings in U.S. dollars compared to 2009, primarily because of the markedly better performance of our hedge portfolio. Concerns about potential sovereign defaults most notably weakened the euro, but many other currencies continued their recovery versus the U.S. dollar. Our operating results will continue to be impacted by our buying, selling and borrowing in currencies other than the functional currency of our operating companies. We employ financial instruments to hedge certain exposures to fluctuations and adverse trends in foreign currency exchange rates to try to abate or delay the effects thereof, but such instruments may not always be available to us at economically reasonable costs.

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

Throughout 2009 and into 2010, we implemented a number of operational restructuring and cost reduction initiatives as we managed through the recent economic downturn and gradual recovery. We also completed various financing transactions to improve the strength and flexibility of our capital structure. As production levels rise, and considering the significant growth in developing markets such as China and Brazil, we continue to focus on establishing appropriate levels of capital investment to support anticipated growth and expansion.

Our ongoing initiatives are focused on managing costs during periods of increasing production levels, maintaining discipline on capital expenditures and other discretionary spending and reducing debt.

Although we believe that we have established a firm foundation for continued profitability, we continue to evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions. As such, further plant rationalization and targeted workforce reduction efforts may be warranted.

Our Debt and Capital Structure

During 2010, we continued to focus on improving the strength and flexibility of our capital structure, resulting in outstanding debt of $1.8 billion and a cash balance of $1.1 billion. We significantly reduced our debt by optionally repaying in full the $225 million Tranche A-2 Term Loan Facility (the “Term Loan A-2”) and the $175 million Tranche B-3 Term Loan Facility (the “Term Loan B-3”), and by repurchasing $152 million in principal of our senior unsecured notes with cash on hand.

As market conditions warrant, we and our major equity holders, including The Blackstone Group L.P. and its affiliates, may from time to time repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or otherwise.

See “LIQUIDITY AND CAPITAL RESOURCES” below and Note 11 to our consolidated financial statements included in Item 8 of this Report for further information.

Critical Accounting Estimates

The critical accounting estimates that affect our financial statements and that use judgments and assumptions are listed below. Materially different amounts could be reported under varied conditions and assumptions.

Goodwill.  Goodwill, which represents the excess of cost over the fair value of the net assets of businesses acquired, was approximately $1,761 million as of December 31, 2010, or 19% of our total assets.

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other,” we perform impairment testing at a reporting unit level on at least an annual basis. To test goodwill for impairment, we estimate the fair value of each reporting unit and compare the fair value to the carrying value. If the carrying value exceeds the fair value, then a possible impairment of goodwill exists and requires further evaluation. Fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Revenue growth rates included in the plans are generally based on industry specific data. We use external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards over a five-year period. The projected profit margin assumptions included in the plans are based on the current cost structure, anticipated price givebacks provided to our customers and cost reductions/increases. If different assumptions were used in these plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be required to be recorded.

See Note 5 to our consolidated financial statements included in Item 8 of this Report for further information on our annual impairment analysis of goodwill.

Impairment of Long-Lived and Intangible Assets.  We evaluate long-lived assets and definite-lived intangible assets for impairment when events and circumstances indicate that the assets may be impaired and the projected undiscounted cash flows to be generated by those assets are less than their carrying value. If the undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. Fair value is determined using projected discounted cash flows or appraisals.

We test our trademark indefinite-lived intangible assets for impairment on at least an annual basis, or when events and circumstances indicate that the indefinite-lived intangible assets may be impaired, by comparing the fair values to the carrying values. If the carrying value exceeds the fair value, the asset is written down to its fair value. Fair value is determined utilizing the relief from royalty method, which is based on projected cash flows, discounted at a risk-adjusted rate of return.

See Notes 5 and 12 to our consolidated financial statements included in Item 8 of this Report for further information on our annual impairment analysis of intangibles and our evaluation of long-lived assets for impairment, respectively.

Product Recalls.  We are at risk for product recall costs. Recall costs are costs incurred when a customer or we decide to recall a product through a formal campaign, soliciting the return of specific products due to a known or suspected safety concern. In addition, NHTSA has the authority, under certain circumstances, to require recalls to remedy safety concerns. Product recall costs typically include the cost of the product being replaced, customer cost of the recall and labor to remove and replace the defective part.

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

Valuation Allowances on Deferred Income Tax Assets

We review the likelihood that we will realize the benefit of our deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. The factors considered in our determination of the probability of the realization of the deferred tax assets include: historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. We believe it is more likely than not that the net deferred tax asset in the United States and certain foreign jurisdictions may not be realized in the future. Accordingly, we continue to maintain a valuation allowance related to the net deferred tax assets in the United States and certain foreign jurisdictions.

There is no corresponding income tax benefit recognized with respect to losses incurred and no corresponding income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in our effective tax rate. We intend to maintain the valuation allowance until it is more likely than not that the net deferred tax asset will be realized. If operating results improve or deteriorate on a sustained basis, our conclusions regarding the need for a valuation allowance could change, resulting in either the reversal or initial recognition of a valuation allowance in the future, which could have a significant impact on income tax expense in the period recognized and subsequent periods.

As part of the review in determining the need for a valuation allowance, we assess the potential release of existing valuation allowances. Based upon this assessment, we have concluded that there is more than a remote possibility that the existing valuation allowance on our U.S. net deferred tax assets could be released. As of December 31, 2010, the U.S. valuation allowance is approximately $500 million. If such a release of the valuation allowance occurs, it will have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.

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

A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. Each of the environmental matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to us. We believe that any liability, in excess of amounts accrued in our consolidated financial statements, that may result from the resolution of these matters for which sufficient information is available to support cost estimates, will not have a material adverse affect on our financial position, results of operations or cash flows. However, we cannot predict the effect on our financial position, results of operations or cash flows for aspects of certain matters for which there is insufficient information. Further, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters.

Pensions.  We account for our defined benefit pension plans in accordance with ASC 715 “Compensation — Retirement Benefits,” which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination involves the selection of various assumptions, including expected rates of return on plan assets and discount rates.

A key assumption in determining our net pension expense in accordance with ASC 715 is the expected long-term rate of return on plan assets. The expected return on plan assets that is included in pension expense is determined by applying the expected long-term rate of return on assets to a calculated market-related value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. Asset gains and losses will be amortized over five years in determining the market-related value of assets used to calculate the expected return component of pension income. We review our long-term rate of return assumptions annually through comparison of our historical actual rates of return with our expectations, and consultation with our actuaries and investment advisors regarding their expectations for future returns. While we believe our assumptions of future returns are reasonable and appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future pension expense. The weighted average expected long-term rate of return on assets used to determine net periodic benefit cost was 6.76% for 2010 as compared to 6.97% for each of the years 2009 and 2008.

Another key assumption in determining our net pension expense is the assumed discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the highest ratings given by a recognized ratings agency, and that have cash flows similar to those of the underlying benefit obligation. The weighted average discount rate used to calculate the benefit obligations as of December 31, 2010 was 5.49% as compared to 5.73% as of December 31, 2009. The weighted average discount rate used to determine net periodic benefit cost for 2010 was 5.73% as compared to 6.42% for 2009 and 5.74% for 2008.

Based on our assumptions as of December 31, 2010, the measurement date, a change in these assumptions, holding all other assumptions constant, would have the following effect on our pension costs and obligations on an annual basis:

	Impact on Net Periodic Benefit Cost
	Increase			Decrease
			All			All
	U.S.	U.K.	Other	U.S.	U.K.	Other
	(Dollars in millions)

.25% change in discount rate	$—	$2	$(1)	$2	$(3)	$1
.25% change in expected long-term rate of return	(2)	(13)	(1)	2	13	1

Impact on Obligations
	Increase			Decrease
			All			All
	U.S.	U.K.	Other	U.S.	U.K.	Other
(Dollars in millions)

.25% change in discount rate	$(37)	$(143)	$(23)	$38	$148	$24

ASC 715 and the policies we have used (most notably the use of a calculated value of plan assets for pensions as described above and the use of the minimum corridor approach to amortize gains and losses) generally reduce the volatility of pension expense that would otherwise result from changes in the value of the pension plan assets and pension liability discount rates. A substantial portion of our pension benefits relate to our plans in the United States and the United Kingdom.

During 2010 and 2009, certain amendments reducing future benefits for salaried and nonunion employees were adopted that will reduce future service costs. Our 2011 pension income is estimated to be approximately $9 million in the U.S. and $96 million in the U.K., while our pension expense is estimated to be approximately $42 million for the rest of the world (based on December 31, 2010 exchange rates). During 2011, our minimum expected funding is approximately $1 million for U.S. pension plans and $41 million for pension plans in the rest of the world, however, we may, at our discretion, make additional contributions.

In respect of the U.K. Pension Plan (the “U.K. Plan”), the March 31, 2009 triennial funding valuation was completed and filed in June 2010. The valuation reflected a deficit of $814 million. Since the valuation date, a number of actions were undertaken to reduce this deficit including the cessation of future benefit accruals as of September 30, 2009, and the transfer of $63 million to the U.K. Plan from a separate and unrelated trust. As a result of these actions and favorable movements in financial markets, the deficit as of October 31, 2010, as estimated by the U.K. Plan’s actuary, was $620 million. In 2010, we entered into discussions with the plan fiduciaries/trustees relative to a deficit recovery plan culminating in our agreement to make annual contributions of £20 million to the U.K. Plan through March 2019. These contributions, in conjunction with investment performance, are expected to eliminate the deficit by that date. In addition to the 2010 payment, we accelerated the contributions otherwise due in 2011 and 2012 into 2010, resulting in total contributions of £60 million, or $93 million. Required contributions to the U.K. Plan will resume in 2013, however we may, at our discretion, make contributions during 2011 and 2012.

Other Postretirement Benefits.  We account for our postemployment benefits other than pensions (“OPEB”) in accordance with ASC 715 which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination involves the selection of various assumptions, including a discount rate and health care cost trend rates used to value benefit obligations. The discount rate reflects the current rate at which the OPEB liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the highest ratings given by a recognized ratings agency and that have cash flows similar to those of the underlying benefit obligation. We develop our estimate of the health care cost trend rates used to value the benefit obligation through review of our recent health care cost trend experience and through discussions with our actuary regarding the experience of similar companies. Changes in the assumed discount rate or health care cost trend rate can have a significant impact on our actuarially determined liability and related OPEB expense.

The following are the significant assumptions used in the measurement of the accumulated projected benefit obligation (“APBO”) as of the measurement date for each year:

	2010		2009
		Rest of		Rest of
	U.S.	World	U.S.	World

Discount rate	5.50%	5.50%	6.00%	5.75%
Initial health care cost trend rate at end of year	7.63%	7.50%	8.00%	8.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2018	2015	2018	2015

Based on our assumptions as of December 31, 2010, the measurement date, a change in these assumptions, holding all other assumptions constant, would have the following effect on our OPEB expense and obligation on an annual basis.

Impact on Net Postretirement Benefit Cost
	Increase		Decrease
		Rest of		Rest of
	U.S.	World	U.S.	World
(Dollars in millions)

0.25% change in discount rate	$—	$—	$—	$—
1% change in assumed health care cost trend rate	$2	$1	$(2)	$(1)

	Impact on Obligation
	Increase		Decrease
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

0.25% change in discount rate	$(9)	$(3)	$9	$3
1% change in assumed health care cost trend rate	$36	$10	$(31)	$(9)

Our 2011 OPEB expense is estimated to be approximately $2 million (based on December 31, 2010 exchange rates), as compared to OPEB income of $3 million for 2010, and includes the effects of the adoption of certain 2010, 2009 and 2008 amendments which reduce future benefits for participants. We fund our OPEB obligation on a pay-as-you-go basis. In 2011, we expect to contribute approximately $42 million to our OPEB plans.

RESULTS OF OPERATIONS

The following consolidated statements of operations compare the results of operations for the periods presented as follows:

TOTAL COMPANY RESULTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	Variance
	(Dollars in millions)

Sales	$14,383	$11,614	$2,769
Cost of sales	12,661	10,708	1,953

Gross profit	1,722	906	816
Administrative and selling expenses	509	484	25
Amortization of intangible assets	22	21	1
Restructuring charges and fixed asset impairments	45	100	(55)
Intangible asset impairments	—	30	(30)
Other (income) expense — net	(38)	(18)	(20)

Operating income (losses)	1,184	289	895
Interest expense — net	162	190	(28)
(Gain) loss on retirement of debt — net	15	(26)	41
Equity in (earnings) losses of affiliates, net of tax	(34)	(15)	(19)

Earnings (losses) before income taxes	1,041	140	901
Income tax expense (benefit)	166	67	99

Net earnings (losses)	875	73	802
Less: Net earnings attributable to noncontrolling interest, net of tax	41	18	23

Net earnings (losses) attributable to TRW	$834	$55	$779

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Sales for the year ended December 31, 2010 increased by $2,769 million as compared to the year ended December 31, 2009. The increase in sales was driven primarily by favorable volume (net of price reductions provided to customers) of $2,860 million, which is mainly due to increased vehicle production in all major geographic regions. Partially offsetting this favorable variance is the unfavorable impact of foreign currency exchange of $91 million.

Gross profit for the year ended December 31, 2010 increased by $816 million as compared to the year ended December 31, 2009. The increase in gross profit was driven primarily by increased volume (net of adverse mix) of $688 million, cost reductions (partially offset by inflation and price reductions provided to customers) of $145 million and the positive effect of foreign currency exchange of $26 million. Partially offsetting these favorable items were the non-recurrence of certain customer related settlements of $25 million, the non-recurrence of the reversal of accruals in the prior period related to certain benefit programs at several European facilities of $6 million, higher engineering costs related to increased production of $6 million, and higher pension and postretirement benefit costs of $5 million, net of a $26 million gain on curtailment of the U.S. salaried pension plan. Gross profit as a percentage of sales for the year ended December 31, 2010 was 12.0% compared to 7.8% for the year ended December 31, 2009.

Administrative and selling expenses for the year ended December 31, 2010 increased by $25 million as compared to the year ended December 31, 2009. The increase was driven primarily by higher inflation and other costs in excess of cost reductions, together which net to $35 million, and an expense related to the settlement of certain supplemental retirement plans of $9 million. Partially offsetting the increase in administrative and selling expenses was lower pension and post retirement benefit expense of $12 million, which includes a gain on curtailment related to the U.S. salaried pension plan of $9 million. Foreign currency exchange also had a favorable impact of $6 million. Administrative and selling expenses as a percentage of sales for the year ended December 31, 2010 were 3.5% as compared to 4.2% for the year ended December 31, 2009.

Restructuring charges and fixed asset impairments decreased by $55 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. This was primarily driven by lower severance and other charges of $45 million, reduced fixed asset impairments of $14 million, and a gain on the sale of a restructured property in the amount of $4 million. The decrease was offset by lower net curtailment gains of $8 million.

Intangible asset impairments were $30 million for the year ended December 31, 2009. During the first quarter of 2009, due to the negative economic and industry conditions, impairment charges of $30 million were recorded as a result of testing the recoverability of our trademark intangible assets.

Other income — net improved by $20 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This was primarily due to favorable foreign currency exchange of $21 million, a favorable variance in the marking to market of forward electricity purchase contracts of $18 million and a decline in the provision for bad debts of $9 million. These improvements were partially offset by a decrease in royalty and grant income of $12 million, litigation charges related to a legacy pension matter of $8 million, and a decrease in other miscellaneous income of $7 million.

Interest expense — net decreased by $28 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily as the result of lower overall debt levels.

Loss on retirement of debt was $15 million for the year ended December 31, 2010. We repurchased $152 million in principal amount of our senior unsecured notes and recorded a loss on retirement of debt of $10 million, which included the write-off of a portion of related deferred debt issuance costs. In addition, as a result of the full repayment of the Term Loan A-2 and Term Loan B-3, we recorded a loss on retirement of debt of $5 million relating to the write-off of deferred debt issuance costs and the acceleration of interest rate swap losses that had been included in other comprehensive income.

Income tax expense for the year ended December 31, 2010 was $166 million on pre-tax earnings of $1,041 million as compared to income tax expense of $67 million on pre-tax earnings of $140 million for the year ended December 31, 2009. Income tax expense for the year ended December 31, 2010 includes a benefit of

$12 million resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in certain foreign subsidiaries. Income tax expense for the year ended December 31, 2010 also includes a benefit of $24 million related to the favorable resolution of various tax matters in foreign jurisdictions. Income tax expense for the year ended December 31, 2009 includes a charge of approximately $33 million resulting from changes in determinations relating to the potential realization of deferred tax assets in certain foreign subsidiaries. The income tax rate varies from the United States statutory income tax rate due primarily to the items noted above and the impact of results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which pre-tax earnings or losses do not result in the recognition of a corresponding income tax expense or benefit, as well as favorable foreign tax rates, holidays, and credits.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	Variance
	(Dollars in millions)

Sales	$11,614	$14,995	$(3,381)
Cost of sales	10,708	13,977	(3,269)

Gross profit	906	1,018	(112)
Administrative and selling expenses	484	523	(39)
Amortization of intangible assets	21	31	(10)
Restructuring charges and fixed asset impairments	100	145	(45)
Goodwill impairments	—	458	(458)
Intangible asset impairments	30	329	(299)
Other (income) expense — net	(18)	—	(18)

Operating income (losses)	289	(468)	757
Interest expense — net	190	184	6
(Gain) loss on retirement of debt — net	(26)	—	(26)
Equity in (earnings) losses of affiliates, net of tax	(15)	(14)	(1)

Earnings (losses) before income taxes	140	(638)	778
Income tax expense (benefit)	67	126	(59)

Net earnings (losses)	73	(764)	837
Less: Net earnings attributable to noncontrolling interest, net of tax	18	15	3

Net earnings (losses) attributable to TRW	$55	$(779)	$834

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

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

Gross profit for the year ended December 31, 2009 decreased by $112 million as compared to the year ended December 31, 2008. The decrease in gross profit was driven primarily by lower volume and adverse mix, together which totaled $698 million, and the net unfavorable impact of foreign currency exchange of $110 million. Also contributing to the decrease in gross profit were higher warranty expense of $29 million and the non-recurrence of net insurance recoveries of $17 million related to a business disruption at our brake line production facility in South America in the prior year. These unfavorable variances were partially offset by cost reductions (in excess of inflation and price reductions provided to customers) of $626 million, which includes the benefit of recently enacted restructuring and downturn management actions. Also offsetting the decrease in gross profit was lower pension and postretirement benefit expense of $82 million which includes an increase of $11 million of net settlement gains. Further mitigating the decrease in gross profit were the favorable impact of certain customer related settlements of $17 million, contractual settlements related to a recent acquisition of $8 million and the reversal of accruals related to certain benefit programs at several of our European facilities of $6 million. Gross profit as a percentage of sales for the year ended December 31, 2009 was 7.8% compared to 6.8% for the year ended December 31, 2008.

Administrative and selling expenses for the year ended December 31, 2009 decreased by $39 million as compared to the year ended December 31, 2008. The decrease was driven primarily by cost reductions in excess of inflation and other costs, which in total net to $26 million, and the favorable impact of foreign currency exchange of $19 million. These items were partially offset by an increase in pension and postretirement benefit expense of $7 million primarily driven by lower net settlement gains of $4 million. Administrative and selling expenses as a percentage of sales for the year ended December 31, 2009 were 4.2% as compared to 3.5% for the year ended December 31, 2008.

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

Goodwill impairments were $458 million for the year ended December 31, 2008. On October 31, 2008, we recognized full impairment of goodwill in the three reporting units within our Automotive Components segment. No similar charges were required in 2009.

Intangible asset impairments decreased by $299 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. During the first quarter of 2009, we recorded an impairment loss on its trademark of $30 million. During the fourth quarter of 2008, we recorded impairment charges of $329 million as a result of testing the recoverability of our customer relationships.

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

Interest expense — net increased by $6 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily as the result of lower interest income and higher borrowing margins under the prior credit agreement, which became effective on June 24, 2009, largely offset by lower interest rates on our variable rate debt.

Gain on retirement of debt was $26 million for the year ended December 31, 2009. We repurchased $57 million in principal amount of our senior unsecured notes issued in 2007 and recorded a gain on retirement of debt of $41 million, offset by $6 million of debt issuance costs written off relating to entering into our prior credit agreement. In addition, as a result of the full repayment of the term loan A-1 and term loan B-1, we recorded a loss on retirement of debt of approximately $9 million relating to the write-off of debt issuance costs.

Income tax expense for the year ended December 31, 2009 was $67 million on pre-tax earnings of $140 million as compared to income tax expense of $126 million on a pre-tax loss of $638 million for the year ended December 31, 2008. Income tax expense for the year ended December 31, 2009 includes a charge of $33 million resulting from changes in determinations relating to the potential realization of deferred tax assets in certain foreign subsidiaries. Income tax expense for the year ended December 31, 2008 includes a net charge of approximately $15 million resulting from changes in determinations relating to the potential realization of deferred tax assets in certain foreign subsidiaries. The income tax rate varies from the United States statutory income tax rate due primarily to the items noted above and the impact of results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which pre-tax earnings or losses do not result in the recognition of a corresponding income tax expense or benefit, as well as favorable foreign tax rates, holidays, and credits.

SEGMENT RESULTS OF OPERATIONS

The following tables reconcile segment sales and earnings (losses) before taxes to consolidated sales and earnings (losses) before taxes for 2010, 2009, and 2008. See Note 18 to our consolidated financial statements included in Item 8 of this Report for a description of segment earnings (losses) before taxes for the periods presented.

Segment Results of Operations

Sales, Including Intersegment Sales

	Years Ended December 31,
				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008	Variance	Variance
	(Dollars in millions)

Chassis Systems	$8,577	$6,856	$8,545	$1,721	$(1,689)
Occupant Safety Systems	3,482	2,922	3,823	560	(901)
Electronics	1,150	864	1,184	286	(320)
Automotive Components	1,707	1,341	1,889	366	(548)
Intersegment eliminations	(533)	(369)	(446)	(164)	77

Total sales	$14,383	$11,614	$14,995	$2,769	$(3,381)

Earnings (Losses) Before Taxes

	Years Ended December 31,
				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008	Variance	Variance
	(Dollars in millions)

Chassis Systems	$660	$211	$144	$449	$67
Occupant Safety Systems	373	138	(42)	235	180
Electronics	138	47	111	91	(64)
Automotive Components	72	(56)	(592)	128	536

Segment earnings (losses) before taxes	1,243	340	(379)	903	719
Corporate expense and other	(66)	(54)	(90)	(12)	36
Financing costs	(162)	(190)	(184)	28	(6)
Gain (loss) on retirement of debt — net	(15)	26	—	(41)	26
Net earnings attributable to noncontrolling interest, net of tax	41	18	15	23	3

Earnings (losses) before income taxes	$1,041	$140	$(638)	$901	$778

Restructuring Charges and Asset Impairments Included in Earnings (Losses) Before Taxes

	Years Ended December 31,
				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008	Variance	Variance
	(Dollars in millions)

Chassis Systems	$10	$59	$89	$(49)	$(30)
Occupant Safety Systems	23	19	217	4	(198)
Electronics	(1)	4	4	(5)	—
Automotive Components	12	21	621	(9)	(600)
Corporate	1	27	1	(26)	26

Total restructuring charges and asset impairments	$45	$130	$932	$(85)	$(802)

CHASSIS SYSTEMS

Comparison of the year ended December 31, 2010 and December 31, 2009:

Sales, including intersegment sales increased $1,721 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was driven primarily by an increase in volume (net of price reductions provided to customers) of $1,718 million.

Earnings (losses) before taxes increased by $449 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was driven primarily by higher volume (net of adverse mix) of $354 million, lower restructuring and impairment costs of $49 million, cost reductions (in excess of inflation and price reductions provided to customers) of $36 million, the favorable impact of foreign currency exchange of $28 million, and a $10 million gain on curtailment of the U.S. salaried pension plan. Partially offsetting these favorable items were the non-recurrence of various favorable customer settlements of $25 million.

Restructuring charges and asset impairments decreased by $49 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease was driven primarily by lower severance and other charges of $37 million, reduced fixed asset impairments of $11 million and a gain on the sale of a restructured property in the amount of $4 million, partially offset by a decrease in net curtailment gains of $3 million.

Comparison of the year ended December 31, 2009 and December 31, 2008:

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

Earnings (losses) before taxes increased by $67 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase in earnings was driven primarily by cost reductions (in excess of inflation and price reductions provided to customers) of $303 million, decreased restructuring and impairment costs of $30 million, lower pension and postretirement benefit expense of $16 million (which includes an increase of $9 million of net settlement gains) as well as the favorable impact of certain customer related settlements of $12 million and contractual settlements related to a recent acquisition of $8 million. Also contributing to the increase in earnings was a customer reimbursement of $5 million for costs incurred as a result of the premature closure of an operating facility. These items were partially offset by lower volume and adverse mix which totaled $240 million, the net unfavorable impact of foreign currency exchange of $27 million, increased warranty expense of $26 million and the non-recurrence of net insurance recoveries of $17 million related to a business disruption at our brake line production facility in South America in the prior period.

Restructuring charges and asset impairments decreased by $30 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was driven primarily by a decrease in fixed asset impairments of $55 million. This decrease was offset by a net increase in severance and other charges and net curtailment gains of $25 million related to the workforce reduction initiatives that began in the fourth quarter of 2008.

OCCUPANT SAFETY SYSTEMS

Comparison of the year ended December 31, 2010 and December 31, 2009:

Sales, including intersegment sales increased $560 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase in sales was driven primarily by an increase in volume (net of price reductions provided to customers) of $664 million, partially offset by the unfavorable impact of foreign currency exchange of $104 million.

Earnings (losses) before taxes increased $235 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase in earnings was driven primarily by favorable volume (net of adverse mix) of $165 million, cost reductions (in excess of inflation and price reductions provided to customers) of $94 million, and lower costs related to pension and postretirement benefits of $6 million, which includes a

$4 million gain on curtailment of the U.S. salaried pension plan. Partially offsetting these favorable items were the non-recurrence of certain customer settlements and favorable patent dispute resolutions totaling $13 million, higher warranty costs of $6 million, the non-recurrence of accrual reversals in the prior period related to certain benefit programs at several of our European facilities of $5 million, and an increase in restructuring and impairment costs of $4 million.

Restructuring charges and asset impairments increased by $4 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due to higher severance and other charges.

Comparison of the year ended December 31, 2009 and December 31, 2008:

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

Restructuring charges and asset impairments decreased by $198 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. During 2008, this segment recorded an impairment loss of $174 million related to customer relationships, the non-recurrence of which was the primary contributor to the decrease period over period. In addition, a decrease in fixed asset impairments of $16 million along with a net decrease in severance and other charges and net curtailment gains of $8 million contributed to the significant overall decrease.

ELECTRONICS

Comparison of the year ended December 31, 2010 and December 31, 2009:

Sales, including intersegment sales increased by $286 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was driven primarily by an increase in volume (net of price reductions provided to customers) of $276 million and the favorable impact of foreign currency exchange of $10 million.

Earnings (losses) before taxes increased by $91 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was driven primarily by higher volume (net of adverse mix) of $76 million, favorable impact of foreign currency exchange of $17 million, lower pension and post retirement benefit costs of $5 million, and lower restructuring and impairment costs of $5 million. Partially offsetting these favorable items were price reductions and inflation in excess of cost reductions of $11 million.

Restructuring charges and asset impairments decreased by $5 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily due to lower severance and other charges.

Comparison of the year ended December 31, 2009 and December 31, 2008:

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

AUTOMOTIVE COMPONENTS

Comparison of the year ended December 31, 2010 and December 31, 2009:

Sales, including intersegment sales increased by $366 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase in sales was driven primarily by an increase in volume (net of price reductions provided to customers) of $371 million, partially offset by the unfavorable impact of foreign currency exchange of $5 million.

Earnings (losses) before taxes increased by $128 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase in earnings was driven primarily by volume (net of adverse mix) of $93 million, favorable impact of foreign currency exchange of $15 million, lower restructuring and impairment costs of $9 million, lower pension and post retirement benefit costs of $7 million all of which is attributed to gains on curtailments, and lower warranty costs of $2 million.

Restructuring charges and asset impairments decreased by $9 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This was primarily driven by lower severance and other charges of $7 million and reduced fixed asset impairments of $3 million.

Comparison of the year ended December 31, 2009 and December 31, 2008:

Sales, including intersegment sales decreased by $548 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease in sales was driven primarily by lower volume and, to a much lesser degree, price reductions provided to customers, which combined totaled $405 million and the net unfavorable impact of foreign currency exchange of $143 million.

Earnings (losses) before taxes increased by $536 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase in earnings was driven primarily by decreased restructuring and impairment costs of $600 million and cost reductions (in excess of inflation and price reductions) of $104 million. These items were partially offset by lower volume and adverse mix which totaled $139 million and the net unfavorable impact of foreign currency exchange of $29 million.

Restructuring charges and asset impairments decreased by $600 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. During 2008, this segment recorded an impairment loss of $613 million related to goodwill and customer relationships, which primarily contributed to the decrease period over period. This was offset by net increases in severance and other charges, and net curtailment gains of $11 million and fixed asset impairments not related to restructuring of $2 million.

LIQUIDITY AND CAPITAL RESOURCES

We believe that funds generated from operations, cash on hand and available borrowing capacity will be adequate to fund our liquidity requirements. These requirements, which are significant, generally consist of working capital requirements, company-sponsored research and development programs, capital expenditures, contributions for pensions and other postretirement benefits, and debt service requirements. In addition, our current financing plans are intended to provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, industry specific, financial market, competitive, legislative and regulatory factors.

On an annual basis, our primary source of liquidity remains cash flows generated from operations. At various points during the course of a given year, we may be in an operating cash usage position, which is not unusual given the seasonality of our business. We also have available liquidity under our revolving credit facility and the credit facilities described below, subject to certain conditions. We continuously focus on our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. Although we have historically been successful in managing the timing of our cash flows, future success will be dependent on the financial position of our customers and suppliers, and on industry conditions.

Cash Flows

Operating Activities.  Cash provided by operating activities for the year ended December 31, 2010, was $1,052 million, as compared to $455 million for the year ended December 31, 2009. The increase in cash provided by operations was primarily the result of our improved operating results for 2010, as compared with 2009. Other items contributing to the improvement in cash provided by operations were favorable working capital changes of $124 million, primarily due to increased collections on our accounts receivable, and reduced restructuring and other severance-related payments of $36 million. These favorable changes in operating cash flows were partially offset by increased cash paid for pension and OPEB benefits of $185 million, which includes discretionary pension contributions in 2010 totaling approximately $170 million.

Investing Activities.  Cash used in investing activities for the year ended December 31, 2010 was $289 million as compared to $197 million for the year ended December 31, 2009.

For the years ended December 31, 2010 and 2009, we spent $294 million and $201 million, respectively, in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $540 million on capital expenditures during 2011 as we continue to invest in strategic growth.

We received proceeds from the sale of various assets of $7 million and $4 million for the years ended December 31, 2010 and 2009, respectively.

Financing Activities.  Cash used in financing activities was $463 million for the year ended December 31, 2010 as compared to $250 million for the year ended December 31, 2009. During 2010, we optionally repaid in full the outstanding Term Loan A-2 of $225 million and Term Loan B-3 of $175 million and repurchased portions of our senior unsecured notes totaling approximately $152 million in principal amount. Also in 2010, we received $76 million of net proceeds from exercise of stock options.

During 2009, we received approximately $884 million of proceeds from issuance of certain senior unsecured notes and term loan facilities and $269 million of net proceeds from issuance of common stock. The net proceeds from these financing transactions, together with cash on hand, were used to repay $1,093 million of borrowings under previous term loan facilities, $203 million of our revolving credit facility, $57 million of our senior unsecured notes, and $48 million of our short-term debt.

Other Sources of Liquidity

Liquidity Facilities.  We may draw down on, and use proceeds from, our revolving credit facility which is part of our senior secured credit facilities described below to fund normal working capital needs from month to month in conjunction with available cash on hand. As of December 31, 2010, we had approximately $1.2 billion of availability under our revolving credit facility. This availability reflects no outstanding borrowings and reduced availability as a result of $39 million in outstanding letters of credit and bank guarantees and a $48 million unfunded commitment of Lehman Commercial Paper Inc. (“LCP”) under the revolving credit facility. We have excluded LCP’s commitment from the description of the revolving credit facility and all references to availability contained in this Report.

On December 31, 2010, our subsidiaries in the Asia Pacific region also had various uncommitted credit facilities, of which $217 million was unutilized. We expect that these additional facilities will be drawn from time to time for normal working capital purposes.

Under normal working capital utilization of liquidity, portions of the amounts drawn under the revolving credit facility typically are paid back throughout the month as cash from customers is received. We could then draw upon such facilities again for working capital purposes in the same or succeeding months. However, during any given month, upon examination of economic and industry conditions, we may fully draw on our revolving credit facility.

Senior Secured Credit Facilities.  Our Seventh Amended and Restated Credit Agreement (the “Seventh Credit Agreement”), entered into in December 2009, provides for senior secured credit facilities consisting of (i) the revolving credit facility in the amount of $1,256 million, of which $411 million matures May 9, 2012 and $845 million matures November 30, 2014, subject to certain conditions, (ii) the $225 million Term Loan A-2, and (iii) the $175 million Term Loan B-3. Net proceeds from the Term Loan A-2 and Term Loan B-3, together with cash on hand, were used to repay the remaining balance of the existing term loan A-1 and term loan B-1 and pay fees and expenses associated with the Seventh Credit Agreement. See “— Senior Secured Credit Facilities” in Note 11 to our consolidated financial statements included in Item 8 of this Report for a description of these facilities.

During 2010, we optionally repaid in full the outstanding Term Loan A-2 and Term Loan B-3 balances of $225 million and $175 million, respectively, with cash on hand. In conjunction with the repayment of the Term Loan A-2 and the Term Loan B-3, we recorded a loss on retirement of debt of $5 million, $3 million of which was for the write-off of deferred financing fees relating to the term loans, and $2 million was related to the acceleration of interest rate swap losses that had been included in other comprehensive income.

Our Seventh Credit Agreement contains a number of covenants, including financial covenants that would impact our ability to borrow on the facility if not met and restrictive covenants that, among other things, restrict the ability to incur additional indebtedness and the payment of cash dividends on our common stock. As of December 31, 2010, we were in compliance with all of our financial covenants. See “— Debt Covenants” in Note 11 to our consolidated financial statements included in Item 8 of this Report for further information on additional debt covenants.

Other Capital Transactions

Senior Note Debt Repurchases.  In 2010, we entered into transactions to repurchase portions of our senior unsecured notes totaling approximately $152 million in principal amount. As a result of these transactions, we recorded a loss on retirement of debt of $10 million, including the write-off of a portion of debt issuance costs and premiums. These repurchases were funded from cash on hand.

Contractual Obligations and Commitments

The following table reflects our significant contractual obligations as of December 31, 2010:

	Less Than	One to	Three to		More Than
	One Year	Three Years	Five Years		Five Years		Total
	(Dollars in millions)

Short-term borrowings	$23	$—	$—		$—		$23
Long-term debt obligations	12	69	1,030	(b)	738		1,849
Capital lease obligations	8	9	5		8		30
Operating lease obligations	84	110	81		77		352
Projected interest payment on long-term debt(a)	129	249	162		96		636
Transaction and Monitoring Fee Agreement	5	10	10		—	(c)	25(c	)

Total	$261	$447	$1,288		$919		$2,915

(a)	Long term debt includes both fixed rate and variable rate obligations. As of December 31, 2010, approximately 1% of our total debt was at variable interest rates. The projected interest payment obligations are based upon (1) fixed rates where appropriate and (2) projected London Interbank Borrowing Rates (LIBOR) obtained from third parties plus applicable margins as of the current balance sheet date for variable rate obligations. The projected interest payment obligations are also based upon debt outstanding at the balance sheet date and assumes retirement at scheduled maturity dates.

(b)	In accordance with ASC 470-20, “Debt,” upon issuance of our exchangeable notes a debt discount was recognized as a decrease in debt and an increase in equity. Accordingly, the fair value and carrying value of long-term fixed rate debt is net of the unamortized discount of $56 million as of December 31, 2010. The debt discount does not affect the actual amount we are required to repay, therefore it is included in the contractual obligation table but is not reflected in the carrying value disclosed in Note 11 of this Report.

(c)	The Transaction and Monitoring Fee Agreement was entered into with Blackstone in February 2003 and has a fairly indefinite term. The agreement terminates when Blackstone owns less than 5% of our outstanding shares or when we and Blackstone mutually agree.

We have unrecognized tax benefits amounting to $172 million. However, due to a high degree of uncertainty regarding the timing of such future cash outflows, reasonable estimates cannot be made regarding the period of cash settlement with the applicable taxing authority.

In addition to the obligations discussed above, we sponsor defined benefit pension plans that cover a significant portion of our U.S. employees and certain non-U.S. employees. Commencing in 2008, our pension plans in the U.S. are funded in conformity with the Pension Protection Act of 2006. Funding for our pension plans in other countries is based upon actuarial recommendations or statutory requirements. In 2011, our minimum expected funding is $1 million for our U.S. pension plans and $41 million for pension plans in the rest of the world, however, we may, at our discretion, make additional contributions.

As of October 31, 2010, the U.K. Plan had a deficit of $620 million, as estimated by the Plan’s actuary. We and the plan fiduciaries/trustees agreed on a deficit recovery plan where we are to make annual contributions of £20 million to the Plan through March 2019. These contributions, in conjunction with investment performance, are expected to eliminate the deficit by that date. In addition to the 2010 payment, we accelerated the contributions otherwise due in 2011 and 2012 into 2010, resulting in total contributions in 2010 of £60 million, or $93 million. Required contributions to the Plan will resume in 2013, however, we may, at our discretion, make contributions during 2011 and 2012.

We sponsor OPEB plans that cover the majority of our U.S. and certain non-U.S. retirees and provide for benefits to eligible employees and dependents upon retirement. We are subject to increased OPEB cash costs due to, among other factors, rising health care costs. We fund our OPEB obligations on a pay-as-you-go basis. In 2011, we expect to contribute approximately $42 million to our OPEB plans.

We also have liabilities recorded for various environmental matters. As of December 31, 2010, we had reserves for environmental matters of $61 million. We expect to pay approximately $13 million in 2011 in relation to these matters.

In addition to the contractual obligations and commitments noted above, we have contingent obligations in the form of severance and bonus payments for our executive officers. We have no unconditional purchase obligations other than those related to inventory, services, tooling and property, plant and equipment in the ordinary course of business.

Other Commitments.  Continuing pressure from customers to reduce prices is characteristic of the automotive parts industry. Historically, we have taken steps to reduce costs and minimize and/or resist price reductions; however, to the extent we are unsuccessful at resisting price reductions, or are not able to offset price reductions through improved operating efficiencies and reduced expenditures, such price reductions may have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to pricing concerns, customers continue to seek changes in terms and conditions in our contracts concerning warranty and recall participation and payment terms on product shipped. We believe that the likely resolution of these proposed modifications will not have a material adverse effect on our financial condition, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have material off-balance sheet arrangements. Also, we do not have guarantees related to unconsolidated entities, which have, or are reasonably likely to have, a material current or future effect on our financial position, results of operations or cash flows.

Environmental Matters and other Contingencies

The information concerning various claims, lawsuits and administrative proceedings contained in Note 17 to our consolidated financial statements included in Item 8 of this Report is incorporated herein by reference. The additional information concerning environmental matters included in Item 1 “Business — Environmental Matters” of this Report is incorporated herein by reference.

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements included in Item 8 of this Report for a discussion of recently issued accounting pronouncements.

Outlook

We expect full year 2011 sales to be in the range of $14.9 billion to $15.3 billion, including first quarter sales of approximately $3.9 billion. These sales figures are based on expected 2011 production levels of 12.7 million units in North America, 18.7 million units in Europe, continued strong growth in our fastest growing market, China, and our expectations for foreign currency exchange rates.

During 2010, vehicle production continued an upward trend. North America experienced a slow and steady increase in production from 2009, which is expected to continue in the near-term. In Europe, production levels were significantly higher compared with 2009, however, we expect that they will stabilize in the near-term. Despite the various challenges that the industry faces (such as the impact of macroeconomic conditions and fluctuating production levels and commodity prices), we are confident that we will manage through them successfully. We continue to expect that full recovery of the automotive industry will be a gradual process.

Growth in the rest of the world, such as China and Brazil, continued at a robust pace in 2010. We expect this growth to continue in 2011 and beyond. Establishing the appropriate levels of capital, infrastructure, and engineering investment to support expansion in these areas will become increasingly important as these regions become a more substantial portion of our business.

We believe that our liquidity, continued focus on controlling costs, leading technology portfolio and our business prospects, particularly in developing markets, driven by the continued focus on safety in vehicles, provide a firm foundation for continued profitability.

We continue to be exposed to the potential inflationary impact of certain commodities such as ferrous metals, base metals, yarns, resins and other petroleum-based products as well as energy costs. As production increases, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. Although the impact of commodity inflation may not affect us immediately, it is typically evidenced by near-term contribution margin contraction and can put significant operational and financial burdens on us and our suppliers.

We remain concerned about the viability of the Tier 2 and Tier 3 supply base as they face financial difficulties in the current environment due to increased working capital requirements resulting from increased production levels and commodity inflationary pressures. The inability of any major supplier to meet its commitments could negatively impact us either directly or by negatively affecting our customers. While we continue our efforts to mitigate the impact of our suppliers’ financial distress on our financial results, our efforts may be insufficient and the pressures may worsen, thereby potentially having a negative impact on our future results.

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

Our primary market risk arises from fluctuations in foreign currency exchange rates, interest rates and commodity prices. We manage foreign currency exchange rate risk, interest rate risk and, to a lesser extent, commodity price risk by utilizing various derivative instruments. We limit the use of such instruments to hedging activities; we do not use such instruments for speculative or trading purposes. If we did not use derivative instruments, our exposure to such risks would be higher. We are exposed to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. We attempt to manage this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to fully satisfy their obligations under the contracts. However, given historical disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, there is no guarantee that the financial institutions with whom we contract will be able to fully satisfy their contractual obligations.

Foreign Currency Exchange Rate Risk.  We utilize derivative financial instruments to manage foreign currency exchange rate risks. We enter into forward contracts and, to a lesser extent, options to hedge portions of our foreign currency denominated forecasted revenues, purchases and the subsequent cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument.

During 2010, we repaid approximately $520 million of our U.S. dollar-denominated debt resulting in an increase in the percentage of debt denominated in foreign currencies compared to total debt. As of December 31, 2010, approximately 24% of our total debt was in foreign currencies, as compared to 19% as of December 31, 2009.

Interest Rate Risk.  We are subject to interest rate risk in connection with variable- and fixed-rate debt. In order to manage interest costs, we may occasionally utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. As of December 31, 2010, approximately 1% of our total debt was at variable interest rates, as compared to 18% (or 5% when considering the effect of interest rate swaps) as of December 31, 2009.

Commodity Price Risk.  From time to time, we may utilize derivative financial instruments to manage select commodity price risks. Forward purchase agreements generally meet the criteria to be accounted for as normal purchases. Forward purchase agreements which do not or no longer meet these criteria are classified and accounted for as derivatives.

Sensitivity Analysis.  We utilize a sensitivity analysis model to calculate the fair value, cash flows or statement of operations impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of December 31, 2010 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed. The results of the sensitivity model calculations follow:

	Assuming a	Assuming a	Favorable
	10% U.S.$	10% U.S.$	(Unfavorable)
Market Risk	Strengthening	Weakening	Change in
	(Dollars in millions)

Foreign Currency Rate Sensitivity:
— Forward sales contracts of U.S.$ and net purchased U.S.$ put options	$(53)	$55	Fair value
— Forward purchase contracts of U.S.$ and net purchased U.S.$ call options	$21	$(21)	Fair value
— Foreign currency denominated debt	$43	$(43)	Fair value

	Assuming a	Assuming a	Favorable
	10% Increase	10% Decrease	(Unfavorable)
	in Rates	in Rates	Change in
(Dollars in millions)

Interest Rate Sensitivity:
Debt
— Fixed rate	$38	$(39)	Fair value
— Variable rate	$—	$—	Cash flow

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRW Automotive Holdings Corp.

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
	(In millions, except per share amounts)

Sales	$14,383	$11,614	$14,995
Cost of sales	12,661	10,708	13,977

Gross profit	1,722	906	1,018
Administrative and selling expenses	509	484	523
Amortization of intangible assets	22	21	31
Restructuring charges and fixed asset impairments	45	100	145
Goodwill impairments	—	—	458
Intangible asset impairments	—	30	329
Other (income) expense — net	(38)	(18)	—

Operating income (losses)	1,184	289	(468)
Interest expense — net	162	190	184
(Gain) loss on retirement of debt — net	15	(26)	—
Equity in (earnings) losses of affiliates, net of tax	(34)	(15)	(14)

Earnings (losses) before income taxes	1,041	140	(638)
Income tax expense (benefit)	166	67	126

Net earnings (losses)	875	73	(764)
Less: Net earnings attributable to noncontrolling interest, net of tax	41	18	15

Net earnings (losses) attributable to TRW	$834	$55	$(779)

Basic earnings (losses) per share:
Earnings (losses) per share	$6.96	$0.51	$(7.71)

Weighted average shares outstanding	119.8	107.8	101.1

Diluted earnings (losses) per share:
Earnings (losses) per share	$6.49	$0.51	$(7.71)

Weighted average shares outstanding	131.3	108.7	101.1

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Balance Sheets

	As of December 31,
	2010	2009
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$1,078	$788
Accounts receivable — net	2,087	1,943
Inventories	760	660
Prepaid expenses and other current assets	126	135
Deferred income taxes	89	66

Total current assets	4,140	3,592
Property, plant and equipment — net	2,100	2,334
Goodwill	1,761	1,768
Intangible assets — net	304	324
Pension assets	454	179
Deferred income taxes	83	138
Other assets	446	397

Total assets	$9,288	$8,732

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$23	$18
Current portion of long-term debt	20	28
Trade accounts payable	2,079	1,912
Accrued compensation	251	256
Income taxes	50	26
Other current liabilities	1,096	1,068

Total current liabilities	3,519	3,308
Long-term debt	1,803	2,325
Postretirement benefits other than pensions	453	479
Pension benefits	681	804
Deferred income taxes	95	34
Long-term liabilities	499	473

Total liabilities	7,050	7,423
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,638	1,553
Retained earnings (accumulated deficit)	511	(323)
Accumulated other comprehensive earnings (losses)	(87)	(71)

Total TRW stockholders’ equity	2,063	1,160
Noncontrolling interest	175	149

Total equity	2,238	1,309

Total liabilities and equity	$9,288	$8,732

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Operating Activities
Net earnings (losses)	$875	$73	$(764)
Adjustments to reconcile net earnings (losses) to net cash provided by (used in) operating activities:
Depreciation and amortization	469	495	576
Net pension and other postretirement benefits income and contributions	(407)	(234)	(192)
Net (gain) loss on sales of assets	(3)	(4)	(5)
Amortization of debt issuance costs	12	7	3
Net (gain) loss on retirement of debt	15	(26)	—
Fixed asset impairment charges	(1)	17	87
Goodwill and intangible asset impairment charges	—	30	787
Deferred income taxes	56	(4)	12
Share-based compensation expense	13	14	20
Exchangeable bond premium amortization	9	—	—
Other — net	(22)	7	(7)
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable — net	(188)	(312)	612
Inventories	(113)	63	91
Trade accounts payable	223	47	(460)
Prepaid expense and other assets	(14)	151	(67)
Other liabilities	128	131	80

Net cash provided by (used in) operating activities	1,052	455	773
Investing Activities
Capital expenditures, including other intangible assets	(294)	(201)	(482)
Acquisitions of businesses, net of cash acquired	—	—	(40)
Net proceeds from asset sales	7	4	15
Other — net	(2)	—	—

Net cash provided by (used in) investing activities	(289)	(197)	(507)
Financing Activities
Change in short-term debt	4	(48)	6
Net (repayments on) proceeds from revolving credit facility	—	(203)	(229)
Proceeds from issuance of long-term debt, net of fees	53	1,960	6
Redemption of long-term debt	(581)	(2,225)	(68)
Proceeds from issuance of capital stock, net of fees	—	269	—
Proceeds from exercise of stock options	76	6	4
Dividends paid to noncontrolling interest	(20)	(9)	(6)
Capital contribution from noncontrolling interest	5	—	—

Net cash provided by (used in) financing activities	(463)	(250)	(287)
Effect of exchange rate changes on cash	(10)	24	(118)

Increase (decrease) in cash and cash equivalents	290	32	(139)
Cash and cash equivalents at beginning of period	788	756	895

Cash and cash equivalents at end of period	$1,078	$788	$756

Supplemental Cash Flow Information:
Interest paid	$155	$192	$191
Income tax paid — net	$76	$61	$148

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

	As of December 31,
	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
	(In millions, except for share amounts)

Capital Stock and Paid-in-Capital
Beginning Balance	117,894,443	$1,554	101,172,769	$1,200	100,629,495	$1,177
Sale of common stock under stock option plans	4,250,959	76	340,957	6	266,254	—
Issuance of common stock upon vesting of restricted stock units	320,452	(5)	280,717	—	277,020	—
Shares issued in public offering	—	—	16,100,000	269	—	—
Share-based compensation expense		13		14		20
Tax benefits on share-based compensation		1		—		3
Equity component of 3.5% exchangeable notes		—		65		—

Ending Balance	122,465,854	$1,639	117,894,443	$1,554	101,172,769	$1,200

Retained Earnings (Accumulated Deficit)
Beginning Balance		$(323)		$(378)		$398
Net earnings (losses) attributable to TRW		834		55		(779)
Impact of change in measurement date on benefit plans		—		—		3

Ending Balance		$511		$(323)		$(378)

Accumulated Other Comprehensive Earnings (Losses)
Beginning Balance		$(71)		$309		$1,617
Foreign currency translation		12		126		(367)
Retirement obligations, net of tax(a)		(35)		(648)		(804)
Deferred cash flow hedges, net of tax(b)		7		142		(137)

Ending Balance		$(87)		$(71)		$309

Total TRW Stockholders’ Equity
Beginning Balance		$1,160		$1,131		$3,192
Change in capital stock and paid-in-capital		85		354		23
Change in retained earnings (accumulated deficit)		834		55		(776)
Change in accumulated other comprehensive earnings (losses)		(16)		(380)		(1,308)

Ending Balance		$2,063		$1,160		$1,131

Noncontrolling Interest
Beginning Balance		$149		$137		$134
Net earnings (losses)		41		18		15
Foreign currency translation		—		3		(5)
Cash dividends paid to noncontrolling interest		(20)		(9)		(7)
Capital contribution from noncontrolling interest		5		—		—

Ending Balance		$175		$149		$137

Total Equity		$2,238		$1,309		$1,268

Comprehensive Earnings (Losses)
Net earnings (losses)		$875		$73		$(764)
Foreign currency translation		12		129		(372)
Retirement obligations, net of tax(a)		(35)		(648)		(804)
Deferred cash flow hedges, net of tax(b)		7		142		(137)
Impact of change in measurement date on benefit plans		—		—		3

Total comprehensive earnings (losses)		$859		$(304)		$(2,074)

(a)	Tax on retirement obligations for the years ended December 31, 2010, 2009 and 2008 was $(39) million, $227 million, and $161 million, respectively.

(b)	Tax on deferred cash flow hedges as of December 31, 2010, 2009 and 2008 was $(3) million, $(28) million, and $30 million, respectively.

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements

1.	Description of Business

TRW Automotive Holdings Corp. (also referred to herein as the “Company”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and related aftermarkets. The Company conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily airbags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). The Company operates its business along four segments: Chassis Systems, Occupant Safety Systems, Electronics and Automotive Components. The Company is primarily a “Tier 1” supplier (a supplier that sells to OEMs). In 2010, approximately 85% of the Company’s end-customer sales were to major OEMs.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Summary of Significant Accounting Policies

Principles of Consolidation.  The Company’s consolidation policy requires the consolidation of entities where a controlling financial interest is held, as well as consolidation of variable interest entities (“VIEs”) in which the Company is determined to have a controlling financial interest in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidations.” Investments in 20% to 50% owned affiliates, which are not required to be consolidated, are accounted for under the equity method and presented in other assets in the consolidated balance sheets. Equity in earnings from these investments is presented separately in the consolidated statements of operations, net of tax. Intercompany accounts are eliminated.

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

Foreign Currency.  The financial statements of foreign subsidiaries are translated to U.S. dollars at end-of-period exchange rates for assets and liabilities and an average exchange rate for each period for revenues and expenses. Translation adjustments for those subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive earnings (losses) in stockholders’ equity. Transaction gains and losses arising from fluctuations in foreign currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred, except for those transactions which hedge purchase commitments and for those intercompany balances which are designated as being of a long-term investment nature.

Revenue Recognition.  Sales are recognized in accordance with the criteria outlined in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that sales be recognized when there is persuasive evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collection of related billings is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title and risk of loss under standard commercial terms (typically F.O.B. shipping point). In those limited instances where other terms are negotiated and agreed, revenue is recorded when title and risk of loss are transferred to the customer.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Earnings (Losses) per Share.  Basic earnings (losses) per share are calculated by dividing net earnings (losses) by the weighted average shares outstanding during the period. Diluted earnings (losses) per share reflect the weighted average dilutive impact of all potentially dilutive securities from the date of issuance, including stock options, restricted stock units and stock-settled stock appreciation rights. Further, if the inclusion of shares potentially issuable for the Company’s 3.50% exchangeable senior unsecured notes (see Note 11) is more dilutive than the inclusion of the interest expense for those exchangeable notes, the Company utilizes the “if-converted” method to calculate diluted earnings per share. Under the if-converted method, the Company adjusts net earnings to add back interest expense and amortization of the discount recognized on the exchangeable notes and includes the number of shares potentially issuable related to the exchangeable notes in the weighted average shares outstanding.

If the average market price of the Company’s common stock exceeds the exercise price of stock options outstanding or the fair market value on the date of grant of the stock-settled stock appreciation rights, the treasury stock method is used to determine the incremental number of shares to be included in the diluted earnings per share computation.

Net earnings (losses) attributable to TRW and the weighted average shares outstanding used in calculating basic and diluted earnings (losses) per share were:

	Years Ended December 31,
	2010	2009	2008
	(In millions, except per share amounts)

Net earnings (losses) attributable to TRW	$834	$55	$(779)
Interest expense on exchangeable notes, net of tax of zero	9	—	—
Amortization of discount on exchangeable notes, net of tax of zero	9	—	—

Net earnings (losses) attributable to TRW for purposes of calculating diluted earnings (losses) per share	$852	$55	$(779)

Basic:
Weighted average shares outstanding	119.8	107.8	101.1

Basic earnings (losses) per share	$6.96	$0.51	$(7.71)

Diluted:
Weighted average shares outstanding	119.8	107.8	101.1
Effect of dilutive stock options, restricted stock units and stock-settled stock appreciation rights	2.7	0.9	—
Shares applicable to exchangeable notes	8.8	—	—

Diluted weighted average shares outstanding	131.3	108.7	101.1

Diluted earnings (losses) per share	$6.49	$0.51	$(7.71)

For the year ended December 31, 2010 and 2009, the number of securities excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive was de minimis and 3.2 million, respectively. For the year ended December 31, 2008, 8.6 million securities were excluded from the calculation of diluted loss per share because the inclusion of any such securities in the calculation would have been anti-dilutive due to the net loss.

In addition, shares potentially issuable for the exchangeable notes were not included in the calculation of earnings (losses) per share for the year ended December 31, 2009 because inclusion of the shares would have been less dilutive than inclusion of interest expense.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents.  Cash and cash equivalents include all highly liquid investments with remaining maturity dates of three months or less at time of purchase.

Accounts Receivable.  Receivables are stated at amounts estimated by management to be the net realizable value. An allowance for doubtful accounts is recorded when it is probable amounts will not be collected based on specific identification of customer circumstances or age of the receivable. The allowance for doubtful accounts was $29 million and $40 million as of December 31, 2010 and 2009, respectively. Accounts receivable are written off when it becomes apparent such amounts will not be collected. Collateral is not typically required, nor is interest charged on accounts receivable balances.

Inventories.  Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method. Cost includes the cost of materials, direct labor, in-bound freight and the applicable share of manufacturing overhead.

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

Product Tooling.  Product tooling is tooling that is limited to the manufacture of a specific part or parts of the same basic design. Product tooling includes dies, patterns, molds and jigs. Customer-owned tooling for which reimbursement was contractually guaranteed by the customer is classified in other assets on the consolidated balance sheets. When contractually guaranteed charges are approved for billing to the customer, such charges are reclassified into accounts receivable. Customer-owned tooling for which the Company has a non-cancellable right to use the tooling is classified in other assets on the consolidated balance sheet. Tooling owned by the Company is capitalized as property, plant and equipment, and amortized as cost of sales over its estimated economic life, not to exceed five years.

Pre-production Costs.  Pre-production engineering and research and development costs for which the customer does not contractually guarantee reimbursement are expensed as incurred.

Goodwill and Other Intangible Assets.  Goodwill and other indefinite-lived intangible assets are subject to impairment analysis annually, or more frequently if an event occurs or circumstances indicate the carrying amount may be impaired. Goodwill impairment testing is performed at the reporting unit level. The fair value of each reporting unit is determined and compared to the carrying value. If the carrying value exceeds the fair value, then possible goodwill impairment may exist and further evaluation is required.

Indefinite-lived intangible assets are tested for impairment by comparing the fair value to the carrying value. If the carrying value exceeds the fair value, the asset is adjusted to fair value. Other definite-lived intangible assets are amortized over their estimated useful lives, and tested for impairment in accordance with the methodology discussed in “Asset Impairment Losses.”

Asset Impairment Losses.  Asset impairment losses are recorded on long-lived assets and definite-lived intangible assets when events and circumstances indicate that such assets may be impaired and the projected undiscounted net cash flows to be generated by those assets are less than their carrying amounts. If estimated future

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are adjusted to their fair values. Fair value is determined using appraisals or discounted cash flow calculations.

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

Debt Issuance Costs.  The costs related to the issuance of long-term debt are deferred and amortized into interest expense over the life of each respective debt issuance. Deferred amounts associated with debt extinguished prior to maturity are expensed upon extinguishment as a loss on retirement of debt.

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

The following table presents the movement in the product warranty liability for the periods indicated:

	Years Ended
	December 31,
	2010	2009
	(Dollars in millions)

Beginning balance	$118	$108
Current period accruals, net of changes in estimates	67	63
Used for purposes intended	(59)	(58)
Effects of foreign currency translation	(2)	5

Ending balance	$124	$118

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

Research and Development.  Research and development programs include research and development for commercial products. Costs for such programs are expensed as incurred. Any reimbursements received from customers are netted against such expenses. Research and development expenses were $132 million, $134 million, and $179 million for the years ended December 31, 2010, 2009, and 2008, respectively. The 2009 and 2008 expenses have been adjusted to correspond with 2010 classifications.

Shipping and Handling.  Shipping costs include payments to third-party shippers to move products to customers. Handling costs include costs from the point the products were removed from finished goods inventory to when provided to the shipper. Shipping and handling costs are expensed as incurred as cost of sales.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Income Taxes.  Income taxes are accounted for in accordance with ASC 740, “Income Taxes,” under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized to reduce the deferred tax assets to the amount management believes is more likely than not to be realized.

Financial Instruments.  The Company follows ASC 815, “Derivatives and Hedging,” in accounting for financial instruments. Under ASC 815, the gain or loss on derivative instruments that have been designated and qualify as hedges of the exposure to changes in the fair value of an asset or a liability, as well as the offsetting gain or loss on the hedged item, are recognized in net earnings (losses) during the period of the change in fair values. For derivative instruments that have been designated and qualify as hedges of the exposure to variability in expected future cash flows, the gain or loss on the derivative is initially reported as a component of other comprehensive earnings and reclassified to the consolidated statement of operations when the underlying hedged transaction affects net earnings. Any gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in net earnings (losses) during the period of change. Derivatives not designated as hedges are adjusted to fair value through net earnings (losses).

Share-based Compensation.  The Company recognizes compensation expense related to time-vested stock options, stock-settled stock appreciation rights and restricted stock units subject to graded vesting using the straight-line method over the applicable service period, in accordance with ASC 718, “Compensation — Stock Compensation.”

Share-based awards that are settled in cash are subject to liability accounting. Accordingly, the fair value for such awards are calculated on a quarterly basis based generally on a lattice model and the liability is adjusted, and expense is recognized, based on changes to the fair value and the percentage of time vested.

Accumulated Other Comprehensive Earnings (Losses).  The components of accumulated other comprehensive earnings (losses), net of related tax, (excluding noncontrolling interest) are as follows:

	As of December 31,
	2010	2009
	(Dollars in millions)

Foreign currency translation, net	$158	$146
Retirement obligations, net	(253)	(218)
Unrealized net losses on cash flow hedges, net	8	1

Accumulated other comprehensive earnings (losses)	$(87)	$(71)

Recently Adopted Accounting Pronouncements.  In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820),” which amends ASC 820. ASU No. 2010-06 requires disclosures of significant transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2010-06 further requires entities to report, on a gross basis, activity in the Level 3 fair value measurement reconciliation beginning on January 1, 2011. The January 1, 2010 adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation 46(R) (FIN 46(R)),” which has been codified as ASU No. 2009-17. ASU No. 2009-17 requires that the assessment of whether an entity has a controlling financial interest in a VIE must be performed on an ongoing basis. ASU No. 2009-17 also requires that the assessment to determine if an entity has a controlling

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

financial interest in a VIE must be qualitative in nature, and eliminates the quantitative assessment required in ASC 810. The January 1, 2010 adoption of ASU No. 2009-17 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an Amendment of SFAS No. 140,” which has been codified as ASU No. 2009-16. ASU No. 2009-16 eliminates the concept of a qualified special-purpose entity from GAAP. ASU No. 2009-16 also clarifies the language surrounding when a transferor of financial assets has surrendered control over the transferred financial assets. ASU No. 2009-16 establishes additional guidelines for the recognition of a sale related to the transfer of a portion of a financial asset, and requires that all transfers be measured at fair value. The January 1, 2010 adoption of ASU No. 2009-16 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements.  In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force,” which amends ASC 605. ASU No. 2009-13 establishes a selling price hierarchy of vendor-specific objective evidence (“VSOE”), followed by third party evidence, followed by estimated selling price for the good or service, in that order. ASU No. 2009-13 is effective, on a prospective basis, for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU No. 09-13 will not have a material impact on the Company’s consolidated financial statements.

3.	Inventories

The major classes of inventory are as follows:

	As of December 31,
	2010	2009
	(Dollars in millions)

Finished products and work in process	$369	$342
Raw materials and supplies	391	318

Total inventories	$760	$660

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

4.	Property, Plant and Equipment

The major classes of property, plant and equipment are as follows:

	As of December 31,
	2010	2009
	(Dollars in millions)

Property, plant and equipment:
Land and improvements	$235	$237
Buildings	746	771
Machinery and equipment	4,487	4,427
Computers and capitalized software	92	86

	5,560	5,521
Accumulated depreciation and amortization:
Land and improvements	(28)	(23)
Buildings	(332)	(310)
Machinery and equipment	(3,016)	(2,778)
Computers and capitalized software	(84)	(76)

	(3,460)	(3,187)

Total property, plant and equipment — net	$2,100	$2,334

Depreciation expense was $447 million, $474 million, and $545 million for the years ended December 31, 2010, 2009 and 2008, respectively.

5.	Goodwill and Intangible Assets

Goodwill

In the first quarter of 2009, the Company began to manage and report on the Electronics business separately from its other reporting units. The Electronics segment was derived from the Chassis Systems and Occupant Safety Systems segments. In 2009, goodwill was reallocated using a relative fair value allocation approach, consistent with the guidance under ASC 350, “Intangibles — Goodwill and Other.”

The changes in goodwill are as follows:

		Occupant
	Chassis	Safety		Automotive
	Systems	Systems	Electronics	Components
	Segment	Segment	Segment	Segment	Total
	(Dollars in millions)

Balance as of December 31, 2008	$831	$934	$—	$—	$1,765
Allocation of goodwill due to change in segment reporting	(31)	(392)	423	—	—
Effects of foreign currency translation	—	3	—	—	3

Balance as of December 31, 2009	$800	$545	$423	$—	$1,768
Effects of foreign currency translation	—	(7)	—	—	(7)

Balance as of December 31, 2010	$800	$538	$423	$—	$1,761

Annual Impairment Analysis.  The Company performed its annual impairment analysis of goodwill for its Chassis Systems, Occupant Safety Systems and Electronics segments as of October 31, 2010 and 2009. Goodwill

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

impairment testing is performed at the reporting unit level. The 2010 and 2009 impairment tests indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount, and as such, no reporting unit was at risk of impairment.

Due to the economic downturn in 2008 and, as a result of the annual impairment analysis performed as of October 31, 2008, the Company recorded an impairment loss of $458 million, which represented all of the goodwill for the Automotive Components segment. No other goodwill impairments have been recognized by the Company since its inception in February 2003.

Intangible assets

The Company reviews its definite-lived intangible assets for impairment when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows to be generated by those assets are less than their carrying value. If the undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value.

During the first quarter of 2009, the Company identified an indicator of impairment related to its trademarks and accordingly performed an impairment test in accordance with ASC 350. The Company determined that one of its trademark intangible assets was impaired and recognized a $30 million impairment loss during the first quarter. The Company performed its annual impairment analysis as of October 31, 2010 and 2009, and concluded that no further impairment existed as of the testing dates.

As part of the Company’s 2008 annual impairment analysis, the Company identified indicators of impairment and recorded impairment losses related to customer relationships of $329 million. As a result of the triggering event identified in 2008, the Company re-evaluated the amortization of its customer relationships and concluded that the remaining useful life was 5 years.

The following table reflects intangible assets and related accumulated amortization:

	As of			As of
	December 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$67	$(36)	$31	$67	$(25)	$42
Developed technology and other intangible assets	92	(82)	10	90	(71)	19

Total	159	$(118)	41	157	$(96)	61

Indefinite-lived intangible assets:
Trademarks	263		263	263		263

Total	$422		$304	$420		$324

The weighted average amortization periods for intangible assets subject to amortization are as follows:

Weighted Average
Amortization Period

Customer relationships	5 years
Developed technology and other intangible assets	8 years

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The Company expects that ongoing amortization expense will approximate the following:

(Dollars in millions)

Fiscal year 2011	$14
Fiscal year 2012	11
Fiscal year 2013	11
2014 and beyond	5

For intangible assets that are eligible for renewal or extension, the Company expenses all costs associated with obtaining the renewal or extension.

6.	Other (Income) Expense — Net

The following table provides details of other (income) expense — net:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Net provision for bad debts	$2	$11	$8
Net (gains) losses on sales of assets	(3)	(4)	(5)
Foreign currency exchange (gains) losses	(10)	11	37
Royalty and grant income	(16)	(28)	(23)
Litigation charges related to legacy pension	8	—	—
Miscellaneous other (income) expense	(19)	(8)	(17)

Other (income) expense — net	$(38)	$(18)	$—

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

7.	Income Taxes

Income tax expense for each of the periods presented is as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)

The components of earnings (losses) before income taxes are as follows:
U.S.	$390	$82	$(852)
Non-U.S.	651	58	214

	$1,041	$140	$(638)

Significant components of the provision for income taxes are as follows:
Current
U.S. Federal	$—	$(1)	$(1)

Non-U.S.	108	72	114
U.S. State and Local	2	—	1

Total current	110	71	114

Deferred
U.S. Federal	8	(2)	1
Non-U.S.	48	(2)	11
U.S. State and Local	—	—	—
Total deferred	56	(4)	12

Income tax expense	$166	$67	$126

The reconciliation of income taxes calculated at the U.S. Federal statutory income tax rate of 35% to income tax expense is:
Income taxes at U.S. statutory rate	$364	$49	$(223)
U.S. state and local income taxes net of U.S. federal tax benefit	—	—	1
Difference in income tax on foreign earnings, losses and remittances	(36)	1	14
Tax holidays and incentives	(23)	(17)	(13)
Valuation allowance	(144)	44	350
Intraperiod tax allocation from other comprehensive earnings	—	(5)	(2)
Nondeductible expenses	6	3	3
Other	(1)	(8)	(4)

	$166	$67	$126

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial statement purposes. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of the deferred tax assets and liabilities follows:

	As of December 31,
	2010	2009
	(Dollars in millions)

Deferred tax assets:
Pensions and postretirement benefits other than pensions	$180	$302
Inventory	39	46
Reserves and accruals	226	220
Net operating loss and credit carryforwards	795	904
Fixed assets and intangibles	56	56
Other	54	47

Total deferred tax assets	1,350	1,575
Valuation allowance for deferred tax assets	(775)	(1,011)

Net deferred tax assets	575	564

Deferred tax liabilities:
Pensions and postretirement benefits other than pensions	(109)	(59)
Fixed assets and intangibles	(189)	(169)
Undistributed earnings of foreign subsidiaries	(59)	(11)
Deferred gain	(75)	(79)
Other	(92)	(101)

Total deferred tax liabilities	(524)	(419)

Net deferred taxes	$51	$145

The Company has separately reflected the current deferred tax asset and the long term deferred tax assets and liabilities on the consolidated balance sheets for December 31, 2010 and 2009. However, the current deferred tax liability of $26 million as of December 31, 2010 and $25 million as of December 31, 2009 is included in other current liabilities on the consolidated balance sheets.

As of December 31, 2010 and 2009, the Company had deferred tax assets from domestic and foreign net operating loss and tax credit carryforwards of approximately $795 million and $904 million, respectively. Approximately $250 million of the deferred tax assets at December 31, 2010 relate to net operating loss carryforwards or tax credits that can be carried forward indefinitely with the remainder expiring between 2011 and 2030.

The Company has provided deferred income taxes for the estimated U.S. federal income tax, foreign income tax, and applicable withholding tax effects of earnings of subsidiaries expected to be distributed to the Company. Deferred income taxes have not been provided on approximately $2.5 billion of undistributed earnings of certain foreign subsidiaries as such amounts are considered to be permanently reinvested. Determination of the amount of unrecognized deferred income tax liability relating to the remittance of such undistributed earnings is not practicable.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include: historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax asset will not be realized, a valuation allowance is recorded. Management believes it is more likely than not that the net deferred tax asset in the United States and certain foreign jurisdictions may not be realized in the future. Accordingly, the Company continues to maintain a valuation allowance related to the net deferred tax assets in the United States and certain foreign jurisdictions.

There is no corresponding income tax benefit recognized with respect to losses incurred and no corresponding income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in our effective tax rate. The Company intends to maintain the valuation allowance until it is more likely than not that the net deferred tax asset will be realized. If operating results improve or deteriorate on a sustained basis, our conclusions regarding the need for a valuation allowance could change, resulting in either the reversal or initial recognition of a valuation allowance in the future, which could have a significant impact on income tax expense in the period recognized and subsequent periods.

As part of the review in determining the need for a valuation allowance, the Company assesses the potential release of existing valuation allowances. Based upon this assessment, the Company has concluded that there is more than a remote possibility that the existing valuation allowance on U.S. net deferred tax assets could be released. As of December 31, 2010, the U.S. valuation allowance is approximately $500 million. If such a release of the valuation allowance occurs, it will have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.

During 2010, the Company recorded a tax benefit of $12 million resulting from changes in assessments regarding the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets of certain subsidiaries in China, Romania, and Slovakia. During 2009, the Company recorded a tax charge of $33 million resulting from changes in assessments regarding the potential realization of deferred tax assets, consisting of a tax expense of approximately $20 million in recording a valuation allowance against the net deferred tax assets of a Spanish subsidiary, and approximately $13 million in recording a valuation allowance against the net deferred tax assets of various subsidiaries in the Czech Republic, China, and Italy.

At December 31, 2010, 2009, and 2008, the Company had $172 million, $166 million, and $213 million of gross unrecognized tax benefits, respectively. In addition, at December 31, 2010, 2009, and 2008 the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $121 million, $105 million, and $108 million, respectively. The gross unrecognized tax benefits differ from the amount that would affect the effective tax rate due to the impact of valuation allowances, and foreign country offsets relating to transfer pricing adjustments.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2010	2009	2008
	(Dollars in millions)

Balance, January 1,	$166	$213	$257
Additions based on tax positions related to the current year	16	1	2
Additions for tax positions of prior years	28	7	27
Reductions for tax positions of prior years	(22)	(44)	(37)
Reductions for settlements	(3)	(7)	(14)
Reductions due to lapse in statute of limitations	(5)	(9)	(6)
Change attributable to foreign currency translation	(8)	5	(16)

Balance, December 31,	$172	$166	$213

The Company operates globally but considers its significant tax jurisdictions to include the United States, Germany, Brazil, China, the Czech Republic, Poland, and the United Kingdom. Generally, the Company has years open to tax examination in significant tax jurisdictions from 2005 forward, with the exception of Germany which has open tax years from 2001 forward. The income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. It is possible that some or all of these examinations will conclude within the next 12 months. It is not possible at this point in time, however, to estimate whether the outcome of any examination will result in a significant change in the Company’s gross unrecognized tax benefits.

The Company recognizes interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. At December 31, 2010, 2009, and 2008, accrued interest and penalties related to unrecognized tax benefits was $30 million, $35 million, and $33 million, respectively. Tax expense for the years ended December 31, 2010, 2009, and 2008 includes net interest and penalties of $2 million in each period on unrecognized tax benefits for prior years.

Northrop Indemnifications.  As of December 31, 2010, the Company had recorded certain receivables from Northrop Grumman Corporation (“Northrop”) as a result of the indemnification provisions included in the master purchase agreement between Northrop and an affiliate of The Blackstone Group, L.P. (“Blackstone”) relating to the Company’s acquisition. Under the master purchase agreement, the Company’s liability for certain income and other tax liabilities and losses that are attributable to pre-acquisition periods was capped at $67 million. Payments that are made by the Company with respect to such liabilities that are in excess of this cap are reimbursed to the Company by Northrop. In 2007, the Company met its obligation under the cap and as a result received reimbursements of approximately $1 million, $50 million, and $6 million in 2010, 2009, and 2008 respectively, from Northrop for covered liabilities that were paid by the Company.

8.	Retirement Benefits

Pension Plans

A significant number of employees of the Company and its subsidiaries participate in the Company’s defined benefit plans or retirement/termination indemnity plans.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for the years ended December 31, 2010 and December 31, 2009 and a statement of the funded status as of December 31, 2010 and 2009:

	2010			2009
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Total accumulated benefit obligation at December 31,	$1,152	$4,381	$717	$1,082	$4,602	$741

Change in benefit obligation:
Benefit obligations at beginning of period	$1,085	$4,602	$789	$1,066	$3,651	$659
Service cost	6	—	18	10	12	16
Interest cost	63	250	39	65	248	40
Plan amendments	—	—	2	(2)	—	1
Actuarial (gain) loss	105	(47)	(18)	41	713	82
Foreign currency exchange rate changes	—	(122)	(18)	—	315	52
Curtailment / settlement (gain) loss	(33)	(5)	(3)	(6)	(32)	(3)
Plan participant contributions	—	—	—	—	2	—
Benefits paid	(67)	(297)	(49)	(89)	(307)	(58)

Benefit obligations at December 31,	1,159	4,381	760	1,085	4,602	789

Change in plan assets:
Fair value of plan assets at beginning of period	779	4,775	274	705	4,449	221
Actual return on plan assets, less plan expense	101	388	21	127	186	31
Foreign currency exchange rate changes	—	(127)	13	—	380	34
Company contributions	143	93	38	38	2	46
Plan participant contributions	—	—	—	—	2	—
Settlements	(29)	(5)	—	(2)	—	—
Transfer in	—	—	—	—	63	—
Benefits paid	(67)	(297)	(49)	(89)	(307)	(58)

Fair value of plan assets at December 31,	927	4,827	297	779	4,775	274

Funded status at December 31,	$(232)	$446	$(463)	$(306)	$173	$(515)

In 2010, certain supplemental retirement plans were settled resulting in a reduction in the obligations as well as payments of $29 million and $5 million in the U.S. and U.K., respectively. Also in 2010, the U.S. salaried pension plan was closed to future benefit accruals resulting in a reduction in the obligation of $4 million in the U.S. In 2009, the U.K. pension plan was closed to future benefit accruals, resulting in a $32 million reduction in the related benefit obligations.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table provides the amounts recognized in the consolidated balance sheets:

	As of December 31,
	2010			2009
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Non-current assets	$2	$446	$6	$1	$173	$5
Current liabilities	—	—	(22)	—	—	(23)
Long-term liabilities	(234)	—	(447)	(307)	—	(497)

Net amount recognized	$(232)	$446	$(463)	$(306)	$173	$(515)

The pre-tax amounts recognized in accumulated other comprehensive earnings (losses) consist of:

	As of December 31,
	2010			2009
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Prior service benefit (cost)	$(4)	$—	$(4)	$36	$—	$(3)
Net gain (loss)	(204)	(189)	(80)	(136)	(305)	(98)

Accumulated other comprehensive earnings (loss)	$(208)	$(189)	$(84)	$(100)	$(305)	$(101)

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	As of December 31,
	2010		2009
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Projected benefit obligation	$1,138	$726	$1,065	$755
Accumulated benefit obligation	1,132	683	1,062	709
Fair value of assets	904	257	758	237

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table provides the components of net pension cost (income) and other amounts recognized in other comprehensive (earnings) loss for the Company’s defined benefit pension plans and defined contribution plans:

	Years Ended December 31,
	2010			2009			2008
			Rest of			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Net pension cost (income)
Defined benefit plans:
Service cost	$6	$—	$18	$10	$12	$16	$18	$32	$20
Interest cost	63	250	39	65	248	40	63	294	41
Expected return on plan assets	(77)	(327)	(21)	(81)	(339)	(18)	(83)	(387)	(19)
Curtailment/Settlement (gain) loss	(26)	1	(1)	1	—	—	(1)	—	—
Amortization of prior service (benefit) cost	(5)	—	—	(5)	—	—	(9)	—	1
Amortization of net (gain) loss	—	—	2	(2)	(28)	(1)	(5)	—	—

Defined benefit plans	(39)	(76)	37	(12)	(107)	37	(17)	(61)	43
Defined contribution plans cost	12	—	12	3	—	10	13	—	13

Net pension cost (income)	(27)	(76)	49	(9)	(107)	47	(4)	(61)	56

Other changes in plan assets and benefit obligations recognized in other comprehensive (earnings) loss
Prior service (benefit) cost	35	—	1	4	—	(4)	15	—	1
Net (gain) loss	68	(116)	(16)	(10)	735	76	372	596	(1)
Amortization of prior service benefit (cost)	5	—	—	5	—	—	9	—	(1)
Amortization of net gain (loss)	—	—	(2)	2	28	1	5	—	—

Total recognized in other comprehensive (earnings) loss	108	(116)	(17)	1	763	73	401	596	(1)

Total recognized net pension (income) cost and other comprehensive (earnings) loss	$81	$(192)	$32	$(8)	$656	$120	$397	$535	$55

During the year ended December 31, 2010, the Company recorded a gain of $35 million related to the curtailment of the U.S. salaried pension plan, partially offset by a $9 million loss on settlement of certain supplemental retirement plans in the U.S.

The amounts that will be amortized from accumulated other comprehensive earnings over the next fiscal year are not material.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Plan Assumptions.  The weighted-average assumptions used to determine net periodic benefit cost were:

	Years Ended December 31,
	2010			2009			2008
			Rest of			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World	U.S.	U.K.	World

Discount rate	6.00%	5.75%	5.27%	6.25%	6.50%	6.22%	6.00%	5.75%	5.35%
Expected long-term return on plan assets	8.36%	6.50%	6.69%	8.50%	6.75%	6.56%	8.50%	6.75%	6.73%
Rate of increase in compensation levels	4.00%	N/A	2.84%	4.00%	3.75%	2.84%	4.00%	3.75%	2.90%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In 2009, the U.K. pension plan was closed to future benefits, therefore the rate of increase in compensation was not applicable in determining the net period benefit cost for 2010 or in determining the benefit obligation as of December 31, 2010 and 2009.

The weighted-average assumptions used to calculate the benefit obligations were:

	As of December 31,
	2010			2009
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World

Discount rate	5.50%	5.50%	5.44%	6.00%	5.75%	5.27%
Rate of increase in compensation levels	4.78%	N/A	2.89%	4.00%	N/A	2.84%

Plan Assets.  The U.S. and U.K. plan assets represent approximately 95% of the total plan assets of defined benefit plans. All remaining assets are deemed immaterial and not reflected below.

In 2009, the U.K. pension plan became the beneficiary of certain assets of a separate and unrelated benefit trust. Such assets approximated $63 million and are reflected above in the change in assets as a transfer in.

The Company and fiduciaries have set target investment allocations for its U.S. and U.K. plan assets. The U.S. plan seeks a target allocation of 60% in equity investments and 40% in fixed income investments. The U.K. plan fiduciaries set the asset allocation to achieve a rate of return in excess of the discount rate used for liability valuation purposes. As of December 31, 2010, this resulted in an asset allocation of 15% in equity and structured equity investments, 48% in fixed income investments, 6% in real estate, and 31% in cash and other investments. Equity investments include investments in large-cap and mid-cap companies and mutual funds located throughout the world. Structured equity investments include equity option “collar” structures which reduce the outright exposure to falls in the levels of underlying equity markets. Fixed income securities include corporate bonds of companies from diversified industries. Real estate includes investments in real estate and funds that invest in real estate. Cash and other investments primarily include cash held by the plan, U.K. government treasuries and certain types of derivative instruments including interest rate and inflation swaps that are utilized to manage risks associated with the assets held by the plan.

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

In 2009, the Trustees for the U.K. pension plan approved a realignment of the existing policy in order to reduce the volatility and risk in the investment performance as well as to increase the investment allocation in a liability

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

driven cash-flow matching strategy. This realignment provides for an increase in the plan’s interest rate and inflation hedging program as well as a reduction in the exposure to downside risk in equity markets. The realigned asset portfolio is expected to yield a similar long-term return as compared to the previous asset portfolio but with a closer matching of investment cash flows to expected future liability outflows.

ASC 820, “Fair Value Measurements and Disclosures,” prioritizes the inputs to valuation techniques used to measure fair value into a three-level hierarchy. This hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs, as follows:

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

The fair value of the Company’s U.S. and U.K. pension plan assets, by asset category, is as follows:

	As of December 31,
	2010			2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Dollars in millions)

Cash and cash equivalents	$1,386	$—	$—	$1,363	$—	$—
Corporate bonds	333	—	—	324	—	—
U.S. treasury notes	—	—	—	19	—	—
U.K. government guaranteed bonds	341	—	—	364	—	—
Interest rate and inflation swaps, net	—	298	—	—	175	—
Equities:
Common stock	695	—	—	750	—	—
Structured equity holdings	—	410	—	—	294	—
Collateral assets for structured equity holdings	1,649	—	—	1,564	—	—
Common/collective trusts	—	532	—	—	422	—
Real estate	—	278	—	—	281	—
Other	—	(168)	—	6	(8)	—

Total assets at fair value	$4,404	$1,350	$—	$4,390	$1,164	$—

Contributions.  In 2011, the Company’s minimum expected funding is approximately $1 million for U.S. pension plans and approximately $41 million for pension plans in the rest of the world, however, the Company may, at its discretion, make additional contributions.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Expected Future Pension Benefit Payments.  The following pension benefit payments, which reflect current obligations and expected future service, as appropriate, are expected to be paid from the underlying plans to the participants:

Years Ending December 31,	U.S.	U.K.	Rest of World
	(Dollars in millions)

2011	$67	$252	$46
2012	67	256	43
2013	67	258	45
2014	68	259	46
2015	82	264	47
2016 — 2020	361	1,360	258

Other Benefits.  The Company also sponsors qualified defined contribution pension plans covering employees at certain operations and an unfunded non-qualified defined contribution plan for a select group of highly compensated employees. These plans allow participants to defer compensation, and generally provide employer matching contributions. In 2009, the Company temporarily suspended employer matching contributions on certain plans, which were reinstated in the first quarter of 2010.

Restructuring Curtailments.  For the years ended 2010, 2009 and 2008, the Company recorded curtailment gains as a result of the headcount reductions that were undertaken, and the corresponding reduction of pension benefit obligations to those employees. Such curtailments are reflected in restructuring charges in the accompanying consolidated statement of operations.

Postretirement Benefits Other Than Pensions (“OPEB”)

The Company provides health care and life insurance benefits for a substantial number of its retired employees in the United States and Canada, and for certain future retirees. The health care plans provide for the sharing of costs, in the form of retiree contributions, deductibles and coinsurance. Life insurance benefits are generally noncontributory. The Company’s policy is to fund the cost of postretirement health care and life insurance benefits as those benefits become payable.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of the changes in the plans’ benefit obligation and fair value of assets during the years ended December 31, 2010 and December 31, 2009, and a statement of the funded status of the programs as of December 31, 2010 and 2009:

	2010		2009
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Change in benefit obligation:
Benefit obligations at beginning of period	$411	$112	$420	$112
Service cost	1	1	1	1
Interest cost	23	6	24	7
Actuarial (gain) loss	8	(5)	37	6
Foreign currency exchange rate changes	—	4	—	16
Plan amendments	(6)	—	(19)	(12)
Curtailment/settlement (gain) loss	(3)	(10)	(7)	(10)
Plan participant contributions	4	—	5	—
Benefits paid	(42)	(9)	(50)	(8)

Benefit obligations at December 31,	396	99	411	112

Change in plan assets:
Fair value of plan assets at beginning of period	—	—	—	—
Company contributions	39	12	46	8
Plan participant contributions	4	—	5	—
Settlements	(1)	(3)	(1)	—
Benefits paid	(42)	(9)	(50)	(8)

Fair value of plan assets at December 31,	—	—	—	—

Funded status at December 31,	$(396)	$(99)	$(411)	$(112)

The following table provides the amounts recognized in the consolidated balance sheets:

	As of December 31,
	2010		2009
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Current liabilities	$(35)	$(7)	$(37)	$(7)
Long-term liabilities	(361)	(92)	(374)	(105)

Total amount recognized	$(396)	$(99)	$(411)	$(112)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The pre-tax amounts recognized in accumulated other comprehensive earnings (losses) consist of:

	As of December 31,
	2010		2009
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Prior service benefit (cost)	$124	$42	$133	$46
Net gain (loss)	35	(5)	48	(10)

Accumulated other comprehensive earnings (loss)	$159	$37	$181	$36

The following table provides the components of net postretirement benefit (income) cost and other amounts recognized in other comprehensive (earnings) loss for the plans.

	Years Ended December 31,
	2010		2009		2008
		Rest of		Rest of		Rest of
	U.S.	World	U.S.	World	U.S.	World
	(Dollars in millions)

Net postretirement benefit (income) cost:
Service cost	$1	$1	$1	$1	$1	$1
Interest cost	23	6	24	7	31	8
Curtailment/Settlement (gain) loss	(3)	(5)	(9)	(4)	(3)	—
Amortization of prior service (benefit) cost	(15)	(6)	(14)	(5)	(12)	(5)
Amortization of net (gain) loss	(5)	—	(7)	—	(4)	1

Net postretirement benefit (income) cost	1	(4)	(5)	(1)	13	5

Other changes in plan assets and benefit obligations recognized in other comprehensive (earnings) loss:
Prior service (benefit) cost	(6)	(2)	(11)	(18)	(12)	10
Net (gain) loss	8	(5)	38	3	(29)	(21)
Amortization of prior service benefit (cost)	15	6	14	5	12	5
Amortization of net gain (loss)	5	—	7	—	4	(1)

Total recognized in other comprehensive (earnings) loss	22	(1)	48	(10)	(25)	(7)

Total recognized net postretirement benefit (income) cost and other comprehensive (earnings) loss	$23	$(5)	$43	$(11)	$(12)	$(2)

Curtailments and Settlements.  During the years ended December 31, 2010, 2009 and 2008, the Company recorded settlement gains of approximately $8 million, $8 million, and $3 million, respectively, related to retiree medical buyouts. The Company recorded curtailment gains during the year ended December 31, 2009 of approximately $5 million related to the termination of retiree medical benefits for certain hourly employees.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The estimated amounts that will be amortized from accumulated other comprehensive earnings over the next fiscal year are as follows:

	Year Ending
	December 31, 2011
		Rest of
	U.S.	World
	(Dollars in millions)

Prior service (benefit) cost	$(15)	$(7)
Net actuarial (gain) loss	(4)	—

Total	$(19)	$(7)

Restructuring Curtailments.  The Company recorded curtailment gains during the years ended December 31, 2009 and 2008 as a result of headcount reductions that were undertaken during 2009 and 2008, and the corresponding reduction of retiree medical benefit obligations to those employees. Such curtailments are reflected in restructuring charges in the accompanying consolidated statements of operations (see Note 12).

Plan Assumptions.  The weighted-average assumptions used to determine net postretirement benefit (income) cost were:

	Years Ended December 31,
	2010		2009		2008
		Rest of		Rest of		Rest of
	U.S.	World	U.S.	World	U.S.	World

Discount rate	6.00%	5.75%	6.25%	6.50%	6.00%	5.50%

The discount rate and assumed health care cost trend rates used in the measurement of the benefit obligation as of the applicable measurement dates were:

	As of December 31,
	2010		2009
		Rest of		Rest of
	U.S.	World	U.S.	World

Discount rate	5.50%	5.50%	6.00%	5.75%
Initial health care cost trend rate at end of year	7.63%	7.50%	8.00%	8.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2018	2015	2018	2015

A one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One-Percentage-Point
	Increase		Decrease
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Effect on total of service and interest cost components for the year ended December 31, 2010	$2	$1	$(2)	$(1)
Effect on postretirement benefit obligation as of measurement date	$36	$10	$(31)	$(9)

Contributions.  The Company funds its OPEB obligations on a pay-as-you-go basis. In 2011, the Company expects to contribute approximately $42 million to its OPEB plans.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Expected Future Postretirement Benefit Payments.  The following postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Rest
Years Ending December 31,	U.S.	of World
	(Dollars in millions)

2011	$35	$7
2012	34	7
2013	34	7
2014	33	7
2015	32	7
2016 — 2020	148	36

9.	Fair Value Measurements

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Items Measured at Fair Value on a Recurring Basis

The fair value measurements for assets and liabilities recognized in the Company’s consolidated balance sheet are as follows:

	As of December 31,
	2010			2009
	Carrying	Fair	Measurement	Carrying	Fair
	Value	Value	Approach	Value	Value
	(Dollars in millions)

Foreign currency exchange contracts — current assets	$18	$18	Level 2	$18	$18
Foreign currency exchange contracts — noncurrent assets	1	1	Level 2	3	3
Commodity contracts — current assets	—	—	*	1	1
Short-term debt, fixed and floating rate	23	23	Level 2	18	18
Floating rate long-term debt	6	6	Level 2	415	415
Fixed rate long-term debt	1,817	2,165	Level 2	1,938	1,922
Foreign currency exchange contracts — current liability	1	1	Level 2	24	24
Interest rate swap contracts — noncurrent liability	2	2	Level 2	2	2
Commodity contracts — current liability	6	6	Level 2	6	6
Commodity contracts — noncurrent liability	3	3	Level 2	9	9

*	Not applicable, as the Company had no commodity contracts in a current asset position as of December 31, 2010.

The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s floating rate short-term debt instruments approximates fair value because of the variable interest rates pertaining to those instruments.

The fair value of long-term debt was determined primarily from quoted market prices, as provided by participants in the secondary marketplace. For long-term debt without a quoted market price, the Company computed the fair value using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements. Upon issuance of the Company’s exchangeable notes, a debt discount was recognized as a decrease in debt and an increase in equity. Accordingly, the Company’s fair value and carrying value of long-term fixed rate debt is net of the unamortized discount of $56 million as of December 31, 2010.

The Company calculates the fair value of its foreign currency forward contracts, commodity contracts, and interest rate swap contracts using quoted currency forward rates, quoted commodity forward rates, and quoted interest rate curves, respectively, to calculate forward values, and then discounts the forward values. In addition, the Company’s calculation of the fair value of its foreign currency option contracts uses quoted currency volatilities.

The discount rates for all derivative contracts are based on quoted bank deposit or swap interest rates. For contracts that, when aggregated by counterparty, are in a liability position, the rates are adjusted by the credit spread which market participants would apply if buying these contracts from the Company’s counterparties.

There were no changes in the Company’s valuation techniques during the year ended December 31, 2010.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table represents the movement of amounts reported in accumulated other comprehensive earnings (losses) from deferred cash flow hedges, net of tax.

	Years Ended
	December 31,
	2010	2009
	(Dollars in millions)

Balance at beginning of period	$1	$(141)
Net change in derivative fair value and other movements during the year	27	27
Net amounts reclassified to statement of operations during the year	(20)	115

Balance at end of period	$8	$1

The gains and losses reclassified into earnings include the discontinuance of cash flow hedges which were immaterial in 2010 and 2009.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, including investments in affiliates, which are written down to fair value as a result of impairment (see Note 5 for impairments of intangible assets and Note 12 for impairments of long-lived assets), asset retirement obligations, and restructuring liabilities (see Note 12).

The Company has determined that the fair value measurements related to each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available, and as such, reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the useful life of the long-lived assets. For asset retirement obligations, the Company determines the fair value of the expected expense to be incurred at the time the asset retirement obligation is settled, then determines the present value of the expense using a risk-adjusted discount rate for the Company. For restructuring obligations, the amount recorded represents the fair value of the payments expected to be made, and are discounted if the payments are expected to extend beyond one year.

As of December 31, 2010, the Company had $21 million and $11 million of restructuring accruals and asset retirement obligations, respectively, which were measured at fair value upon initial recognition of the associated liability. For the year ended December 31, 2010, the Company recorded fixed asset impairments of $3 million, associated with its determination of the fair value of its long-lived assets that exhibited indicators of impairment.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The Company manufactures and sells its products in countries throughout the world. As a result, it is exposed to fluctuations in foreign currency exchange rates. The Company enters into foreign exchange contracts to hedge portions of its foreign currency denominated forecasted revenues, purchases and the subsequent cash flows after considering natural offsets within the consolidated group. The effective part of the gains or losses on these instruments, which mature at various dates through December 2012, are generally recorded in other comprehensive earnings (losses) until the underlying transaction is recognized in net earnings. The earnings impact is reported either in sales, cost of sales, or other expense (income) — net, to match the underlying transaction. The ineffective portion of the gains or losses on these contracts, as well as all gains or losses on contracts which are held for economic purposes but not designated for hedge accounting treatment (including contracts that do not qualify for hedge accounting purposes), are reported in earnings immediately.

In addition, the Company enters into certain foreign exchange contracts that do not qualify for hedge accounting under ASC 815 to hedge recognized foreign currency transactions. Gains and losses on these contracts are recorded in net earnings and are substantially offset by the effect of the revaluation of the underlying foreign currency denominated transaction.

As of December 31, 2010, the Company had a notional value of $1.6 billion in foreign exchange contracts outstanding. These foreign exchange contracts mature at various dates through December 2012. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument.

As of December 31, 2010, the Company had two offsetting interest rate swap agreements outstanding, each with a notional value of $25 million. The Company’s exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (“LIBOR”).

Derivative Instruments.  The fair value of the Company’s derivative instruments as of December 31, 2010 and 2009 was $31 million and $27 million, respectively, in the asset position, and $24 million and $46 million, respectively, in the liability position. These amounts consist of interest rate contracts, foreign exchange contracts, and commodity contracts, none of which are individually significant.

Cash Flow Hedges.  For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and is subsequently reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $11 million of gains, net of tax, which are included in OCI are expected to be reclassified into earnings in the next twelve months.

For the years ended December 31, 2010 and 2009, the effective portion of gain (loss) on derivatives designated as cash flow hedges that was recognized in OCI was $27 million and $47 million, respectively, of which $30 million and $50 million, respectively, were related to foreign currency exchange contracts. The effective portion of gains on cash flow hedges reclassified from OCI into the statement of operations for the year ended December 31, 2010 was $13 million and was included in various line items on the statement of operations. For the year ended December 31, 2009, the amount of losses reclassified from OCI into the statement of operations was $115 million, of which $106 million was included in the sales line item and was related to foreign currency exchange contracts.

Gains or losses recognized in income related to hedge ineffectiveness for the years ended December 31, 2010 and 2009 were not significant.

Fair Value Hedges.  For any derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the underlying hedged item is recognized in current earnings. As of December 31, 2010 and 2009, the Company had no fair value hedges outstanding.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Undesignated Derivatives.  For the years ended December 31, 2010 and 2009, the Company recognized an $11 million gain and $13 million loss, respectively, in the other (income) expense — net, line item for derivative instruments not designated as hedging instruments.

Credit-Risk-Related Contingent Features.  The Company has entered into International Swaps and Derivatives Association (“ISDA”) agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of December 31, 2010, the Company had not posted any collateral to support its derivatives in a liability position.

11.	Debt

Total outstanding debt of the Company consisted of the following:

	As of December 31,
	2010	2009
	(Dollars in millions)

Short-term debt	$23	$18

Long-term debt:
Senior notes, due 2014 and 2017	$1,502	$1,674
Exchangeable senior notes, due 2015	203	195
Term loan facilities	—	400
Revolving credit facility	—	—
Capitalized leases	30	41
Other borrowings	88	43

Total long-term debt	1,823	2,353
Less current portion	20	28

Long-term debt, net of current portion	$1,803	$2,325

The weighted average interest rates on the Company’s debt as of December 31, 2010 and 2009 were 7.4% and 7.0%, respectively, excluding the effect of interest rate swaps. The maturities of long-term debt outstanding as of December 31, 2010 are:

Years Ended December 31,	(Dollars in millions)

2011	$20
2012	45
2013	33
2014	772
2015	207
Thereafter	746

Total	$1,823

Senior Notes

8.875% Senior Notes.  In November 2009, the Company issued $250 million in aggregate principal amount of 8.875% senior unsecured notes due 2017 (the “8.875% Senior Notes”) in a private placement. Interest is payable

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

semi-annually on June 1 and December 1 of each year. The 8.875% Senior Notes are unconditionally guaranteed on a senior unsecured basis by substantially all existing and future wholly-owned domestic subsidiaries of the Company and by TRW Automotive Finance (Luxemburg), S.a.r.l., a Luxemburg subsidiary. Net proceeds from the offering were approximately $242 million after deducting debt issuance costs and estimated offering expenses.

2007 Senior Notes.  In March 2007, the Company issued 7% senior unsecured notes and 6 3/8% senior unsecured notes, each due 2014, in principal amounts of $500 million and €275 million, respectively, and 7 1/4% senior unsecured notes due 2017 in the principal amount of $600 million (collectively, the “2007 Senior Notes”) in a private offering. Interest is payable semi-annually on March 15 and September 15 of each year. The 2007 Senior Notes are unconditionally guaranteed on a senior unsecured basis by substantially all existing and future wholly-owned domestic subsidiaries of the Company and by TRW Automotive Finance (Luxembourg), S.a.r.l., a Luxembourg subsidiary.

Senior Note Repurchases.  During the year ended December 31, 2010, the Company repurchased portions of its senior notes totaling approximately $152 million in principal amount and recorded a loss on retirement of debt of $10 million, including the write-off of a portion of debt issuance costs, discounts and premiums.

During the year ended December 31, 2009, the Company repurchased portions of its senior unsecured notes totaling approximately $57 million in principal amount and recorded a gain on retirement of debt of $41 million, including the write-off of a portion of debt issuance costs and premiums.

In each case, the repurchased notes were retired upon settlement.

Exchangeable Senior Notes

In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015 (the “Exchangeable Senior Notes”) in a private placement. Prior to September 1, 2015, the notes are exchangeable only upon specified events or conditions being met and, thereafter, at any time. One condition, the sale price condition (described below), was met as of December 31, 2010, and as such, the notes are exchangeable in the first quarter of 2011. They will remain exchangeable in subsequent quarters if the sale price condition continues to be met, which occurs if the last reported sale price of the Company’s common stock for at least 20 of the last 30 trading days of the immediately preceding quarter is greater than 130% of the applicable exchange price. The initial exchange rate is 33.8392 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.55 per share of common stock), subject to adjustment. Upon exchange, the Company’s exchange obligation may be settled, at its option, in shares of its stock, cash or a combination of cash and shares of its stock. The Exchangeable Senior Notes are senior unsecured obligations of the Company. Interest is payable on June 1 and December 1 of each year. The Exchangeable Senior Notes will mature on December 1, 2015, unless earlier exchanged, repurchased by the Company at the holder’s option upon a fundamental change, or redeemed by the Company after December 6, 2013, at the Company’s option if certain conditions are met.

The Exchangeable Senior Notes were recorded with a debt discount which decreased debt and increased paid-in-capital in order to separate the liability and embedded equity components of the Exchangeable Senior Notes. The debt component will accrete up to the principal amount to effectively yield 9.0% over the term of the debt. The debt discount as of December 31, 2010 and December 31, 2009 was $56 million and $64 million, respectively. The total interest expense on the Exchangeable Senior Notes recognized for the year ended December 31, 2010, and December 31, 2009, was approximately $18 million and $2 million, respectively, including $9 million and $1 million, respectively, relating to the stated coupon rate.

Senior Secured Credit Facilities

In December 2009, the Company entered into the Seventh Amended and Restated Credit Agreement, dated as of December 21, 2009 (the “Seventh Credit Agreement”), with the lenders party thereto. The Seventh Credit

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

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

The 2014 Portion of the Revolving Credit Facility is subject to earlier maturity on December 13, 2013, if (i) the Company has not refinanced its senior unsecured notes due 2014 with debt maturing after August 31, 2016, or (ii) the Company does not then have liquidity available to repay the senior unsecured notes due 2014 plus at least $500 million of additional liquidity.

The Seventh Credit Agreement provided for the Term Loan A-2 and the Term Loan B-3 to amortize 1% per annum in equal quarterly installments, which began March 31, 2010, with the balance due at the maturity of the respective term loan. During 2010, the Company repaid the full $225 million balance of its outstanding Term Loan A-2 and the full $175 million balance of its outstanding Term Loan B-3 with cash on hand. In conjunction with the Term Loan A-2 and Term Loan B-3 repayments, the Company recorded a loss on retirement of debt of $3 million for the write-off of deferred financing fees relating to the term loans and $2 million related to the acceleration of interest rate swap losses that had been included in other comprehensive income as a result of hedging the variability of interest payments associated with its Term Loan A-2.

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

The commitment fee and the applicable margin for borrowing on the Senior Secured Credit Facilities are subject to leverage-based grids. The applicable margin in effect at December 31, 2010 for the 2012 Portion of the Revolving Credit Facility was 3.75% with respect to base rate borrowings and 4.75% with respect to eurocurrency borrowings. The applicable margin in effect at December 31, 2010 for the 2014 Portion of the Revolving Credit Facility was 2.75% with respect to base rate borrowings and 3.75% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility is 0.50%.

The Senior Secured Credit Facilities are unconditionally guaranteed by substantially all existing and subsequently acquired wholly-owned domestic subsidiaries. Obligations of the foreign subsidiary borrowers are unconditionally guaranteed by the Company and certain foreign subsidiaries. The Senior Secured Credit Facilities are secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive Inc. (“TAI”), an indirect wholly owned subsidiary of TRW Automotive Holdings Corp., and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of TAI and substantially all of its domestic subsidiaries and 65% of the stock of foreign subsidiaries owned directly by domestic entities. In addition, foreign borrowings under the Senior Secured Credit Facilities will be secured by assets of the foreign borrowers.

Lehman Commercial Paper Inc. (“LCP”) has a $48 million unfunded commitment under the 2012 Portion of the Revolving Credit Facility. LCP filed for bankruptcy in October 2008 and failed to fund their portion of borrowings under the Revolving Credit Facility. The Company believes LCP will likely not perform in the future under the terms of the facility and, therefore, has excluded LCP’s commitment from the description of the Revolving Credit Facility and all references to availability contained in this Report.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Debt Repurchases

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

Senior Secured Credit Facilities.  The Seventh Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of TAI and its subsidiaries to incur additional indebtedness or issue preferred stock, repay other indebtedness, repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing TAI’s indebtedness, and change the business conducted by the Company. In addition, the Seventh Credit Agreement contains financial covenants relating to a leverage ratio (through the third quarter of 2011, a senior secured leverage ratio) and a minimum interest coverage ratio, which ratios are calculated on a trailing four quarter basis, and require certain prepayments from excess cash flows, as defined. Other covenants restrict the payment of (i) cash dividends on the common stock of TRW Automotive Holdings Corp. (“TAHC”) pursuant to a formula based on our consolidated net income and leverage ratio, and (ii) dividends or other distributions by TAI, subject to specified exceptions. The exceptions include, among others, payments or distributions to enable the Company to enter into certain derivative transactions in relation to TAI’s exchangeable bonds, or in respect of expenses required for TAHC and its wholly-owned subsidiary, TRW Automotive Intermediate Holdings Corp., to maintain their corporate existence, general corporate overhead expenses, tax liabilities and legal and accounting fees. Since TAHC is a holding company without any independent operations, it does not have significant cash obligations and is able to meet its limited cash obligations with payments or distributions from TAI under the exceptions to our debt covenants. The Seventh Credit Agreement also includes customary events of default.

As of December 31, 2010, the Company was in compliance with all of its financial covenants.

Other Borrowings

The Company has borrowings under uncommitted credit agreements in many of the countries in which it operates. The borrowings are from various domestic and international banks at quoted market interest rates.

In 2008, the Company entered into a series of interest rate swap agreements with a total notional value of $350 million, of which $300 million matured in 2010. Since the interest rate swaps hedged the variability of interest payments on variable rate debt with the same terms, these swaps qualified for cash flow hedge accounting treatment.

During 2010, with the full repayment of the underlying term debt, an interest rate swap agreement with total notional value of $25 million entered into during 2008 no longer qualified for cash flow hedge accounting. As a result, $2 million of deferred swap losses included in other comprehensive income was recorded as loss on retirement of debt. Subsequent changes in market value were recorded to other (income) expense — net. In December 2010, the Company entered into an offsetting swap with a total notional value of $25 million. The result of the two swaps was to fix the quarterly payments until maturity in 2013. As of December 31, 2010, the Company recorded a net obligation of approximately $2 million related to its offsetting interest rate swap contracts.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

In January and February 2010, the Company entered into interest rate swap agreements with a total notional value of $350 million to effectively change a fixed rate debt obligation into a floating rate obligation. In the second quarter of 2010, the Company terminated the agreements. These interest rate swaps had been designated as fair value hedges and were settled for a gain of $9 million, which was recorded as a valuation adjustment of the underlying debt.

12.	Restructuring Charges and Fixed Asset Impairments

The Company’s restructuring charges consist of severance, retention and outplacement services and severance-related postemployment benefits (collectively, “severance and other charges”), curtailment gains related to reductions of pension and retiree medical benefit obligations due to headcount reductions, and asset impairments related to restructuring activities.

As a result of significant declines in general economic conditions and automotive industry production levels during the second half of 2008, the Company undertook a number of restructuring initiatives in efforts to better align its cost structure with lower production levels. Such initiatives included the closure of several facilities in addition to a general reduction of the global workforce.

For the year ended December 31, 2010, restructuring charges and fixed asset impairments include the following:

		Occupant
	Chassis	Safety		Automotive
	Systems	Systems	Electronics	Components
	Segment	Segment	Segment	Segment	Corporate	Total
	(Dollars in millions)

Severance and other charges	$13	$23	$(1)	$11	$1	$47
Curtailment gains — net	(1)	—	—	—	—	(1)
Asset impairments related to restructuring activities	(4)	—	—	—	—	(4)

Total restructuring charges	8	23	(1)	11	1	42
Other fixed asset impairments	2	—	—	1	—	3

Total restructuring charges and fixed asset impairments	$10	$23	$(1)	$12	$1	$45

During 2010, the Company incurred restructuring charges as part of the Company’s ongoing effort to better align the Company’s cost structure with global automotive market conditions. The restructuring charges of $42 million consists of $41 million related to global workforce reduction initiatives and $5 million related to the closure or planned closure of various facilities, partially offset by a gain of $4 million on the sale of a property related to a closed North American braking facility, which was previously impaired as part of a 2008 restructuring action. Other fixed asset impairments of $3 million related to the write-down of certain machinery and equipment to fair value based on estimated future cash flows.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

For the year ended December 31, 2009, restructuring charges and fixed asset impairments include the following:

		Occupant
	Chassis	Safety		Automotive
	Systems	Systems	Electronics	Components
	Segment	Segment	Segment	Segment	Corporate	Total
	(Dollars in millions)

Severance and other charges	$50	$19	$5	$18	$—	$92
Curtailment gains — net	(4)	—	(1)	(1)	(3)	(9)
Asset impairments related to restructuring activities	4	—	—	—	—	4

Total restructuring charges	50	19	4	17	(3)	87
Other fixed asset impairments	9	—	—	4	—	13

Total restructuring charges and fixed asset impairments	$59	$19	$4	$21	$(3)	$100

During 2009, the Company recorded restructuring charges of $87 million, of which $61 million primarily related to the global workforce reduction initiative that began in 2008, as discussed above, and $26 million related to the closure or planned closure of various facilities. Other fixed asset impairments of $13 million related to the write-down of certain machinery and equipment to fair value based on estimated future cash flows.

For the year ended December 31, 2008, restructuring charges and fixed asset impairments include the following:

		Occupant
	Chassis	Safety		Automotive
	Systems	Systems	Electronics	Components
	Segment	Segment	Segment	Segment	Corporate	Total
	(Dollars in millions)

Severance and other charges	$27	$28	$4	$8	$2	$69
Curtailment gains — net	(6)	(1)	(1)	(2)	(1)	(11)
Asset impairments related to restructuring activities	20	1	—	—	—	21

Total restructuring charges	41	28	3	6	1	79
Other fixed asset impairments	48	15	1	2	—	66

Total restructuring charges and fixed asset impairments	$89	$43	$4	$8	$1	$145

During 2008, the Company recorded restructuring charges of $79 million, of which $42 million primarily related to the global workforce reduction, and $37 million related to the closure or announced closure of various facilities. Other fixed asset impairments of $66 million related to the write-down of certain internally used software, the write-down of certain machinery and equipment to fair value based on estimated future cash flows and the write-down of certain buildings and leasehold improvements based on real estate market conditions.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges (but excludes reserves related to severance-related postemployment benefits):

	Years Ended December 31,
	2010	2009
	(Dollars in millions)

Beginning balance	$23	$32
Current period accruals, net of changes in estimates	10	39
Used for purposes intended	(16)	(55)
Effects of foreign currency translation and transfers	4	7

Ending balance	$21	$23

Of the $21 million restructuring reserve accrued as of December 31, 2010, approximately $15 million is expected to be paid in 2011. The balance is expected to be paid in 2012 through 2015 and is comprised primarily of involuntary employee termination arrangements in the United States and Europe.

13.	Lease Commitments

The Company leases certain offices, manufacturing and research buildings, machinery, automobiles and computer and other equipment. Such leases, some of which are noncancelable and in many cases include renewals, are set to expire at various dates. Rental expense for operating leases was $104 million, $117 million, and $131 million for the years ended December 31, 2010, 2009, and 2008, respectively.

As of December 31, 2010, the future minimum lease payments for noncancelable capital and operating leases with initial terms in excess of one year were as follows:

	Capital	Operating
Years Ended December 31,	Leases	Leases
	(Dollars in millions)

2011	$9	$84
2012	8	58
2013	3	52
2014	3	42
2015	3	39
Thereafter	9	77

Total minimum payments required	$35	$352

Less amounts representing interest	5

Present value of net minimum capital lease payments	30
Less current installments	8

Obligations under capital leases, excluding current installments	$22

14.	Capital Stock

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the “Common Stock”), of which 122,465,854 shares were issued and outstanding as of December 31, 2010, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the Company’s stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share,

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

From time to time, capital stock is issued in conjunction with the exercise of stock options (and, in the future, stock-settled stock appreciation rights) and the vesting of restricted stock units issued as part of the Company’s stock incentive plan.

15.	Share-Based Compensation

Equity Awards

Effective in February 2003, the Company established the TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (as amended, the “Plan”), which initially permitted the grant of up to 18,500,000 stock options, stock appreciation rights, restricted stock and other stock-based awards to the employees, directors or consultants of the Company or its affiliates. On May 19, 2009, the Company’s stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan by 4,500,000.

As of December 31, 2010, the Company had 4,943,762 shares of Common Stock available for issuance under the Plan. In addition, 3,510,902 stock options, 529,800 stock-settled stock appreciation rights (“SSARs”) and 1,154,518 nonvested restricted stock units were outstanding as of December 31, 2010. The SSARs issued in 2010 and more than one-half of the stock options, including those issued in 2009 and 2008, have an 8-year term and vest ratably over three years, whereas the remaining stock options have a 10-year term and vest ratably over five years. Substantially all of the restricted stock units vest ratably over three years.

Each SSAR entitles the grantee to receive the appreciation in value of one underlying share of the Company’s stock from the grant date fair market value to the fair market value on the exercise date, although the stock price at exercise is limited to a maximum value of $50.00 for the SSARs granted in 2010.

The significant equity award grants during 2010, 2009 and 2008 are as follows:

	March 3, 2010		August 26, 2009		February 26, 2009		February 26, 2008
			Stock		Stock		Stock
	SSARs	RSUs	Options	RSUs	Options	RSUs	Options	RSUs

Number Granted	535,300	632,100	277,900	5,000	678,000	642,400	997,500	525,500
Exercise price	$26.91		$19.02		$2.70		$24.38

The exercise price of the SSARs and stock options is equal to the average of the high and low stock price of the Company on the grant date.

The total share-based compensation expense recognized for the Plan was as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)

SSARs and stock options	$3	$6	$9
Restricted stock units	10	8	11

Total share-based compensation expense	$13	$14	$20

The Company uses historical data to estimate SSAR and option exercise and employee termination assumptions within the valuation model. The expected volatilities are primarily developed using historical data of the Company as well as expected volatility of similar entities. The expected life of SSARs and options granted represents the period of time that they are expected to be outstanding. The risk free rate is based on U.S. Treasury zero-coupon yield curves with a remaining term equal to the expected SSAR and option life.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Fair value for SSARs and stock options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	March 3,	August 26,	February 26,	February 26,
	2010	2009	2009	2008

Expected volatility	75.8%	65.9%	47.3%	28.2%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	5.0 years	5.0 years	5.0 years	5.0 years
Risk-free rate	2.27%	2.44%	2.07%	2.88%

A summary of SSAR and stock option activity under the Plan and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
	Thousands of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	and SSARs	Price	Term	Value
				(Dollars in millions)

Outstanding at January 1, 2010	7,819	$19.86
Granted	537	26.93
Exercised	(4,248)	17.97
Forfeited or expired	(67)	22.32

Outstanding at December 31, 2010	4,041	22.74	4.5	$120

Exercisable at December 31, 2010	2,637	$25.12	3.4	$73

The weighted-average grant-date fair value of SSARs and stock options granted during the years ended December 31, 2010, 2009 and 2008 was $3.45, $3.97, and $7.38, respectively. The total intrinsic value of SSARs and stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $89 million, $2 million and $3 million, respectively.

A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

		Weighted-
	Thousands of	Average
	Restricted	Grant-Date
Nonvested Units	Stock Units	Fair Value

Nonvested at January 1, 2010	1,061	$12.64
Granted	634	26.95
Vested	(507)	16.53
Forfeited	(33)	15.87

Nonvested at December 31, 2010	1,155	$18.70

The total fair value of restricted stock units vested during the years ended December 31, 2010, 2009 and 2008 were $14 million, $1 million and $11 million, respectively.

As of December 31, 2010, there was $16 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. Such cost is expected to be recognized over a weighted-average period of approximately 2 years.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Cash Awards

2010 Cash Incentive Awards — Executives.  Under the 2010 Awards, as of the grant date, the Company set a target amount for each individual receiving such award. Each award is divided into three tranches of equal value with a tranche vesting on each of the first, second and third anniversaries of the grant date, subject to certain early vesting provisions. The target value of each tranche will be adjusted based upon the average price of the Company’s common stock during a 90 day determination period that follows the vesting date, and will be paid after such determination period. The adjustment to the target value of each award ranges from 0% to 130% (for a payout range of zero to $3.4 million).

2009 Cash Incentive Awards — Executives and Vice Presidents.  In February 2009, the Company approved cash incentive awards for named executive officers and vice presidents (the “2009 Executive and V.P. Cash Incentive Awards”), effective February 26, 2009 (the “Effective Date”). Under the Executive and V.P. Cash Incentive Awards, as of the Effective Date, the Company set a target amount for each individual receiving such award. Subject to certain early vesting provisions, one-third of the target value will be adjusted on each of the first, second and third anniversaries of the Effective Date, based upon the average price of the Company’s common stock during the portion of the month of February preceding such anniversary as compared to the stock price on the Effective Date. The adjustment to the target award ranges from 0% to 250%. The adjusted values will accumulate without interest until the third anniversary of the Effective Date, when they will vest and become payable, provided that the employee remains employed by the Company.

2009 Cash Incentive Awards — Directors.  In February 2009, the Company also approved cash incentive awards for the independent directors of the Company (the “Director Cash Incentive Awards”), effective February 26, 2009. The terms of the Director Cash Incentive Awards generally mirrored the terms of the Executive and V.P. Cash Incentive Awards with the exception of the vesting period and early vesting circumstances. The Director Cash Incentive Awards vested and were paid in February 2010.

Retention Awards — Executives and Vice Presidents.  In February 2009, the Company also approved retention awards for named executive officers and vice presidents (the “Retention Awards”), effective February 26, 2009. Under the Retention Awards, the Company will pay each individual a cash award in return for the individual remaining employed with the Company for 36 months from the effective date. During the third quarter of 2010, one-half of these awards vested, resulting in a payment of approximately $9 million. However, such amounts paid are subject to recoupment in the event of certain terminations of employment prior to the 36 month anniversary. The other half of each award will vest and become payable on the 36 month anniversary of the effective date, except that the awards for the executive officers will vest only if the price of the Company’s common stock is greater than $10 on any day during the last six months of the vesting period.

Fair Value Determination of Cash Awards.  The fair value of the 2010 Awards, the 2009 Executive and V.P. Cash Incentive Awards, the Director Cash Incentive Awards and the Retention Awards (collectively, the “Cash Awards”) are determined based on a lattice model (the Monte Carlo simulation) and is re-measured quarterly. The pro-rata vested portion of the awards is recognized as a liability. The lattice model utilizes inputs on volatility assumptions, risk free rates and the price of the Company’s common stock as of each valuation date. Volatility assumptions are based on the Company’s historical volatility and risk free rates are interpolated from U.S. constant maturity treasury rates.

During 2010, the Company recognized compensation expense associated with the Cash Awards of approximately $19 million. The liability and fair value of the Cash Awards as of December 31, 2010 were approximately $26 million and $43 million, respectively (with a maximum payout amount of approximately $45 million).

16.	Related Party Transactions

Blackstone.  Pursuant to the Company’s Transaction and Monitoring Fee Agreement with The Blackstone Group L.P. (“Blackstone”), Blackstone provides the Company monitoring, advisory and consulting services,

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company’s and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company has agreed to pay an annual monitoring fee of $5 million for these services. Approximately $5 million is included in the consolidated statements of operations for each of the years ended December 31, 2010, 2009, and 2008.

Secondary Offerings.  Pursuant to the Company’s Third Amended and Restated Stockholders Agreement (the “Third Restated Agreement”) with Automotive Investors LLC (“AI LLC”), an affiliate of Blackstone, among other things, the Company has certain obligations with respect to both demand and incidental (or “piggyback”) registration rights held by AI LLC. Pursuant to the Company’s employee stockholders agreement among the Company, our management group and AI LLC, among other things, the Company has certain continuing obligations with respect to piggyback registration rights held by the employee stockholders who are affiliates.

In March, September and November of 2010, AI LLC and certain management stockholders sold 11 million, 8 million and 10 million shares, respectively, of the Company’s common stock in underwritten registered public offerings (the “Offerings”) pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC on August 10, 2009. The Company did not receive any proceeds from the Offerings, nor did its number of shares outstanding materially change. In accordance with the Third Restated Agreement and the employee stockholders agreement described above, the Company incurred expenses totaling less than $1 million in connection with these Offerings. As a result of the Offerings, AI LLC’s ownership interest in the Company decreased to 16%.

17.	Contingencies

Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, covering a wide range of matters that arise in the ordinary course of the Company’s business activities with respect to commercial, patent, product liability, environmental and occupational safety and health law matters. In addition, the Company and its subsidiaries are conducting a number of environmental investigations and remedial actions at current and former locations of certain of the Company’s subsidiaries. Along with other companies, certain subsidiaries of the Company have been named potentially responsible parties for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably with respect to the Company or the relevant subsidiary. A reserve estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of Company environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. For Superfund sites where the Company or its subsidiaries and either Chrysler Corporation (“Chrysler”) or General Motors Corporation (“GM”) are both potentially responsible parties, the Company’s costs or liabilities have increased because of the discharge of certain claims in the Chapter 11 bankruptcy proceedings of those companies.

As of December 31, 2010 and 2009, the Company had reserves for environmental matters of $61 million and $52 million, respectively. In addition, the Company has established a receivable from Northrop for a portion of this environmental liability as a result of indemnification provided for in the master purchase agreement between Northrop and an affiliate of Blackstone under which Northrop has agreed to indemnify the Company for 50% of any environmental liabilities associated with the operation or ownership of the Company’s automotive business existing at or prior to the acquisition, subject to certain exceptions. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company’s financial position, results of operations or cash flows of expenditures for aspects of certain matters for which there is insufficient information. In addition, the

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position, results of operations or cash flows or the possible effect of compliance with environmental requirements imposed in the future.

The Company faces an inherent business risk of exposure to product liability, recall and warranty claims in the event that its products actually or allegedly fail to perform as expected or the use of its products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, the Company could experience material warranty, recall or product liability losses in the future. For further information, including quantification, of our product warranty liability see the description of “Warranties” under Summary of Significant Accounting Policies in Note 2.

While certain of the Company’s subsidiaries have been subject in recent years to asbestos-related claims, management believes that such claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In general, these claims seek damages for illnesses alleged to have resulted from exposure to asbestos used in certain components sold in the past by the Company’s subsidiaries. Management believes that the majority of the claimants were vehicle mechanics. The vast majority of these claims name as defendants numerous manufacturers and suppliers of a variety of products allegedly containing asbestos. Management believes that, to the extent any of the products sold by the Company’s subsidiaries and at issue in these cases contained asbestos, the asbestos was encapsulated. Based upon several years of experience with such claims, management believes that only a small proportion of the claimants has or will ever develop any asbestos-related illness.

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

Management believes that the ultimate resolution of the foregoing matters will not have a material effect on the Company’s financial condition, results of operations or cash flows or on the Company’s financial statements as a whole.

18.	Segment Information

The Company is a U.S.-based international business providing advanced technology products and services for the automotive markets. The Company has four reportable segments: Chassis Systems, Occupant Safety Systems, Electronics and Automotive Components.

The principal customers for the Company’s automotive products are the North American, European and Asian vehicle manufacturers.

Segment Information.  The Company designs, manufactures and sells a broad range of steering, suspension and braking products, seat belts, airbags, steering wheels, safety electronics, engine valves, engineered fasteners, body control systems, and other components and systems for passenger cars, light trucks and commercial vehicles. A description of the products and services provided by each of the segments follows.

Chassis Systems — Active safety systems and other systems and components in the area of foundation brakes, anti-lock braking systems and other brake control (including electronic vehicle stability control), steering gears and systems, linkage and suspension and modules.

Occupant Safety Systems — Passive safety systems and components in the areas of airbags, seat belts, crash sensors and steering wheels.

Electronics — Safety, radio frequency, chassis, powertrain electronics and driver assistance systems.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Automotive Components — Engine valves, engineered fasteners and plastic components and body controls.

The accounting policies of the segments are the same as those described in Note 2 under “Summary of Significant Accounting Policies.” The Company evaluates operating performance based on segment earnings (losses) before taxes and segment assets.

The following income and expense items are not included in segment earnings (losses) before taxes:

•	Corporate expense and other, which primarily represents costs associated with corporate staff and related expenses, including certain litigation and net employee benefits income (expense).

•	Financing costs, which represents debt-related interest and accounts receivable securitization costs.

•	Gain (loss) on retirement of debt.

The following tables present certain financial information by segment:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$8,524	$6,819	$8,505
Occupant Safety Systems	3,441	2,893	3,782
Electronics	777	588	871
Automotive Components	1,641	1,314	1,837

Total sales to external customers	$14,383	$11,614	$14,995

Intersegment sales:
Chassis Systems	$53	$37	$40
Occupant Safety Systems	41	29	41
Electronics	373	276	313
Automotive Components	66	27	52

Total intersegment sales	$533	$369	$446

Total segment sales:
Chassis Systems	$8,577	$6,856	$8,545
Occupant Safety Systems	3,482	2,922	3,823
Electronics	1,150	864	1,184
Automotive Components	1,707	1,341	1,889

Total segment sales	$14,916	$11,983	$15,441

Earnings (losses) before taxes:
Chassis Systems	$660	$211	$144
Occupant Safety Systems	373	138	(42)
Electronics	138	47	111
Automotive Components	72	(56)	(592)

Segment earnings (losses) before taxes	1,243	340	(379)
Corporate expense and other	(66)	(54)	(90)
Financing costs	(162)	(190)	(184)
Gain (loss) on retirement of debt — net	(15)	26	—
Net earnings attributable to noncontrolling interest, net of tax	41	18	15

Earnings (losses) before income taxes	$1,041	$140	$(638)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Capital expenditures:
Chassis Systems	$164	$97	$214
Occupant Safety Systems	49	55	149
Electronics	42	22	50
Automotive Components	36	25	54
Corporate	3	2	15

	$294	$201	$482

Depreciation and amortization:
Chassis Systems	$237	$244	$288
Occupant Safety Systems	98	111	125
Electronics	53	56	62
Automotive Components	76	79	96
Corporate	5	5	5

	$469	$495	$576

The Company accounts for intersegment sales or transfers at current market prices.

The following table presents certain balance sheet information by segment:

	December 31,
	2010	2009	2008
	(Dollars in millions)

Segment assets:
Chassis Systems	$4,225	$3,905	$3,729
Occupant Safety Systems	2,434	2,484	2,734
Electronics	863	813	374
Automotive Components	829	833	842

Segment assets	8,351	8,035	7,679
Corporate assets	765	493	1,418

Segment and corporate assets	9,116	8,528	9,097
Deferred tax assets	172	204	175

Total assets	$9,288	$8,732	$9,272

Corporate assets principally consist of cash and cash equivalents and pension assets.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Geographic Information.  The following table presents certain information concerning principal geographic areas:

	United		Rest of
	States	Germany	World	Total
	(Dollars in millions)

Sales to external customers:
Year Ended December 31, 2010	$3,172	$2,299	$8,912	$14,383
Year Ended December 31, 2009	2,295	2,038	7,281	$11,614
Year Ended December 31, 2008	3,605	2,859	8,531	14,995
Property, plant and equipment — net:
As of December 31, 2010	$370	$432	$1,298	$2,100
As of December 31, 2009	480	510	1,344	2,334

Sales are attributable to geographic areas based on the location of the assets generating the sales. Inter-area sales are not significant to the total sales of any geographic area.

Customer Concentration.  Sales to the Company’s largest-end-customers (including sales within the vehicle manufacturer’s group) on a worldwide basis are as follows:

		Ford		Aggregate
	Volkswagen	Motor	General	Percent of
	AG	Company	Motors	Total Sales
	(Dollars in millions)

Year Ended December 31, 2010	$2,801	$2,248	$1,655	47%
Year Ended December 31, 2009	2,216	1,817	1,292	46%
Year Ended December 31, 2008	2,675	1,821	2,018	43%

19.	Quarterly Financial Information (Unaudited)

	First Quarter
	Three Months Ended
	April 2,	April 3,	March 28,
	2010	2009	2008
	(Dollars in millions, except per share amounts)

Sales	$3,583	$2,390	$4,144
Gross profit	429	30	341
Restructuring charges and fixed asset impairments	(7)	(24)	(8)
Intangible asset impairments	—	(30)	—
Gain (loss) on retirement of debt — net	—	34	—
Earnings (losses) before income taxes	263	(134)	146
Net earnings (losses) attributable to TRW	204	(131)	94
Basic earnings (losses) per share	$1.72	$(1.30)	$0.93
Diluted earnings (losses) per share	$1.61	$(1.30)	$0.92

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

	Second Quarter
	Three Months Ended
	July 2,	July 3,	June 27,
	2010	2009	2008
	(Dollars in millions, except per share amounts)

Sales	$3,661	$2,732	$4,446
Gross profit	439	200	401
Restructuring charges and fixed asset impairments	(3)	(26)	(24)
Gain (loss) on retirement of debt — net	(1)	1	—
Earnings (losses) before income taxes	289	8	188
Net earnings (losses) attributable to TRW	227	(11)	127
Basic earnings (losses) per share	$1.90	$(0.11)	$1.26
Diluted earnings (losses) per share	$1.78	$(0.11)	$1.24

	Third Quarter
	Three Months Ended
	October 1,	October 2,	September 26,
	2010	2009	2008
	(Dollars in millions, except per share amounts)

Sales	$3,426	$3,108	$3,592
Gross profit	387	301	181
Restructuring charges and fixed asset impairments	—	(24)	(32)
Gain (loss) on retirement of debt — net	(1)	(1)	—
Earnings (losses) before income taxes	236	90	(29)
Net earnings (losses) attributable to TRW	199	56	54
Basic earnings (losses) per share	$1.66	$0.51	$(0.53)
Diluted earnings (losses) per share	$1.54	$0.50	$(0.53)

	Fourth Quarter
	Three Months Ended December 31,
	2010	2009	2008
	(Dollars in millions, except per share amounts)

Sales	$3,713	$3,384	$2,813
Gross profit	467	375	95
Restructuring charges and fixed asset impairments	(35)	(26)	(81)
Goodwill impairments	—	—	(458)
Intangible asset impairments	—	—	(329)
Gain (loss) on retirement of debt — net	(13)	(8)	—
Earnings (losses) before income taxes	253	176	(943)
Net earnings (losses) attributable to TRW	204	141	(946)
Basic earnings (losses) per share	$1.68	$1.20	$(9.35)
Diluted earnings (losses) per share	$1.56	$1.18	$(9.35)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

20.	Unconsolidated Affiliates

The Company’s beneficial ownership in affiliates accounted for under the equity method follows:

	December 31,
	2010	2009	2008

SM-Sistemas Modulares Ltda. (Brazil)	50%	50%	50%
ABC Sistemas E Modulos Ltda. (Brazil)	33%	33%	33%
CSG TRW Chassis Systems Co., Ltd. (China)	50%	50%	50%
Shanghai TRW Automotive Safety Systems Co., Ltd (China)	50%	50%	50%
Shin Han Beijing Automobile Parts System Co., Ltd (China)	30%	30%	30%
Fuji Valve (Guangdong) Co., Ltd. (China)	25%	0%	0%
TH Braking Company S.A.S. (France)	50%	50%	50%
Rane TRW Steering Systems Limited (India)	50%	50%	50%
Brakes India Limited (India)	49%	49%	49%
TRW Sun Steering Wheels Private Limited (India)	49%	49%	49%
Shin Han Valve Industrial Co., Ltd (Korea)	25%	25%	25%
Mediterranea de Volants, S.L. (Spain)	0%	49%	49%
Components Venezolanos de Direccion, S.A. (Venezuela)	40%	40%	40%

Summarized aggregate financial information from the balance sheets and statements of operations of the Company’s affiliates accounted for under the equity method follows:

	Years Ended and
	as of December 31,
	2010	2009	2008
	(Dollars in millions)

Statements of Operations
Sales	$1,200	$783	$819
Gross profit	325	197	244
Earnings from continuing operations	74	37	37
Net earnings	$74	$37	$37
Balance Sheets
Current assets	$530	$390	$345
Noncurrent assets	265	243	232
Current liabilities	$345	$262	$174
Noncurrent liabilities	287	133	182

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TRW Automotive Holdings Corp.
Livonia, Michigan

We have audited the accompanying consolidated balance sheets of TRW Automotive Holdings Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule included as Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRW Automotive Holdings Corp. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TRW Automotive Holdings Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
February 17, 2011

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TRW Automotive Holdings Corp.
Livonia, Michigan

We have audited TRW Automotive Holdings Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TRW Automotive Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, TRW Automotive Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2010 and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
February 17, 2011

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of December 31, 2010, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the specified time periods.

Management’s Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2010. The assessment was based on criteria established in the framework entitled, Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Based on this assessment, using the criteria referenced above, management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting.  There was no change in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding executive officers and directors is incorporated by reference from the information under the captions “Executive Officers” and “The Board of Directors” in TRW’s definitive Proxy Statement for the 2011 Annual Meeting of the Stockholders (the “Proxy Statement”), which will be filed within 120 days after December 31, 2010. The information required by Item 10 regarding the audit committee, audit committee financial expert disclosure and our code of ethics is incorporated by reference from the information under the caption “Committees of the Board of Directors” in the Proxy Statement. Disclosure of delinquent Section 16 filers, if any, pursuant to Item 405 of Regulation S-K will be contained in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information under the following captions in the Proxy Statement: “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 relating to security ownership is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

The information required by Item 12 relating to securities authorized for issuance under equity compensation plans is incorporated herein by reference from “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Report.

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

(a)  (1) Financial Statements

(2) Financial Statement Schedule —

SCHEDULE II

Valuation and Qualifying Accounts for
the years ended December 31, 2010, 2009 and 2008

			Charged
	Balance at	Charged to	(Credited)			Balance at
	Beginning	Costs and	to Other			End of
	of Period	Expenses	Accounts	Deductions		Period
		(Dollars in millions)

Year ended December 31, 2010
Allowance for doubtful accounts	$40	$2	$—	$(13	)(a)	$29
Deferred tax asset valuation allowance	1,011	(144)	(92)	—		775
Year ended December 31, 2009
Allowance for doubtful accounts	$37	$11	$—	$(8	)(a)	$40
Deferred tax asset valuation allowance	878	44	89	—		1,011
Year ended December 31, 2008
Allowance for doubtful accounts	$43	$8	$—	$(14	)(a)	$37
Deferred tax asset valuation allowance	441	350	87	—		878

(a)	Uncollectible accounts written off, net of recoveries.

The other schedules have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits (including those incorporated by reference). All references to “Registrant” below pertain to TRW Automotive Holdings Corp. and all references to TAI pertain to TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp. and Roadster Acquisition Corp.)

			Incorporated By Reference
Exhibit					Filing	Filed
Number		Exhibit Description	Form	Exhibit	Date	Herewith

2.1	(a)	The Master Purchase Agreement, dated as of November 18, 2002 between BCP Acquisition Company L.L.C. (“BCP”) and Northrop Grumman Corporation (“Northrop”).	TAI S-4	2.1	07/01/2003
	(b)	Amendment No. 1, dated December 20, 2002, to the Master Purchase Agreement, dated as of November 18, 2002, among BCP, Northrop, TRW Inc. and TAI.	TAI S-4	2.2	07/01/2003
	(c)	Amendment No. 2, dated February 28, 2003, to the Master Purchase Agreement, dated as of November 18, 2002, among BCP, Northrop, Northrop Grumman Space & Mission Systems Corp. and TAI.	TAI S-4	2.3	07/01/2003
3.1		Second Amended and Restated Certificate of Incorporation of Registrant.	10-K	3.1	03/29/2004
3.2		Third Amended and Restated By-Laws of Registrant.	8-K	3.2	11/17/2004
4.1		Form of Certificate of Common Stock of Registrant, as approved February 2010.	10-K	4.1	02/25/2010
4.2	(a)	Form of Rights Agreement dated January 23, 2004 between Registrant and National City Bank as Rights Agent.	S-1A	4.21	01/26/2004
	(b)	Letter Agreement, dated September 11, 2009, between Computershare Trust Company, N.A. and Registrant establishing Computershare as the successor Rights Agent under the Registrant’s Rights Agreement dated January 23, 2004.	10-Q	4.1	11/4/2009
Registrant, in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K has omitted filing instruments defining the rights of holders of long-term debt of Registrant or any of its subsidiaries, which debt does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis, and agrees to furnish to the SEC copies of such instruments upon request.

10.1	(a)	Sixth Amended and Restated Credit Agreement, dated as of June 24, 2009, among the Registrant, TAI, TRW Automotive Intermediate Holdings Corp. (“Intermediate”), certain of TAI’s foreign subsidiaries, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as lead arrangers.	8-K	10.1	06/26/2009

			Incorporated By Reference
Exhibit					Filing	Filed
Number		Exhibit Description	Form	Exhibit	Date	Herewith

	(b)	Seventh Amended and Restated Credit Agreement, dated as of December 21, 2009, among TAI, Registrant, Intermediate, certain of TAI’s foreign subsidiaries, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as lead arrangers.	8-K	10.1	12/22/2009
	(c)	Amendment, dated as of March 17, 2010, to the Seventh Amended and Restated Credit Agreement dated as of December 21, 2009, among TAI, the Registrant, Intermediate, certain of TAI’s foreign subsidiaries, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent for the lenders, and Bank of America, N.A., as syndication agent.	10-Q	10.4	05/05/2010
10.2	(a)	U.S. Guarantee and Collateral Agreement, dated and effective as of February 28, 2003, among Registrant, Intermediate, TAI, each other subsidiary of Registrant party thereto, TRW Automotive Finance (Luxembourg), S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent.	TAI S-4	10.2	07/01/2003
	(b)	Amendment, dated as of June 24, 2009, to the U.S. Guarantee and Collateral Agreement, dated as of February 28, 2003	10-Q	10-2	08/04/2009
10.3		Finco Guarantee Agreement, dated as of February 28, 2003, between TRW Automotive Finance (Luxembourg), S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent.	TAI S-4	10.3	07/01/2003
10.4		First-Tier Subsidiary Pledge Agreement, dated and effective as of February 28, 2003, among TAI, each subsidiary of TAI party thereto and JP Morgan Chase Bank, as Collateral Agent	TAI S-4	10.4	07/01/2003
10.5		Intellectual Property License Agreement, dated as of February 28, 2003, between TAI and Northrop.	TAI S-4	10.11	07/01/2003
10.6		Intellectual Property License Agreement, dated as of February 28, 2003, between Northrop and TAI.	TAI S-4	10.12	07/01/2003
10.7		Employee Matters Agreement, dated as of February 28, 2003, between TRW Inc. and TAI.	TAI S-4	10.14	07/01/2003
10.8		Insurance Allocation Agreement, dated as of February 28, 2003, between Northrop Grumman Space and Mission Systems Corp. and TAI.	TAI S-4	10.15	07/01/2003

			Incorporated By Reference
Exhibit					Filing	Filed
Number		Exhibit Description	Form	Exhibit	Date	Herewith

10.9		Transaction and Monitoring Fee Agreement, dated as of February 28, 2003, between Registrant and Blackstone Management Partners IV L.L.C.	TAI S-4	10.17	07/01/2003
10.10		Employee Stockholders Agreement, dated as of February 28, 2003, by and among Registrant and the other parties named therein.	TAI S-4	10.18	07/01/2003
10.11		Third Amended and Restated Stockholders Agreement dated as of May 29, 2007 between Registrant and Automotive Investors LLC.	8-K	10.1	06/01/2007
10.12	(a)	Letter Agreement, dated May 27, 2003, between John C. Plant and TAI.	TAI S-4	10.37	07/01/2003
	(b)	Employment Agreement, dated as of February 6, 2003 between TAI, TRW Limited and John C. Plant.	TAI S-4	10.22	07/01/2003
	(c)	Amendment dated as of December 16, 2004 to Employment Agreement of John C. Plant.	10-K	10.45	02/23/2005
	(d)	Second Amendment dated as of February 22, 2005 to Employment Agreement of John C. Plant.	10-K	10.51	02/23/2005
	(e)	Third Amendment dated as of July 28, 2006 to Employment Agreement of John C. Plant.	10-Q	10.1	08/02/2006
	(f)	Fourth Amendment dated as of December 18, 2008 to Employment Agreement of John C. Plant.	8-K	10.5	12/22/2008
	(g)	Sixth Amendment dated as of November 20, 2009 to Employment Agreement of John C. Plant.	10-K	10.15(g)	02/25/2010
	(h)	Amended and Restated TRW Automotive Supplemental Retirement Income Plan, effective January 1, 2009	8-K	10.1	12/22/2008
	(i)	John C. Plant 2009 Supplemental Retirement Plan, effective as of January 1, 2009.	8-K	10.6	12/22/2008
10.13	(a)	Employment Agreement, dated as of February 28, 2003 by and between TAI, TRW Limited and Steven Lunn.	TAI S-4	10.23	07/01/2003
	(b)	Amendment dated as of December 16, 2004 to Employment Agreement of Steven Lunn.	10-K	10.46	02/23/2005
	(c)	Second Amendment dated as of January 12, 2009 to Employment Agreement of Steven Lunn.	8-K	10.1	01/13/2009
	(d)	Fourth Amendment dated as of November 30, 2010 to Employment Agreement of Steven Lunn.				X
	(e)	Lucas Funded Executive Pension Scheme No. 4	TAI S-4A	10.38	09/12/2003

			Incorporated By Reference
Exhibit					Filing	Filed
Number		Exhibit Description	Form	Exhibit	Date	Herewith

	(f)	Lucas Group Funded Executive Pension Scheme No. 4 Statement of Benefits for Mr. S. Lunn — Plan document relating to previously filed Trust Agreement.	10-Q	10.5	11/04/2004
	(g)	Declaration of Trust, the TRW Retirement Benefit Plan, dated November 1, 2010 between TAI and Barclays Wealth Trustees (Guernsey) Limited.				X
10.14	(a)	Employment Agreement, dated as of February 27, 2003 by and between TRW Limited and Peter J. Lake.	TAI S-4	10.24	07/01/2003
	(b)	Amendment dated as of April 30, 2004 to Employment Agreement of Peter J. Lake.	10-Q	10.5	05/07/2004
	(c)	Second Amendment dated as of December 16, 2004 to Employment Agreement of Peter J. Lake.	10-K	10.47	02/23/2005
	(d)	Third Amendment dated as of July 29, 2005 to Employment Agreement of Peter J. Lake.	10-Q	10.1	08/02/2005
	(e)	Fourth Amendment dated as of November 12, 2008 to Employment Agreement of Peter J. Lake.	8-K	10.4	11/13/2008
	(f)	Fifth Amendment dated as of December 18, 2008 to Employment Agreement of Peter J. Lake.	8-K	10.4	12/22/2008
	(g)	Seventh Amendment to Employment Agreement, dated as of October 1, 2009, among TAI, TRW Limited and Peter J. Lake.	8-K	10.1	09/30/2009
10.15	(a)	Employment Agreement, dated as of February 13, 2003 by and between TAI and Joseph S. Cantie.	TAI S-4	10.25	07/01/2003
	(b)	Amendment dated as of April 30, 2004 to Employment Agreement of Joseph S. Cantie.	10-Q	10.4	05/07/2004
	(c)	Second Amendment dated as of December 16, 2004 to Employment Agreement of Joseph S. Cantie.	10-K	10.49	02/23/2005
	(d)	Third Amendment dated as of July 29, 2005 to Employment Agreement of Joseph S. Cantie.	10-Q	10.3	08/02/2005
10.16	(a)	Employment Agreement dated as of August 16, 2004 by and between TAI and Neil E. Marchuk.	10-Q	10.1	11/04/2004
	(b)	Amendment dated as of December 16, 2004 to Employment Agreement of Neil E. Marchuk.	10-K	10.50	02/23/2005
	(c)	Second Amendment dated as of July 29, 2005 to Employment Agreement of Neil E. Marchuk.	10-Q	10.4	08/02/2005
	(d)	Sixth Amendment dated as of February 18, 2009 to Employment Agreement of Neil E. Marchuk.	10-Q	10.1	05/06/2009

			Incorporated By Reference
Exhibit					Filing	Filed
Number		Exhibit Description	Form	Exhibit	Date	Herewith

10.17		Employment Agreement, dated as of February 1, 2010 by and between TAI and Robin A. Walker-Lee.				X
10.18	(a)	Form of Fourth Amendment to Employment Agreement, dated as of November 12, 2008, between TAI and each of Joseph S. Cantie and Neil E. Marchuk.	8-K	10.3	11/13/2008
	(b)	Form of Fifth Amendment to Employment Agreement, dated as of December 18, 2008, between TAI and each of Joseph S. Cantie and Neil E. Marchuk.	8-K	10.3	12/22/2008
	(c)	Form of Amendment to Employment Agreement, dated as of February 26, 2009, between TAI and/or TRW Limited, as applicable, and each of the named executive officers.	8-K	10.1	02/24/2009
10.19		TRW Automotive Benefits Equalization Plan effective January 1, 2009				X
10.20	(a)	Form of TAI Executive Officer Cash Incentive Award Agreement, dated as of February 26, 2009 between TAI and each of the Registrant’s executive officers	8-K	10.2	02/24/2009
	(b)	Form of TAI Executive Officer Cash Incentive Award Agreement between TAI and each of the Registrant’s executive officers.	8-K	10.1	02/26/2010
10.21		Form of TAI Executive Officer Retention Award Agreement, dated as of February 26, 2009 between TAI and each of the Registrant’s executive officers.	8-K	10.3	02/24/2009
10.22		Form of Indemnification Agreement between the Registrant and each of its directors and named executive officers.	8-K	10.5	11/13/2008
10.23	(a)	Director Offer Letter to J. Michael Losh, dated November 7, 2003.	10-K	10.56	02/23/2005
	(b)	Director Offer Letter to Francois J. Castaing, dated March 31, 2004.	10-K	10.57	02/23/2005
	(c)	Director Offer Letter to Jody Miller, dated January 7, 2005.	8-K	10.1	02/01/2005
	(d)	Director Offer Letter to James F. Albaugh, dated August 4, 2006.	8-K	10.1	09/18/2006
	(e)	Director Offer Letter to Michael R. Gambrell dated September 18, 2008.	8-K	10.2	11/13/2008
	(f)	Director Offer Letter to David S. Taylor dated August 25, 2010.	8-K	10.2	11/17/2010
	(g)	Form of TAI Director Cash Incentive Award Agreement, dated as of February 26, 2009 between TAI and each of the Registrant’s independent directors.	8-K	10.4	02/24/2009

				Incorporated By Reference
Exhibit						Filing	Filed
Number			Exhibit Description	Form	Exhibit	Date	Herewith

10.24		(a)	Amended and Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan.	DEF 14A	APPENDIX A	04/03/2009
		(b)	First Amendment to Amended & Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan, dated as of February 18, 2009.	10-Q	10.2	05/06/2009
		(c)	Form of General Non-Qualified Stock Option Agreement.	TAI S-4	10.21	07/01/2003
		(d)	Form of Chief Executive Officer Non-Qualified Stock Option Agreement.	8-K	10.1	02/25/2005
		(e)	Form of Executive Officer Non-Qualified Stock Option Agreement.	8-K	10.2	02/25/2005
		(f)	Form of General Restricted Stock Unit Agreement				X
		(g)	Form of Chief Executive Officer Restricted Stock Unit Agreement.	8-K	10.3	02/25/2005
		(h)	Form of Executive Officer Restricted Stock Unit Agreement.	8-K	10.4	02/25/2005
		(i)	Form of Director Restricted Stock Unit Agreement.	8-K	10.5	02/25/2005
		(j)	Form of Chief Executive Officer Stock-Settled Stock Appreciation Rights Agreement	8-K	10.3	02/26/2010
		(k)	Form of Executive Officer Stock-Settled Stock Appreciation Rights Agreement	8-K	10.2	02/26/2010
		(l)	Form of General Stock-Settled Stock Appreciation Rights Agreement				X
14.1			TRW Standards of Conduct	8-K	14.1	08/13/2010
21.1			List of Subsidiaries				X
23.1			Consent of Ernst & Young LLP				X
31		(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
		(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
32			Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002				X
101	.INS*		XBRL Instance Document
101	.SCH*		XBRL Taxonomy Extension Schema Document
101	.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB*		XBRL Taxonomy Extension Label Linkbase Document

Incorporated By Reference
Exhibit					Filing	Filed
Number		Exhibit Description	Form	Exhibit	Date	Herewith

101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Submitted electronically with this Report. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included as Exhibits 101 hereto (i) shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (ii) shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (iii) otherwise are not subject to liability under those sections.

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

Date: February 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 17, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JOHN C. PLANT John C. Plant	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH S. CANTIE Joseph S. Cantie	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ TAMMY S. MITCHELL Tammy S. Mitchell	Controller (Principal Accounting Officer)

/s/ NEIL P. SIMPKINS Neil P. Simpkins	Lead Director

/s/ JAMES F. ALBAUGH James F. Albaugh	Director

/s/ FRANCOIS J. CASTAING Francois J. Castaing	Director

/s/ ROBERT L. FRIEDMAN Robert L. Friedman	Director

/s/ MICHAEL R. GAMBRELL Michael R. Gambrell	Director

/s/ J. MICHAEL LOSH J. Michael Losh	Director

/s/ JODY G. MILLER Jody G. Miller	Director

/s/ PAUL H. O’NEILL Paul H. O’Neill	Director

/s/ DAVID S. TAYLOR David S. Taylor	Director