Form 10-Q
period 2011-04-01
TRW AUTOMOTIVE HOLDINGS CORP
filed 2011-05-04
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2011
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

As of April 29, 2011, the number of shares outstanding of the registrant’s Common Stock was 123,585,983.

TRW Automotive Holdings Corp.

Index

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

Signatures		33
EX-10.1
EX-10.2
EX-31.A
EX-31.B
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Operations

	Three Months Ended
	April 1,	April 2,
	2011	2010
	(Unaudited)
	(In millions, except per
	share amounts)

Sales	$4,109	$3,583
Cost of sales	3,598	3,154

Gross profit	511	429
Administrative and selling expenses	151	125
Amortization of intangible assets	5	5
Restructuring charges and fixed asset impairments	—	7
Other (income) expense — net	(17)	(8)

Operating income	372	300
Interest expense — net	34	45
Loss on retirement of debt — net	10	—
Gain on business acquisition	(9)	—
Equity in (earnings) losses of affiliates, net of tax	(10)	(8)

Earnings before income taxes	347	263
Income tax expense	56	50

Net earnings	291	213
Less: Net earnings attributable to noncontrolling interest, net of tax	10	9

Net earnings attributable to TRW	$281	$204

Basic earnings per share:
Earnings per share	$2.29	$1.72

Weighted average shares outstanding	122.9	118.3

Diluted earnings per share:
Earnings per share	$2.13	$1.61

Weighted average shares outstanding	134.4	129.3

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	April 1,	December 31,
	2011	2010
	(Unaudited)
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$1,041	$1,078
Accounts receivable — net	2,683	2,087
Inventories	876	760
Prepaid expenses and other current assets	246	215

Total current assets	4,846	4,140
Property, plant and equipment — net of accumulated depreciation of $3,771 million and $3,460 million, respectively	2,142	2,100
Goodwill	1,768	1,761
Intangible assets — net	300	304
Pension assets	498	454
Other assets	554	529

Total assets	$10,108	$9,288

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$30	$23
Current portion of long-term debt	19	20
Trade accounts payable	2,452	2,079
Accrued compensation	287	251
Other current liabilities	1,236	1,146

Total current liabilities	4,024	3,519
Long-term debt	1,711	1,803
Postretirement benefits other than pensions	452	453
Pension benefits	707	681
Other long-term liabilities	604	594

Total liabilities	7,498	7,050
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,647	1,638
Retained earnings	792	511
Accumulated other comprehensive earnings (losses)	(21)	(87)

Total TRW stockholders’ equity	2,419	2,063
Noncontrolling interest	191	175

Total equity	2,610	2,238

Total liabilities and equity	$10,108	$9,288

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	April 1,	April 2,
	2011	2010
	(Unaudited)
	(Dollars in millions)

Operating Activities
Net earnings	$291	$213
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	116	119
Net pension and other postretirement benefits income and contributions	(38)	(49)
Loss on retirement of debt — net	10	—
Gain on business acquisition	(9)	—
Other — net	(1)	1
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable — net	(503)	(417)
Inventories	(76)	(75)
Trade accounts payable	276	184
Prepaid expense and other assets	13	(27)
Other liabilities	2	72

Net cash provided by (used in) operating activities	81	21
Investing Activities
Capital expenditures, including intangible assets	(67)	(45)
Cash acquired in acquisition of business	15	—
Net proceeds from asset sales	3	1

Net cash provided by (used in) investing activities	(49)	(44)
Financing Activities
Change in short-term debt	7	—
Redemption of long-term debt	(130)	(120)
Proceeds from exercise of stock options	16	11
Dividends paid to noncontrolling interest	—	(12)

Net cash provided by (used in) financing activities	(107)	(121)
Effect of exchange rate changes on cash	38	(10)

Increase (decrease) in cash and cash equivalents	(37)	(154)
Cash and cash equivalents at beginning of period	1,078	788

Cash and cash equivalents at end of period	$1,041	$634

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements

1.	Description of Business

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 17, 2011.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three months ended April 1, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

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

If the average market price of the Company’s common stock exceeds the exercise price of stock options outstanding or the fair value on the date of grant of the stock-settled stock appreciation rights, the treasury stock method is used to determine the incremental number of shares to be included in the diluted earnings per share computation.

Net earnings attributable to TRW and the weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months Ended
	April 1,	April 2,
	2011	2010
	(In millions, except per share amounts)

Net earnings attributable to TRW	$281	$204
Interest expense on exchangeable notes, net of tax of zero	2	2
Amortization of discount on exchangeable notes, net of tax of zero	3	2

Net earnings attributable to TRW for purposes of calculating diluted earnings per share	$286	$208

Basic:
Weighted average shares outstanding	122.9	118.3

Basic earnings per share	$2.29	$1.72

Diluted:
Weighted average shares outstanding	122.9	118.3
Effect of dilutive stock options, restricted stock units and stock-settled stock appreciation rights	2.7	2.2
Shares applicable to exchangeable notes	8.8	8.8

Diluted weighted average shares outstanding	134.4	129.3

Diluted earnings per share	$2.13	$1.61

For the three months ended April 1, 2011 and April 2, 2010, 1.2 million and 3.8 million securities, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

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

The following table presents the movement in the product warranty liability for the periods indicated:

	Three Months Ended
	April 1,	April 2,
	2011	2010
	(Dollars in millions)

Beginning balance	$124	$118
Current period accruals, net of changes in estimates	13	12
Used for purposes intended	(11)	(15)
Effects of foreign currency translation	6	(2)

Ending balance	$132	$113

Equity and Comprehensive Income.  The following table presents a rollforward of the changes in equity, including changes in the components of comprehensive earnings (losses) (also referred to herein as “OCI”) attributable to TRW shareholders and to the noncontrolling interest.

	Three Months Ended
	April 1, 2011			April 2, 2010
		TRW	Noncontrolling		TRW	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
	(Dollars in millions)

Beginning balance of equity	$2,238	$2,063	$175	$1,309	$1,160	$149
Comprehensive earnings (losses):
Net earnings	291	281	10	213	204	9
Foreign currency translation	83	77	6	(14)	(12)	(2)
Retirement obligations, net of tax	(12)	(12)	—	1	1	—
Deferred cash flow hedges, net of tax	1	1	—	11	11	—

Comprehensive earnings (losses)	363	347	16	211	204	7
Dividends paid to noncontrolling interest	—	—	—	(12)	—	(12)
Share-based compensation expense	4	4	—	4	4	—
Proceeds from exercise of stock options	16	16	—	11	11	—
Tax benefits on share-based compensation	2	2	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	(13)	(13)	—	(5)	(5)	—

Ending balance of equity	$2,610	$2,419	$191	$1,518	$1,374	$144

3.	Acquisitions

During the three months ended April 1, 2011, the Company completed an acquisition in its Chassis Systems segment. Based on the fair value of the net assets acquired in comparison to the purchase price, the Company recorded a gain on business acquisition of approximately $9 million. The acquisition resulted in a gain due to the seller’s decision to exit a non-core business operation. The Company is still finalizing the calculation of the fair value of the net assets acquired, which may require an adjustment to the recorded gain.

4.	Inventories

The major classes of inventory are as follows:

	As of
	April 1,	December 31,
	2011	2010
	(Dollars in millions)

Finished products and work in process	$421	$369
Raw materials and supplies	455	391

Total inventories	$876	$760

5.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety		Automotive
	Systems	Systems	Electronics	Components
	Segment	Segment	Segment	Segment	Total
	(Dollars in millions)

Balance as of December 31, 2010	$800	$538	$423	$—	$1,761
Effects of foreign currency translation	1	6	—	—	7

Balance as of April 1, 2011	$801	$544	$423	$—	$1,768

Intangible assets

The following table reflects intangible assets and related accumulated amortization:

	As of			As of
	April 1, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$67	$(38)	$29	$67	$(36)	$31
Developed technology and other intangible assets	93	(86)	7	92	(82)	10

Total	160	$(124)	36	159	$(118)	41

Indefinite-lived intangible assets:
Trademarks	264		264	263		263

Total	$424		$300	$422		$304

The Company expects that ongoing amortization expense will approximate the following:

(Dollars in millions)

Remainder of 2011	$9
Fiscal year 2012	12
Fiscal year 2013	11
2014 and beyond	4

6.	Other (Income) Expense — Net

The following table provides details of other (income) expense — net:

	Three Months Ended
	April 1,	April 2,
	2011	2010
	(Dollars in millions)

Net provision for bad debts	$4	$(1)
Net (gains) losses on asset sales	(3)	(1)
Royalty and grant income	(6)	(4)
Miscellaneous other (income) expense	(12)	(2)

Other (income) expense — net	$(17)	$(8)

7.	Income Taxes

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

Income tax expense for the three months ended April 1, 2011 was $56 million on pre-tax earnings of $347 million. Income tax expense for the three months ended April 2, 2010 was $50 million on pre-tax earnings of $263 million. As of April 1, 2011, the income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which pre-tax earnings or losses do not result in the recognition of a corresponding income tax expense or benefit, as well as favorable foreign tax rates, holidays, and credits.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and therefore, the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include: historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. Management believes it is more likely than not that the net deferred tax asset in the United States and certain foreign jurisdictions will not be realized in the future. Accordingly, the Company continues to maintain a valuation allowance related to the net deferred tax assets in the United States and certain foreign jurisdictions.

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

As part of the review in determining the need for a valuation allowance, the Company assesses the potential release of existing valuation allowances. Based upon this assessment, the Company has concluded that there is more than a remote possibility that the existing valuation allowance on U.S. net deferred tax assets could be released. As of December 31, 2010, the U.S. valuation allowance was approximately $500 million. If such a release of the valuation allowance occurs, it will have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve. Similarly, the Company has concluded that there is more than a remote possibility that the existing valuation allowance on various foreign net deferred tax assets could be released. Such a release is dependent upon either the continued and sustained improvement in operating results or the ability and willingness to implement certain tax planning strategies as defined in Accounting Standards Codification 740 “Income Taxes.”

The Company operates in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. Although it is not possible to predict the timing of the conclusions of all ongoing tax audits with accuracy, it is possible that some or all of these examinations will conclude within the next 12 months. It is also reasonably possible that certain statute of limitations may expire relating to various foreign jurisdictions within the next 12 months. As such, it is possible that a reduction in the Company’s gross unrecognized tax benefits may occur; however, it is not possible to reasonably estimate the effect this may have upon the gross unrecognized tax benefits.

8.	Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

The following tables provide the components of net pension (income) cost for the Company’s defined benefit pension plans:

	Three Months Ended
	April 1, 2011			April 2, 2010
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$1	$—	$5	$1	$—	$5
Interest cost on projected benefit obligations	15	61	10	16	63	10
Expected return on plan assets	(19)	(86)	(5)	(19)	(83)	(5)
Amortization	1	—	1	(1)	—	—
Curtailments/settlements	—	—	—	—	1	—

Net pension (income) cost	$(2)	$(25)	$11	$(3)	$(19)	$10

Postretirement Benefits Other Than Pensions (“OPEB”)

The following tables provide the components of net OPEB (income) cost for the Company’s plans:

	Three Months Ended
	April 1, 2011		April 2, 2010
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Interest cost on projected benefit obligations	$5	$2	$6	$1
Amortization	(5)	(2)	(5)	(1)
Settlements	—	—	—	(2)

Net OPEB (income) cost	$—	$—	$1	$(2)

During the three months ended April 2, 2010, the Company recorded settlement gains of $2 million related to retiree medical buyouts.

9.	Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis

The fair value measurements for assets and liabilities recognized in the Company’s consolidated balance sheets are as follows:

	As of
	April 1, 2011			December 31, 2010
	Carrying	Fair	Measurement	Carrying	Fair
	Value	Value	Approach	Value	Value
	(Dollars in millions)

Foreign currency exchange contracts — current assets	$22	$22	Level 2	$18	$18
Foreign currency exchange contracts — noncurrent assets	3	3	Level 2	1	1
Short-term debt, fixed and floating rate	30	30	Level 2	23	23
Floating rate long-term debt	4	4	Level 2	6	6
Fixed rate long-term debt	1,726	2,104	Level 2	1,817	2,165
Foreign currency exchange contracts — current liability	3	3	Level 2	1	1
Foreign currency exchange contracts — noncurrent liability	2	2	Level 2	—	—
Interest rate swap contracts — noncurrent liability	1	1	Level 2	2	2
Commodity contracts — current liability	3	3	Level 2	6	6
Commodity contracts — noncurrent liability	1	1	Level 2	3	3

The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s floating rate short-term debt instruments approximates fair value because of the variable interest rates pertaining to those instruments.

The fair value of long-term debt was determined primarily from quoted market prices, as provided by participants in the secondary marketplace. For long-term debt without a quoted market price, the Company computed the fair value using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements. Upon issuance of the Company’s exchangeable notes, a debt discount was recognized as a decrease in debt and an increase in equity. Accordingly, the Company’s fair value and carrying value of long-term fixed rate debt is net of the unamortized discount of $53 million as of April 1, 2011.

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

There were no changes in the Company’s valuation techniques during the three months ended April 1, 2011.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the table above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, including investments in affiliates, which are written down to fair value as a result of impairment (see Note 12 for impairments of long-lived assets), asset retirement obligations, and restructuring liabilities (see Note 12).

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

As of April 1, 2011, the Company had $27 million and $11 million of restructuring accruals and asset retirement obligations, respectively, which were measured at fair value upon initial recognition of the associated liability.

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

As of April 1, 2011, the Company had a notional value of $1.7 billion in foreign exchange contracts outstanding. These forward contracts mature at various dates through June 2013. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument.

As of April 1, 2011, the Company had two offsetting interest rate swap agreements outstanding, each with a notional amount of $25 million. The Company’s exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (LIBOR).

Derivative Instruments.  The fair values of the Company’s derivative instruments as of April 1, 2011 and December 31, 2010 were $41 million and $31 million, respectively, in the asset position, and $26 million and $24 million, respectively, in the liability position. These amounts consist of interest rate contracts, foreign exchange contracts, and commodity contracts, none of which are individually significant.

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

For the three months ended April 1, 2011 and April 2, 2010, the effective portion of the gain (loss) on derivatives designated as cash flow hedges that was recognized in OCI was $8 million and $19 million, respectively, of which $8 million and $20 million, respectively, were related to foreign exchange contracts. The effective portion of gains on cash flow hedges reclassified from OCI into the statement of operations for the three months ended April 1, 2011 and April 2, 2010 was $9 million and $1 million, respectively, and was included in various line items on the statement of operations.

Gains and losses recognized in income related to hedge ineffectiveness for the three months ended April 1, 2011 and April 2, 2010 were not significant.

Fair Value Hedges.  For any derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the underlying hedged item is recognized in current earnings. As of April 1, 2011, the Company had no fair value hedges outstanding. For the three month period ended April 2, 2010, the Company had recognized $6 million of gains relating to interest contracts and $6 million of losses related to the underlying debt in interest expense.

Undesignated derivatives.  For the three months ended April 1, 2011 and April 2, 2010, the Company recognized $15 million and $11 million of gains, respectively, in other (income) expense for derivative instruments not designated as hedging instruments.

Credit-Risk-Related Contingent Features.  The Company has entered into International Swaps and Derivatives Association (“ISDA”) agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of April 1, 2011, the Company had not posted any collateral to support its derivatives in a liability position.

11.	Debt

Total outstanding debt of the Company consisted of the following:

	As of
	April 1,	December 31,
	2011	2010
	(Dollars in millions)

Short-term debt	$30	$23

Long-term debt:
Senior notes, due 2014 and 2017	$1,409	$1,502
Exchangeable senior notes, due 2015	206	203
Revolving credit facility	—	—
Capitalized leases	27	30
Other borrowings	88	88

Total long-term debt	1,730	1,823
Less current portion	19	20

Long-term debt, net of current portion	$1,711	$1,803

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

Senior Note Repurchases.  During the first quarter of 2011, the Company repurchased portions of its senior notes totaling approximately $113 million in principal amount and recorded a loss on retirement of debt of $10 million, including the write-off of a portion of debt issuance costs, discounts and premiums. The repurchased notes were retired upon settlement.

Exchangeable Senior Notes

In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015 (the “Exchangeable Senior Notes”) in a private placement. Prior to September 1, 2015, the notes are exchangeable only upon specified events or conditions being met and, thereafter, at any time. One condition, the sale price condition (described below), was met as of April 1, 2011, and as such, the notes are exchangeable in the second quarter of 2011. They will remain exchangeable in subsequent quarters if the sale price condition continues to be met, which occurs if the last reported sale price of the Company’s common stock for at least 20 of the last 30 trading days of the immediately preceding quarter is greater than 130% of the applicable exchange price. The initial exchange rate is 33.8392 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.55 per share of common stock), subject to adjustment. Upon exchange, the Company’s exchange obligation may be settled, at its option, in shares of its stock, cash or a combination of cash and shares of its stock. The Exchangeable Senior Notes are senior unsecured obligations of the Company. Interest is payable on June 1 and December 1 of each year. The Exchangeable Senior Notes will mature on December 1, 2015, unless earlier exchanged, repurchased by the Company at the holder’s option upon a fundamental change, or redeemed by the Company after December 6, 2013, at the Company’s option if certain conditions are met.

The Exchangeable Senior Notes were recorded with a debt discount which decreased debt and increased paid-in-capital in order to separate the liability and embedded equity components. The debt component will accrete up to the principal amount to effectively yield 9.0% over the term of the debt. The debt discount as of April 1, 2011 and December 31, 2010 was $53 million and $56 million, respectively. The total interest expense recognized for the three months ended April 1, 2011 and April 2, 2010 was approximately $5 million and $4 million, respectively, including $2 million in each respective three month period relating to the stated coupon rate.

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

The 2014 Portion of the Revolving Credit Facility is subject to early maturity on December 13, 2013, if (i) the Company has not refinanced its senior unsecured notes due 2014 with debt maturing after August 31, 2016, or (ii) the Company does not have liquidity available to repay the senior unsecured notes due 2014 plus at least $500 million of additional liquidity.

Subsequent to the end of the first quarter of 2011, the Company made an offer to the lenders under the 2012 Portion of the Revolving Credit Facility to extend the maturity date of their commitments to November 30, 2014. Lenders comprising $175 million of commitments accepted the offer and became lenders under the 2014 Portion of the Revolving Credit Facility effective May 2, 2011. As a result, effective May 2, 2011, the 2014 Portion of the Revolving Credit Facility was increased to $1,020 million. The Company gave notice to those lenders which did not accept the offer, terminating the remaining commitments under the 2012 Portion of the Revolving Credit Facility effective May 2, 2011.

During 2010, the Company repaid the full $225 million balance of its outstanding Term Loan A-2 and the full $175 million balance of its outstanding Term Loan B-3 with cash on hand.

The commitment fee and the applicable margin for borrowing on the Senior Secured Credit Facilities are subject to leverage-based grids. The applicable margin in effect as of April 1, 2011 for the 2012 Portion of the Revolving Credit Facility was 3.75% with respect to base rate borrowings and 4.75% with respect to eurocurrency borrowings. The applicable margin in effect as of April 1, 2011 for the 2014 Portion of the Revolving Credit Facility was 2.75% with respect to base rate borrowings and 3.75% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.50%.

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

12.	Restructuring Charges and Fixed Asset Impairments

Restructuring charges and fixed asset impairments include the following:

	Three Months Ended
	April 1,	April 2,
	2011	2010
	(Dollars in millions)

Severance and other charges	$—	$6

Total restructuring charges	—	6
Other fixed asset impairments	—	1

Total restructuring charges and fixed asset impairments	$—	$7

For the three months ended April 2, 2010, the restructuring charges incurred primarily related to severance-related postemployment benefit expense in the Occupant Safety Systems segment.

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges (but excludes reserves related to severance-related postemployment benefits):

	Three Months Ended
	April 1,	April 2,
	2011	2010
	(Dollars in millions)

Beginning balance	$21	$23
Increase in accrual related to business acquisition	6	—
Used for purposes intended	(2)	(5)
Effects of foreign currency translation and transfers	2	—

Ending balance	$27	$18

In conjunction with a business acquisition in its Chassis Systems segment during the three months ended April 1, 2011, the Company assumed a restructuring liability of $6 million.

Of the $27 million restructuring reserve as of April 1, 2011, approximately $15 million is expected to be paid in the remainder of 2011. The remaining balance is expected to be paid in 2012 to 2015 and is comprised primarily of involuntary employee termination arrangements in the United States and Europe.

13.	Capital Stock

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the “Common Stock”), of which 123,574,031 shares were issued and outstanding as of April 1, 2011, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the Company’s share-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

From time to time, capital stock is issued in conjunction with the exercise of stock options and stock-settled stock appreciation rights and the vesting of restricted stock units issued as part of the Company’s stock incentive plan.

14.	Share-Based Compensation

Equity Awards

On February 24, 2011, the Company granted 908,500 stock-settled stock appreciation rights (“SSARs”) to executive officers and certain employees of the Company pursuant to the Amended & Restated TRW Automotive Holdings Corp. 2003 Incentive Plan (as amended, the “Plan”). Each SSAR entitles the grantee to receive the appreciation in value of one underlying share of the Company’s stock from the grant date fair market value of $54.95 to the fair market value on the exercise date, although the stock price at exercise is limited to a maximum value of $100.00.

On February 24, 2011, the Company also granted 317,650 restricted stock units to executive officers, independent directors and certain employees of the Company pursuant to the Plan.

As of April 1, 2011, the Company had 3,737,350 shares of Common Stock available for issuance under the Plan. In addition, 2,783,966 stock options, 1,258,379 SSARs and 911,279 nonvested restricted stock units were outstanding as of April 1, 2011. The SSARs and more than one-half of the stock options have an 8-year term and vest ratably over three years, whereas the remaining stock options have a 10-year term and vest ratably over five years. Substantially all of the restricted stock units vest ratably over three years.

The total share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended
	April 1,	April 2,
	2011	2010
	(Dollars in millions)

Stock options and SSARs	$1	$1
Restricted stock units	3	3

Total share-based compensation expense	$4	$4

Cash Awards

For the three months ended April 1, 2011 and April 2, 2010, the Company recognized compensation expense associated with its cash-settled share-based compensation and retention awards of approximately $4 million and $5 million, respectively.

2011 and 2010 Awards.  In February 2011 and March 2010, the Company issued cash incentive awards for named executive officers (the “2011 and 2010 Awards”). Each award is divided into three tranches of equal value with a tranche vesting on each of the first, second and third anniversaries of the agreement date. The target aggregate value of the awards granted in 2011 is approximately $2.8 million, but could range from a minimum value of zero to a maximum value of $3.7 million depending on movement of the Company’s stock price during certain determination periods. Similarly, the target aggregate value of the awards granted in 2010 is approximately $2.6 million, but could range from a minimum value of zero to a maximum value of $3.4 million depending on movement of the Company’s stock price during certain determination periods.

2009 Awards.  In February 2009, the Company issued cash incentive awards for named executives, vice presidents and independent directors and retention awards for executives and vice presidents of the Company (the “2009 Awards”). For compensation expense purposes, the fair value of the share-based portion of the 2009 Awards was determined based on a lattice model (the Monte Carlo simulation) and is re-measured quarterly. The pro-rata vested portion of the awards is recognized as a liability. The liability and fair value of the 2009 Awards as of April 1, 2011 were approximately $29 million and $41 million, respectively.

15.	Related Party Transactions

Blackstone.  Pursuant to the Company’s Transaction and Monitoring Fee Agreement (the “TMF Agreement”) with an affiliate of The Blackstone Group L.P. (“Blackstone”), Blackstone had provided the Company certain monitoring, advisory and consulting services as more fully described in the agreement. The Company was paying an annual monitoring fee of $5 million for these services. In the first quarter of 2011, Blackstone agreed to terminate this agreement in return for the Company’s commitment to pay a total of approximately $10 million under a quarterly payment schedule commensurate with the payment schedule under the TMF Agreement. The Company’s payment commitment is equivalent to the amount that would have been payable under the TMF Agreement if Blackstone elected, pursuant to the terms of that agreement, to receive a lump-sum payment. For the three months ended April 1, 2011, approximately $11 million of expense was included in the consolidated statements of operations, which included the $10 million expense recognized upon termination as well as $1 million of expense that was recognized prior to the termination. No additional expense will be recognized in future quarters as a result of these arrangements. For the three months ended April 2, 2010, approximately $1 million of expense was included in the consolidated statements of operations.

16.	Segment Information

The following tables present certain financial information by segment:

	Three Months Ended
	April 1,	April 2,
	2011	2010
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$2,450	$2,062
Occupant Safety Systems	961	905
Electronics	217	196
Automotive Components	481	420

Total sales to external customers	$4,109	$3,583

Intersegment sales:
Chassis Systems	$18	$14
Occupant Safety Systems	13	11
Electronics	120	88
Automotive Components	20	12

Total intersegment sales	$171	$125

Total segment sales:
Chassis Systems	$2,468	$2,076
Occupant Safety Systems	974	916
Electronics	337	284
Automotive Components	501	432

Total segment sales	$4,280	$3,708

Earnings before taxes:
Chassis Systems	$227	$152
Occupant Safety Systems	109	89
Electronics	38	36
Automotive Components	32	24

Segment earnings before taxes	406	301
Corporate expense and other	(25)	(2)
Financing costs	(34)	(45)
Loss on retirement of debt — net	(10)	—
Net earnings attributable to noncontrolling interest, net of tax	10	9

Earnings before income taxes	$347	$263

See Note 12 for a summary of restructuring and asset impairments by segment.

17.	Contingencies

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

As of April 1, 2011, the Company had reserves for environmental matters of $62 million. In addition, the Company has established a receivable from Northrop Grumman Corporation (“Northrop”) for a portion of this environmental liability as a result of indemnification provided for in the master purchase agreement between Northrop and an affiliate of Blackstone under which Northrop has agreed to indemnify the Company for 50% of any environmental liabilities associated with the operation or ownership of the Company’s automotive business existing at or prior to the acquisition, subject to certain exceptions. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company’s financial position, results of operations or cash flows of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position, results of operations or cash flows or the possible effect of compliance with environmental requirements imposed in the future.

The Company faces an inherent business risk of exposure to product liability, recall and warranty claims in the event that its products actually or allegedly fail to perform as expected or the use of its products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, the Company could experience material warranty, recall or product liability losses in the future. For further information, including quantification of the Company’s product warranty liability, see the description of “Warranties” in Note 2.

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

The following should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission on February 17, 2011, and the other information included herein. References in this quarterly report on Form 10-Q (this “Report”) to “we,” “our,” or the “Company” refer to TRW Automotive Holdings Corp., together with its subsidiaries.

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

Financial Results

For the three months ended April 1, 2011:

•	Our net sales were $4.1 billion, which represents an increase of 15% from the prior year period. The increase in sales was driven primarily by higher vehicle production volumes (net of price reductions provided to customers).

•	We achieved our record best quarterly operating income and net earnings and first quarter operating cash flow, as well as the lowest level of outstanding debt since becoming a public company in 2003.

–	Operating income was $372 million as compared to $300 million in the prior year period. The improvement of $72 million resulted primarily from the contribution of higher sales volumes, partially offset by planned increases in spending to support our growth plans (such as spending on research, development and engineering) as well as increased general operating costs and commodity prices.

–	Net earnings attributable to TRW were $281 million as compared to $204 million in the prior year period. This improvement of $77 million was primarily the result of the significant improvement in operating income and lower interest expense.

–	We generated positive operating cash flow of $81 million, while capital expenditures were $67 million. Also, we reduced our outstanding debt during the quarter, primarily by repurchasing $113 million in principal amount of our senior unsecured notes.

Recent Trends and Conditions

The automotive industry continued to progress through a gradual recovery during the first quarter of 2011. The primary trends and market conditions impacting our business in 2011 include:

General Economic Conditions:

During the first quarter of 2011, automobile suppliers benefitted from improving global economic conditions and consumer demand (despite the continued high level of unemployment and geopolitical unrest). The automotive industry’s recovery over the past several quarters remains susceptible to the impacts that consumer income and wealth, housing prices, gasoline prices, automobile discount and incentive offers, and perceptions about global and local economic stability have on consumer spending. Additionally, there is widespread uncertainty surrounding the impact that the earthquake and tsunami in Japan will have on global economic conditions, as well as the potential effect on the automotive industry.

Production Levels:

Vehicle production levels during the first quarter of 2011 continued on a positive trend, and were substantially higher compared to 2010, primarily due to increased consumer demand.

In 2010, approximately 51% of our sales originated in Europe. The automobile market in this region experienced slightly higher production levels in the first quarter of 2011 compared to the first quarter of 2010, primarily as a result of improving demand within the region combined with robust exports to expanding markets, such as Asia Pacific.

In 2010, approximately 30% of our sales originated in North America. The automobile market in this region experienced higher production levels in the first quarter of 2011 compared to the first quarter of 2010, primarily attributable to increased consumer demand resulting from improved consumer sentiment and pent-up demand for durable goods. The extent of the increased production levels was somewhat suppressed by the continuing high levels of unemployment, concern over the housing market and increasing fuel prices.

In 2010, approximately 19% of our sales originated in regions outside of Europe and North America (primarily in China and Brazil, which comprised approximately 9% and 5% of total sales, respectively). China’s automobile market remained robust with increased consumer demand driving higher production levels in the first quarter of 2011 compared to the first quarter of 2010.

Although the overall trends have been improving, uncertainty remains regarding the sustainability of recent production levels in Europe and North America as consumer demand may diminish due to concern over general economic conditions. Further, in various high growth markets, actions taken by governments to slow the pace of expansion and mitigate inflation may adversely impact vehicle sales and production. Production levels also remain susceptible to the impact that the earthquake and tsunami in Japan may have on the availability of components and raw materials.

Product Mix:

Product mix tends to be influenced by a variety of factors such as gasoline prices, consumer income and wealth and governmental regulations (e.g. fuel economy standards driving more small car production). In Europe, demand has historically tended to be toward smaller, more fuel efficient vehicles, however, pent-up demand for luxury vehicles in the region, as well as increased exports of larger luxury vehicles to Asia, continued to shift the product mix toward these larger vehicles. In North America, product mix tends to be more correlated to short-term fluctuations in the price of gasoline and consumer wealth, thereby causing production to swing between sport utility vehicles/light trucks and more economical passenger cars. In general, smaller, more fuel efficient vehicles tend to be less profitable for OEMs and suppliers.

Supply Base:

As production levels increase, Tier 2 and Tier 3 suppliers face the challenges of managing through increased working capital and capital expenditure requirements. In some cases, financial instability of the Tier 2 and Tier 3 supply base poses a risk of supply disruption to us. We have dedicated resources and systems to closely monitor the viability of our supply base and are constantly evaluating opportunities to mitigate the risk and/or effects of any supplier disruption.

Additionally, the earthquake and tsunami in Japan could have a substantial negative impact on automotive suppliers either directly (through damage to their operating facilities) or indirectly (through disruptions in their supply chain or lost sales resulting from customer shutdowns). Further, if customers endeavor to make up for lost production following any production shutdowns or slow downs, automotive suppliers may encounter the additional burden of increased costs related to premium freight, overtime work and other inefficiencies. While it is difficult to estimate the full effects on the supply base, we are working with our suppliers that are located in Japan, or otherwise impacted, to assess their ability to continue to provide the components and materials required and to minimize any disruptions. Although the events in Japan did not materially impact our operating results in the first quarter of 2011, we continue to assess the full impact of these events on our operations and on our suppliers’ operations.

Inflation and Pricing Pressure:

Overall commodity volatility is an ongoing concern for our business and has been a considerable operational and financial focus for us. Our operating results continue to be negatively impacted by the increasing cost of certain commodities essential to our business. Further, as production levels rise, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in such costs. However, it is generally difficult to pass the full extent of increased prices for manufactured components and raw materials through to our customers in the form of price increases.

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

Foreign Currencies:

During the first quarter of 2011, we experienced a positive impact from foreign currency effects on our reported earnings in U.S. dollars compared to the first quarter of 2010, primarily because of the better performance of our hedge portfolio. Our operating results will continue to be impacted by our buying, selling and borrowing in currencies other than the functional currency of our operating companies. We employ financial instruments to hedge certain exposures to fluctuations and adverse trends in foreign currency exchange rates to try to abate or delay the effects thereof, but such instruments may not always be available to us at economically reasonable costs.

Strategic Initiatives

On an ongoing basis, we evaluate our competitive position in the global automotive supply industry and determine what actions are required to maintain and improve that position. As production levels rise, and considering the significant growth in strategic markets such as China and Brazil, we continue to focus on establishing appropriate levels of capital investment to support anticipated growth and expansion.

In general, our long-term objectives are geared toward growing our business, expanding our newer, innovative technologies, winning new contracts, generating cash and strengthening our market position. We believe that a continued focus on research, development and engineering activities is critical to maintaining our leadership position in the industry and meeting our long-term objectives.

For 2011, we will remain focused on our growth strategies, cash generation and debt reduction while managing through the near-term industry challenges, including potential production disruptions and increased commodity prices.

Although we believe that we have established a firm foundation for continued profitability, we continue to evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions. As such, plant rationalizations and targeted workforce reduction efforts may be warranted.

Our Debt and Capital Structure

During the first quarter of 2011, we continued to focus on improving the strength and flexibility of our capital structure and continued to reduce our debt by optionally repurchasing $113 million in principal amount of our senior unsecured notes with cash on hand. Our efforts resulted in outstanding debt of $1.8 billion and a cash balance of $1.0 billion as of April 1, 2011.

As market conditions warrant, we and our significant equity holders, including The Blackstone Group L.P. and its affiliates, may from time to time repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or otherwise.

See “LIQUIDITY AND CAPITAL RESOURCES” below and Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Report for further information.

RESULTS OF OPERATIONS

The following unaudited consolidated statements of operations compare the results of operations for the periods presented as follows:

Total Company Results of Operations

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2011	2010	Variance
	(Dollars in millions)

Sales	$4,109	$3,583	$526
Cost of sales	3,598	3,154	444

Gross profit	511	429	82
Administrative and selling expenses	151	125	26
Amortization of intangible assets	5	5	—
Restructuring charges and fixed asset impairments	—	7	(7)
Other (income) expense — net	(17)	(8)	(9)

Operating income	372	300	72
Interest expense — net	34	45	(11)
Loss on retirement of debt — net	10	—	10
Gain on business acquisition	(9)	—	(9)
Equity in (earnings) losses of affiliates, net of tax	(10)	(8)	(2)

Earnings before income taxes	347	263	84
Income tax expense	56	50	6

Net earnings	291	213	78
Less: Net earnings attributable to noncontrolling interest, net of tax	10	9	1

Net earnings attributable to TRW	$281	$204	$77

Comparison of the Three Months Ended April 1, 2011 to the Three Months Ended April 2, 2010

Sales increased by $526 million for the three months ended April 1, 2011 as compared to the three months ended April 2, 2010. The increase in sales was driven primarily by favorable volume (net of price reductions provided to customers) of $502 million and the favorable impact from foreign currency exchange of $24 million.

Gross profit increased by $82 million for the three months ended April 1, 2011 as compared to the three months ended April 2, 2010. This increase was driven primarily by favorable volume (net of adverse mix) of $108 million partially offset by inflation and price reductions provided to customers (in excess of cost reductions) of $25 million. Gross profit as a percentage of sales for the three months ended April 1, 2011 was 12.4% compared to 12.0% for the three months ended April 2, 2010.

Administrative and selling expenses increased by $26 million for the three months ended April 1, 2011 as compared to the three months ended April 2, 2010. This increase is primarily driven by increased general operating costs of $16 million, as well as an expense recognized related to the termination of the transaction and monitoring fee agreement with an affiliate of The Blackstone Group L.P. of $10 million. Administrative and selling expenses as a percentage of sales were 3.7% for the three months ended April 1, 2011, as compared to 3.5% for the three months ended April 2, 2010.

Restructuring charges and fixed asset impairments were $7 million for the three months ended April 2, 2010. The charges were comprised of severance-related postemployment benefits of $6 million and fixed asset impairments of $1 million.

Other income — net increased by $9 million for the three months ended April 1, 2011 as compared to the three months ended April 2, 2010. This was primarily due to a favorable variance in the marking to market of forward electricity purchase contracts of $7 million and increases in customer related settlements, royalty income and gains on the sales of assets, together totaling $7 million. These improvements were partially offset by an increase in the provision for bad debts of $5 million.

Interest expense — net decreased by $11 million for the three months ended April 1, 2011 as compared to the three months ended April 2, 2010, as a result of lower overall debt levels.

Loss on retirement of debt — net was a loss of $10 million for the three months ended April 1, 2011. During the three months ended April 1, 2011, we repurchased portions of our senior notes totaling $113 million in principal amount and recorded a loss on retirement of debt of $10 million, including the write-off of a portion of debt issuance costs, discounts and premiums.

Gain on business acquisition was $9 million for the three months ended April 1, 2011. During the first quarter of 2011, we completed a business acquisition in our Chassis Systems segment. Based on the fair value of the net assets acquired in comparison to the purchase price, a gain on business acquisition of approximately $9 million was recorded.

Income tax expense for the three months ended April 1, 2011 was $56 million on pre-tax earnings of $347 million as compared to an income tax expense of $50 million on pre-tax earnings of $263 million for the three months ended April 2, 2010. The income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which pre-tax earnings or losses do not result in the recognition of a corresponding income tax expense or benefit, as well as favorable foreign tax rates, holidays, and credits.

Segment Results of Operations

Sales, Including Intersegment Sales

	Three Months Ended
	April 1,	April 2,
	2011	2010	Variance
	(Dollars in millions)

Chassis Systems	$2,468	$2,076	$392
Occupant Safety Systems	974	916	58
Electronics	337	284	53
Automotive Components	501	432	69
Intersegment eliminations	(171)	(125)	(46)

Total sales	$4,109	$3,583	$526

Earnings Before Taxes

	Three Months Ended
	April 1,	April 2,
	2011	2010	Variance
	(Dollars in millions)

Chassis Systems	$227	$152	$75
Occupant Safety Systems	109	89	20
Electronics	38	36	2
Automotive Components	32	24	8

Segment earnings before taxes	$406	$301	$105
Corporate expense and other	(25)	(2)	(23)
Financing costs	(34)	(45)	11
Loss on retirement of debt — net	(10)	—	(10)
Net earnings attributable to noncontrolling interest, net of tax	10	9	1

Earnings before income taxes	$347	$263	$84

Restructuring Charges and Asset Impairments Included in Earnings Before Taxes

	Three Months Ended
	April 1,	April 2,
	2011	2010	Variance
	(Dollars in millions)

Chassis Systems	$—	$(1)	$1
Occupant Safety Systems	—	9	(9)
Electronics	—	(1)	1

Total restructuring charges and asset impairments	$—	$7	$(7)

Chassis Systems

Sales, including intersegment sales increased by $392 million for the three months ended April 1, 2011 as compared to the three months ended April 2, 2010. This increase was driven primarily by favorable volume (net of price reductions provided to customers) of $368 million and favorable foreign currency exchange of $24 million.

Earnings before taxes increased by $75 million for the three months ended April 1, 2011 as compared to the three months ended April 2, 2010. This increase was primarily driven by higher volume (net of adverse mix) of $71 million, the favorable impact related to a gain on business acquisition of approximately $9 million and the favorable impact of foreign currency exchange of $5 million. Partially offsetting these favorable items were the negative impacts of inflation, price reductions provided to customers and increased engineering costs (in excess of cost reductions) of $8 million.

For the three months ended April 2, 2010, this segment recorded $1 million of income from severance-related postemployment benefits due to a change in estimate of benefits to be provided.

Occupant Safety Systems

Sales, including intersegment sales increased by $58 million for the three months ended April 1, 2011 as compared to the three months ended April 2, 2010. This increase was driven primarily by favorable volume (net of price reductions provided to customers) of $62 million partially offset by the unfavorable impact of foreign currency exchange of $4 million.

Earnings before taxes increased by $20 million for the three months ended April 1, 2011 as compared to the three months ended April 2, 2010. This increase was driven primarily by higher volume (net of adverse mix) of $15 million and lower restructuring charges of $9 million. Partially offsetting these favorable items was the unfavorable impact of foreign currency exchange of $3 million and inflation and price reductions provided to customers (in excess of cost reductions) of $2 million.

For the three months ended April 2, 2010, this segment incurred severance and other charges of $8 million, and fixed asset impairments of $1 million.

Electronics

Sales, including intersegment sales increased by $53 million for the three months ended April 1, 2011 as compared to the three months ended April 2, 2010. This increase was driven primarily by favorable volume (net of price reductions provided to customers) of $49 million and the favorable impact of foreign currency exchange of $2 million.

Earnings before taxes increased by $2 million for the three months ended April 1, 2011 as compared to the three months ended April 2, 2010. This increase was driven primarily by higher volume (net of adverse mix) of $10 million, partially offset by price reductions provided to customers and increased engineering costs (in excess of cost reductions) of $7 million.

For the three months ended April 2, 2010, this segment recorded $1 million of income from severance, retention and outplacement services at various production facilities due to a change in estimate of benefits to be provided.

Automotive Components

Sales, including intersegment sales increased by $69 million for the three months ended April 1, 2011 as compared to the three months ended April 2, 2010. This increase was driven primarily by favorable volume (net of price reductions provided to customers) of $66 million and the favorable impact of foreign currency exchange of $3 million.

Earnings before taxes increased by $8 million for the three months ended April 1, 2011 as compared to the three months ended April 2, 2010. This increase was driven primarily by higher volume (net of adverse mix) of $15 million, partially offset by price reductions provided to customers and inflation (in excess of cost reductions) of $6 million.

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

On an annual basis, our primary source of liquidity is cash flows generated from operations. At various points during the course of a given year, we may be in an operating cash usage position, which is not unusual given the seasonality of our business. We also have available liquidity under our revolving credit facility and the credit facilities described below, subject to certain conditions. We continuously focus on our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. Although we have historically been successful in managing the timing of our cash flows, future success will depend on the financial position of our customers and suppliers, and on industry conditions.

Cash Flows

Operating Activities.  Cash provided by operating activities for the three months ended April 1, 2011, was $81 million, as compared to $21 million for the three months ended April 2, 2010. This increase is primarily the result of our improved results of operations during the first quarter of 2011 as compared to the first quarter of 2010. Other items contributing to the improvement in cash provided by operations were a reduction of other assets and a reduction of net pension and postretirement cash payments of $14 million. These favorable changes in operating cash flows were partially offset by a reduction in other accruals, including accrued compensation and related liabilities and taxes, and an increase in restructuring and severance-related cash outflows of $9 million.

Investing Activities.  Cash used in investing activities for the three months ended April 1, 2011 was $49 million as compared to $44 million for the three months ended April 2, 2010. For the three months ended April 1, 2011 and April 2, 2010, we spent $67 million and $45 million, respectively, in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $540 million for such capital expenditures during 2011 as we continue to invest in strategic growth.

Also during the three months ended April 1, 2011, we acquired $15 million in cash in conjunction with an acquisition in our Chassis Systems segment.

Financing Activities.  Cash used in financing activities was $107 million for the three months ended April 1, 2011, as compared to $121 million for the three months ended April 2, 2010. During the quarter ended April 1, 2011, we repurchased portions of our senior unsecured notes, totaling $113 million in principal amount. During the quarter ended April 2, 2010, we optionally repaid $100 million of our outstanding Term Loan B-3 with cash on hand.

Other Sources of Liquidity

Liquidity Facilities.  We may draw down on, and use proceeds from, our revolving credit facility, which is part of our senior secured credit facilities described below, to fund normal working capital needs from month to month in conjunction with available cash on hand. As of April 1, 2011, we had approximately $1.2 billion of availability under our revolving credit facility. This availability reflects no outstanding borrowings and reduced availability as a result of $37 million in outstanding letters of credit and bank guarantees and a $48 million unfunded commitment of Lehman Commercial Paper Inc. (“LCP”) under the revolving credit facility. We have excluded LCP’s commitment from the description of the revolving credit facility and all references to availability contained in this Report.

On April 1, 2011, our subsidiaries in the Asia Pacific region also had various uncommitted credit facilities, of which $193 million was unutilized. We expect that these additional facilities will be drawn from time to time for normal working capital purposes.

Under normal working capital utilization of liquidity, portions of the amounts drawn under our liquidity facilities typically are paid back throughout the month as cash from customers is received. We could then draw upon such facilities again for working capital purposes in the same or succeeding months.

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

Subsequent to the end of the first quarter of 2011 certain lenders under the 2012 Portion of the Revolving Credit Facility agreed to extend the maturity date of their commitments to November 30, 2014 and the remaining commitments under the 2012 portion of the Revolving Credit Facility were terminated. See Part II, Item 5 of this Report for further information.

During 2010, we optionally repaid in full the outstanding Term Loan A-2 and Term Loan B-3 balances of $225 million and $175 million, respectively, with cash on hand.

Our Seventh Credit Agreement contains a number of covenants, including financial covenants that would impact our ability to borrow on the facility if not met and restrictive covenants that, among other things, restrict the ability to incur additional indebtedness and the payment of cash dividends on our common stock. As of April 1, 2011, we were in compliance with all of our financial covenants. Such covenants are described in more detail in Note 11 to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no accounting pronouncements issued during the first quarter of 2011 that had, or are expected to have, a material impact on our business, results of operations or financial condition.

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the first quarter of 2011.

Valuation Allowances on Deferred Income Tax Assets.  We regularly assess the need for valuation allowances on our deferred tax assets. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for further information on our valuation allowances.

OUTLOOK

For the full year 2011, we expect revenue to be in the range of approximately $15.7 billion to $16.0 billion, including second quarter sales of approximately $3.9 billion. These sales figures are based on expected 2011 production levels of 13.0 million units in North America, 19.3 million units in Europe, continued growth in China and our expectations for foreign currency exchange rates. Within this forecast, we assume a portion of the loss in light vehicle production occurring in the second quarter, due to supply chain disruptions at our customers resulting from the natural disasters in Japan, will be recovered in the second half of this year.

In general, both North America and Europe have been experiencing increased production levels over the past year due to improved consumer demand and increased exports out of Europe. Growth in developing markets, such as China and Brazil, progressed through the first quarter of 2011, and we anticipate that it will continue through the remainder of the year. Considering this growth, we have placed a greater emphasis on establishing appropriate levels of capital investment to support expansion in these areas.

We continue to assess the impact of the events in Japan on our operations. In the near-term, global vehicle production remains susceptible to supply chain shortages due to the earthquake and tsunami in Japan, as well as the resulting rolling blackouts to conserve electricity. Such disruptions in the supply chain have caused certain of our customers to announce production curtailments, and others may follow. Further, if those affected OEMs endeavor to make up for lost production following any such shutdowns, automotive suppliers may encounter increased costs related to premium freight, overtime work and other inefficiencies. While it is difficult to estimate the full effects on the supply base, we are working with our suppliers that are located in Japan, or otherwise impacted, to assess their ability to continue to provide the components and materials required and to minimize any disruptions. Further, we continue to monitor the Tier 2 and Tier 3 supply base and its ability to perform as expected as it faces additional financial and operational challenges in the current environment due to commodity inflationary pressures and any increased working capital requirements resulting from increased production levels should vehicle production accelerate. The inability of any major supplier to meet its commitments could negatively impact us either directly or by negatively affecting our customers. We are pursuing other sources of supply where necessary and practicable.

We continue to be exposed to the potential inflationary impact of certain commodities such as ferrous metals, base metals, yarns, rare earth materials, resins and other petroleum-based products as well as energy costs. As production increases, or as available supplies decrease due to the events in Japan or for other reasons, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. Although the impact of commodity inflation may not affect us immediately, it is typically evidenced by near-term contribution margin contraction and can put significant operational and financial burdens on us and our suppliers.

Despite the various challenges that the automotive industry faces, we are confident that we will manage through them successfully. We believe that our growth prospects, strong balance sheet, ability to generate cash and our broad array of innovative products provide a firm foundation for continued profitability.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2010 under “Item 1A. Risk Factors” including: any shortage of supplies causing a production disruption due to the events in Japan or otherwise; increasing costs negatively impacting our profitability; tighter financial markets adversely impacting the availability and cost of credit negatively affecting our business; a material contraction in automotive sales and production adversely affecting our results or the viability of our supply base; commodity inflationary pressures adversely affecting our profitability or supply base; strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations impacting our results; pricing pressures from our customers adversely affecting our profitability; the loss of any of our largest customers materially adversely affecting us; costs of product liability, warranty and recall claims and efforts by customers to adversely alter contract terms and conditions concerning warranty and recall participation; costs or liabilities relating to environmental, health and safety regulations adversely affecting our results; risks associated with non-U.S. operations, including economic and political uncertainty in some regions, adversely affecting our business, results or financial condition; any inability to protect our intellectual property rights adversely affecting our business or our competitive position; any increase in the expense of our pension and other postretirement benefits or the funding requirements of our pension plans reducing our profitability; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers adversely affecting our operations; volatility in our annual effective tax rate resulting from a change in our valuation allowances position or other factors; any impairment of a significant amount of our goodwill or other intangible assets; and other risks and uncertainties set forth in our Annual Report on Form 10-K, in “— Executive Overview” above and in our other filings with the Securities and Exchange Commission.

All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We do not undertake any obligation to release publicly any update or revision to any of the forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of April 1, 2011, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There was no change in the Company’s internal controls over financial reporting that occurred during the first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information concerning legal proceedings involving the Company contained in Note 17 to the condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer repurchases

The independent trustee of our 401(k) plans purchases shares in the open market to fund (i) investments by employees in our common stock, one of the investment options available under such plans, and (ii) matching contributions in Company stock we provide under certain of such plans. In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and permits the satisfaction of the minimum statutory tax obligations upon exercise of options through stock withholding. Further, while our stock incentive plan also permits the satisfaction of the minimum statutory tax obligations upon the vesting of restricted stock units and the exercise of stock-settled stock appreciation rights through stock withholding, the shares withheld for such purpose are issued directly to us and are then immediately retired and returned to our authorized but unissued reserve. The Company does not believe that the foregoing purchases or transactions are issuer repurchases for the purposes of Item 2 of this Report.

Item 5.	Other Information

Subsequent to the end of the first quarter of 2011, we made an offer to the lenders under the 2012 Portion of the Revolving Credit Facility to extend the maturity date of their commitments to November 30, 2014. Lenders comprising $175 million of commitments accepted the offer and became lenders under the 2014 Portion of the Revolving Credit Facility effective May 2, 2011. As a result, effective May 2, 2011, the 2014 Portion of the Revolving Credit Facility was increased to $1,020 million. We gave notice to those lenders which did not accept the offer, terminating the remaining commitments under the 2012 Portion of the Revolving Credit Facility effective May 2, 2011.

Item 6.	Exhibits (including those incorporated by reference)

Exhibit
Number	Exhibit Name

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2003)
3.2	Third Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed November 17, 2004)
10.1*	Loan Modification Agreement dated as of May [2], 2011, among the Company, TRW Automotive Intermediate Holdings Corp., TRW Automotive Inc. (“TAI”), certain of TAI’s foreign subsidiaries, the Accepting Lenders (as defined therein) and JPMorgan Chase Bank, N.A., as administrative agent
10.2*	Form of Waiver dated as of May 2011, executed by a majority of the lenders under the Seventh Amended and Restated Credit Agreement, dated as of December 21, 2009, among TAI, the Company, TRW Automotive Intermediate Holdings Corp., certain of TAI’s foreign subsidiaries, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent for the lenders, and Bank of America, N.A., as syndication agent

Exhibit
Number	Exhibit Name

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Submitted electronically with this Report. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included as Exhibits 101 hereto (i) shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (ii) shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (iii) otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRW Automotive Holdings Corp.
(Registrant)

Date: May 4, 2011

By:	/s/ Joseph S. Cantie
Joseph S. Cantie
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)