Form 10-Q
period 2011-07-01
TRW AUTOMOTIVE HOLDINGS CORP
filed 2011-08-03
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2011
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

As of July 26, 2011, the number of shares outstanding of the registrant’s Common Stock was 123,717,542.

TRW Automotive Holdings Corp.

Index

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6.	Exhibits	39

Signatures		40
EX-31.A
EX-31.B
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Three Months Ended
	July 1,	July 2,
	2011	2010
	(Unaudited)
	(In millions, except per
	share amounts)

Sales	$4,234	$3,661
Cost of sales	3,717	3,222

Gross profit	517	439
Administrative and selling expenses	152	130
Amortization of intangible assets	3	6
Restructuring charges and fixed asset impairments	—	3
Other (income) expense — net	(6)	(22)

Operating income	368	322
Interest expense — net	30	41
Loss on retirement of debt — net	10	1
Equity in earnings of affiliates, net of tax	(10)	(9)

Earnings before income taxes	338	289
Income tax expense	34	52

Net earnings	304	237
Less: Net earnings attributable to noncontrolling interest, net of tax	11	10

Net earnings attributable to TRW	$293	$227

Basic earnings per share:
Earnings per share	$2.37	$1.90

Weighted average shares outstanding	123.7	119.4

Diluted earnings per share:
Earnings per share	$2.21	$1.78

Weighted average shares outstanding	134.4	130.7

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Six Months Ended
	July 1,	July 2,
	2011	2010
	(Unaudited)
	(In millions, except per share amounts)

Sales	$8,343	$7,244
Cost of sales	7,315	6,376

Gross profit	1,028	868
Administrative and selling expenses	303	255
Amortization of intangible assets	8	11
Restructuring charges and fixed asset impairments	—	10
Other (income) expense — net	(23)	(30)

Operating income	740	622
Interest expense — net	64	86
Loss on retirement of debt — net	20	1
Gain on business acquisition	(9)	—
Equity in earnings of affiliates, net of tax	(20)	(17)

Earnings before income taxes	685	552
Income tax expense	90	102

Net earnings	595	450
Less: Net earnings attributable to noncontrolling interest, net of tax	21	19

Net earnings attributable to TRW	$574	$431

Basic earnings per share:
Earnings per share	$4.66	$3.62

Weighted average shares outstanding	123.3	118.9

Diluted earnings per share:
Earnings per share	$4.34	$3.38

Weighted average shares outstanding	134.4	130.0

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	July 1,	December 31,
	2011	2010
	(Unaudited)
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$1,151	$1,078
Accounts receivable — net	2,697	2,087
Inventories	948	760
Prepaid expenses and other current assets	274	215

Total current assets	5,070	4,140
Property, plant and equipment — net of accumulated depreciation of $3,885 million and $3,460 million, respectively	2,156	2,100
Goodwill	1,767	1,761
Intangible assets — net	297	304
Pension assets	521	454
Other assets	569	529

Total assets	$10,380	$9,288

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$36	$23
Current portion of long-term debt	16	20
Trade accounts payable	2,485	2,079
Accrued compensation	304	251
Other current liabilities	1,233	1,146

Total current liabilities	4,074	3,519
Long-term debt	1,653	1,803
Postretirement benefits other than pensions	448	453
Pension benefits	692	681
Other long-term liabilities	596	594

Total liabilities	7,463	7,050
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,632	1,638
Retained earnings	1,085	511
Accumulated other comprehensive earnings (losses)	3	(87)

Total TRW stockholders’ equity	2,721	2,063
Noncontrolling interest	196	175

Total equity	2,917	2,238

Total liabilities and equity	$10,380	$9,288

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	July 1,	July 2,
	2011	2010
	(Unaudited)
	(Dollars in millions)

Operating Activities
Net earnings	$595	$450
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	229	232
Net pension and other postretirement benefits income and contributions	(95)	(95)
Loss on retirement of debt — net	20	1
Fixed asset impairment charges	—	(3)
Net gain on sales of assets and divestitures	(8)	(1)
Gain on business acquisition	(9)	—
Other — net	12	4
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable — net	(494)	(519)
Inventories	(137)	(88)
Trade accounts payable	283	270
Prepaid expense and other assets	(17)	(19)
Other liabilities	(27)	191

Net cash provided by (used in) operating activities	352	423
Investing Activities
Capital expenditures, including other intangible assets	(167)	(107)
Cash acquired in acquisition of business	15	—
Net proceeds from asset sales and divestitures	13	6

Net cash provided by (used in) investing activities	(139)	(101)
Financing Activities
Change in short-term debt	12	11
Proceeds from issuance of long-term debt, net of fees	1	1
Redemption of long-term debt	(226)	(294)
Proceeds from exercise of stock options	19	17
Dividends paid to noncontrolling interest	(5)	(12)

Net cash provided by (used in) financing activities	(199)	(277)
Effect of exchange rate changes on cash	59	(66)

Increase (decrease) in cash and cash equivalents	73	(21)
Cash and cash equivalents at beginning of period	1,078	788

Cash and cash equivalents at end of period	$1,151	$767

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Condensed Consolidated Financial Statements

1.	Description of Business

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three and six months ended July 1, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

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

Net earnings attributable to TRW and the weighted average shares outstanding used in calculating basic and diluted earnings per share were:

			Six Months
	Three Months Ended		Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
	(In millions, except per share amounts)

Net earnings attributable to TRW	$293	$227	$574	$431
Interest expense on exchangeable notes, net of tax of zero	2	3	4	5
Amortization of discount on exchangeable notes, net of tax of zero	2	2	5	4

Net earnings attributable to TRW for purposes of calculating diluted earnings per share	$297	$232	$583	$440

Basic:
Weighted average shares outstanding	123.7	119.4	123.3	118.9

Basic earnings per share	$2.37	$1.90	$4.66	$3.62

Diluted:
Weighted average shares outstanding	123.7	119.4	123.3	118.9
Effect of dilutive stock options, restricted stock units and stock-settled stock appreciation rights	2.1	2.5	2.4	2.3
Shares applicable to exchangeable notes	8.6	8.8	8.7	8.8

Diluted weighted average shares outstanding	134.4	130.7	134.4	130.0

Diluted earnings per share	$2.21	$1.78	$4.34	$3.38

For the three and six months ended July 1, 2011, approximately 1 million securities were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

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

The following table presents the movement in the product warranty liability for the periods indicated:

	Six Months Ended
	July 1,	July 2,
	2011	2010
	(Dollars in millions)

Beginning balance	$124	$118
Current period accruals, net of changes in estimates	24	28
Used for purposes intended	(19)	(32)
Effects of foreign currency translation	7	(8)

Ending balance	$136	$106

Equity and Comprehensive Income.  The following tables present a rollforward of the changes in equity, including changes in the components of comprehensive earnings (losses) (also referred to herein as “OCI”) attributable to TRW shareholders and to the noncontrolling interest.

	Three Months Ended
	July 1, 2011			July 2, 2010
		TRW	Noncontrolling		TRW	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
	(Dollars in millions)

Beginning balance of equity	$2,610	$2,419	$191	$1,518	$1,374	$144
Comprehensive earnings (losses):
Net earnings	304	293	11	237	227	10
Foreign currency translation	34	32	2	(113)	(107)	(6)
Retirement obligations, net of tax	(5)	(5)	—	(1)	(1)	—
Deferred cash flow hedges, net of tax	(3)	(3)	—	(11)	(11)	—

Comprehensive earnings (losses)	330	317	13	112	108	4
Dividends paid to noncontrolling interest	(5)	—	(5)	—	—	—
Noncontrolling interest related to divestitures	(3)	—	(3)	—	—	—
Share-based compensation expense	3	3	—	3	3	—
Proceeds from exercise of stock options	3	3	—	6	6	—
Tax benefits on share-based compensation	(1)	(1)	—	—	—	—
Equity component of 3.5% exchangeable note repurchase	(20)	(20)	—	—	—	—

Ending balance of equity	$2,917	$2,721	$196	$1,639	$1,491	$148

	Six Months Ended
	July 1, 2011			July 2, 2010
		TRW	Noncontrolling		TRW	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
	(Dollars in millions)

Beginning balance of equity	$2,238	$2,063	$175	$1,309	$1,160	$149
Comprehensive earnings (losses):
Net earnings	595	574	21	450	431	19
Foreign currency translation	117	109	8	(127)	(119)	(8)
Retirement obligations, net of tax	(17)	(17)	—	—	—	—
Deferred cash flow hedges, net of tax	(2)	(2)	—	—	—	—

Comprehensive earnings (losses)	693	664	29	323	312	11
Dividends paid to noncontrolling interest	(5)	—	(5)	(12)	—	(12)
Noncontrolling interest related to divestitures	(3)	—	(3)	—
Share-based compensation expense	7	7	—	7	7	—
Proceeds from exercise of stock options	19	19	—	17	17	—
Tax benefits on share-based compensation	1	1	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and exercise of stock-settled stock appreciation rights	(13)	(13)	—	(5)	(5)	—
Equity component of 3.5% exchangeable note repurchase	(20)	(20)	—	—	—	—

Ending balance of equity	$2,917	$2,721	$196	$1,639	$1,491	$148

Recently Issued Accounting Pronouncements.  In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income,” which updates Accounting Standards Codification (“ASC”) Topic 220. ASU No. 2011-05 eliminates the ability of reporting entities to present changes in other comprehensive income as a component of stockholder’s equity, and requires that changes in other comprehensive income be shown either in a continuous statement of comprehensive income or as a statement immediately following the statement of earnings. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. ASU No. 2011-05 will have no impact on the Company’s consolidated financial statements, other than presentation of comprehensive income.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which updates ASC Topic 820. ASU No. 2011-04 clarifies the intent of ASC 820 around the highest and best use concept being relevant only to nonfinancial assets, the fair value of instruments in shareholders’ equity should be measured from the perspective of a market participant holding the instrument as an asset, and the appropriate usage of blockage factors. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company is currently evaluating the effects of ASU No. 2011-04, and has not yet determined the associated impact on the Company’s consolidated financial statements.

3.	Acquisitions

During the first quarter of 2011, the Company completed an acquisition in its Chassis Systems segment. Based on the fair value of the net assets acquired in comparison to the purchase price, the Company recorded a gain on business acquisition of approximately $9 million. The acquisition resulted in a gain due to the seller’s decision to exit a non-core business operation. The Company is still finalizing the calculation of the fair value of the net assets acquired, which may require an adjustment to the recorded gain.

4.	Inventories

The major classes of inventory are as follows:

	As of
	July 1,	December 31,
	2011	2010
	(Dollars in millions)

Finished products and work in process	$472	$369
Raw materials and supplies	476	391

Total inventories	$948	$760

5.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety		Automotive
	Systems	Systems	Electronics	Components
	Segment	Segment	Segment	Segment	Total
	(Dollars in millions)

Balance as of December 31, 2010	$800	$538	$423	$—	$1,761
Effects of foreign currency translation	1	7	—	—	8
Divestitures	(2)	—	—	—	(2)

Balance as of July 1, 2011	$799	$545	$423	$—	$1,767

Intangible assets

The following table reflects intangible assets and related accumulated amortization:

	As of			As of
	July 1, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$67	$(41)	$26	$67	$(36)	$31
Developed technology and other intangible assets	93	(86)	7	92	(82)	10

Total	160	$(127)	33	159	$(118)	41

Indefinite-lived intangible assets:
Trademarks	264		264	263		263

Total	$424		$297	$422		$304

The Company expects that ongoing amortization expense will approximate the following:

(Dollars in millions)

Remainder of 2011	$6
Fiscal year 2012	12
Fiscal year 2013	11
2014 and beyond	4

6.	Other (Income) Expense — Net

The following table provides details of other (income) expense — net:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
	(Dollars in millions)

Net provision for bad debts	$2	$—	$6	$(1)
Net (gains) losses on sales of assets and divestitures	(5)	—	(8)	(1)
Foreign currency exchange (gains) losses	7	(7)	7	(7)
Royalty and grant income	(3)	(5)	(9)	(9)
Legacy pension litigation	(6)	—	(6)	—
Miscellaneous other (income) expense	(1)	(10)	(13)	(12)

Other (income) expense — net	$(6)	$(22)	$(23)	$(30)

7.	Income Taxes

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

Income tax expense for the three months ended July 1, 2011 was $34 million on pre-tax earnings of $338 million and income tax expense for the six months ended July 1, 2011 was $90 million on pre-tax earnings of $685 million. Income tax expense for both periods in 2011 includes net tax benefits of $20 million relating to the favorable resolution of various tax matters in foreign jurisdictions and tax benefits of $4 million resulting from changes in assessments regarding the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets of certain subsidiaries in China, Malaysia, and the Czech Republic. Income tax expense for the three months ended July 2, 2010 was $52 million on pre-tax earnings of $289 million and income tax expense for the six months ended July 2, 2010 was $102 million on pre-tax earnings of $552 million. Income tax expense for both periods in 2010 includes net tax benefits of $10 million relating to the favorable resolution of various tax matters in foreign jurisdictions. As of July 1, 2011, the income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which pre-tax earnings or losses do not result in the recognition of a corresponding income tax expense or benefit, as well as favorable foreign tax rates, holidays, and credits.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include but are not limited to: recent adjusted historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling twelve quarters of pre-tax book results adjusted for significant permanent book to tax differences as a measure of cumulative results in recent years. In the U.S. and certain foreign jurisdictions, our analysis indicates that we have cumulative three year historical losses on this basis. This is considered significant negative evidence which is difficult to overcome. However, the three year loss position is not solely determinative and, accordingly, management considers all other available positive and negative evidence in its analysis. Despite recent improvement in financial results, both in the U.S. and certain foreign jurisdictions, management concluded that the weight of negative evidence continues to outweigh the positive evidence. Accordingly, the Company continues to maintain a valuation allowance related to the net deferred tax assets in the United States and certain foreign jurisdictions.

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

As part of the review in determining the need for a valuation allowance, the Company assesses the potential release of existing valuation allowances. Based upon this assessment, the Company has concluded that there is more than a remote possibility that the existing valuation allowance on U.S. net deferred tax assets could be released. As of December 31, 2010, the U.S. valuation allowance was approximately $500 million. If such a release of the valuation allowance occurs, it will have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve. Similarly, the Company has concluded that there is more than a remote possibility that existing valuation allowances, of up to $70 million, on various foreign net deferred tax assets could be released. Such a release is dependent upon either the continued and sustained improvement in operating results or the ability and willingness to implement certain tax planning strategies as defined in ASC 740 “Income Taxes.”

At December 31, 2010, the Company had $172 million of gross unrecognized tax benefits, of which $121 million would affect the effective tax rate, if recognized. The gross unrecognized tax benefits differ from the amount that would affect the effective tax rate due to the impact of valuation allowances and foreign country offsets relating to transfer pricing adjustments. During the three and six months ended July 1, 2011 the Company reduced the gross unrecognized tax benefits by $33 million, excluding interest, related to tax positions of prior years. These reductions were mainly related to various effectively settled audits related to foreign jurisdictions and certain transfer pricing matters. The amount of the reduction in gross unrecognized tax benefits that affected the effective tax rate was $15 million, excluding interest.

The Company operates in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. Although it is not possible to predict the timing of the conclusions of all ongoing tax audits with accuracy, it is possible that some or all of these examinations will conclude within the next 12 months. It is also reasonably possible that certain statute of limitations may expire relating to various foreign jurisdictions within the next 12 months. As such, it is possible that a change in the Company’s gross unrecognized tax benefits may occur; however, it is not possible to reasonably estimate the effect this may have upon the gross unrecognized tax benefits.

8.	Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

The following tables provide the components of net pension (income) cost for the Company’s defined benefit pension plans:

	Three Months Ended
	July 1, 2011			July 2, 2010
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$1	$—	$4	$2	$—	$4
Interest cost on projected benefit obligations	16	61	11	15	61	9
Expected return on plan assets	(20)	(87)	(5)	(19)	(79)	(5)
Amortization	1	—	1	(1)	—	1

Net pension (income) cost	$(2)	$(26)	$11	$(3)	$(18)	$9

	Six Months Ended
	July 1, 2011			July 2, 2010
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$2	$—	$9	$3	$—	$9
Interest cost on projected benefit obligations	31	122	21	31	124	19
Expected return on plan assets	(39)	(173)	(10)	(38)	(162)	(10)
Amortization	2	—	2	(2)	—	1
Curtailments/settlements	—	—	—	—	1	—

Net pension (income) cost	$(4)	$(51)	$22	$(6)	$(37)	$19

Postretirement Benefits Other Than Pensions (“OPEB”)

The following tables provide the components of net OPEB (income) cost for the Company’s plans:

	Three Months Ended
	July 1, 2011		July 2, 2010
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Service cost	$1	$—	$—	$1
Interest cost on projected benefit obligations	5	1	6	2
Amortization	(5)	(1)	(5)	(2)
Curtailments/settlements	—	—	—	(1)

Net OPEB (income) cost	$1	$—	$1	$—

	Six Months Ended
	July 1, 2011		July 2, 2010
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Service cost	$1	$—	$—	$1
Interest cost on projected benefit obligations	10	3	12	3
Amortization	(10)	(3)	(10)	(3)
Curtailments/settlements	—	—	—	(3)

Net OPEB (income) cost	$1	$—	$2	$(2)

9.	Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis

The fair value measurements for assets and liabilities recognized in the Company’s consolidated balance sheet are as follows:

	As of
	July 1, 2011			December 31, 2010
	Carrying	Fair	Measurement	Carrying	Fair
	Value	Value	Approach	Value	Value
	(Dollars in millions)

Foreign currency exchange contracts — current assets	$21	$21	Level 2	$18	$18
Foreign currency exchange contracts — noncurrent assets	1	1	Level 2	1	1
Short-term debt, fixed and floating rate	36	36	Level 2	23	23
Floating rate long-term debt	3	3	Level 2	6	6
Fixed rate long-term debt	1,666	2,056	Level 2	1,817	2,165
Foreign currency exchange contracts — current liability	3	3	Level 2	1	1
Foreign currency exchange contracts — noncurrent liability	1	1	Level 2	—	—
Interest rate swap contracts — noncurrent liability	1	1	Level 2	2	2
Commodity contracts — current liability	4	4	Level 2	6	6
Commodity contracts — noncurrent liability	2	2	Level 2	3	3

The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s floating rate short-term debt instruments approximates fair value because of the variable interest rates pertaining to those instruments.

The fair value of long-term debt was determined primarily from quoted market prices, as provided by participants in the secondary marketplace. For long-term debt without a quoted market price, the Company computed the fair value using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements. Upon issuance of the Company’s exchangeable notes, a debt discount was recognized as a decrease in debt and an increase in equity. Accordingly, the Company’s fair value and carrying value of long-term fixed rate debt is net of the unamortized discount of $47 million as of July 1, 2011.

The Company calculates the fair value of its foreign currency exchange contracts, commodity contracts, and interest rate swap contracts using quoted currency forward rates, quoted commodity forward rates, and quoted interest rate curves, respectively, to calculate forward values, and then discounts the forward values. In addition, the Company’s calculation of the fair value of its foreign currency option contracts uses quoted currency volatilities.

The discount rates for all derivative contracts are based on quoted bank deposit or swap interest rates. For contracts which, when aggregated by counterparty, are in a liability position, the rates are adjusted by the credit spread which market participants would apply if buying these contracts from the Company’s counterparties.

There were no changes in the Company’s valuation techniques during the six months ended July 1, 2011.

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

As of July 1, 2011, the Company had $25 million and $11 million of restructuring accruals and asset retirement obligations, respectively, which were measured at fair value upon initial recognition of the associated liability.

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

As of July 1, 2011, the Company had a notional value of $2.0 billion in foreign exchange contracts outstanding. These forward contracts mature at various dates through March 2014. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument.

As of July 1, 2011, the Company had two offsetting interest rate swap agreements outstanding, each with a notional amount of $25 million. The Company’s exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (LIBOR).

Derivative Instruments.  The fair values of the Company’s derivative instruments as of July 1, 2011 and December 31, 2010 were $37 million and $31 million, respectively, in the asset position, and $26 million and $24 million, respectively, in the liability position. These amounts consist of interest rate contracts, foreign currency exchange contracts, and commodity contracts, none of which are individually significant.

Cash Flow Hedges.  For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI, and is subsequently reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $12 million of gains, net of tax, which are included in OCI are expected to be reclassified into earnings in the next twelve months.

For the three and six months ended July 1, 2011, the effective portion of the gain on derivatives designated as cash flow hedges that was recognized in OCI was $4 million and $12 million, respectively, all of which were related to foreign currency exchange contracts. The effective portion of gains on cash flow hedges reclassified from OCI into earnings for the three and six months ended July 1, 2011 was $7 million and $16 million, respectively, and was included in various line items on the statement of earnings.

For the three and six months ended July 2, 2010, the effective portion of the gain/loss on derivatives designated as cash flow hedges that was recognized in OCI was a loss of $7 million and a gain of $12 million, respectively, of which $7 million and $13 million, respectively, were related to foreign currency exchange contracts. The effective portion of gains on cash flow hedges reclassified from OCI into earnings for the three and six months ended July 2, 2010 was $6 million and $7 million, respectively, and was included in various line items on the statement of earnings.

Gains and losses recognized in income related to hedge ineffectiveness for the three and six months ended July 1, 2011 and July 2, 2010 were not significant.

Fair Value Hedges.  For any derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the underlying hedged item is recognized in current earnings. As of July 1, 2011, the Company had no fair value hedges outstanding. For the three and six month periods ended July 2, 2010, the Company recognized $15 million and $9 million of gains, respectively, relating to interest rate swap contracts. The offsetting losses on the underlying debt were recognized in interest expense.

Undesignated derivatives.  For the three and six months ended July 1, 2011, the Company recognized $7 million and $22 million of gains, respectively, in other (income) expense for derivative instruments not designated as hedging instruments. For the three and six months ended July 2, 2010, the Company recognized $20 million and $9 million of losses, respectively, in other (income) expense for derivative instruments not designated as hedging instruments.

Credit-Risk-Related Contingent Features.  The Company has entered into International Swaps and Derivatives Association (“ISDA”) agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of July 1, 2011, the Company had not posted any collateral to support its derivatives in a liability position.

11.	Debt

Total outstanding debt of the Company consisted of the following:

	As of
	July 1,	December 31,
	2011	2010
	(Dollars in millions)

Short-term debt	$36	$23

Long-term debt:
Senior notes, due 2014 and 2017	$1,372	$1,502
Exchangeable senior notes, due 2015	192	203
Revolving credit facility	—	—
Capitalized leases	25	30
Other borrowings	80	88

Total long-term debt	1,669	1,823
Less current portion	16	20

Long-term debt, net of current portion	$1,653	$1,803

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

Senior Note Repurchases.  During the three and six months ended July 1, 2011, the Company repurchased portions of its senior notes totaling approximately $42 million and $155 million, respectively, in principal amount and recorded a loss on retirement of debt of $4 million and $14 million, respectively, including the write-off of a portion of debt issuance costs, discounts and premiums. The repurchased notes were retired upon settlement.

Exchangeable Senior Notes

In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015 (the “Exchangeable Senior Notes”) in a private placement. Prior to September 1, 2015, the notes are exchangeable only upon specified events or conditions being met and, thereafter, at any time. One condition, the sale price condition (described below), continued to be met as of July 1, 2011, and as such, the notes are exchangeable in the third quarter of 2011. They will remain exchangeable in subsequent quarters if the sale price condition continues to be met, which occurs if the last reported sale price of the Company’s common stock for at least 20 of the last 30 trading days of the immediately preceding quarter is greater than 130% of the applicable exchange price. The initial exchange rate is 33.8392 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.55 per share of common stock), subject to adjustment. Upon exchange, the Company’s exchange obligation may be settled, at its option, in shares of its stock, cash or a combination of cash and shares of its stock. The Exchangeable Senior Notes are senior unsecured obligations of the Company. Interest is payable on June 1 and December 1 of each year. The Exchangeable Senior Notes will mature on December 1, 2015, unless earlier exchanged, repurchased by the Company at the holder’s option upon a fundamental change, or redeemed by the Company after December 6, 2013, at the Company’s option if certain conditions are met.

The Exchangeable Senior Notes were recorded with a debt discount which decreased debt and increased paid-in-capital in order to separate the liability and embedded equity components. The debt component will accrete up to the principal amount to effectively yield 9.0% over the term of the debt. The debt discount as of July 1, 2011 and December 31, 2010 was $47 million and $56 million, respectively. The total interest expense recognized for the three and six months ended July 1, 2011 was approximately $4 million and $9 million, respectively, including $2 million and $4 million in each respective period relating to the stated coupon rate. The total interest expense recognized for the three and six months ended July 2, 2010 was approximately $5 million and $9 million, respectively, including $3 million and $5 million, respectively, relating to the stated coupon rate.

Exchangeable Senior Note Repurchases.  During the three months ended July 1, 2011, the Company repurchased portions of its Exchangeable Senior Notes totaling approximately $19 million in principal amount and recorded a loss on retirement of debt of $3 million, including the write-off of a portion of debt issuance costs and the debt discount. In addition, the Company recorded a reduction of $20 million to paid-in-capital, relating to the repurchase of the conversion feature of the Exchangeable Senior Notes. The repurchased notes were retired upon settlement.

Senior Secured Credit Facilities

The Company entered into its Seventh Amended and Restated Credit Agreement, dated as of December 21, 2009 (the “Seventh Credit Agreement”), with the lenders party thereto. The Seventh Credit Agreement provides for senior secured credit facilities consisting of (i) a revolving credit facility in the amount of $1,256 million, of which $411 million was to mature May 9, 2012 (the “2012 Portion of the Revolving Credit Facility”) and $845 million matures November 30, 2014, subject to certain conditions described below (the “2014 Portion of the Revolving Credit Facility” and, together with the 2012 Portion of the Revolving Credit Facility, the “Revolving Credit Facility”), (ii) a $225 million Tranche A-2 Term Loan Facility (the “Term Loan A-2”), and (iii) a $175 million Tranche B-3 Term Loan Facility (the “Term Loan B-3” and, together with the Revolving Credit Facility and the Term Loan A-2, the “Senior Secured Credit Facilities”).

The 2014 Portion of the Revolving Credit Facility is subject to early maturity on December 13, 2013, if (i) the Company has not refinanced its senior unsecured notes due 2014 with debt maturing after August 31, 2016, or (ii) the Company does not have liquidity available to repay the senior unsecured notes due 2014 plus at least $500 million of additional liquidity.

During the second quarter of 2011, the Company made an offer to the lenders under the 2012 Portion of the Revolving Credit Facility to extend the maturity date of their commitments to November 30, 2014. Lenders comprising $175 million of commitments accepted the offer and became lenders under the 2014 Portion of the Revolving Credit Facility effective May 2, 2011. As a result, effective May 2, 2011, the 2014 Portion of the Revolving Credit Facility was increased to $1,020 million. The Company gave notice to those lenders which did not accept the offer and terminated the remaining commitments under the 2012 Portion of the Revolving Credit Facility effective May 2, 2011. In conjunction with the termination of the 2012 commitments the Company recorded a loss on retirement of debt of $3 million related to the write-off of a portion of debt issuance costs.

During 2010, the Company repaid the full $225 million balance of its outstanding Term Loan A-2 and the full $175 million balance of its outstanding Term Loan B-3 with cash on hand.

The commitment fee and the applicable margin for borrowing on the Senior Secured Credit Facilities are subject to leverage-based grids. The applicable margin in effect as of July 1, 2011 for the 2014 Portion of the Revolving Credit Facility was 2.75% with respect to base rate borrowings and 3.75% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.50%.

The Senior Secured Credit Facilities are secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive Inc. (“TAI”), a wholly owned subsidiary of TRW Automotive Holdings Corp., and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of TAI and substantially all of its domestic subsidiaries and 65% of the stock of foreign subsidiaries owned directly by domestic entities. In addition, foreign borrowings under the Senior Secured Credit Facilities will be secured by assets of the foreign borrowers.

Debt Repurchases

As market conditions warrant, the Company may from time to time repurchase debt securities, including exchangeable debt securities, issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or by other means.

Other Borrowings

The Company has borrowings under uncommitted credit agreements in many of the countries in which it operates. The borrowings are from various domestic and international banks at quoted market interest rates.

12.	Restructuring Charges and Fixed Asset Impairments

Restructuring charges and fixed asset impairments include the following:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
		(Dollars in millions)

Severance and other charges	$—	$7	$—	$13
Asset impairments related to restructuring activities	—	(4)	—	(4)

Total restructuring charges	—	3	—	9
Other fixed asset impairments	—	—	—	1

Total restructuring charges and fixed asset impairments	$—	$3	$—	$10

For the three months ended July 2, 2010, the severance and other charges of $7 million primarily related to charges incurred in the Chassis Systems segment. For the six months ended July 2, 2010, the severance and other charges of $13 million primarily related to charges incurred in the Chassis Systems segment and the Occupant Safety Systems segment, in the amount of $5 million and $8 million, respectively. During the second quarter of 2010, the Chassis Systems segment realized a gain on the sale of a property in the amount of $4 million related to a closed North American braking facility, which was previously impaired as part of a 2008 restructuring action.

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges (but excludes reserves related to severance-related postemployment benefits):

	Six Months Ended
	July 1,	July 2,
	2011	2010
	(Dollars in millions)

Beginning balance	$21	$23
Current period accruals, net of changes in estimates	1	4
Increase in accrual due to business acquisition	6	—
Used for purposes intended	(5)	(6)
Effects of foreign currency translation and transfers	2	—

Ending balance	$25	$21

The Company completed an acquisition in the Chassis Systems segment during the first quarter of 2011 and assumed a restructuring liability of $6 million.

Of the $25 million restructuring reserve as of July 1, 2011, approximately $13 million is expected to be paid in the remainder of 2011. The remaining balance is expected to be paid in 2012 to 2015 and is comprised primarily of involuntary employee termination arrangements in the United States and Europe.

13.	Capital Stock

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the “Common Stock”), of which 123,713,292 shares were issued and outstanding as of July 1, 2011, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the Company’s stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

From time to time, capital stock is issued in conjunction with the exercise of stock options and stock-settled stock appreciation rights and the vesting of restricted stock units issued as part of the Company’s stock incentive plan.

14.	Share-Based Compensation

Equity Awards

On February 24, 2011, the Company granted 908,500 stock-settled stock appreciation rights (“SSARs”) to executive officers and certain employees of the Company pursuant to the Amended & Restated TRW Automotive Holdings Corp. 2003 Incentive Plan (as amended, the “Plan”). Each SSAR entitles the grantee to receive the appreciation in value of one underlying share of the Company’s stock from the grant date fair market value of $54.95 to the lesser of the fair market value on the exercise date or $100.00.

On February 24, 2011, the Company also granted 317,650 restricted stock units to executive officers, independent directors and certain employees of the Company pursuant to the Plan.

As of July 1, 2011, the Company had 3,755,186 shares of Common Stock available for issuance under the Plan. In addition, 2,643,786 stock options, 1,251,379 SSARs and 901,478 nonvested restricted stock units were outstanding as of July 1, 2011. The SSARs and more than one-half of the stock options have an 8-year term and vest ratably over three years, whereas the remaining stock options have a 10-year term and vest ratably over five years. Substantially all of the restricted stock units vest ratably over three years.

Share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
	(Dollars in millions)

Stock options and SSARs	$1	$1	$2	$2
Restricted stock units	2	2	5	5

Total share-based compensation expense	$3	$3	$7	$7

Cash Awards

For the three and six months ended July 1, 2011, the Company recognized compensation expense associated with its cash-settled share-based compensation and retention awards of approximately $3 million and $7 million, respectively. For the three and six months ended July 2, 2010, the Company recognized compensation expense associated with its cash-settled share-based compensation and retention awards of approximately $6 million and $11 million, respectively.

2011 and 2010 Awards.  In February 2011 and March 2010, the Company issued cash incentive awards for executive officers (the “2011 and 2010 Awards”). Each award is divided into three tranches of equal value with a tranche vesting on each of the first, second and third anniversaries of the agreement date. The target aggregate value of the awards granted in 2011 is approximately $2.8 million, but could range from a minimum value of zero to a maximum value of $3.7 million depending on movement of the Company’s stock price during certain determination periods. Similarly, subsequent to payment of the first tranche, the remaining target aggregate value of the awards granted in 2010 is approximately $1.7 million, but could range from a minimum value of zero to a maximum value of $2.2 million depending on movement of the Company’s stock price during certain determination periods.

2009 Awards.  In February 2009, the Company issued cash incentive awards for executive officers, vice presidents and independent directors and retention awards for executive officers and vice presidents of the Company (the “2009 Awards”). For compensation expense purposes, the fair value of the share-based portion of the 2009 Awards was determined based on a lattice model (the Monte Carlo simulation) and is re-measured quarterly. The pro-rata vested portion of the awards is recognized as a liability. The liability and fair value of the 2009 Awards as of July 1, 2011 was approximately $31 million and $40 million, respectively.

15.	Related Party Transactions

Blackstone.  In the first quarter of 2011, the Company’s Transaction and Monitoring Fee Agreement (the “TMF Agreement”) with an affiliate of The Blackstone Group L.P. (“Blackstone”) was terminated in return for the Company’s commitment to pay Blackstone a total of approximately $10 million under a quarterly payment schedule commensurate with the payment schedule under the TMF Agreement. During the first quarter of 2011, approximately $11 million of expense was included in the consolidated statements of earnings, which included the $10 million expense recognized upon termination as well as $1 million of expense that was recognized prior to the termination. No additional expense was recognized subsequent to the first quarter of 2011 as a result of these arrangements. For the three and six months ended July 2, 2010, $1 million and $3 million, respectfully, was included in the consolidated statements of earnings.

16.	Segment Information

The following tables present certain financial information by segment:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
	(Dollars in millions)

Sales to external customers:
Chassis Systems	$2,602	$2,181	$5,052	$4,243
Occupant Safety Systems	953	877	1,914	1,782
Electronics	193	193	410	389
Automotive Components	486	410	967	830

Total sales to external customers	$4,234	$3,661	$8,343	$7,244

Intersegment sales:
Chassis Systems	$27	$9	$45	$23
Occupant Safety Systems	12	10	25	21
Electronics	118	93	238	181
Automotive Components	20	16	40	28

Total intersegment sales	$177	$128	$348	$253

Total segment sales:
Chassis Systems	$2,629	$2,190	$5,097	$4,266
Occupant Safety Systems	965	887	1,939	1,803
Electronics	311	286	648	570
Automotive Components	506	426	1,007	858

Total segment sales	$4,411	$3,789	$8,691	$7,497

Earnings before taxes:
Chassis Systems	$235	$172	$462	$324
Occupant Safety Systems	89	110	198	199
Electronics	26	39	64	75
Automotive Components	30	23	62	47

Segment earnings before taxes	380	344	786	645
Corporate expense and other	(13)	(23)	(38)	(25)
Financing costs	(30)	(41)	(64)	(86)
Loss on retirement of debt — net	(10)	(1)	(20)	(1)
Net earnings attributable to noncontrolling interest, net of tax	11	10	21	19

Earnings before income taxes	$338	$289	$685	$552

See Note 12 for a summary of restructuring and asset impairments by segment.

17.	Contingencies

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

As of July 1, 2011, the Company had reserves for environmental matters of $65 million. In addition, the Company has established a receivable from Northrop Grumman Corporation (“Northrop”) for a portion of this environmental liability as a result of indemnification provided for in the master purchase agreement between Northrop and an affiliate of Blackstone under which Northrop has agreed to indemnify the Company for 50% of any environmental liabilities associated with the operation or ownership of the Company’s automotive business existing at or prior to the acquisition, subject to certain exceptions. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company’s financial position, results of operations or cash flows of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position, results of operations or cash flows or the possible effect of compliance with environmental requirements imposed in the future.

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

Antitrust Investigations

In June 2011, European antitrust authorities visited certain of the Company’s Occupant Safety Systems business unit locations in Germany to gather information in connection with an investigation of anti-competitive conduct in the European Union. A related subpoena was received in the United States from the U.S. Department of Justice. The Company understands that these inquiries are part of ongoing investigations by these authorities of automotive parts suppliers concerning possible violations of competition (antitrust) laws. Competition and antitrust law investigations often continue for several years and can result in significant penalties being imposed by the European authorities as well as the U.S. Department of Justice, as is evidenced by the significant fines the European Commission has imposed, in some cases, for violations in other sectors. At this point, the Company cannot estimate the financial impact resulting from the investigations. The Company will evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

The Company’s policy is to comply with all laws and regulations, including all antitrust and competition laws. The Company is cooperating fully with the competition authorities in the context of their ongoing investigations.

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

Financial Results

For the three months ended July 1, 2011:

•	Our net sales were $4.2 billion, which represents an increase of 16% from the prior year period. The increase in sales was driven primarily by improved vehicle production volumes, primarily with domestic vehicle manufacturers in North America, increasing demand for our active and passive safety products and the positive effects of foreign currency exchange.

•	Operating income was $368 million compared to $322 million in the prior year period. The improvement in operating income of $46 million resulted primarily from the contribution of higher sales volumes as well as the favorable resolution of a commercial matter of $19 million, largely offset by higher raw material prices and planned increases in costs to support future growth (such as spending on research, development and engineering).

•	Net earnings attributable to TRW were $293 million as compared to net earnings of $227 million in the prior year period. This improvement of $66 million was primarily the result of the improvement in operating income, lower interest expense and lower income tax expense, partially offset by an increase in losses recognized on the retirement of debt.

For the six months ended July 1, 2011:

•	Our net sales were $8.3 billion, which represented an increase of 15% from the prior year period. The increase in sales was driven primarily by a higher level of global vehicle production volumes, increasing demand for our active and passive safety products and the positive effects of foreign currency exchange.

•	Operating income was $740 million compared to $622 million in the prior year period. The improvement in operating income of $118 million resulted primarily from the positive impact of higher sales volumes as well as the favorable resolution of a commercial matter of $19 million, partially offset by higher raw material prices and planned increases in costs to support future growth (such as spending on research, development and engineering).

•	Net earnings attributable to TRW were $574 million as compared to net earnings of $431 million in the prior year period. This improvement of $143 million was primarily the result of the significant improvement in operating income, lower interest expense, lower income tax expense and a gain recognized on business acquisition partially offset by an increase in losses recognized on the retirement of debt.

•	We generated positive operating cash flow of $352 million, while capital expenditures were $167 million. Also, we reduced our outstanding debt during the period, primarily by repurchasing $175 million in principal amount of our senior unsecured notes and exchangeable notes.

Recent Trends and Conditions

The automotive industry continued to progress through a gradual recovery during first half of 2011. The primary trends and market conditions impacting our business in 2011 include:

General Economic Conditions:

During the first half of 2011, automobile suppliers benefitted from improved consumer demand (despite the continued high level of unemployment and geopolitical unrest). However, the overall outlook for the global economy has begun to soften and concern has increased regarding the management of debt levels and potential default by certain countries, which may negatively impact the second half of 2011. The automotive industry’s recovery remains susceptible to the impacts that consumer income and wealth, housing prices, gasoline prices, automobile discount and incentive offers, and perceptions about global and local economic stability have on consumer spending.

Production Levels:

Vehicle production levels during the first half of 2011 continued on a positive trend, and were substantially higher compared to 2010, primarily due to increased consumer demand. However, despite the robust production levels experienced during the first half of 2011, uncertainty remains regarding the sustainability of these production levels in Europe and North America as consumer demand may diminish due to concern over general economic conditions. Further, in various high growth markets, actions taken by governments to slow the pace of expansion and mitigate inflation may adversely impact vehicle sales and production. Also, although concerns are diminishing, production levels remain susceptible to the impact that the earthquake and tsunami in Japan may still have on the availability of components and raw materials.

In 2010, approximately 51% of our sales originated in Europe. The automobile market in this region experienced higher production levels for the first half of 2011 compared to the first half of 2010, primarily as a result of improving demand within the region combined with robust exports to expanding markets, such as Asia Pacific.

In 2010, approximately 30% of our sales originated in North America. The automobile market in this region experienced higher production levels for the first half of 2011 compared to the first half of 2010, primarily attributable to increased consumer demand resulting from improved consumer sentiment and pent-up demand for durable goods. Although overall production was up in the region, production levels during the second quarter were substantially higher for the domestic OEMs (Chrysler Group LLC, Ford Motor Company and General Motors Company, together the “Detroit Three”), whereas Japanese OEMs experienced significantly lower levels due to supply shortages related to the earthquake and tsunami in Japan in March 2011. This mix of production between the Detroit Three and Japanese OEMs is not expected to continue, and may begin to reverse, in the near term as supply shortages subside. Increased market share of the Detroit Three generally benefits our financial results given our higher sales content for domestic vehicles compared to Japanese manufacturers.

In 2010, approximately 19% of our sales originated in regions outside of Europe and North America (primarily in China and Brazil, which comprised approximately 9% and 5% of total sales, respectively). Increased consumer demand in these regions drove higher production levels during the first half of 2011 compared to the first half of 2010. However, in China, government actions to slow the pace of expansion and curb inflation have caused production growth rates to moderate.

Product Mix:

Product mix tends to be influenced by a variety of factors such as gasoline prices, consumer income and wealth and governmental regulations (e.g. fuel economy standards driving more small car production). In Europe, demand has historically tended to be toward smaller, more fuel efficient vehicles. However, pent-up demand for luxury vehicles in the region and increased exports of larger luxury vehicles to Asia continued to support production of a greater proportion of these larger vehicles. In North America, product mix tends to be more correlated to short-term fluctuations in the price of gasoline and consumer wealth, thereby causing production to swing between sport utility vehicles/light trucks and more economical passenger cars. In general, smaller, more fuel efficient vehicles tend to be less profitable for OEMs and suppliers.

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

Additionally, the earthquake and tsunami in Japan negatively impacted certain automotive suppliers either directly (through damage to their operating facilities) or indirectly (through disruptions in their supply chain or lost sales resulting from customer shutdowns). We are working with our suppliers that are located in Japan, or otherwise impacted, to assess their ability to continue to provide the components and materials required and to minimize any disruptions. Although the events in Japan did not materially impact our operating results in the first half of 2011, we continue to assess the impact of these events on our operations.

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

Foreign Currencies:

During the first half of 2011, we experienced a positive impact from foreign currency effects on our reported earnings in U.S. dollars compared to the first half of 2010, primarily resulting from the translation of results denominated in other currencies, mainly the euro. Our operating results will continue to be impacted by our buying, selling and borrowing in currencies other than the functional currency of our operating companies. We employ financial instruments to hedge certain exposures to fluctuations and adverse trends in foreign currency exchange rates to try to abate or delay the effects thereof, but such instruments may not always be available to us at economically reasonable costs.

Strategic Initiatives

On an ongoing basis we evaluate our competitive position in the global automotive supply industry and determine what actions are required to maintain and improve that position. As production levels rise, and considering the significant growth in strategic markets such as China and Brazil, we continue to focus on establishing appropriate levels of capital investment to support anticipated growth and expansion.

In general, our long-term objectives are geared toward growing our business, expanding our newer, innovative technologies, winning new contracts, generating cash and strengthening our market position. We believe that a continued focus on research, development and engineering activities is critical to maintaining our leadership position in the industry and meeting our long-term objectives.

For the second half of 2011, we will remain focused on our growth strategies, cash generation and debt reduction while managing through the near-term industry challenges, such as increased commodity prices.

Although we believe that we have established a firm foundation for continued profitability, we continue to evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions. As such, plant rationalizations and targeted workforce reduction efforts may be warranted.

Antitrust Investigations

Antitrust authorities are investigating possible violations of competition (antitrust) laws by automotive parts suppliers (the “Antitrust Investigations”). In connection with the Antitrust Investigations, in June 2011, European antitrust authorities visited certain of our Occupant Safety Systems business unit locations in Germany to gather information. We also received a subpoena related to the Antitrust Investigations in the United States from the U.S. Department of Justice. At this point we cannot estimate the financial impact of any antitrust investigation on us, but we will evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

Our Debt and Capital Structure

During the first half of 2011, we continued to focus on improving the strength and flexibility of our capital structure and continued to reduce our debt by optionally repurchasing $155 million in principal amount of our senior unsecured notes and $19 million of our exchangeable senior notes with cash on hand. Our efforts resulted in debt outstanding of $1.7 billion and a cash and cash equivalent balance of $1.2 billion as of July 1, 2011.

As market conditions warrant, we and our significant equity holders, including The Blackstone Group L.P. and its affiliates, may from time to time repurchase debt securities, including exchangeable debt securities, issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or otherwise.

See “LIQUIDITY AND CAPITAL RESOURCES” below and Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Report for further information.

RESULTS OF OPERATIONS

The following unaudited consolidated statements of earnings compare the results of operations for the periods presented as follows:

Total Company Results of Operations

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	July 1,	July 2,
	2011	2010	Variance
	(Dollars in millions)

Sales	$4,234	$3,661	$573
Cost of sales	3,717	3,222	495

Gross profit	517	439	78
Administrative and selling expenses	152	130	22
Amortization of intangible assets	3	6	(3)
Restructuring charges and fixed asset impairments	—	3	(3)
Other (income) expense — net	(6)	(22)	16

Operating income	368	322	46
Interest expense — net	30	41	(11)
Loss on retirement of debt — net	10	1	9
Equity in earnings of affiliates, net of tax	(10)	(9)	(1)

Earnings before income taxes	338	289	49
Income tax expense	34	52	(18)

Net earnings	304	237	67
Less: Net earnings attributable to noncontrolling interest, net of tax	11	10	1

Net earnings attributable to TRW	$293	$227	$66

Comparison of the Three Months Ended July 1, 2011 to the Three Months Ended July 2, 2010

Sales increased by $573 million for the three months ended July 1, 2011 as compared to the three months ended July 2, 2010. The increase in sales was driven by the favorable impact of foreign currency exchange of $325 million, and improved vehicle production volumes, primarily with domestic vehicle manufacturers in North America, and increasing demand for our active and passive safety products (net of price reductions provided to customers), together which totaled $248 million.

Gross profit increased by $78 million for the three months ended July 1, 2011 as compared to the three months ended July 2, 2010. The increase was driven primarily by increased volume (net of adverse mix) of $40 million, the favorable impact of foreign currency exchange of $33 million, the favorable resolution of a commercial matter of $19 million, the non-recurrence of a prior year unfavorable impact of litigation matters of $12 million, as well as lower warranty expense and higher pension and postretirement income, totaling $11 million. Partially offsetting these favorable items were the unfavorable impacts of inflation and price reductions provided to customers (net of cost reductions) of $37 million. Gross profit as a percentage of sales for the three months ended July 1, 2011 was 12.2% compared to 12.0% for the three months ended July 2, 2010.

Administrative and selling expenses increased by $22 million for the three months ended July 1, 2011 as compared to the three months ended July 2, 2010. This increase was primarily driven by increased general operating costs of $12 million and the unfavorable impact of foreign currency exchange of $10 million. Administrative and selling expenses as a percentage of sales were 3.6% for each of the three month periods ended July 1, 2011 and July 2, 2010.

Restructuring charges and fixed asset impairments was $3 million for the three months ended July 2, 2010. This was related to severance and other charges of $7 million, partially offset by a gain on the sale of a restructured property in the amount of $4 million.

Other income — net decreased by $16 million for the three months ended July 1, 2011 as compared to the three months ended July 2, 2010. The decrease was primarily due to the unfavorable impact of foreign currency exchange of $14 million, an unfavorable variance in the marking to market of forward electricity purchase contracts of $6 million, and unfavorable changes in the provision for bad debts and royalty and grant income, together totaling $4 million. This was partially offset by a reversal of $6 million of litigation charges related to the favorable resolution of legacy pension matters, as well as an increase in gains on sales of assets and divestitures of $5 million.

Interest expense — net decreased by $11 million for the three months ended July 1, 2011 as compared to the three months ended July 2, 2010, primarily as the result of lower overall debt levels.

Loss on retirement of debt — net was $10 million for the three months ended July 1, 2011 as compared to $1 million for the three months ended July 2, 2010. During the three months ended July 1, 2011, we repurchased portions of our senior notes and senior exchangeable notes totaling approximately $42 million and $19 million, respectively, in principal amount and recorded a loss on retirement of debt of $4 million and $3 million, respectively. The losses included the write-off of a portion of debt issuance costs, discounts and premiums. Additionally, in conjunction with the termination of the 2012 commitments under our revolving credit facility, we recorded a loss on retirement of debt of $3 million related to the write-off of a portion of debt issuance costs. During the second quarter of 2010, we recognized a loss on retirement of debt of $1 million primarily related to the write-off of debt issuance costs in conjunction with the optional repayments on our term loans.

Income tax expense for the three months ended July 1, 2011 was $34 million on pre-tax earnings of $338 million as compared to an income tax expense of $52 million on pre-tax earnings of $289 million for the three months ended July 2, 2010. The tax expense for the three months ended July 1, 2011 is net of tax benefits of $20 million relating to favorable resolutions of various tax matters in foreign jurisdictions and tax benefits of $4 million resulting from the reversal of valuation allowances on net deferred tax assets of certain foreign subsidiaries. The tax expense for the three months ended July 2, 2010 is net of tax benefits of $10 million relating to favorable resolutions of various tax matters in foreign jurisdictions. The income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which pre-tax earnings or losses do not result in the recognition of a corresponding income tax expense or benefit, as well as favorable foreign tax rates, holidays, and credits.

Consolidated Statements of Earnings
(Unaudited)

	Six Months Ended
	July 1,	July 2,
	2011	2010	Variance
	(Dollars in millions)

Sales	$8,343	$7,244	$1,099
Cost of sales	7,315	6,376	939

Gross profit	1,028	868	160
Administrative and selling expenses	303	255	48
Amortization of intangible assets	8	11	(3)
Restructuring charges and fixed asset impairments	—	10	(10)
Other (income) expense — net	(23)	(30)	7

Operating income	740	622	118
Interest expense — net	64	86	(22)
Loss on retirement of debt — net	20	1	19
Gain on business acquisition	(9)	—	(9)
Equity in earnings of affiliates, net of tax	(20)	(17)	(3)

Earnings before income taxes	685	552	133
Income tax expense	90	102	(12)

Net earnings	595	450	145
Less: Net earnings attributable to noncontrolling interest, net of tax	21	19	2

Net earnings attributable to TRW	$574	$431	$143

Comparison of the Six Months Ended July 1, 2011 to the Six Months Ended July 2, 2010

Sales increased by $1,099 million for the six months ended July 1, 2011 as compared to the six months ended July 2, 2010. The increase was driven primarily by a higher level of global vehicle production volumes and increasing demand for our active and passive safety products (net of price reductions provided to customers) of $750 million and the favorable impact from foreign currency exchange of $349 million.

Gross profit increased by $160 million for the six months ended July 1, 2011 as compared to the six months ended July 2, 2010. This increase was driven primarily by volume (net of adverse mix) of $148 million, the favorable impact from foreign currency exchange of $32 million, the favorable resolution of a commercial matter of $19 million, the non-recurrence of the unfavorable impact of litigation matters of $12 million, as well as lower warranty expense and higher pension and postretirement income, totaling $13 million. Partially offsetting these favorable items was the unfavorable impact of increased engineering costs, inflation and price reductions provided to customers (in excess of cost reductions) of $64 million. Gross profit as a percentage of sales for the six months ended July 1, 2011 was 12.3% compared to 12.0% for the six months ended July 2, 2010.

Administrative and selling expenses increased by $48 million for the six months ended July 1, 2011 as compared to the six months ended July 2, 2010. This increase was driven primarily by increased general operating costs of $26 million, the unfavorable impact of foreign currency exchange of $12 million, and a $10 million expense recognized related to the termination of the transaction and monitoring fee agreement with an affiliate of The Blackstone Group L.P. Administrative and selling expenses as a percentage of sales were 3.6% for the six months ended July 1, 2011, as compared to 3.5% for the six months ended July 2, 2010.

Restructuring charges and fixed asset impairments was $10 million for the six months ended July 2, 2010. This was primarily related to severance and other charges of $13 million, partially offset by a gain on the sale of a restructured property in the amount of $4 million.

Other income — net decreased by $7 million for the six months ended July 1, 2011 as compared to the six months ended July 2, 2010. The decrease was primarily due to unfavorable impact of foreign currency exchange of $14 million and an unfavorable change in the provision for bad debts of $7 million. This was partially offset by an increase in gains on sales of assets and divestitures of $7 million, as well as a reversal of $6 million of litigation charges related to the favorable resolution of legacy pension matters.

Interest expense — net decreased by $22 million for the six months ended July 1, 2011 as compared to the six months ended July 2, 2010, primarily as the result of lower overall debt levels.

Loss on retirement of debt — net was $20 million for the six months ended July 1, 2011 as compared to $1 million for the six months ended July 2, 2010. During the six months ended July 1, 2011, we repurchased portions of our senior notes and senior exchangeable notes totaling approximately $155 million and $19 million, respectively, in principal amount and recorded a loss on retirement of debt of $14 million and $3 million, respectively. The losses included the write-off of a portion of debt issuance costs, discounts and premiums. Additionally, in conjunction with the termination of the 2012 commitments under our revolving credit facility, we recorded a loss on retirement of debt of $3 million related to the write-off of a portion of debt issuance costs. During the second quarter of 2010, we recognized a loss on retirement of debt of $1 million primarily related to the write-off of debt issuance costs in conjunction with the optional repayments on our term loans.

Gain on business acquisition was $9 million for the six months ended July 1, 2011. During the first quarter of 2011, we completed a business acquisition in our Chassis Systems segment. Based on the fair value of the net assets acquired in comparison to the purchase price, a gain on business acquisition of approximately $9 million was recorded.

Income tax expense for the six months ended July 1, 2011 was $90 million on pre-tax earnings of $685 million as compared to an income tax expense of $102 million on pre-tax earnings of $552 million for the six months ended July 2, 2010. The tax expense for the six months ended July 1, 2011 is net of tax benefits of $20 million relating to favorable resolutions of various tax matters in foreign jurisdictions and tax benefits of $4 million resulting from the reversal of valuation allowances on net deferred tax assets of certain foreign subsidiaries. The tax expense for the three months ended July 2, 2010 is net of tax benefits of $10 million relating to favorable resolutions of various tax matters in foreign jurisdictions. The income tax rate varies from the United States statutory income tax rate due primarily to results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which pre-tax earnings or losses do not result in the recognition of a corresponding income tax expense or benefit, as well as favorable foreign tax rates, holidays, and credits.

Segment Results of Operations

Sales, Including Intersegment Sales

	Three Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
	2011	2010	Variance	2011	2010	Variance
	(Dollars in millions)

Chassis Systems	$2,629	$2,190	$439	$5,097	$4,266	$831
Occupant Safety Systems	965	887	78	1,939	1,803	136
Electronics	311	286	25	648	570	78
Automotive Components	506	426	80	1,007	858	149
Intersegment eliminations	(177)	(128)	(49)	(348)	(253)	(95)

Total sales	$4,234	$3,661	$573	$8,343	$7,244	$1,099

Earnings Before Taxes

	Three Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
	2011	2010	Variance	2011	2010	Variance
	(Dollars in millions)

Chassis Systems	$235	$172	$63	$462	$324	$138
Occupant Safety Systems	89	110	(21)	198	199	(1)
Electronics	26	39	(13)	64	75	(11)
Automotive Components	30	23	7	62	47	15

Segment earnings before taxes	$380	$344	$36	$786	$645	$141
Corporate expense and other	(13)	(23)	10	(38)	(25)	(13)
Financing costs	(30)	(41)	11	(64)	(86)	22
Loss on retirement of debt — net	(10)	(1)	(9)	(20)	(1)	(19)
Net earnings attributable to noncontrolling interest, net of tax	11	10	1	21	19	2

Earnings before income taxes	$338	$289	$49	$685	$552	$133

Restructuring Charges and Fixed Asset Impairments Included in Earnings Before Taxes

	Three Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
	2011	2010	Variance	2011	2010	Variance
	(Dollars in millions)

Chassis Systems	$—	$2	$(2)	$—	$1	$(1)
Occupant Safety Systems	—	—	—	—	9	(9)
Electronics	—	—	—	—	(1)	1
Automotive Components	—	1	(1)	—	1	(1)

Total restructuring charges and fixed asset impairments	$—	$3	$(3)	$—	$10	$(10)

Chassis Systems

Comparison of the three months ended July 1, 2011 and July 2, 2010:

Sales, including intersegment sales increased by $439 million for the three months ended July 1, 2011 as compared to the three months ended July 2, 2010. This increase was driven primarily by favorable volume of $248 million and the favorable impact of foreign currency exchange of $189 million.

Earnings before taxes increased by $63 million for the three months ended July 1, 2011 as compared to the three months ended July 2, 2010. This increase was driven primarily by favorable volume (net of adverse mix) of $41 million, the favorable resolution of a commercial matter of $19 million, the non-recurrence of a prior year unfavorable impact of litigation matters of $12 million, lower warranty costs of $6 million, and the favorable impact of foreign currency exchange of $5 million. Partially offsetting these favorable items were increased engineering costs and inflation (net of cost reductions) which totaled $20 million.

For the three months ended July 2, 2010, this segment incurred charges of $6 million related to severance and other charges, and realized a gain of $4 million on the sale of a previously impaired facility.

Comparison of the six months ended July 1, 2011 and July 2, 2010:

Sales, including intersegment sales increased by $831 million for the six months ended July 1, 2011 as compared to the six months ended July 2, 2010. This increase was driven primarily by higher volume (net of price reductions provided to customers) of $617 million and the favorable impact related to foreign currency exchange of $213 million.

Earnings before taxes increased by $138 million for the six months ended July 1, 2011 as compared to the six months ended July 2, 2010. This increase was driven primarily by higher volume (net of adverse mix) of $111 million, the favorable resolution of a commercial matter of $19 million, the non-recurrence of the unfavorable impact of litigation matters of $12 million, the favorable impact of foreign currency exchange of $9 million, the favorable impact related to a gain on business acquisition of approximately $9 million and lower warranty expense of $5 million. Partially offsetting these favorable items were unfavorable impacts of inflation, increased engineering costs and price reductions provided to customers (in excess of cost reductions) together which totaled $27 million.

For the six months ended July 2, 2010, this segment incurred charges of $5 million related to severance and other charges, and realized a gain of $4 million on the sale of a previously impaired facility.

Occupant Safety Systems

Comparison of the three months ended July 1, 2011 and July 2, 2010:

Sales, including intersegment sales increased by $78 million for the three months ended July 1, 2011 as compared to the three months ended July 2, 2010. This increase was primarily driven by the favorable impact of foreign currency exchange of $89 million, partially offset by the net negative impact of $10 million related to price reductions provided to customers and slightly higher volume.

Earnings before taxes decreased by $21 million for the three months ended July 1, 2011 as compared to the three months ended July 2, 2010. This decrease was driven primarily by the unfavorable impact of price reductions provided to customers and adverse mix (net of higher volume and cost reductions) of $25 million partially offset by the favorable impact of foreign currency exchange of $4 million.

Comparison of the six months ended July 1, 2011 and July 2, 2010:

Sales, including intersegment sales increased by $136 million for the six months ended July 1, 2011 as compared to the six months ended July 2, 2010. This increase was driven primarily by higher volume (net of price reductions provided to customers) of $52 million and the favorable impact related to foreign currency exchange of $85 million.

Earnings before taxes decreased by $1 million for the six months ended July 1, 2011 as compared to the six months ended July 2, 2010. This decrease was driven by the unfavorable impact of price reductions provided to customers and adverse mix (net of higher volume and cost reductions), totaling $12 million, partially offset by lower restructuring charges of $9 million.

For the six months ended July 2, 2010, this segment incurred $9 million of restructuring charges and asset impairments, primarily related to severance and other charges.

Electronics

Comparison of the three months ended July 1, 2011 and July 2, 2010:

Sales, including intersegment sales increased by $25 million for the three months ended July 1, 2011 as compared to the three months ended July 2, 2010. Despite a decrease in sales directly related to the earthquake and tsunami in Japan, this segment experienced an overall increase in sales due to higher volume (net of price reductions provided to customers) of $10 million and the favorable impact of foreign currency exchange of $15 million.

Earnings before taxes decreased by $13 million for the three months ended July 1, 2011 as compared to the three months ended July 2, 2010. This decrease was driven primarily by premium costs incurred as a direct result from the earthquake and tsunami in Japan, as well as higher engineering costs and price reductions provided to customers (net of cost reductions), together which totaled $8 million, and the impact of adverse mix (in excess of higher volume) of $4 million.

Comparison of the six months ended July 1, 2011 and July 2, 2010:

Sales, including intersegment sales increased by $78 million for the six months ended July 1, 2011 as compared to the six months ended July 2, 2010. Despite a decrease in sales directly related to the earthquake and tsunami in Japan, this segment experienced an overall increase in sales primarily due to higher volume (net of price reductions provided to customers) of $60 million and the favorable impact from foreign currency exchange of $18 million.

Earnings before taxes decreased by $11 million for the six months ended July 1, 2011 as compared to the six months ended July 2, 2010. This decrease was driven primarily by premium costs incurred as a direct result from the earthquake and tsunami in Japan, as well as increased engineering costs and price reductions provided to customers, together which totaled $15 million. Partially offsetting these unfavorable items was the favorable impact of higher volume (net of adverse mix) of $5 million.

For the six months ended July 2, 2010, this segment recorded $1 million of income related to severance, retention and outplacement services at various production facilities due to a change in estimates.

Automotive Components

Comparison of the three months ended July 1, 2011 and July 2, 2010:

Sales, including intersegment sales increased by $80 million for the three months ended July 1, 2011 as compared to the three months ended July 2, 2010. This increase was driven primarily by favorable volume (net of price reductions provided to customers) of $40 million and the favorable impact of foreign currency exchange of $40 million.

Earnings before taxes increased by $7 million for the three months ended July 1, 2011 as compared to the three months ended July 2, 2010. This increase was primarily driven by favorable volume (net of adverse mix) of $6 million and the favorable impact of foreign currency exchange of $1 million.

For the three months ended July 2, 2010, this segment incurred charges of $1 million related to severance and other charges.

Comparison of the six months ended July 1, 2011 and July 2, 2010:

Sales, including intersegment sales increased by $149 million for the six months ended July 1, 2011 as compared to the six months ended July 2, 2010. This increase was driven primarily by the favorable impact of higher volume (net of price reductions provided to customers) of $106 million and the favorable impact of foreign currency exchange of $43 million.

Earnings before taxes increased by $15 million for the six months ended July 1, 2011 as compared to the six months ended July 2, 2010. This increase was driven primarily by the favorable impact of higher volume (net of adverse mix) of $21 million. Partially offsetting this favorable variance was the unfavorable impact of inflation and price reductions provided to customers (in excess of cost reductions), together which totaled $7 million.

For the six months ended July 2, 2010, this segment incurred charges of $1 million related to severance and other charges.

LIQUIDITY AND CAPITAL RESOURCES

We believe that funds generated from operations, cash on hand and available borrowing capacity will be adequate to fund our liquidity requirements. These requirements, which are significant, generally consist of working capital requirements, company-sponsored research and development programs, capital expenditures, contributions for pensions and postretirement benefits other than pensions, and debt service requirements. In addition, our current financing plans are intended to provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, industry specific, financial market, competitive, legislative and regulatory factors, including developments related to the ongoing Antitrust Investigations.

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

Cash Flows

Operating Activities.  Cash provided by operating activities for the six months ended July 1, 2011, was $352 million as compared to $423 million for the six months ended July 2, 2010. This decrease of $71 million between the two periods was driven primarily by higher levels of cash payments for taxes and restructuring and severance-related liabilities, as well as compensation and related benefit payments, partially offset by improved results from operations during the first half of 2011, as compared to the first half of 2010.

Investing Activities.  Cash used in investing activities for the six months ended July 1, 2011, was $139 million as compared to $101 million for the six months ended July 2, 2010. For the six months ended July 1, 2011 and July 2, 2010, we spent $167 million and $107 million, respectively, in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing expansion and cost reduction efforts. We expect to spend approximately $560 million for such capital expenditures during 2011, including our continuing investment in strategic growth areas such as China and Brazil.

Also during the six months ended July 1, 2011, we acquired $15 million in cash in conjunction with an acquisition in our Chassis Systems segment.

Financing Activities.  Cash used in financing activities was $199 million for the six months ended July 1, 2011, as compared to $277 million for the six months ended July 2, 2010. During the six months ended July 1, 2011, we paid $208 million to repurchase portions of our senior unsecured notes and exchangeable notes, totaling $175 million in principal amount.

During the six months ended July 2, 2010, in addition to the $1 million mandatory amortization payment on our Term Loan A-2, we optionally repaid in full the outstanding Term Loan B-3 balance of $175 million and optionally repaid $75 million of our outstanding Term Loan A-2, with cash on hand.

Other Sources of Liquidity

Liquidity Facilities.  We may draw down on, and use proceeds from, our revolving credit facility, which is part of our senior secured credit facilities, to fund normal working capital needs from month to month in conjunction with available cash on hand. As of July 1, 2011, we had $991 million of availability under our revolving credit facility. This availability reflects no outstanding borrowings and reduced availability as a result of $29 million in outstanding letters of credit and bank guarantees.

On July 1, 2011, our subsidiaries in the Asia Pacific region also had various uncommitted credit facilities, of which $191 million was unutilized. We expect that these additional facilities will be drawn from time to time for normal working capital purposes.

Under normal working capital utilization of liquidity, portions of the amounts drawn under our liquidity facilities typically are paid back throughout the month as cash from customers is received. We could then draw upon such facilities again for working capital purposes in the same or succeeding months.

The agreement that governs our revolving credit facility contains a number of covenants, including financial covenants that would impact our ability to borrow on the facility if not met and restrictive covenants that, among other things, restrict the ability to incur additional indebtedness and the payment of cash dividends on our common stock. As of July 1, 2011, we were in compliance with all of our financial covenants. Such covenants are described in more detail in Note 11 to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

See “— Senior Secured Credit Facilities” in Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our revolving credit facility.

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

CONTINGENCIES AND ENVIRONMENTAL MATTERS

The information concerning the ongoing Antitrust Investigations and other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 17 to the condensed consolidated financial statements included in Part  I, Item 1 of this Report is incorporated herein by reference.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the six months ended July 1, 2011.

Valuation Allowances on Deferred Income Tax Assets.  We regularly assess the need for valuation allowances on our deferred tax assets. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for further information on our valuation allowances.

OUTLOOK

For the full year 2011, we expect revenue to be in the range of approximately $16.2 billion to $16.4 billion, including third quarter sales of approximately $3.9 billion. These sales figures are based on expected 2011 production levels of 13.0 million units in North America, 20.0 million units in Europe, continued growth in China and our expectations for foreign currency exchange rates.

In general, both North America and Europe have been experiencing increased production levels over the past year due to improved consumer demand and increased exports out of Europe. However, the overall outlook for the global economy has begun to soften and concern has increased regarding the management of debt levels and potential default by certain countries, which may negatively impact the second half of 2011. Additionally, normal seasonality, primarily in Europe, is likely to have a greater impact on vehicle production in the third quarter of 2011 compared with the prior year. In North America, we expect the higher concentration of domestic OEM vehicle production experienced in the second quarter to fall as production levels for the Japanese manufacturers increase in the near term to make up for lost volumes. Over time, we expect the mix of production between domestic and Japanese manufacturers to normalize. Growth in developing markets, such as China and Brazil, progressed through the first half of 2011, and we anticipate that it will continue through the remainder of the year, although at a slower rate compared with the last year. Considering this growth, we have placed a greater emphasis on establishing appropriate levels of capital investment to support expansion in these areas.

Although the earthquake and tsunami in Japan did not materially impact us during the first half of 2011, we continue to assess the impact of these events on our operations and on our supply chain. We are working with our suppliers that are located in Japan, or otherwise impacted, to assess their ability to continue to provide the components and materials required and to minimize any disruptions. Further, we continue to monitor the Tier 2 and Tier 3 supply base and its ability to perform as expected as it faces additional financial and operational challenges in the current environment due to commodity inflationary pressures. The inability of any major supplier to meet its commitments could negatively impact us either directly or by negatively affecting our customers. We are pursuing other sources of supply where necessary and practicable. The negative impact of the Japanese disasters on the industry is expected to diminish as we move through the second half of the year.

We continue to be exposed to the potential inflationary impact of certain commodities such as ferrous metals, base metals, yarns, rare earth materials, electronics, resins and other petroleum-based products as well as energy costs. As production increases, or as available supplies decrease due to the earthquake and tsunami in Japan or for other reasons, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. Although the impact of commodity inflation may not affect us immediately, it is typically evidenced by near-term contribution margin contraction and can put significant operational and financial burdens on us and our suppliers.

Additionally, as previously indicated, we cannot estimate the financial impact of the Antitrust Investigations at this time, but we will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2010 under “Item 1A. Risk Factors,” as updated by the information set forth in Part II of this Report under “Item 1A. Risk Factors,” including: any developments related to antitrust investigations adversely affecting our results, cash flows, financial condition or reputation; any shortage of supplies causing a production disruption due to the events in Japan or otherwise; tighter financial markets adversely impacting the availability and cost of credit negatively affecting our business; a material contraction in automotive sales and production adversely affecting our results or the viability of our supply base; commodity inflationary pressures adversely affecting our profitability or supply base; strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations impacting our results; pricing pressures from our customers adversely affecting our profitability; increasing costs negatively impacting our profitability; the loss of any of our largest customers materially adversely affecting us; costs of product liability, warranty and recall claims and efforts by customers to adversely alter contract terms and conditions concerning warranty and recall participation; costs or liabilities relating to environmental, health and safety regulations adversely affecting our results; risks associated with non-U.S. operations, including economic and political uncertainty in some regions, adversely affecting our business, results or financial condition; any inability to protect our intellectual property rights adversely affecting our business or our competitive position; any increase in the expense of our pension and other postretirement benefits or the funding requirements of our pension plans reducing our profitability; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers adversely affecting our operations; volatility in our annual effective tax rate resulting from a change in our valuation allowances position or other factors; any impairment of a significant amount of our goodwill or other intangible assets; and other risks and uncertainties set forth in our Annual Report on Form 10-K, in “— Executive Overview” above and in our other filings with the Securities and Exchange Commission.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of July 1, 2011, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There was no change in the Company’s internal controls over financial reporting that occurred during the second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information concerning the ongoing Antitrust Investigations and other legal proceedings involving the Company contained in Note 17 to the condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

Item 1A.	Risk Factors

Except for the addition of the following risk factor, there have been no other material changes in the Company’s risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Developments related to antitrust investigations by government regulators could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation.

We are subject to a variety of laws and regulations that govern our business both in the United States and internationally, including those relating to competition (antitrust). Violations of competition (antitrust) laws can result in significant penalties being imposed by antitrust authorities, as is evidenced by the significant fines the European Commission has imposed, in some cases, for violations in certain sectors. Legal and other related costs can also be significant in such cases.

Antitrust authorities are investigating possible violations of competition (antitrust) laws by automotive parts suppliers (referred to herein as the “Antitrust Investigations”). In connection with those investigations, in June 2011, European antitrust authorities visited certain of our Occupant Safety Systems business unit locations in Germany to gather information. We also received a subpoena related to the Antitrust Investigations in the United States from the U.S. Department of Justice. We are cooperating fully with the relevant authorities in their ongoing investigations. At this point, we cannot predict the impact of any antitrust investigation on us, but developments related to such investigations could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation.

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

Item 6.	Exhibits (including those incorporated by reference)

Exhibit
Number	Exhibit Name

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2003)
3.2	Third Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed November 17, 2004)
31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

**	Submitted electronically with this Report. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included as Exhibits 101 hereto (i) shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (ii) shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (iii) otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRW Automotive Holdings Corp.
(Registrant)

Date: August 3, 2011

By:	/s/ Joseph S. Cantie
Joseph S. Cantie
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)