Form 10-Q
period 2011-09-30
TRW AUTOMOTIVE HOLDINGS CORP
filed 2011-11-02
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

As of October 25, 2011, the number of shares outstanding of the registrant’s Common Stock was 123,737,752.

TRW Automotive Holdings Corp.

Index

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 6.	Exhibits	44

Signatures		45
EX-31.A
EX-31.B
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Three Months Ended
	September 30,	October 1,
	2011	2010
	(Unaudited)
	(In millions, except per share amounts)

Sales	$3,915	$3,426
Cost of sales	3,534	3,039

Gross profit	381	387
Administrative and selling expenses	151	120
Amortization of intangible assets	4	5
Other (income) expense — net	(14)	(7)

Operating income	240	269
Interest expense — net	26	39
Loss on retirement of debt — net	19	1
Equity in earnings of affiliates, net of tax	(9)	(7)

Earnings before income taxes	204	236
Income tax expense	37	28

Net earnings	167	208
Less: Net earnings attributable to noncontrolling interest, net of tax	9	9

Net earnings attributable to TRW	$158	$199

Basic earnings per share:
Earnings per share	$1.28	$1.66

Weighted average shares outstanding	123.7	119.9

Diluted earnings per share:
Earnings per share	$1.22	$1.54

Weighted average shares outstanding	132.4	131.6

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Nine Months Ended
	September 30,	October 1,
	2011	2010
	(Unaudited)
	(In millions, except per
	share amounts)

Sales	$12,258	$10,670
Cost of sales	10,849	9,415

Gross profit	1,409	1,255
Administrative and selling expenses	454	375
Amortization of intangible assets	12	16
Restructuring charges and fixed asset impairments	—	10
Other (income) expense — net	(37)	(37)

Operating income	980	891
Interest expense — net	90	125
Loss on retirement of debt — net	39	2
Gain on business acquisition	(9)	—
Equity in earnings of affiliates, net of tax	(29)	(24)

Earnings before income taxes	889	788
Income tax expense	127	130

Net earnings	762	658
Less: Net earnings attributable to noncontrolling interest, net of tax	30	28

Net earnings attributable to TRW	$732	$630

Basic earnings per share:
Earnings per share	$5.93	$5.29

Weighted average shares outstanding	123.4	119.2

Diluted earnings per share:
Earnings per share	$5.57	$4.93

Weighted average shares outstanding	133.7	130.5

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$890	$1,078
Accounts receivable — net	2,581	2,087
Inventories	958	760
Prepaid expenses and other current assets	231	215

Total current assets	4,660	4,140
Property, plant and equipment — net of accumulated depreciation of $3,834 million and $3,460 million, respectively	2,062	2,100
Goodwill	1,762	1,761
Intangible assets — net	301	304
Pension assets	533	454
Other assets	553	529

Total assets	$9,871	$9,288

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$39	$23
Current portion of long-term debt	28	20
Trade accounts payable	2,341	2,079
Accrued compensation	314	251
Other current liabilities	1,188	1,146

Total current liabilities	3,910	3,519
Long-term debt	1,465	1,803
Postretirement benefits other than pensions	438	453
Pension benefits	659	681
Other long-term liabilities	585	594

Total liabilities	7,057	7,050
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,590	1,638
Retained earnings	1,243	511
Accumulated other comprehensive earnings (losses)	(215)	(87)

Total TRW stockholders’ equity	2,619	2,063
Noncontrolling interest	195	175

Total equity	2,814	2,238

Total liabilities and equity	$9,871	$9,288

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,	October 1,
	2011	2010
	(Unaudited)
	(Dollars in millions)

Operating Activities
Net earnings	$762	$658
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	343	350
Net pension and other postretirement benefits income and contributions	(132)	(148)
Loss on retirement of debt — net	39	2
Fixed asset impairment charges	—	(3)
Net gain on sales of assets and divestitures	(11)	(2)
Gain on business acquisition	(9)	—
Other — net	7	6
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable — net	(515)	(421)
Inventories	(191)	(133)
Trade accounts payable	246	191
Prepaid expense and other assets	(8)	(17)
Other liabilities	(19)	207

Net cash provided by (used in) operating activities	512	690
Investing Activities
Capital expenditures, including other intangible assets	(304)	(168)
Cash acquired in acquisition of business	15	—
Net proceeds from asset sales and divestitures	17	6

Net cash provided by (used in) investing activities	(272)	(162)
Financing Activities
Change in short-term debt	15	6
Proceeds from issuance of long-term debt, net of fees	1	53
Redemption of long-term debt	(442)	(309)
Proceeds from exercise of stock options	19	34
Dividends paid to noncontrolling interest	(11)	(12)
Capital contribution from noncontrolling interest	—	4

Net cash provided by (used in) financing activities	(418)	(224)
Effect of exchange rate changes on cash	(10)	(3)

Increase (decrease) in cash and cash equivalents	(188)	301
Cash and cash equivalents at beginning of period	1,078	788

Cash and cash equivalents at end of period	$890	$1,089

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of Business

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

The Company follows a fiscal calendar that ends on December 31. However, each fiscal quarter has three periods consisting of one five week period and two four week periods. Each quarterly period ends on a Friday, with the possible exception of the final quarter of the year, which always ends on December 31.

Earnings Per Share.  Basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance, including stock options, restricted stock units (“RSUs”) and stock-settled stock appreciation rights (“SSARs”). Further, if the inclusion of shares potentially issuable for the Company’s 3.50% exchangeable senior unsecured notes (see Note 11) is more dilutive than the inclusion of the interest expense for those exchangeable notes, the Company utilizes the “if-converted” method to calculate diluted earnings per share. Under the if-converted method, the Company adjusts net earnings to add back interest expense and amortization of the discount recognized on the exchangeable notes and includes the number of shares potentially issuable related to the exchangeable notes in the weighted average shares outstanding.

If the average market price of the Company’s common stock exceeds the exercise price of stock options outstanding or the fair value on the date of grant of the SSARs, the treasury stock method is used to determine the incremental number of shares to be included in the diluted earnings per share computation.

Net earnings attributable to TRW and the weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
	(In millions, except per share amounts)

Net earnings attributable to TRW	$158	$199	$732	$630
Interest expense on exchangeable notes, net of tax of zero	2	2	6	7
Amortization of discount on exchangeable notes, net of tax of zero	2	2	7	6

Net earnings attributable to TRW for purposes of calculating diluted earnings per share	$162	$203	$745	$643

Basic:
Weighted average shares outstanding	123.7	119.9	123.4	119.2

Basic earnings per share	$1.28	$1.66	$5.93	$5.29

Diluted:
Weighted average shares outstanding	123.7	119.9	123.4	119.2
Effect of dilutive stock options, RSUs and SSARs	1.8	2.9	2.2	2.5
Shares applicable to exchangeable notes	6.9	8.8	8.1	8.8

Diluted weighted average shares outstanding	132.4	131.6	133.7	130.5

Diluted earnings per share	$1.22	$1.54	$5.57	$4.93

Securities are only included in the calculation of diluted earnings per share when the average market price of the Company’s common stock for the period exceeds the exercise price of the securities. For the three and nine months ended September 30, 2011, approximately one million securities were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

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

The following table presents the movement in the product warranty liability for the periods indicated:

	Nine Months Ended
	September 30,	October 1,
	2011	2010
	(Dollars in millions)

Beginning balance	$124	$118
Current period accruals, net of changes in estimates	37	48
Used for purposes intended	(28)	(45)
Effects of foreign currency translation	(1)	—

Ending balance	$132	$121

Equity and Comprehensive Income.  The following tables present a rollforward of the changes in equity, including changes in the components of comprehensive earnings (losses) (also referred to herein as “OCI”) attributable to TRW shareholders and to the noncontrolling interest.

	Three Months Ended
	September 30, 2011			October 1, 2010
		TRW	Noncontrolling		TRW	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
	(Dollars in millions)

Beginning balance of equity	$2,917	$2,721	$196	$1,639	$1,491	$148
Comprehensive earnings (losses):
Net earnings	167	158	9	208	199	9
Foreign currency translation	(166)	(162)	(4)	160	151	9
Retirement obligations, net of tax	3	3	—	(24)	(24)	—
Deferred cash flow hedges, net of tax	(59)	(59)	—	6	6	—

Comprehensive earnings (losses)	(55)	(60)	5	350	332	18
Dividends paid to noncontrolling interest	(6)	—	(6)	—	—	—
Capital contribution from noncontrolling interest	—	—	—	4	—	4
Share-based compensation expense	4	4	—	3	3	—
Proceeds from exercise of stock options	—	—	—	17	17	—
Equity component of 3.5% exchangeable note repurchase	(46)	(46)	—	—	—	—

Ending balance of equity	$2,814	$2,619	$195	$2,013	$1,843	$170

	Nine Months Ended
	September 30, 2011			October 1, 2010
		TRW	Noncontrolling		TRW	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
			(Dollars in millions)

Beginning balance of equity	$2,238	$2,063	$175	$1,309	$1,160	$149
Comprehensive earnings (losses):
Net earnings	762	732	30	658	630	28
Foreign currency translation	(49)	(53)	4	33	32	1
Retirement obligations, net of tax	(14)	(14)	—	(24)	(24)	—
Deferred cash flow hedges, net of tax	(61)	(61)	—	6	6	—

Comprehensive earnings (losses)	638	604	34	673	644	29
Dividends paid to noncontrolling interest	(11)	—	(11)	(12)	—	(12)
Capital contribution from noncontrolling interest	—	—	—	4	—	4
Noncontrolling interest related to divestitures	(3)	—	(3)	—	—	—
Share-based compensation expense	11	11	—	10	10	—
Proceeds from exercise of stock options	19	19	—	34	34	—
Tax benefits on share-based compensation	1	1	—	—	—	—
Issuance of common stock upon vesting of RSUs and exercise of SSARs	(13)	(13)	—	(5)	(5)	—
Equity component of 3.5% exchangeable note repurchase	(66)	(66)	—	—	—	—

Ending balance of equity	$2,814	$2,619	$195	$2,013	$1,843	$170

Recently Issued Accounting Pronouncements.  In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles — Goodwill and Other,” which updates Accounting Standards Codification (“ASC”) Topic 350. ASU No. 2011-08 gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the quantitative assessment. Otherwise, a company is not required to perform the quantitative assessment. ASU No. 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. ASU No. 2011-08 will have no impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which updates ASC Topic 220. ASU No. 2011-05 eliminates the ability of reporting entities to present changes in other comprehensive income as a component of stockholder’s equity, and requires that changes in other comprehensive income be shown either in a continuous statement of comprehensive income or as a statement immediately following the statement of earnings. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. ASU No. 2011-05 will have no impact on the Company’s consolidated financial statements, other than presentation of comprehensive income.

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

4.	Inventories

The major classes of inventory are as follows:

	As of
	September 30,	December 31,
	2011	2010
	(Dollars in millions)

Finished products and work in process	$476	$369
Raw materials and supplies	482	391

Total inventories	$958	$760

5.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

		Occupant
	Chassis	Safety		Automotive
	Systems	Systems	Electronics	Components
	Segment	Segment	Segment	Segment	Total
	(Dollars in millions)

Balance as of December 31, 2010	$800	$538	$423	$—	$1,761
Effects of foreign currency translation	1	2	—	—	3
Divestitures	(2)	—	—	—	(2)

Balance as of September 30, 2011	$799	$540	$423	$—	$1,762

Intangible assets

The following table reflects intangible assets and related accumulated amortization:

	As of			As of
	September 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
			(Dollars in millions)

Definite-lived intangible assets:
Customer relationships	$67	$(45)	$22	$67	$(36)	$31
Developed technology and other intangible assets	100	(85)	15	92	(82)	10

Total	167	$(130)	37	159	$(118)	41

Indefinite-lived intangible assets:
Trademarks	264		264	263		263

Total	$431		$301	$422		$304

The Company expects that ongoing amortization expense will approximate the following:

(Dollars in millions)

Remainder of 2011	$3
Fiscal year 2012	12
Fiscal year 2013	10
2014 and beyond	12

6.	Other (Income) Expense — Net

The following table provides details of other (income) expense — net:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
	(Dollars in millions)

Net provision for bad debts	$3	$1	$9	$—
Net (gains) losses on sales of assets and divestitures	(3)	(1)	(11)	(2)
Foreign currency exchange (gains) losses	(4)	(1)	3	(8)
Royalty and grant income	(7)	(4)	(16)	(13)
Legacy pension litigation	—	—	(6)	—
Miscellaneous other (income) expense	(3)	(2)	(16)	(14)

Other (income) expense — net	$(14)	$(7)	$(37)	$(37)

7.	Income Taxes

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

Income tax expense for the three months ended September 30, 2011 was $37 million on pre-tax earnings of $204 million and income tax expense for the nine months ended September 30, 2011 was $127 million on pre-tax earnings of $889 million. Income tax expense for the three months ended September 30, 2011 includes a net tax benefit of $5 million resulting from changes in assessments regarding the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets of certain subsidiaries in Italy and Poland. Income tax expense for the nine months ended September 30, 2011 includes net tax benefits of $20 million relating to the favorable resolution of various tax matters in foreign jurisdictions and net tax benefits of $9 million resulting from changes in assessments regarding the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets of various foreign subsidiaries. Income tax expense for the three months ended October 1, 2010 was $28 million on pre-tax earnings of $236 million and income tax expense for the nine months ended October 1, 2010 was $130 million on pre-tax earnings of $788 million. Income tax expense for the three and nine months ended October 1, 2010 includes net tax benefits of $11 million and $21 million, respectively, relating to the favorable resolution of various tax matters in foreign jurisdictions. As of September 30, 2011, the income tax rate varies from the United States statutory income tax rate primarily due to earnings in the United States and certain foreign jurisdictions, partially offset by losses in certain foreign jurisdictions, that are in a valuation allowance position and as such, pre-tax earnings or losses do not result in the recognition of a corresponding income tax expense or benefit, as well as favorable foreign tax rates, holidays, and credits.

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

As part of the review in determining the need for a valuation allowance, the Company assesses the potential release of existing valuation allowances. Based upon this assessment, the Company has concluded that there is more than a remote possibility that the existing valuation allowance on U.S. net deferred tax assets could be released. As of December 31, 2010, the U.S. valuation allowance was approximately $500 million. If a release of the U.S. valuation allowance occurs, it will have a significant impact on net income in the quarter in which it occurs. Similarly, the Company has concluded that there is more than a remote possibility that existing valuation allowances, of up to $50 million, on various foreign net deferred tax assets could be released. Such a release is dependent upon either the continued and sustained improvement in operating results or the ability and willingness to implement certain tax planning strategies as defined in ASC 740 “Income Taxes.”

At December 31, 2010, the Company had $172 million of gross unrecognized tax benefits, of which $121 million would affect the effective tax rate, if recognized. The gross unrecognized tax benefits differ from the amount that would affect the effective tax rate due to the impact of valuation allowances and foreign country offsets relating to transfer pricing adjustments. During the nine months ended September 30, 2011, the Company reduced the gross unrecognized tax benefits by $33 million, excluding interest, related to tax positions of prior years. These reductions were mainly related to various effectively settled audits related to foreign jurisdictions and certain transfer pricing matters. The amount of the reduction in gross unrecognized tax benefits that affected the effective tax rate was $15 million, excluding interest.

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

8.	Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

The following tables provide the components of net pension (income) cost for the Company’s defined benefit pension plans:

	Three Months Ended
	September 30, 2011			October 1, 2010
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$1	$—	$5	$2	$—	$4
Interest cost on projected benefit obligations	15	62	10	16	63	9
Expected return on plan assets	(19)	(86)	(6)	(19)	(82)	(5)
Amortization	1	—	1	(2)	—	1

Net pension (income) cost	$(2)	$(24)	$10	$(3)	$(19)	$9

	Nine Months Ended
	September 30, 2011			October 1, 2010
			Rest of			Rest of
	U.S.	U.K.	World	U.S.	U.K.	World
	(Dollars in millions)

Service cost	$3	$—	$14	$5	$—	$13
Interest cost on projected benefit obligations	46	184	31	47	187	28
Expected return on plan assets	(58)	(259)	(16)	(57)	(244)	(15)
Amortization	3	—	3	(4)	—	2
Curtailments/settlements	—	—	—	—	1	—

Net pension (income) cost	$(6)	$(75)	$32	$(9)	$(56)	$28

Postretirement Benefits Other Than Pensions (“OPEB”)

The following tables provide the components of net OPEB (income) cost for the Company’s plans:

	Three Months Ended
			October 1,
	September 30, 2011		2010
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Interest cost on projected benefit obligations	$6	$1	$6	$1
Amortization	(5)	(2)	(5)	(1)
Curtailments/settlements	—	—	—	(1)

Net OPEB (income) cost	$1	$(1)	$1	$(1)

	Nine Months Ended
			October 1,
	September 30, 2011		2010
		Rest of		Rest of
	U.S.	World	U.S.	World
	(Dollars in millions)

Service cost	$1	$—	$—	$1
Interest cost on projected benefit obligations	16	4	18	4
Amortization	(15)	(5)	(15)	(4)
Curtailments/settlements	—	—	—	(4)

Net OPEB (income) cost	$2	$(1)	$3	$(3)

9.	Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis

The fair value measurements for assets and liabilities recognized in the Company’s consolidated balance sheet are as follows:

	As of
	September 30, 2011			December 31, 2010
	Carrying	Fair	Measurement	Carrying	Fair
	Value	Value	Approach	Value	Value
		(Dollars in millions)

Foreign currency exchange contracts — current assets	$1	$1	Level 2	$18	$18
Foreign currency exchange contracts — noncurrent assets	—	—	Level 2	1	1
Short-term debt, fixed and floating rate	39	39	Level 2	23	23
Floating rate long-term debt	2	2	Level 2	6	6
Fixed rate long-term debt	1,491	1,589	Level 2	1,817	2,165
Foreign currency exchange contracts — current liability	36	36	Level 2	1	1
Foreign currency exchange contracts — noncurrent liability	26	26	Level 2	—	—
Interest rate swap contracts — noncurrent liability	1	1	Level 2	2	2
Commodity contracts — current liability	3	3	Level 2	6	6
Commodity contracts — noncurrent liability	1	1	Level 2	3	3

The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s floating rate short-term debt instruments approximates fair value because of the variable interest rates pertaining to those instruments.

The fair value of long-term debt was determined primarily from quoted market prices, as provided by participants in the secondary marketplace. For long-term debt without a quoted market price, the Company computed the fair value using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements. Upon issuance of the Company’s exchangeable notes, a debt discount was recognized as a decrease in debt and an increase in equity. Accordingly, the Company’s fair value and carrying value of long-term fixed rate debt is net of the unamortized discount of $33 million as of September 30, 2011.

The Company’s foreign currency exchange contracts, commodity contracts, and interest rate swap contracts are recorded at fair value, using quoted currency forward rates, quoted commodity forward rates, and quoted interest rate curves, respectively, to calculate forward values, and then discounting the forward values. In addition, the Company’s calculation of the fair value of its foreign currency option contracts uses quoted currency volatilities.

The discount rates for all derivative contracts are based on quoted bank deposit or swap interest rates. For contracts which, when aggregated by counterparty, are in a liability position, the rates are adjusted by the credit spread which market participants would apply if buying these contracts from the Company’s counterparties.

There were no changes in the Company’s valuation techniques during the nine months ended September 30, 2011.

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

As of September 30, 2011, the Company had $20 million and $10 million of restructuring accruals and asset retirement obligations, respectively, which were measured at fair value upon initial recognition of the associated liability.

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

As of September 30, 2011, the Company had a notional value of $2.0 billion in foreign exchange contracts outstanding. These forward contracts mature at various dates through July 2014. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument.

As of September 30, 2011, the Company had two offsetting interest rate swap agreements outstanding, each with a notional amount of $25 million. The Company’s exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (LIBOR).

Derivative Instruments.  The fair values of the Company’s derivative instruments as of September 30, 2011 and December 31, 2010 were $11 million and $31 million, respectively, in the asset position, and $77 million and $24 million, respectively, in the liability position. These amounts consist of interest rate contracts, foreign currency exchange contracts, and commodity contracts, none of which are individually significant.

Cash Flow Hedges.  For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI, and is subsequently reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $22 million of losses, net of tax, which are included in OCI are expected to be reclassified into earnings in the next twelve months.

For the three and nine months ended September 30, 2011, the effective portion of gains and losses on derivatives designated as cash flow hedges and recognized in OCI was a loss of $63 million and a loss of $51 million, respectively, all of which was related to foreign currency exchange contracts. The effective portion of gains and losses on cash flow hedges reclassified from OCI into earnings for the three and nine months ended September 30, 2011 was a gain of $1 million and a gain of $17 million, respectively, and was included in various line items on the statement of earnings.

For the three and nine months ended October 1, 2010, the effective portion of gains and losses on derivatives designated as cash flow hedges that was recognized in OCI was a net gain of $11 million and a net gain of $23 million, respectively, of which $12 million and $25 million of gains, respectively, were related to foreign currency exchange contracts. The effective portion of gains and losses on cash flow hedges reclassified from OCI into earnings for the three and nine months ended October 1, 2010 was a gain of $3 million and a gain of $10 million, respectively, and was included in various line items on the statement of earnings.

Gains and losses recognized in income related to hedge ineffectiveness for the three and nine months ended September 30, 2011 and October 1, 2010 were not significant.

Fair Value Hedges.  For any derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the underlying hedged item is recognized in current earnings. For the three and nine months ended September 30, 2011, and for the three months ended October 1, 2010, there were no derivative instruments designated as fair value hedges. For the nine months ended October 1, 2010, the Company recognized $9 million of gains, relating to interest rate swap contracts. The offsetting losses on the underlying debt were recognized in interest expense.

Undesignated derivatives.  For the three and nine months ended September 30, 2011, the Company recognized $32 million and $10 million of losses, respectively, in other (income) expense for derivative instruments not designated as hedging instruments. For the three and nine months ended October 1, 2010, the Company recognized $19 million and $10 million of gains, respectively, in other (income) expense for derivative instruments not designated as hedging instruments.

Credit-Risk-Related Contingent Features.  The Company has entered into International Swaps and Derivatives Association (“ISDA”) agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of September 30, 2011, the Company had not posted any collateral to support its derivatives in a liability position.

11.	Debt

Total outstanding debt of the Company consisted of the following:

	As of
	September 30,	December 31,
	2011	2010
	(Dollars in millions)

Short-term debt	$39	$23

Long-term debt:
Senior notes, due 2014	$567	$768
Senior notes, due 2017	694	734
Exchangeable senior notes, due 2015	141	203
Revolving credit facility	—	—
Capitalized leases	23	30
Other borrowings	68	88

Total long-term debt	1,493	1,823
Less current portion	28	20

Long-term debt, net of current portion	$1,465	$1,803

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

Senior Note Repurchases.  During the three and nine months ended September 30, 2011, the Company repurchased portions of its senior notes totaling approximately $97 million and $252 million, respectively, in principal amount and recorded a loss on retirement of debt of $9 million and $23 million, respectively, including the write-off of a portion of debt issuance costs, discounts and premiums. The repurchased notes were retired upon settlement.

Exchangeable Senior Notes

In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015 (the “Exchangeable Senior Notes”) in a private placement. Prior to September 1, 2015, the notes are exchangeable only upon specified events or conditions being met and, thereafter, at any time. None of the conditions or events for the notes to be exchangeable were met as of September 30, 2011, and as such, the notes are not currently exchangeable. In the event of an exchange, the initial exchange rate is 33.8392 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.55 per share of common stock), subject to adjustment. Upon exchange, the Company’s exchange obligation may be settled, at its option, in shares of its stock, cash or a combination of cash and shares of its stock. The Exchangeable Senior Notes are senior unsecured obligations of the Company. Interest is payable on June 1 and December 1 of each year. The Exchangeable Senior Notes will mature on December 1, 2015, unless earlier exchanged, repurchased by the Company at the holder’s option upon a fundamental change, or redeemed by the Company after December 6, 2013, at the Company’s option if certain conditions are met.

The Exchangeable Senior Notes were recorded with a debt discount which decreased debt and increased paid-in-capital in order to separate the liability and embedded equity components. The debt component will accrete up to the principal amount to effectively yield 9.0% over the term of the debt. The debt discount as of September 30, 2011 and December 31, 2010 was $33 million and $56 million, respectively. The total interest expense recognized for the three and nine months ended September 30, 2011 was approximately $4 million and $13 million, respectively, including $2 million and $6 million in each respective period relating to the stated coupon rate. The total interest expense recognized for the three and nine months ended October 1, 2010 was approximately $4 million and $13 million, respectively, including $2 million and $7 million, respectively, relating to the stated coupon rate.

Exchangeable Senior Note Repurchases.  During the three and nine months ended September 30, 2011, the Company repurchased portions of its Exchangeable Senior Notes totaling approximately $66 million and $85 million, respectively, in principal amount and recorded a loss on retirement of debt of $10 million and $13 million, respectively, including the write-off of a portion of debt issuance costs and the debt discount. In addition, during the same periods, the Company recorded a reduction of $46 million and $66 million, respectively, to paid-in-capital, relating to the repurchase of the conversion feature of the Exchangeable Senior Notes. The repurchased notes were retired upon settlement.

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

The commitment fee and the applicable margin for borrowing on the Senior Secured Credit Facilities are subject to leverage-based grids. The applicable margin in effect as of September 30, 2011 for the 2014 Portion of the Revolving Credit Facility was 2.75% with respect to base rate borrowings and 3.75% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.50%.

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

12.	Restructuring Charges and Fixed Asset Impairments

Restructuring charges and fixed asset impairments include the following:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
	(Dollars in millions)

Severance and other charges	$(1)	$—	$(1)	$13
Asset impairments related to restructuring activities	—	—	—	(4)

Total restructuring charges	(1)	—	(1)	9
Other fixed asset impairments	1	—	1	1

Total restructuring charges and fixed asset impairments	$—	$—	$—	$10

For the three and nine months ended September 30, 2011, the Occupant Safety Systems segment recorded $1 million of income from severance-related postemployment benefits due to a change in estimate of benefits to be provided, and in the same periods, the Chassis Systems segment recorded other fixed asset impairments of $1 million related to the write-down of certain machinery and equipment to fair value based on estimated future cash flows.

For the nine months ended October 1, 2010, the severance and other charges of $13 million primarily related to charges incurred in the Chassis Systems segment and the Occupant Safety Systems segment, in the amount of $6 million and $7 million, respectively. During the second quarter of 2010, the Chassis Systems segment realized a gain on the sale of a property in the amount of $4 million related to a closed North American braking facility, which was previously impaired as part of a 2008 restructuring action.

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges (but excludes reserves related to severance-related postemployment benefits):

	Nine Months Ended
	September 30,	October 1,
	2011	2010
	(Dollars in millions)

Beginning balance	$21	$23
Current period accruals, net of changes in estimates	2	5
Increase in accrual due to business acquisition	6	—
Used for purposes intended	(9)	(13)
Effects of foreign currency translation and transfers	—	2

Ending balance	$20	$17

The Company completed an acquisition in the Chassis Systems segment during the first quarter of 2011 and assumed a restructuring liability of $6 million.

Of the $20 million restructuring reserve as of September 30, 2011, approximately $5 million is expected to be paid in the remainder of 2011. The remaining balance is expected to be paid in 2012 to 2015 and is comprised primarily of involuntary employee termination arrangements in Europe.

13.	Capital Stock

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the “Common Stock”), of which 123,733,314 shares were issued and outstanding as of September 30, 2011, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the Company’s stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

From time to time, capital stock is issued in conjunction with the exercise of stock options and stock-settled stock appreciation rights and the vesting of restricted stock units issued as part of the Company’s stock incentive plan.

14.	Share-Based Compensation

Equity Awards

On February 24, 2011, the Company granted 908,500 SSARs to executive officers and certain employees of the Company pursuant to the Amended & Restated TRW Automotive Holdings Corp. 2003 Incentive Plan (as amended, the “Plan”). Each SSAR entitles the grantee to receive the appreciation in value of one underlying share of the Company’s stock from the grant date fair market value of $54.95 to the lesser of the fair market value on the exercise date or $100.00.

On February 24, 2011, the Company also granted 317,650 RSUs to executive officers, independent directors and certain employees of the Company pursuant to the Plan.

As of September 30, 2011, the Company had 3,763,386 shares of Common Stock available for issuance under the Plan. In addition, 2,627,436 stock options, 1,251,379 SSARs and 891,176 nonvested RSUs were outstanding as of September 30, 2011. The SSARs and more than one-half of the stock options have an 8-year term and vest ratably over three years, whereas the remaining stock options have a 10-year term and vest ratably over five years. Substantially all of the RSUs vest ratably over three years.

Share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
		(Dollars in millions)

Stock options and SSARs	$1	$1	$3	$3
RSUs	3	2	8	7

Total share-based compensation expense	$4	$3	$11	$10

Cash Awards

For the three and nine months ended September 30, 2011, the Company recognized compensation expense associated with its cash-settled share-based compensation and retention awards of approximately $4 million and $11 million, respectively. For the three and nine months ended October 1, 2010, the Company recognized compensation expense associated with its cash-settled share-based compensation and retention awards of approximately $4 million and $15 million, respectively.

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

2009 Awards.  In February 2009, the Company issued cash incentive awards for executive officers, vice presidents and independent directors and retention awards for executive officers and vice presidents of the Company (the “2009 Awards”). For compensation expense purposes, the fair value of the share-based portion of the 2009 Awards was determined based on a lattice model (the Monte Carlo simulation) and is re-measured quarterly. The pro-rata vested portion of the awards is recognized as a liability. The liability and fair value of the 2009 Awards as of September 30, 2011 was approximately $35 million and $40 million, respectively.

15.	Related Party Transactions

Blackstone.  In the first quarter of 2011, the Company’s Transaction and Monitoring Fee Agreement (the “TMF Agreement”) with an affiliate of The Blackstone Group L.P. (“Blackstone”) was terminated in return for the Company’s commitment to pay Blackstone a total of approximately $10 million under a quarterly payment schedule commensurate with the payment schedule under the TMF Agreement. During the first quarter of 2011, approximately $11 million of expense was included in the consolidated statements of earnings, which included the $10 million expense recognized upon termination as well as $1 million of expense that was recognized prior to the termination. No additional expense was recognized subsequent to the first quarter of 2011 as a result of these arrangements. For the three and nine months ended October 1, 2010, $1 million and $4 million, respectively, was included in the consolidated statements of earnings.

16.	Segment Information

The following tables present certain financial information by segment:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
		(Dollars in millions)

Sales to external customers:
Chassis Systems	$2,438	$2,063	$7,490	$6,306
Occupant Safety Systems	827	785	2,741	2,567
Electronics	198	189	608	578
Automotive Components	452	389	1,419	1,219

Total sales to external customers	$3,915	$3,426	$12,258	$10,670

Intersegment sales:
Chassis Systems	$31	$14	$76	$37
Occupant Safety Systems	14	10	39	31
Electronics	128	92	366	273
Automotive Components	19	18	59	46

Total intersegment sales	$192	$134	$540	$387

Total segment sales:
Chassis Systems	$2,469	$2,077	$7,566	$6,343
Occupant Safety Systems	841	795	2,780	2,598
Electronics	326	281	974	851
Automotive Components	471	407	1,478	1,265

Total segment sales	$4,107	$3,560	$12,798	$11,057

Earnings before taxes:
Chassis Systems	$152	$153	$614	$477
Occupant Safety Systems	65	78	263	277
Electronics	21	32	85	107
Automotive Components	29	14	91	61

Segment earnings before taxes	267	277	1,053	922
Corporate expense and other	(27)	(10)	(65)	(35)
Financing costs	(26)	(39)	(90)	(125)
Loss on retirement of debt — net	(19)	(1)	(39)	(2)
Net earnings attributable to noncontrolling interest, net of tax	9	9	30	28

Earnings before income taxes	$204	$236	$889	$788

See Note 12 for a summary of restructuring and asset impairments by segment.

17.	Contingencies

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

As of September 30, 2011, the Company had reserves for environmental matters of $66 million. In addition, the Company has established a receivable from Northrop Grumman Corporation (“Northrop”) for a portion of this environmental liability as a result of indemnification provided for in the master purchase agreement between Northrop and an affiliate of Blackstone under which Northrop has agreed to indemnify the Company for 50% of any environmental liabilities associated with the operation or ownership of the Company’s automotive business existing at or prior to the acquisition, subject to certain exceptions. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company’s financial position, results of operations or cash flows of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position, results of operations or cash flows or the possible effect of compliance with environmental requirements imposed in the future.

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

Antitrust Investigations

In June 2011, European antitrust authorities visited certain of the Company’s Occupant Safety Systems business unit locations in Germany to gather information in connection with an investigation of anti-competitive conduct in the European Union. A subpoena covering related information was received in the United States from the

U.S. Department of Justice. The Company understands that these inquiries are part of ongoing investigations by these authorities of automotive parts suppliers concerning possible violations of competition (antitrust) laws. Competition and antitrust law investigations often continue for several years and can result in significant penalties being imposed by the European authorities as well as in the United States, as is evidenced by the significant fines the European Commission has imposed, in some cases, for violations at companies in other sectors.

The Company’s policy is to comply with all laws and regulations, including all antitrust and competition laws. The Company is cooperating fully with the competition authorities in the context of their ongoing investigations.

As a result of the Company’s commitment to cooperate in connection with the governmental investigations, the Company commenced its own internal investigation, which is ongoing. At this point the Company cannot estimate the ultimate financial impact resulting from the investigations. The Company will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate. The Company has incurred legal and other expenses, relating primarily to its internal investigation, which totaled approximately $13 million in the third quarter of 2011.

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

Financial Results

For the three months ended September 30, 2011:

•	Our net sales were $3.9 billion, which represents an increase of 14% from the prior year period. The increase in sales was driven primarily by improved vehicle production volumes, increasing demand for our active and passive safety products and the positive effects of foreign currency exchange.

•	Operating income was $240 million compared to $269 million in the prior year period. The decrease in operating income of $29 million resulted primarily from higher raw material prices and the planned increases in costs to support future growth (such as spending on research, development and engineering), partially offset by the contribution from higher sales volumes.

•	Net earnings attributable to TRW were $158 million as compared to net earnings of $199 million in the prior year period. This decrease of $41 million was primarily the result of the decrease in operating income, an increase in losses recognized on the retirement of debt and higher income tax expense, partially offset by lower interest expense.

For the nine months ended September 30, 2011:

•	Our net sales were $12.3 billion, which represented an increase of 15% from the prior year period. The increase in sales was driven primarily by a higher level of global vehicle production volumes, increasing demand for our active and passive safety products and the positive effects of foreign currency exchange.

•	Operating income was $980 million compared to $891 million in the prior year period. The improvement in operating income of $89 million resulted primarily from the positive impact of higher sales volumes as well as the favorable resolution of a commercial matter of $19 million, partially offset by higher raw material prices and the planned increases in costs to support future growth (such as spending on research, development and engineering).

•	Net earnings attributable to TRW were $732 million as compared to net earnings of $630 million in the prior year period. This improvement of $102 million was primarily the result of the significant improvement in operating income, lower interest expense and a gain recognized on a business acquisition partially offset by an increase in losses recognized on the retirement of debt.

•	We generated positive operating cash flow of $512 million, while capital expenditures were $304 million. Also, we used cash of $421 million to repurchase $337 million in principal amount of our senior unsecured notes and exchangeable notes, which reduced our outstanding debt to the lowest level since becoming a public company.

Recent Trends and Conditions

Although the automotive industry continued to progress through a gradual recovery during the first nine months of 2011, the deteriorating broader macro-economic environment has resulted in a weakening of the global vehicle markets. The primary trends and market conditions impacting our business in 2011 include:

General Economic Conditions:

During the first nine months of 2011, automobile suppliers benefitted from improved consumer demand (despite the continued high level of unemployment and geopolitical unrest). However, slowing economic recoveries, increased concerns regarding potential defaults of debt by certain countries and resulting austerity programs and their effect on consumers have weakened markets overall. The industry’s recovery remains susceptible through the remainder of 2011 to the impact of these circumstances globally, particularly in Europe and the United States.

Production Levels:

Vehicle production levels during the first nine months of 2011 continued on a positive trend, and were considerably higher compared to the same period of 2010, primarily due to increased consumer demand. However, after experiencing robust production levels in the first quarter, levels during the second and third quarters moderated somewhat due to broad macro economic conditions, albeit to levels higher than in comparable quarters in 2010. Uncertainty remains regarding the sustainability of these production levels in Europe and North America as consumer demand may diminish due to continuing concern over general economic conditions. Further, in various high growth markets, actions taken by governments to slow the pace of expansion and mitigate inflation, together with a general economic slowdown, has begun to adversely impact vehicle sales and production.

In 2010, approximately 51% of our sales originated in Europe. The automobile market in this region experienced higher production levels for the first nine months of 2011 compared to the same period of 2010, primarily as a result of improving demand within the region combined with increased exports to expanding markets, such as Asia Pacific. However, production levels in Europe have begun to moderate and may start to decline compared to prior year periods due to concerns surrounding sovereign debt issues in Europe, as well as slowing economic growth in Asia Pacific.

In 2010, approximately 30% of our sales originated in North America. Despite a recent slowdown in the economy, the automobile market in this region experienced higher production levels for the first nine months of 2011 compared to the same period of 2010, primarily attributable to increased consumer demand resulting from improved consumer sentiment and pent-up demand for durable goods. Although overall production was up in the region, production levels during the second and third quarters were substantially higher for the domestic OEMs (Chrysler Group LLC, Ford Motor Company and General Motors Company, together the “Detroit Three”), whereas Japanese OEMs experienced significantly lower levels due to supply shortages related to the earthquake and tsunami in Japan in March 2011. This mix of production between the Detroit Three and Japanese OEMs has begun to reverse as supply shortages subside and Japanese OEMs increase their production schedules. Increased market share of the Detroit Three generally benefits our financial results given our higher sales content for domestic vehicles compared to Japanese manufacturers. Production levels in this region are expected to continue on a positive trend for the remainder of 2011, albeit at a slower rate as this region remains susceptible to global economic conditions and their impact on consumer sentiment and demand.

In 2010, approximately 19% of our sales originated in regions outside of Europe and North America (primarily in China and Brazil, which comprised approximately 9% and 5% of total sales, respectively). Increased consumer demand in these regions drove higher production levels during the first nine months of

2011 compared to the same period of 2010. However, government actions to slow the pace of expansion and curb inflation, together with a general economic slowdown, have caused production growth rates to moderate.

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

Supply Base:

As production levels increase, Tier 2 and Tier 3 suppliers face the challenges of managing through increased working capital and capital expenditure requirements. As companies continue with planned investments resulting from the increased production levels and to support long-term growth initiatives, there are concerns about the impact that a global economic slowdown and sovereign debt defaults may have on the availability and cost of incremental credit for many companies. In some cases, financial instability of the Tier 2 and Tier 3 supply base poses a risk of supply disruption to us. We have dedicated resources and systems to closely monitor the viability of our supply base and are constantly evaluating opportunities to mitigate the risk and/or effects of any supplier disruption.

In addition, recent widespread flooding in Thailand has disrupted the country’s automobile supply chain and has forced certain OEMs to temporarily halt production in the region. This flooding could have a substantial negative impact on automotive suppliers either directly (through damage to their operations) or indirectly (through disruptions in their supply chain or lost sales resulting from customer shutdowns). Although we do not expect these events to materially impact our operating results, we continue to assess the full impact of these events on our operations and our suppliers’ operations.

Inflation and Pricing Pressure:

Overall commodity volatility is an ongoing concern for our business and has been a considerable operational and financial focus for us. Our operating results continue to be negatively impacted by the increasing cost of certain commodities essential to our business. As production levels rise, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. Although prices have fallen off peak levels established earlier this year for certain of our raw materials and manufactured components that have traditionally been susceptible to inflation (such as steel and castings), we continue to experience increased inflationary pressures for certain other commodities such as leather rawhides, yarn, certain resins and rare earth materials. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in such costs. However, it is generally difficult to pass the full extent of increased prices for manufactured components and raw materials through to our customers in the form of price increases.

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

Foreign Currencies:

During the first nine months of 2011, we experienced a positive impact from foreign currency effects on our reported earnings in U.S. dollars compared to the first nine months of 2010, primarily resulting from the translation of results denominated in other currencies, mainly the euro. Our operating results will continue to be impacted by our buying, selling and borrowing in currencies other than the functional currency of our operating companies. We employ financial instruments to hedge certain exposures to fluctuations and adverse trends in foreign currency exchange rates to try to abate or delay the effects thereof, but such instruments may not always be available to us at economically reasonable costs.

Strategic Initiatives

On an ongoing basis, we evaluate our competitive position in the global automotive supply industry and determine what actions are required to maintain and improve that position. As production levels rise, and considering the significant growth in strategic markets such as China and Brazil (which continues, albeit at a more moderate pace), we continue to focus on investing appropriate levels of capital to support anticipated growth and expansion.

In general, our long-term objectives are geared toward growing our business, expanding our newer, innovative technologies, winning new contracts, generating cash and strengthening our market position. We believe that a continued focus on research, development and engineering activities is critical to maintaining our leadership position in the industry and meeting our long-term objectives. As a result, despite any indications of an economic slowdown, we continue to evaluate and invest in facilities and infrastructure in order to support new business awards and achieve our long-term growth plans.

For the remainder of 2011, we will continue to focus on our growth strategies, cash generation and debt reduction, while managing through the near-term industry challenges, such as increased commodity prices and a general economic slowdown.

Although we believe that we have established a firm foundation for continued profitability, we continue to evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions. As such, plant rationalizations and targeted workforce reduction efforts may be warranted.

Antitrust Investigations

Antitrust authorities are investigating possible violations of competition (antitrust) laws by automotive parts suppliers (the “Antitrust Investigations”). In connection with the Antitrust Investigations, in June 2011, European antitrust authorities visited certain of our Occupant Safety Systems business unit locations in Germany to gather information. We also received a subpoena related to the Antitrust Investigations in the United States from the U.S. Department of Justice. As a result of our commitment to cooperate in connection with the Antitrust Investigations, we commenced our own internal investigation, which is ongoing. At this point we cannot estimate the ultimate financial impact of the Antitrust Investigations on us, but we will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate. The Company has incurred legal and other expenses, relating primarily to its internal investigation, which totaled approximately $13 million in the third quarter of 2011. The Company expects that its expenses related to the Antitrust Investigations incurred in future quarters, while still significant, should decrease over time.

Our Debt and Capital Structure

During the first nine months of 2011, we continued to focus on improving the strength and flexibility of our capital structure and continued to reduce our debt by optionally repurchasing $252 million in principal amount of our senior unsecured notes and $85 million of our exchangeable senior notes with cash on hand. Our efforts resulted in debt outstanding of $1.5 billion and a cash and cash equivalent balance of $890 million as of September 30, 2011.

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

RESULTS OF OPERATIONS

The following unaudited consolidated statements of earnings compare the results of operations for the periods presented as follows:

Total Company Results of Operations

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	September 30,	October 1,
	2011	2010	Variance
	(Dollars in millions)

Sales	$3,915	$3,426	$489
Cost of sales	3,534	3,039	495

Gross profit	381	387	(6)
Administrative and selling expenses	151	120	31
Amortization of intangible assets	4	5	(1)
Other (income) expense — net	(14)	(7)	(7)

Operating income	240	269	(29)
Interest expense — net	26	39	(13)
Loss on retirement of debt — net	19	1	18
Equity in earnings of affiliates, net of tax	(9)	(7)	(2)

Earnings before income taxes	204	236	(32)
Income tax expense	37	28	9

Net earnings	167	208	(41)
Less: Net earnings attributable to noncontrolling interest, net of tax	9	9	—

Net earnings attributable to TRW	$158	$199	$(41)

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended October 1, 2010

Sales increased by $489 million, or 14.3%, for the three months ended September 30, 2011 as compared to the three months ended October 1, 2010. The increase in sales was driven by higher volume and increased demand for our active and passive safety products of $295 million and the favorable impact of foreign currency exchange of $194 million.

Changes in both vehicle production levels and our sales, by major geographic region, as compared to the prior year quarter are presented below:

	Variance
	Vehicle	TRW
	Production	Sales

North America	5%	10%
Europe	4%	15%
Rest of World	5%	20%

The increase in sales for the three months ended September 30, 2011 outpaced vehicle production increases in all of these regions. Increases in TRW sales in North America and Rest of World outpaced vehicle production primarily as a result of increased demand for safety content. Increases in TRW sales in Europe and Rest of World were positively impacted by foreign currency exchange (excluding the impact of foreign currency exchange, sales increased 6% and 13%, respectively).

Cost of sales increased by $495 million, or 16.3%, for the three months ended September 30, 2011 as compared to the three months ended October 1, 2010. The increase was driven primarily by additional costs associated with increased volume, inflation and other costs together which total $311 million and the impact of foreign currency exchange of $184 million. These additional costs resulted in the following variances to the major components within our cost of sales:

(Dollars in millions)

Cost of sales, three months ended October 1, 2010	$3,039
Material	359
Labor and other	140
Depreciation and amortization	(4)

Cost of sales, three months ended September 30, 2011	$3,534

Gross profit, as a percentage of sales, for the three months ended September 30, 2011 was 9.7% compared to 11.3% for the three months ended October 1, 2010. This contraction was driven primarily by the increased costs to support growth plans (such as increased research, development and engineering), impact of inflation on direct material costs, and lower pull-through from increased sales due to the impact of foreign currency exchange.

Gross profit decreased by $6 million for the three months ended September 30, 2011 as compared to the three months ended October 1, 2010. This decrease was driven primarily by the unfavorable impacts of inflation and increased engineering costs (in excess of cost reductions) of $47 million and the non-recurrence of a prior year favorable impact of certain litigation matters of $12 million. These unfavorable items were partially offset by the impact of higher volume of $39 million, the favorable impact of foreign currency exchange of $10 million and lower warranty costs of $4 million.

Administrative and selling expenses, as a percentage of sales, were 3.9% for the three months ended September 30, 2011 as compared to 3.5% for the three months ended October 1, 2010. The increase of $31 million was primarily driven by costs incurred related to the antitrust investigations of $13 million, increased wages and benefits of $12 million (largely to support future growth), and the unfavorable impact of foreign currency exchange of $6 million.

Other income — net improved by $7 million for the three months ended September 30, 2011 as compared to the three months ended October 1, 2010. This increase was primarily due to the favorable impact of foreign currency exchange of $3 million, an increase in royalty and grant income of $3 million, an increase in net gains on sale of assets and divestitures of $2 million, and a favorable variance in the marking to market of forward electricity purchase contracts of $2 million. These favorable items were partially offset by an increase in the provision for bad debts of $2 million.

Interest expense — net decreased by $13 million for the three months ended September 30, 2011 as compared to the three months ended October 1, 2010, primarily as the result of lower overall debt levels.

Loss on retirement of debt — net was $19 million for the three months ended September 30, 2011 as compared to $1 million for the three months ended October 1, 2010. During the three months ended September 30, 2011, we repurchased portions of our senior notes and senior exchangeable notes totaling approximately $97 million and $66 million, respectively, in principal amount and recorded a loss on retirement of debt of $9 million and $10 million, respectively. The losses included the write-off of a portion of debt issuance costs, discounts and premiums. During the three months ended October 1, 2010, we recognized a loss on retirement of debt of $1 million, including the write-off of debt issuance costs, discounts and premiums, related to the repurchase of portions of our senior unsecured notes.

Income tax expense for the three months ended September 30, 2011 was $37 million on pre-tax earnings of $204 million as compared to an income tax expense of $28 million on pre-tax earnings of $236 million for the three months ended October 1, 2010. The tax expense for the three months ended September 30, 2011 is net of tax benefits of $5 million resulting from the reversal of valuation allowances on net deferred tax assets of certain foreign subsidiaries. The tax expense for the three months ended October 1, 2010 is net of tax benefits of $11 million relating to favorable resolutions of various tax matters in foreign jurisdictions. The income tax rate varies from the United States statutory income tax rate primarily due to earnings in the United States and certain foreign jurisdictions, partially offset by losses in certain foreign jurisdictions, that are in a valuation allowance position and as such, pre-tax earnings or losses do not result in the recognition of a corresponding income tax expense or benefit, as well as favorable foreign tax rates, holidays, and credits.

Consolidated Statements of Earnings
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2011	2010	Variance
	(Dollars in millions)

Sales	$12,258	$10,670	$1,588
Cost of sales	10,849	9,415	1,434

Gross profit	1,409	1,255	154
Administrative and selling expenses	454	375	79
Amortization of intangible assets	12	16	(4)
Restructuring charges and fixed asset impairments	—	10	(10)
Other (income) expense — net	(37)	(37)	—

Operating income	980	891	89
Interest expense — net	90	125	(35)
Loss on retirement of debt — net	39	2	37
Gain on business acquisition	(9)	—	(9)
Equity in earnings of affiliates, net of tax	(29)	(24)	(5)

Earnings before income taxes	889	788	101
Income tax expense	127	130	(3)

Net earnings	762	658	104
Less: Net earnings attributable to noncontrolling interest, net of tax	30	28	2

Net earnings attributable to TRW	$732	$630	$102

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended October 1, 2010

Sales increased by $1,588 million, or 14.9%, for the nine months ended September 30, 2011 as compared to the nine months ended October 1, 2010. The increase was driven primarily by a higher level of global vehicle production volumes and increased demand for our active and passive safety products of $1,045 million and the favorable impact from foreign currency exchange of $543 million.

Changes in both vehicle production levels and our sales, by major geographic region, as compared to the prior year period are presented below:

	Variance
	Vehicle	TRW
	Production	Sales

North America	7%	15%
Europe	8%	13%
Rest of World	1%	19%

The increase in sales for the nine months ended September 30, 2011 outpaced vehicle production increases in all of these regions. Increases in TRW sales in North America and Rest of World outpaced vehicle production primarily as a result of increased demand for safety content. Increases in TRW sales in Europe and Rest of World were positively impacted by foreign currency exchange (excluding the impact of foreign currency exchange, sales increased 5% and 11%, respectively). The increase in sales in Europe was below vehicle production increases primarily due to our aftermarket and non-automotive sales, which do not necessarily move in line with vehicle production changes.

Cost of sales increased by $1,434 million, or 15.2%, for the nine months ended September 30, 2011 as compared to the nine months ended October 1, 2010. The increase was driven primarily by additional costs associated with increased volume, inflation and other costs together which total $932 million and the impact of foreign currency exchange of $502 million. These additional costs resulted in the following variances to the major components within our cost of sales:

(Dollars in millions)

Cost of sales, nine months ended October 1, 2010	$9,415
Material	1,077
Labor and other	361
Depreciation and amortization	(4)

Cost of sales, nine months ended September 30, 2011	$10,849

Gross profit, as a percentage of sales, for the nine months ended September 30, 2011 was 11.5% compared to 11.8% for the nine months ended October 1, 2010. This contraction was driven primarily by the impact of inflation on direct material costs as well as increased engineering costs and lower pull-through from increased sales due to the impact of foreign currency exchange.

Gross profit increased by $154 million for the nine months ended September 30, 2011 as compared to the nine months ended October 1, 2010. The increase was driven primarily by increased volume of $187 million, the favorable impact of foreign currency exchange of $41 million, lower warranty expense and higher pension and postretirement income, which together totaled $20 million, and the favorable resolution of a commercial matter of $19 million. Partially offsetting these favorable items were increased engineering costs, inflation, and price reductions provided to customers (net of cost reductions), together which totaled $113 million.

Administrative and selling expenses, as a percentage of sales, were 3.7% for the nine months ended September 30, 2011 as compared to 3.5% for the nine months ended October 1, 2010. The increase of $79 million was primarily driven by increased wages and benefits of $29 million (largely to support future growth), the unfavorable impact of foreign currency exchange of $18 million, costs incurred related to the antitrust investigations of $15 million, a $10 million expense recognized related to the termination of the transaction and monitoring fee agreement with an affiliate of The Blackstone Group L.P., and higher other general operating costs of $7 million.

Restructuring charges and fixed asset impairments was $10 million for the nine months ended October 1, 2010. This was primarily related to severance and other charges of $13 million and other fixed asset impairments of $1 million, partially offset by a gain on the sale of a previously impaired facility in the amount of $4 million.

Other income — net did not change for the nine months ended September 30, 2011 as compared to the nine months ended October 1, 2010. Variances in other income consisted of an increase in gains on sales of assets and divestitures of $9 million, an increase in royalty and grant income of $3 million, a favorable variance in the marking to market of forward electricity purchase contracts of $3 million, as well as a reversal of $6 million of litigation charges related to the favorable resolution of legacy pension matters. These increases were offset by the unfavorable impact of foreign currency exchange of $11 million and unfavorable change in the provision for bad debts of $9 million.

Interest expense — net decreased by $35 million for the nine months ended September 30, 2011 as compared to the nine months ended October 1, 2010, primarily as the result of lower overall debt levels.

Loss on retirement of debt — net was $39 million for the nine months ended September 30, 2011 as compared to $2 million for the nine months ended October 1, 2010. During the nine months ended September 30, 2011, we repurchased portions of our senior notes and senior exchangeable notes totaling approximately $252 million and $85 million, respectively, in principal amount and recorded a loss on retirement of debt of $23 million and $13 million, respectively. The losses included the write-off of a portion of debt issuance costs, discounts and premiums. Additionally, in conjunction with the termination of the 2012 commitments under our revolving credit facility, we recorded a loss on retirement of debt of $3 million related to the write-off of a portion of debt issuance costs. During the nine months ended October 1, 2010, we recognized a loss on retirement of debt of $2 million primarily related to the write-off of debt issuance costs in conjunction with the optional repayments on our term loans.

Gain on business acquisition was $9 million for the nine months ended September 30, 2011. During the first quarter of 2011, we completed a business acquisition in our Chassis Systems segment. Based on the fair value of the net assets acquired in comparison to the purchase price, a gain on business acquisition of approximately $9 million was recorded.

Income tax expense for the nine months ended September 30, 2011 was $127 million on pre-tax earnings of $889 million as compared to an income tax expense of $130 million on pre-tax earnings of $788 million for the nine months ended October 1, 2010. The tax expense for the nine months ended September 30, 2011 is net of tax benefits of $20 million relating to favorable resolutions of various tax matters in foreign jurisdictions and tax benefits of $9 million resulting from the reversal of valuation allowances on net deferred tax assets of certain foreign subsidiaries. The tax expense for the nine months ended October 1, 2010 is net of tax benefits of $21 million relating to favorable resolutions of various tax matters in foreign jurisdictions. The income tax rate varies from the United States statutory income tax rate primarily due to earnings in the United States and certain foreign jurisdictions, partially offset by losses in certain foreign jurisdictions, that are in a valuation allowance position and as such, pre-tax earnings or losses do not result in the recognition of a corresponding income tax expense or benefit, as well as favorable foreign tax rates, holidays, and credits.

Segment Results of Operations

Sales, Including Intersegment Sales

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
	2011	2010	Variance	2011	2010	Variance
	(Dollars in millions)

Chassis Systems	$2,469	$2,077	$392	$7,566	$6,343	$1,223
Occupant Safety Systems	841	795	46	2,780	2,598	182
Electronics	326	281	45	974	851	123
Automotive Components	471	407	64	1,478	1,265	213
Intersegment eliminations	(192)	(134)	(58)	(540)	(387)	(153)

Total sales	$3,915	$3,426	$489	$12,258	$10,670	$1,588

Cost of Sales

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
	2011	2010	Variance	2011	2010	Variance
	(Dollars in millions)

Chassis Systems	$2,250	$1,856	$394	$6,765	$5,676	$1,089
Occupant Safety Systems	768	706	62	2,477	2,282	195
Electronics	302	249	53	881	738	143
Automotive Components	427	377	50	1,329	1,157	172
Intersegment eliminations	(192)	(134)	(58)	(540)	(387)	(153)

Segment cost of sales	$3,555	$3,054	$501	$10,912	$9,466	$1,446

Earnings Before Taxes

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
	2011	2010	Variance	2011	2010	Variance
	(Dollars in millions)

Chassis Systems	$152	$153	$(1)	$614	$477	$137
Occupant Safety Systems	65	78	(13)	263	277	(14)
Electronics	21	32	(11)	85	107	(22)
Automotive Components	29	14	15	91	61	30

Segment earnings before taxes	$267	$277	$(10)	$1,053	$922	$131

Restructuring Charges and Fixed Asset Impairments Included in Earnings Before Taxes

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
	2011	2010	Variance	2011	2010	Variance
	(Dollars in millions)

Chassis Systems	$1	$1	$—	$1	$2	$(1)
Occupant Safety Systems	(1)	(1)	—	(1)	8	(9)
Electronics	—	—	—	—	(1)	1
Automotive Components	—	—	—	—	1	(1)

Total restructuring charges and fixed asset impairments	$—	$—	$—	$—	$10	$(10)

Certain income and costs not associated with the current operations of our segments are recorded within Corporate. For example, in cost of sales, we recognize income related to our closed pension plan in the U.K. within Corporate. This plan included hourly employees, substantially all of whom are not actively employed by the Company. Other items recognized within Corporate include costs associated with corporate staff and related expenses, financing costs and gains or losses on the retirement of debt.

Chassis Systems

Comparison of the three months ended September 30, 2011 and October 1, 2010:

Sales, including intersegment sales, increased by $392 million, or 18.9%, for the three months ended September 30, 2011 as compared to the three months ended October 1, 2010. This increase was driven primarily by favorable volume of $276 million and the favorable impact of foreign currency exchange of $116 million.

Cost of sales increased by $394 million, or 21.2%, for the three months ended September 30, 2011 as compared to the three months ended October 1, 2010, which primarily consisted of higher material costs of $307 million and higher labor and other costs of $87 million. These increases were primarily driven by additional costs associated with higher volume, inflation and other costs of $282 million, the impact of foreign currency exchange of $100 million, and the non-recurrence of a prior year favorable impact of certain litigation matters of $12 million.

Earnings before taxes, as a percentage of sales, was 6.2% for the three months ended September 30, 2011 compared to 7.4% for the three months ended October 1, 2010. This contraction was primarily driven by the increase in commodity inflation and increased employee related costs to support future growth, as well as lower pull-through from increased sales due to the impact of foreign currency exchange.

Earnings before taxes decreased by $1 million for the three months ended September 30, 2011 as compared to the three months ended October 1, 2010. This decrease was driven primarily by increased engineering costs and inflation (net of cost reductions), together which totaled $34 million, and the non — recurrence of a prior year favorable impact of certain litigation matters of $12 million. Largely offsetting these unfavorable items were favorable volume of $34 million and the favorable impact of foreign currency exchange of $11 million.

Comparison of the nine months ended September 30, 2011 and October 1, 2010:

Sales, including intersegment sales, increased by $1,223 million, or 19.3%, for the nine months ended September 30, 2011 as compared to the nine months ended October 1, 2010. This increase was driven primarily by higher volume of $894 million and the favorable impact of foreign currency exchange of $329 million.

Cost of sales increased by $1,089 million, or 19.2%, for the nine months ended September 30, 2011 as compared to the nine months ended October 1, 2010, which primarily consisted of higher material costs of $879 million and higher labor and other costs of $210 million. These increases were primarily driven by additional costs associated with higher volume, inflation, and other costs, together which totaled $817 million, and the impact of foreign currency exchange of $291 million, partially offset by the favorable resolution of a commercial matter of $19 million.

Earnings before taxes, as a percentage of sales, was 8.1% for the nine months ended September 30, 2011 compared to 7.5% for the nine months ended October 1, 2010. This increase was primarily driven by the various favorable transactions during 2011 mentioned below, partially offset by the increase in commodity inflation and increased employee related costs to support future growth (in excess of cost reductions), as well as lower pull-through from increased sales due to the impact of foreign currency exchange.

Earnings before taxes increased by $137 million for the nine months ended September 30, 2011 as compared to the nine months ended October 1, 2010. This increase was driven primarily by higher volume of $145 million, the favorable impact of foreign currency exchange of $20 million, the favorable resolution of a commercial matter of $19 million, the favorable impact related to a gain on a business acquisition of $9 million and lower warranty expense of $9 million. Partially offsetting these favorable items were unfavorable impacts of inflation and increased engineering costs (in excess of cost reductions), together which totaled $65 million.

For the nine months ended September 30, 2011, this segment recorded $1 million of fixed asset impairments related to the write-down of certain machinery and equipment to fair value. For the nine months ended October 1, 2010, this segment incurred $6 million related to severance and other charges, and realized a gain of $4 million on the sale of a previously impaired facility.

Occupant Safety Systems

Comparison of the three months ended September 30, 2011 and October 1, 2010:

Sales, including intersegment sales, increased by $46 million, or 5.8%, for the three months ended September 30, 2011 as compared to the three months ended October 1, 2010. This increase was primarily driven by the favorable impact of foreign currency exchange of $46 million. Increased volume of $20 million was offset by price reductions provided to customers of an equivalent amount.

Cost of sales increased by $62 million, or 8.8%, for the three months ended September 30, 2011 as compared to the three months ended October 1, 2010, which primarily consisted of increased material costs of $38 million and increased labor and other costs of $24 million. These increases were primarily driven by the impact of foreign currency exchange of $45 million and inflation and other costs of $17 million.

Earnings before taxes, as a percentage of sales, was 7.7% for the three months ended September 30, 2011 compared to 9.8% for the three months ended October 1, 2010. This contraction was primarily driven by price reductions provided to customers for certain products as well as the adverse mix of products sold.

Earnings before taxes decreased by $13 million for the three months ended September 30, 2011 as compared to the three months ended October 1, 2010. This decrease was driven primarily by the unfavorable impact of inflation and increased engineering costs (net of cost reductions) of $13 million, partially offset by the favorable impact of foreign currency exchange of $2 million.

Comparison of the nine months ended September 30, 2011 and October 1, 2010:

Sales, including intersegment sales, increased by $182 million, or 7.0%, for the nine months ended September 30, 2011 as compared to the nine months ended October 1, 2010. This increase was driven primarily by the favorable impact related to foreign currency exchange of $130 million and higher volume of $123 million partially offset by price reductions provided to customers of $71 million.

Cost of sales increased by $195 million, or 8.5%, for the nine months ended September 30, 2011 as compared to the nine months ended October 1, 2010, which primarily consisted of increased material costs of $128 million and increased labor and other costs of $67 million. These increases were primarily driven by the impact of foreign currency exchange of $117 million, and additional costs associated with higher volume, inflation, and other costs, together which totaled $78 million.

Earnings before taxes, as a percentage of sales, was 9.5% for the nine months ended September 30, 2011 compared to 10.7% for the nine months ended October 1, 2010. This contraction was primarily driven by price reductions provided to customers for certain products as well as the adverse mix of products sold.

Earnings before taxes decreased by $14 million for the nine months ended September 30, 2011 as compared to the nine months ended October 1, 2010. This decrease was driven by price reductions provided to customers of $71 million. Partially offsetting this unfavorable item were cost reductions of $30 million, higher volume of $13 million, lower restructuring charges of $9 million and the favorable impact of foreign currency exchange of $3 million.

For the nine months ended September 30, 2011, this segment recorded $1 million of income from severance-related postemployment benefits due to a change in estimate of benefits to be provided. For the nine months ended October 1, 2010, this segment incurred $8 million of restructuring charges and asset impairments, primarily related to severance and other charges.

Electronics

Comparison of the three months ended September 30, 2011 and October 1, 2010:

Sales, including intersegment sales, increased by $45 million, or 16.0%, for the three months ended September 30, 2011 as compared to the three months ended October 1, 2010. This increase was primarily driven by higher volume of $34 million and the favorable impact of foreign currency exchange of $11 million.

Cost of sales increased by $53 million, or 21.3%, for the three months ended September 30, 2011 as compared to the three months ended October 1, 2010, which primarily consisted of higher material costs of $43 million and higher labor and other costs of $10 million. These increases were primarily driven by additional costs associated with higher volume, inflation, and other costs, together which totaled $43 million, and the impact of foreign currency exchange of $10 million.

Earnings before taxes, as a percentage of sales, was 6.4% for the three months ended September 30, 2011 compared to 11.4% for the three months ended October 1, 2010. This contraction was primarily driven by the adverse mix of products sold, the negative impact on operations due to the earthquake and tsunami in Japan, commodity inflation and other costs.

Earnings before taxes decreased by $11 million for the three months ended September 30, 2011 as compared to the three months ended October 1, 2010. This decrease was driven primarily by increased engineering costs and inflation (net of cost reductions) of $7 million, and the unfavorable impact of foreign currency exchange of $3 million. Higher volume was offset by adverse mix.

Comparison of the nine months ended September 30, 2011 and October 1, 2010:

Sales, including intersegment sales, increased by $123 million, or 14.5%, for the nine months ended September 30, 2011 as compared to the nine months ended October 1, 2010. This increase was primarily driven by an increase in volume of $93 million and the favorable impact of foreign currency exchange of $29 million.

Cost of sales increased by $143 million, or 19.4%, for the nine months ended September 30, 2011 as compared to the nine months ended October 1, 2010, which primarily consisted of higher material costs of $108 million and higher labor and other costs of $35 million. These increases in costs of sales were driven by additional costs associated with higher volume, inflation, premium costs incurred as a direct result from the earthquake and tsunami in Japan, and other costs, together which totaled $113 million, and the impact of foreign currency exchange of $30 million.

Earnings before taxes, as a percentage of sales, was 8.7% for the nine months ended September 30, 2011 compared to 12.6% for the nine months ended October 1, 2010. This contraction was primarily driven by the adverse mix of products sold, the negative impact on operations due to the earthquake and tsunami in Japan, commodity inflation and other costs.

Earnings before taxes decreased by $22 million for the nine months ended September 30, 2011 as compared to the nine months ended October 1, 2010. This decrease was driven primarily by premium costs incurred as a direct result from the earthquake and tsunami in Japan, as well as increased engineering costs and price reductions provided to customers, together which totaled $22 million and the unfavorable impact of foreign currency exchange of $4 million. Partially offsetting these unfavorable items was the favorable impact of higher volume (net of adverse mix) of $4 million.

For the nine months ended October 1, 2010, this segment recorded $1 million of income related to severance, retention and outplacement services at various production facilities due to a change in estimates.

Automotive Components

Comparison of the three months ended September 30, 2011 and October 1, 2010:

Sales, including intersegment sales, increased by $64 million, or 15.7%, for the three months ended September 30, 2011 as compared to the three months ended October 1, 2010. This increase was driven primarily by favorable volume of $37 million and the favorable impact of foreign currency exchange of $27 million.

Cost of sales increased by $50 million, or 13.3%, for the three months ended September 30, 2011 as compared to the three months ended October 1, 2010, which primarily consisted of higher material costs of $30 million and higher labor and other costs of $20 million. These increases were primarily driven by additional costs associated with higher volume, inflation, and other costs, together which totaled $25 million, and the impact of foreign currency exchange of $25 million.

Earnings before taxes, as a percentage of sales, was 6.2% for the three months ended September 30, 2011 compared to 3.4% for the three months ended October 1, 2010. This increase was primarily driven by benefits achieved through cost reduction efforts.

Earnings before taxes increased by $15 million for the three months ended September 30, 2011 as compared to the three months ended October 1, 2010. This increase was primarily driven by cost reductions in excess of inflation of $8 million and favorable volume of $6 million.

Comparison of the nine months ended September 30, 2011 and October 1, 2010:

Sales, including intersegment sales, increased by $213 million, or 16.8%, for the nine months ended September 30, 2011 as compared to the nine months ended October 1, 2010. This increase was driven primarily by the favorable impact of higher volume of $143 million and the favorable impact of foreign currency exchange of $70 million.

Cost of sales increased by $172 million, or 14.9%, for the nine months ended September 30, 2011 as compared to the nine months ended October 1, 2010, which primarily consisted of higher material costs of $114 million and higher labor and other costs of $58 million. These increases were primarily driven by additional costs associated with higher volume, inflation, and other costs, together which totaled $106 million and the impact of foreign currency exchange of $66 million.

Earnings before taxes, as a percentage of sales, was 6.2% for the nine months ended September 30, 2011 compared to 4.8% for the nine months ended October 1, 2010. This increase was primarily driven by benefits achieved through cost reduction efforts.

Earnings before taxes increased by $30 million for the nine months ended September 30, 2011 as compared to the nine months ended October 1, 2010. This increase was driven primarily by the favorable impact of higher volume of $27 million and the favorable impact of foreign currency exchange of $3 million.

For the nine months ended October 1, 2010, this segment incurred charges of $1 million related to severance and other charges.

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

On an annual basis, our primary source of liquidity is cash flows generated from operations. At various points during the course of a given year, we may be in an operating cash usage position, which is not unusual given the seasonality of our business. We also have available liquidity under our revolving credit facility and the other credit facilities described below, subject to certain conditions. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. Although we have historically been successful in managing the timing of our cash flows, future success will depend on the financial position of our customers and suppliers, and on industry conditions.

Cash Flows

Operating Activities.  Cash provided by operating activities for the nine months ended September 30, 2011, was $512 million as compared to $690 million for the nine months ended October 1, 2010. The decrease in cash provided by operations was primarily the result of additional working capital requirements of $97 million to support higher vehicle production volumes. Additionally, higher levels of cash payments for taxes, restructuring and severance-related liabilities, as well as compensation and related benefit payments contributed to the decrease in cash provided by operations. This is partially offset by improved results from operations during the first nine months of 2011 as compared to the first nine months of 2010.

Investing Activities.  Cash used in investing activities for the nine months ended September 30, 2011, was $272 million as compared to $162 million for the nine months ended October 1, 2010. For the nine months ended September 30, 2011 and October 1, 2010, we spent $304 million and $168 million, respectively, in capital expenditures, primarily in connection with upgrading existing products, continuing new product launches, and providing infrastructure and equipment at our facilities to support our manufacturing expansion and cost reduction efforts. A significant portion of our capital expenditures during the first nine months of 2011 were in our strategic growth regions of China and Brazil. We expect to spend approximately $570 million for such capital expenditures during 2011, including our continuing investment in these strategic growth areas.

Also during the nine months ended September 30, 2011, we acquired $15 million in cash in conjunction with an acquisition in our Chassis Systems segment.

Financing Activities.  Cash used in financing activities was $418 million for the nine months ended September 30, 2011, as compared to $224 million for the nine months ended October 1, 2010. During the nine months ended September 30, 2011, we paid $421 million to repurchase portions of our senior unsecured notes and exchangeable notes, totaling $337 million in principal amount.

During the nine months ended October 1, 2010, in addition to the $1 million mandatory amortization payment on our Term Loan A-2, we optionally repaid in full the outstanding Term Loan B-3 balance of $175 million and optionally repaid $75 million of our outstanding Term Loan A-2, with cash on hand.

Other Sources of Liquidity

Liquidity Facilities.  We may draw down on, and use proceeds from, our revolving credit facility, which is part of our senior secured credit facilities, to fund normal working capital needs from month to month in conjunction with available cash on hand. As of September 30, 2011, we had $992 million of availability under our revolving credit facility. This availability reflects no outstanding borrowings and reduced availability as a result of $28 million in outstanding letters of credit and bank guarantees.

On September 30, 2011, our subsidiaries in the Asia Pacific region also had various uncommitted credit facilities, of which $202 million was unutilized. We expect that these additional facilities will be drawn from time to time for normal working capital purposes and to fund capital expenditures in support of planned expansion in Asia Pacific.

Under normal working capital utilization of liquidity, portions of the amounts drawn under our liquidity facilities typically are paid back throughout the month as cash from customers is received. We could then draw upon such facilities again for working capital purposes in the same or succeeding months.

The agreement that governs our revolving credit facility contains a number of covenants, including financial covenants that would impact our ability to borrow on the facility if not met and restrictive covenants that, among other things, restrict the ability to incur additional indebtedness and the payment of cash dividends on our common stock. As of September 30, 2011, we were in compliance with all of our financial covenants. Such covenants are described in more detail in Note 11 to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

CONTINGENCIES AND ENVIRONMENTAL MATTERS

Antitrust Investigations

In June 2011, European antitrust authorities visited certain of the Company’s Occupant Safety Systems business unit locations in Germany to gather information in connection with an investigation of anti-competitive conduct in the European Union. A subpoena covering related information was received in the United States from the U.S. Department of Justice. The Company understands that these inquiries are part of ongoing investigations by these authorities of automotive parts suppliers concerning possible violations of competition (antitrust) laws. Competition and antitrust law investigations often continue for several years and can result in significant penalties being imposed by the European authorities as well as in the United States, as is evidenced by the significant fines the European Commission has imposed, in some cases, for violations at companies in other sectors.

The Company’s policy is to comply with all laws and regulations, including all antitrust and competition laws. The Company is cooperating fully with the competition authorities in the context of their ongoing investigations.

As a result of the Company’s commitment to cooperate in connection with the governmental investigations, the Company commenced its own internal investigation, which is ongoing. At this point the Company cannot estimate the ultimate financial impact resulting from the investigations. The Company will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate. The Company has incurred legal and other expenses, relating primarily to its internal investigation, which totaled approximately $13 million in the third quarter of 2011. The Company expects that its expenses related to the antitrust investigations incurred in future quarters, while still significant, should decrease over time.

Other Contingencies

The information concerning other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 17 to the condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2011.

Pensions.  Plan experience and changes in actuarial assumptions attributable to fluctuations in global financial markets, including lower than expected plan investment income or declines in the interest rates used in discounting liabilities, may result in larger unfunded obligations as of our next measurement date which is December 31, 2011. Additionally, these factors may adversely impact both our cash funding requirements and our expense in 2012 and beyond.

Valuation Allowances on Deferred Income Tax Assets.  We regularly assess the need for valuation allowances on our deferred tax assets. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this Report for further information on our valuation allowances.

OUTLOOK

For the full year 2011, we expect revenue to be approximately $16.2 billion, including fourth quarter sales of approximately $3.9 billion. These sales figures are based on expected 2011 production levels of 12.9 million units in North America, 19.9 million units in Europe, continued growth in China and our expectations for foreign currency exchange rates.

In general, both North America and Europe have been experiencing increased production levels over the past year due to improved consumer demand and increased exports out of Europe. However, the overall outlook for the global economy (in particular, Europe and the United States) has softened and concern has increased regarding potential debt defaults by certain countries, which may negatively impact the remainder of 2011. In North America, we expect the higher concentration of domestic OEM vehicle production experienced in the second and third quarters to fall as production levels for the Japanese manufacturers increase in the near term as supply shortages subside and Japanese manufacturers increase their production schedules. Over time, we expect the mix of production between domestic and Japanese manufacturers to normalize. Growth in developing markets, such as China and Brazil, progressed through the first nine months of 2011, but has begun to moderate, which we expect to continue through the remainder of the year. Despite this moderation and considering the ongoing growth, we continue to invest appropriate levels of capital to support expansion in these areas.

Although the recent flooding in Thailand did not materially impact us during the third quarter of 2011, we continue to assess the impact of this event on our operations and on our supply chain. We are working with our suppliers that are located in Thailand, or otherwise impacted, to assess their ability to continue to provide the components and materials required and to minimize any disruptions. Further, we continue to monitor the Tier 2 and Tier 3 supply base and its ability to perform as expected as it faces additional financial and operational challenges in the current environment due to commodity inflationary pressures and the potential impact that sovereign debt defaults (or the fear of such defaults) may have on available liquidity. The inability of any major supplier to meet its commitments could negatively impact us either directly or by negatively affecting our customers. We are pursuing alternate sources of supply where necessary and practicable.

We continue to be exposed to the potential inflationary impact of certain commodities, including commodities not traditionally susceptible to inflation such as leather rawhides, yarns, rare earth materials, and certain resins. As production increases, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. Although the impact of commodity inflation may not affect us immediately, it is typically evidenced by near-term contribution margin contraction and can put significant operational and financial burdens on us and our suppliers.

Additionally, as previously indicated, we cannot estimate the ultimate financial impact of the Antitrust Investigations at this time, but we will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2010 under “Item 1A. Risk Factors,” as updated by the information set forth in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011 under Part II, “Item 1A. Risk Factors,” including: any developments related to antitrust investigations adversely affecting our results, cash flows, financial condition or reputation; tighter financial markets adversely impacting the availability and cost of credit negatively affecting our business; a material contraction in automotive sales and production adversely affecting our results or the viability of our supply base; commodity inflationary pressures adversely affecting our profitability or supply base; strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations impacting our results; pricing pressures from our customers adversely affecting our profitability; any shortage of supplies causing a production disruption; increasing costs negatively impacting our profitability; the loss of any of our largest customers materially adversely affecting us; costs of product liability, warranty and recall claims and efforts by customers to adversely alter contract terms and conditions concerning warranty and recall participation; costs or liabilities relating to environmental, health and safety regulations adversely affecting our results; risks associated with non-U.S. operations, including economic and political uncertainty in some regions, adversely affecting our business, results or financial condition; any inability to protect our intellectual property rights adversely affecting our business or our competitive position; any increase in the expense of our pension and other postretirement benefits or the funding requirements of our pension plans reducing our profitability; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers adversely affecting our operations; volatility in our annual effective tax rate resulting from a change in our valuation allowances position or other factors; any impairment of a significant amount of our goodwill or other intangible assets; and other risks and uncertainties set forth in our Annual Report on Form 10-K, in “— Executive Overview” above and in our other filings with the Securities and Exchange Commission.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of September 30, 2011, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There was no change in the Company’s internal controls over financial reporting that occurred during the third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information concerning the ongoing Antitrust Investigations and other legal proceedings involving the Company contained in Note 17 to the condensed consolidated financial statements included in Part I, Item 1 of this Report and in the “Contingencies and Environmental Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this Report, is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRW Automotive Holdings Corp.
(Registrant)

Date: November 2, 2011

By:	/s/ Joseph S. Cantie
Joseph S. Cantie
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)