Form 10-K
period 2011-12-31
TRW AUTOMOTIVE HOLDINGS CORP
filed 2012-02-16
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

As of July 1, 2011, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $6.1 billion based on the closing sale price of the registrant’s Common Stock as reported on the New York Stock Exchange on that date. As of February 9, 2012, the number of shares outstanding of the registrant’s Common Stock was 123,754,354.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2012 Annual Meeting of the Stockholders, to be filed within 120 days of December 31, 2011, are incorporated by reference into Part III, Items 10-14.

TRW Automotive Holdings Corp.

PART I

ITEM 1.	BUSINESS

The Company

TRW Automotive Holdings Corp. (together with its subsidiaries, “we,” “our,” “us,” “TRW Automotive” or the “Company”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and related aftermarkets. We conduct substantially all of our operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily airbags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). We operate our business along four segments: Chassis Systems, Occupant Safety Systems, Electronics and Automotive Components. We are primarily a “Tier 1” original equipment supplier, with approximately 84% of our end-customer sales in 2011 made to major OEMs. Of our 2011 sales, approximately 49% were in Europe, 32% were in North America, 14% were in Asia, and 5% were in the rest of the world.

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

Business Developments and Industry Trends

References in this Annual Report on Form 10-K (this “Report”) to our being a leading supplier and other similar statements as to our relative market position are based principally on calculations we have made. These calculations are based on information we have collected, including company and industry sales data obtained from internal and available external sources, as well as our estimates. In addition to such quantitative data, our statements are based on other competitive factors such as our technological capabilities, the breadth of our product offerings, our research and development efforts and innovations and the quality of our products and services, in each case relative to that of our competitors in the relevant markets.

The statements regarding industry outlook, trends, the future development of certain automotive systems and other non-historical statements contained in this section are forward-looking statements as that term is defined by the federal securities laws.

Business Development and Strategy.    We are a leader in the global automotive supply industry due to the strength of our products, technological capabilities and systems integration skills. Over the last decade, we have experienced sales growth in many of our product lines, notwithstanding the economic downturn experienced in 2008 and 2009, due to an increasing focus by both governments and consumers on safety and fuel efficiency. We believe that such focus is continuing as evidenced by ongoing regulatory activities and uncertainty over fluctuating fuel costs as well as advances in the electrification of vehicles. We believe that this will help drive growth in the most recent generation of our advanced safety and fuel efficient products. Such advanced products include vehicle stability control systems, brake controls for regenerative brake systems, electric park brake and electrically assisted power steering systems, curtain and side airbags, occupant sensing systems, front and side crash sensors, vehicle rollover sensors, tire pressure monitoring systems, active cruise control systems and lane keeping/lane departure warning systems.

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

The Automotive Industry Climate.    The automotive industry has continued to progress through a gradual recovery since the global economic downturn in 2008 and early 2009. While industry conditions have improved, the industry remains susceptible to the impact of deteriorating global macro-economic conditions. The primary trends and conditions impacting our business in 2011 include:

General Economic Conditions:

•	Overall, the automotive industry has continued through a gradual recovery due to improved consumer demand.

•	Slowing economic recoveries and increased concerns regarding potential debt defaults by certain countries have weakened markets overall.

Production Levels:

•	Global vehicle production continued on a positive trend. However, production levels in 2011 were still below levels experienced prior to the start of the economic downturn in 2008.

•	In Europe, vehicle production was higher than 2010, largely due to increased demand within certain countries of this region and increased exports to expanding markets, such as Asia Pacific.

•

In North America, the automobile market experienced higher production levels compared with 2010. This improvement was primarily attributable to increased consumer demand resulting from improved consumer sentiment and pent-up demand for durable goods.

•

Production levels in fast growing regions, primarily China, were higher in 2011 as compared to 2010 due to stronger consumer demand. During 2011, production growth rates in China moderated due to government actions to slow the pace of expansion and curb inflation.

Product Mix:

•

Product mix continued to be influenced by a variety of factors. In Europe, increased demand for luxury vehicles in the region and increased exports of larger luxury vehicles to Asia continued to support production of a greater proportion of these larger vehicles. In North America, product mix has been more correlated to short-term fluctuations in the price of gasoline.

Supply Base:

•

Tier 2 and Tier 3 suppliers continue to face the challenges of increased working capital and investment requirements and potential inflationary pressures associated with rising production, as well as managing through the potential impacts of a global economic slowdown or sovereign debt defaults.

Pricing Pressure and Inflation:

•	Pressure from OEMs to reduce prices continues to impact the automotive supply industry.

•	Commodity pricing volatility continues to be a factor for our business. During 2011, our operating results were negatively impacted by the rising cost of certain commodities essential to our business.

Foreign Currencies:

•

Changes in foreign currency exchange rates continue to affect the relative competitiveness of manufacturing operations in different geographic regions and the relative attractiveness of different geographic markets. Foreign currency effects on our reported earnings in U.S. dollars were relatively stable in 2011 as compared to 2010.

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

—

International New Car Assessment Program (“NCAP”) crash test rating standards continue to become more stringent. For example, in the U.S., starting with 2011 models, the National Highway Traffic Safety Administration (“NHTSA”) has introduced tougher tests and rigorous new 5-star safety ratings that provide more information about vehicle safety and crash avoidance technologies. Similar programs in Europe and China, among others, have either adopted or introduced similar stricter requirements.

—

The Alliance of Automobile Manufacturers and the Insurance Institute for Highway Safety monitor and report vehicle manufacturer compliance with voluntary performance criteria which encompass a wide range of occupant protection technologies and designs, including enhanced matching of vehicle front structural components and enhanced side-impact protection through the use of features such as side airbags, airbag curtains and revised side-impact structures. Since September 2009, all of the vehicles offered in the United States by participating manufacturers were required to meet the front-to-side performance criteria.

—

In November 2008, the NHTSA finalized a rule requiring standard fitment of electronic stability control (“ESC”) on all North American vehicles under 10,000 lbs. gross vehicle weight. The rule included a phase-in plan, with ESC to have been fitted on 55% of new vehicle production by September 2009, 75% to be fitted by September 2010, 95% by September 2011 and on all vehicles thereafter. Similarly, European braking regulations were enacted which require ESC on heavy commercial trucks by 2010 and on all cars sold in Europe by 2012.

—

Over the last few years, automobile safety regulations in emerging markets have increased significantly. For example, Brazil’s government is mandating the use of driver and passenger airbags and anti-lock braking systems for all vehicles sold in the Brazilian market by 2014.

•

Advances in technology by us and others have led to a number of innovations in our product portfolio, which will allow us to benefit from the ongoing focus on safety in vehicles. Such innovations include rollover sensing and curtain and side airbag systems, occupant sensing systems, ESC systems and driver assist systems (e.g., lane keeping/lane departure warning systems and active cruise control/collision warning systems).

Consumer and Regulatory Focus on Fuel Efficiency and Greenhouse Gas Emissions:

•	Consumers, and therefore OEMs, are increasingly focused on, and governments are increasingly requiring, improved fuel efficiency and reduced greenhouse gas emissions in vehicles. For example:

—

In 2010, the U.S. Environmental Protection Agency (the “EPA”) and NHTSA jointly approved a rule establishing new standards for model year 2012 through 2016 passenger cars, light-duty trucks and medium-duty passenger vehicles to reduce greenhouse gas emissions and improve fuel economy. These standards require those vehicles to meet a specified average emission level in model year 2016 equivalent to 35.5 miles per gallon, if achieved exclusively through fuel economy improvements. These standards include miles per gallon requirements under NHTSA’s Corporate Average Fuel Economy Standards (“CAFE”) program.

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

•

The desire to lessen environmental impacts and reduce oil dependence is spurring interest in green technologies and alternative fuels. As such, there is an increased focus on production of advanced powertrain, direct injection and start/stop technologies and hybrid and electric vehicles because of their fuel efficiency, and developing ethanol, hydrogen, natural gas and other clean burning fuel sources for vehicles.

•

Advances in technology by us and others have led to a number of innovations in our product portfolio, which will allow us to benefit from the ongoing focus on fuel efficiency and CO2 emissions. Such innovations include electric and electro-hydraulic power steering systems, brake controls for advanced powertrains, including regenerative braking systems, efficient HVAC control systems and advanced-material/heat-resistant engine valves.

Globalization of Suppliers:

•

The automotive sector is continuing its move toward globalization and both OEMs and suppliers must balance resources and production capacity to efficiently address diverse consumer needs and preferences as well as unique market dynamics. Developing automotive markets such as China and Brazil represent significant growth opportunities; however, vehicle affordability remains a challenge in these markets, highlighting the need for OEMs and suppliers to meet differing requirements of consumers in both mature and emerging markets. To lower costs, OEMs are shifting and expanding their production facilities from high-cost regions such as North America and Western Europe to lower-cost regions such as China and Brazil. Through these localization efforts, labor and transportation costs can be lowered, while positioning operations in markets with the highest potential for future growth. Additionally, to serve multiple markets more cost effectively, OEMs continue to move to fewer and more global vehicle platforms, which typically are designed in one location but are produced and sold in many different markets around the world, thereby enabling design cost savings and economies of scale through the production of a greater number of models from each platform. Suppliers having operations in the geographic markets in which OEMs produce global platforms are better positioned to meet OEMs’ needs more economically and efficiently, thus making global coverage a source of significant competitive advantage.

Increased Electronic Content and Electronics Integration:

•

The electronic content of vehicles has increased in recent years. Consumer and regulatory requirements in Europe and the United States for improved automotive safety and environmental performance, as well as consumer demand for increased vehicle performance and functionality at lower cost, largely drive the increase in electronic content. Electronics integration generally refers to replacing mechanical with electronic components and integrating mechanical and electrical functions within the vehicle. This allows OEMs to achieve a reduction in the weight of vehicles and the number of mechanical parts, resulting in easier assembly, enhanced fuel economy, improved emissions control, increased safety and better vehicle performance. We believe that electronic content per vehicle will continue to increase as consumers seek more competitively-priced ride and handling performance, safety, security and convenience options in vehicles, such as electronic stability control, electric power steering, active cruise control, airbags, keyless entry, tire pressure monitoring and driver assist systems.

Emphasis on Speed to Market:

•

As OEMs are under increasing pressure to adjust to changing consumer preferences and to incorporate technological advances, they are shortening product development times. Shorter product development times also generally reduce product development costs. We believe suppliers that are able to develop new and innovative technologies and products and deliver them to OEMs in a timely fashion consistent with their needs will be well-positioned to succeed.

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

Within each of our product segments, we face significant competition. Our principal competitors include Advics, Bosch, Continental-Teves, JTEKT, Nexteer and ZF in the Chassis Systems segment; Autoliv, Takata and Key Safety in the Occupant Safety Systems segment; Autoliv, Bosch, Continental-Teves and Nippondenso in the Electronics segment; and Delphi, Eaton, ITW, Kostal, Nifco, Raymond, Tokai Rika and Valeo in the Automotive Components segment.

Sales and Products by Segment

Sales.    The following table provides external sales for each of our segments:

	Years Ended December 31,
	2011		2010		2009
	Sales	%	Sales	%	Sales	%
	(Dollars in millions)
Chassis Systems	$9,960	61.3%	$8,524	59.3%	$6,819	58.7%
Occupant Safety Systems	3,580	22.0%	3,441	23.9%	2,893	24.9%
Electronics	842	5.2%	777	5.4%	588	5.1%
Automotive Components	1,862	11.5%	1,641	11.4%	1,314	11.3%

Total Sales	$16,244	100.0%	$14,383	100.0%	$11,614	100.0%

See “Results of Operations — Segment Results of Operations” under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 to our consolidated financial statements included under Item 8 of this Report for further information on our segments.

Products.    The following tables describe the principal product lines by segment, in order of 2011 sales levels:

Chassis Systems

Product Line	Description
Steering Gears and Systems	Electric power steering systems (column-drive and rack-drive types), electrically powered hydraulic steering systems, hydraulic power and manual rack and pinion steering gears, hydraulic steering pumps, fully integral commercial steering systems, commercial steering columns and pumps

Foundation Brakes	Front and rear disc brake calipers, drum brake and drum-in-hat parking brake assemblies, rotors, drums, electric park brake systems

Modules	Brake modules, corner modules, pedal box modules, strut modules, front cross-member modules, rear axle modules

Brake Controls	Four-wheel Anti-Lock Braking Systems, electronic vehicle stability control systems, actuation boosters and master cylinders, electronically controlled actuation, brake controls for regenerative brake systems

Linkage and Suspension	Forged steel and aluminum control arms, suspension ball joints, rack and pinion linkage assemblies, conventional linkages, commercial steering linkages and suspension ball joints

Our Chassis Systems segment focuses on the design, manufacture and sale of product lines relating to steering, foundation brakes, modules, brake control, and linkage and suspension. We sell our Chassis Systems products primarily to OEMs and other Tier 1 suppliers. We also sell these products to the global aftermarket through both OEM service organizations and independent distribution networks. We believe our Chassis Systems segment is well-positioned to capitalize on growth trends toward (1) increasing active safety systems, particularly in the areas of electric power steering, electronic vehicle stability control and other advanced braking systems and integrated vehicle control systems; (2) increasing electronic content per vehicle; (3) integration of active and passive safety systems; (4) improving fuel economy and reducing CO2 emissions and (5) legislative- and market-driven demand in emerging markets.

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

Our Occupant Safety Systems segment focuses on the design, manufacture and sale of airbags, seat belts, steering wheels and occupant restraint systems. We sell our Occupant Safety Systems products primarily to OEMs and other Tier 1 suppliers. We also sell these products to OEM service organizations. We believe our Occupant Safety Systems segment is well-positioned to capitalize on growth trends toward (1) increasing passive safety systems, particularly in the areas of side, curtain and knee airbag systems, and active seat belt pretensioning and retractor systems; (2) increasing electronic content per vehicle; (3) integration of active and passive safety systems and (4) legislative- and market-driven demand in emerging markets.

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

Our Electronics segment focuses on the design, manufacture and sale of electronics components and systems in the areas of safety, Radio Frequency (“RF”), chassis, driver assistance and powertrain. We sell our Electronics products primarily to OEMs and to our Chassis Systems segment (braking and steering applications). We also sell these products to OEM service organizations. We believe our Electronics segment is well-positioned to capitalize on growth trends toward (1) increasing electronic content per vehicle; (2) increasing active safety systems, particularly in the areas of electric power steering, electronic vehicle stability control and integrated vehicle control systems; (3) increasing passive safety systems, particularly in the areas of side, curtain and knee airbag systems and active seat belt pretensioning and retractor systems; (4) integration of active and passive safety systems; (5) improving fuel economy and reducing CO2 emissions and (6) legislative- and market-driven demand in emerging markets.

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

Our Automotive Components segment focuses on the design, manufacture and sale of body controls, engine valves, and engineered fasteners and components. We sell our Automotive Components products primarily to OEMs and other Tier 1 suppliers, and to certain non-automotive markets and customers. We also sell these products to OEM service organizations. In addition, we sell some engine valve and body control products to independent distributors for the automotive aftermarket. We believe our Automotive Components segment is well-positioned to capitalize on growth trends toward (1) multi-valve and more fuel-efficient engines; (2) increasing electronic content per vehicle; (3) improving fuel economy and reducing CO2 emissions and (4) legislative- and market-driven demand in emerging markets.

Sales by Product Line and Geography

Sales by Product Line.    Our 2011 sales by product line are as follows:

Product Line	Percentage of Sales
Steering gears and systems	16.9%
Foundation brakes	14.2%
Modules	12.6%
Airbags	11.3%
Aftermarket	8.3%
Seat belts	7.4%
Brake controls	6.7%
Body controls	4.4%
Steering wheels	4.4%
Electronics	4.1%
Engine valves	4.1%
Linkage and suspension	2.8%
Engineered fasteners and components	2.8%

Sales by Geography.    Our 2011 sales by geographic region are as follows:

Geographic Region	Percentage of Sales
Europe	49.3%
North America	31.5%
Asia	14.4%
Rest of the World	4.8%

See Note 19 to our consolidated financial statements under Item 8 of this Report for additional product sector and geographical information.

Customers

We sell to all the major OEM customers across the world’s major vehicle producing regions. Our long-standing relationships with our customers have enabled us to understand global customers’ needs and business opportunities. We believe that we will continue to be able to compete effectively for our customers’ business because of the high quality of our products, our ongoing cost reduction efforts, our strong global presence, our product and technology innovations, and our financial strength and stability. Although business with any given customer is typically split among numerous contracts, the loss of or a significant reduction in purchases by one or more of those major customers could materially and adversely affect our business, results of operations and financial condition.

Primary end-customer sales (by OEM group) for the years ended December 31, were:

		Percentage of Sales
OEM Group	OEMs	2011	2010
Volkswagen	Volkswagen, Audi, Skoda, Seat, Porsche	21.3%	19.5%
Ford	Ford, Volvo (up to date of sale in 2010)	16.0%	15.6%
GM	General Motors, Opel	11.0%	11.5%
All Other		51.7%	53.4%

Percentages stated in the table above reflect the OEM group structure for the respective years presented.

We also sell products to the global aftermarket as replacement parts for current production and older vehicles. For the years ended December 31, 2011 and 2010, our sales to the aftermarket represented approximately 8% and 9% of our total sales, respectively. We sell these products through both OEM service organizations and independent distribution networks.

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

The following table shows our significant unconsolidated joint ventures in which we have a 49% or greater interest that are accounted for under the equity method:

Country	Name	Our Ownership Percentage	Products	2011 Sales
				(Dollars in millions)
Brazil	SM-Sistemas Modulares Ltda.	50.0%	Brake modules	$20.2
China	Shanghai TRW Automotive Safety Systems Company Ltd.	50.0%	Seat belt systems, airbags and steering wheels	207.6
	CSG TRW Chassis Systems Co., Ltd.	50.0%	Foundation brakes	230.4
India	Brakes India Limited	49.0%	Foundation brakes, actuation brakes, valves and hoses	688.6
	Rane TRW Steering Systems Limited	50.0%	Steering gears, systems and components and seat belt systems	130.9
	TRW Sun Steering Wheels Private Limited	49.0%	Steering wheels and injection molded seats	16.1

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

We believe that continued research, development and engineering activities are critical to maintaining our leadership position in the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers. Company-funded research, development and engineering costs were approximately $827 million, $669 million and $653 million for the years ended December 31, 2011, 2010, and 2009, respectively. Certain vehicle manufacturers have continued their shift away from funding development contracts for new technology.

For research and development expenditures in each of the years ended December 31, 2011, 2010 and 2009, see “— Research and Development” in Note 2 to our consolidated financial statements included in Item 8 of this Report.

Supply Base — Manufactured Components and Raw Materials

We purchase various manufactured components and raw materials for use in our manufacturing processes. The principal components and raw materials we purchase include castings, electronic parts, molded plastic parts, finished subcomponents, fabricated metal, aluminum, steel, resins, textiles, leather and wood. All of these components and raw materials are available from numerous sources, although certain of them, such as rare earth materials, may be geographically concentrated. Although prices have fallen off peak levels for certain of our raw materials and manufactured components that have traditionally been susceptible to inflation (such as steel and castings), we continue to experience increased inflationary pressures for certain other commodities such as leather rawhides, yarn, certain resins and rare earth materials, as examples. Additionally, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected or their inability to adequately mitigate inflationary, industry, or economic pressures. The overall strain on our supply base may possibly lead to delivery delays, production issues or delivery of non-conforming products by our suppliers. As such, we continue to monitor our vendor base for the best source of supply and work with those vendors and customers to attempt to mitigate the impact of the pressures mentioned above.

We normally do not carry inventories of these items in excess of those reasonably required to meet our production and shipping schedules. Although we have been able to successfully mitigate the impact of supply shortages that have arisen in recent years, such as those resulting from the earthquake and tsunami in Japan and flooding in Thailand, the possibility of shortages exists, especially in light of the potential increase in working capital demands on our suppliers as production levels increase.

Employees

As of December 31, 2011, we had approximately 63,200 full-time employees and approximately 9,500 temporary/contract employees (excluding employees who were on approved forms of leave).

As of December 31, 2010, we had approximately 61,300 full-time employees and approximately 8,500 temporary/contract employees (excluding employees who were on approved forms of leave).

Environmental Matters

Governmental requirements relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had, and will continue to have, an effect on our operations and us. We have made, and continue to make, expenditures for projects relating to the environment, including pollution control devices for new and existing facilities. We are conducting a number of environmental investigations and remedial actions at current and former locations to comply with applicable requirements and, along with other companies, have been named a potentially responsible party for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to us. Further information regarding environmental matters, including the related reserves, is contained in Note 18 to our consolidated financial statements included in Item 8 of this Report, and is incorporated herein by reference.

We do not believe that compliance with environmental protection laws and regulations will have a material effect on our capital expenditures, cash flows, results of operations or competitive position. Our capital expenditures pertaining to environmental control during 2012 are not expected to be material to us.

International Operations

We have significant manufacturing operations outside the United States and, in 2011, approximately 77% of our sales originated outside the United States. See Note 19 to our consolidated financial statements included in Item 8 of this Report for financial information by geographic area. Also, see “Item 1A — Risk Factors” for a description of risks inherent in such international operations.

Available Company Information

TRW Automotive Holdings Corp.’s Internet website is www.trw.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Corporate Governance Guidelines and Standards of Conduct (our code of business conduct and ethics) are also available on our website. From time to time we may amend our Standards of Conduct, as we did in August 2011. We intend to disclose, by posting on our website, information about any future amendments, as well as information concerning any waiver of the Standards of Conduct that may be granted by the Board, in accordance with SEC regulations.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below and other information contained in this Annual Report on Form 10-K when considering an investment decision with respect to our securities. All material risks currently known to management are described below. The occurrence of any of these risks could have a material adverse effect on our results of operations, financial condition and/or cash flow, and the impact could be compounded if multiple risks were to occur.

Developments related to antitrust investigations by government regulators could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation.

We are subject to a variety of laws and regulations that govern our business both in the United States and internationally, including those relating to competition (antitrust). Violations of competition (antitrust) laws can result in significant penalties being imposed by antitrust authorities, as is evidenced by the significant fines the European Commission has imposed, in some cases, for violations at companies in certain sectors. Legal and other related costs can also be significant in such cases.

Antitrust authorities are investigating possible violations of competition (antitrust) laws by automotive parts suppliers (referred to herein as the “Antitrust Investigations”). In connection with those investigations, in June 2011, European antitrust authorities visited certain of our Occupant Safety Systems business unit locations in Germany to gather information. We also received a subpoena related to the Antitrust Investigations in the United States from the U.S. Department of Justice. We are cooperating fully with the relevant authorities in their ongoing investigations. At this point, we cannot estimate the ultimate financial impact of any antitrust investigation on us, but developments related to such investigations could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation.

General economic conditions causing a material contraction in automotive sales and production could have a material adverse effect on our results of operations as well as on the viability of our supply base.

Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences. Although the global economy has shown signs of improvement, it remains fragile. While production levels in the automotive industry have generally stabilized and increased since the economic downturn in 2008-2009, production is still at historically low levels, particularly in the United States and Western Europe. Further, consumer spending and preferences can be affected by a number of issues, including employment levels, the pace of wage growth, fuel costs, the availability of consumer financing and concerns about the economy such as concerns about the sovereign debt of certain European countries. As the volume of automotive production fluctuates, the demand for our products also fluctuates. There is no assurance that our recent efforts to restructure our business in response to the decline in production volumes in 2008 and 2009 will be sustainable over the long term or will be sufficient if there is further decline. Production levels in Europe and North America most notably affect us given our concentration of sales in those regions, which accounted for 49% and 32%, respectively, of our 2011 sales.

As was evident in the 2008-2009 economic downturn, disruptions in the financial markets can result in reduced liquidity and increased borrowing costs which could adversely impact us. Such occurrences in the consumer market could reduce consumer spending for automobiles, which would negatively impact production volumes. Further, reduced liquidity could adversely impact the availability and cost of incremental credit for many companies. The sovereign debt crisis in certain European countries could further negatively impact access to, and the cost of, capital in those areas. As our customers and suppliers respond to rapidly changing consumer preferences and attempt to increase production volumes as the industry recovery progresses, they may require access to additional capital. If required capital is not obtained or its cost is prohibitively high, any production volume increase could be constrained, or worse, their business could be negatively impacted, possibly resulting in further restructuring. Any such negative impact, in turn, could negatively affect our business, either through lower sales to any of our customers so affected or through inability to meet our commitments (or inability to meet them without excess expense) because of our suppliers’ inability to perform.

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

If our current expansion efforts are not successfully implemented, they may adversely impact our business and results of operations

We are currently in an expansion phase, in order to support our future business based upon new business awards. This expansion, which is our most significant since we became a public company, involves increased capital expenditures and includes the building or expansion of eleven plants. Achievement of the benefits of the expansion is dependant in part on our ability to successfully manage the demands such expansion places on our management resources and engineering and quality teams with respect to not only the building or modification of the physical plants, but also the simultaneous launch of a sizable number of new programs. Our ability to manage the various expansion projects simultaneously may be challenged by factors beyond our control, such as the ability to hire a sufficient number of qualified personnel in the locations required at a cost that does not significantly exceed the cost anticipated when we quoted the business. Further, due to the long lead time required to prepare to support production under awarded future business from automobile manufacturers, we must commit substantial resources and incur significant costs before we receive the benefit of the revenue from that business, which will impact our profitability. If the production levels for the new business fall short of the levels anticipated or the timing of that production changes, due to lack of commercial success of one or more particular vehicle models or otherwise, we may not realize all of the future sales expected for the awarded business, and we may have difficulty recouping the costs expended in the expansion.

Commodity inflationary pressures may adversely affect our profitability and the viability of our Tier 2 and Tier 3 supply base.

The cost of most of the commodities we use in our business, such as ferrous metals, base metals, and petroleum-based products as well as energy and transportation costs, has increased significantly in the past few years. Although prices have not remained at peak levels for certain of our raw materials and manufactured components that have traditionally been susceptible to inflation, such as steel and castings, inflationary pressures have continued to increase for certain other commodities, such as leather rawhides, yarn, certain resins and rare earth metals as examples. Further, as production increases, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. These pressures put significant operational and financial burdens on us and our suppliers, potentially resulting in declining margins and operating results. It is generally difficult to pass the full extent of increased prices for manufactured components and raw materials through to our customers in the form of price increases and, even if passed through to some extent, the recovery is typically on a delayed basis. Furthermore, our suppliers may not be able to handle the commodity cost increases and continue to perform as we expect. The unstable condition of some of our suppliers or their failure to perform has caused us to incur additional costs which negatively impacted certain of our businesses in 2011. If these inflationary pressures worsen, our suppliers may not be able to perform as we expect, which may have a negative impact on our results of operations and financial condition.

Strengthening of the U.S. dollar, as well as other foreign currency exchange rate fluctuations could materially impact our results of operations.

In 2011, approximately 77% of our sales originated outside the United States. We translate sales and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. This translation is based on average exchange rates during a reporting period. During times of a strengthening U.S. dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

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

Either we, our customers, or other suppliers may experience supply shortages of, or delays in the supply of, components or raw materials. This could be caused by a number of factors, including insufficient production line capacity or manpower or working capital constraints or other factors, including weather emergencies and natural or man-made disasters impacting the accessibility of raw materials or components, labor or political unrest, commercial disputes, public health concerns or acts of terrorism or other hostilities. Although we consider the production capacities, financial condition and physical locations of suppliers in our selection process, there is no assurance that the foregoing factors will not result in any shortages or delays. Further, we and others in our industry have been rationalizing and consolidating our supply base in order to manage and reduce the cost of purchased goods and services. In addition, due to the turbulence in the automotive industry, several suppliers have ceased operations. As a result, there is greater dependence on fewer sources of supply for certain components and materials. Further, many suppliers downsized significantly during the economic downturn and may face capacity constraints as the industry recovery progresses. These factors could increase the possibility of a supply shortage of any particular component or material.

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

Pricing pressure in the automotive supply industry has been substantial and is likely to continue. Virtually all vehicle manufacturers seek price reductions in both the initial bidding process and during the term of the contract. Estimating such amounts is subject to uncertainties because any price reductions are a result of negotiations with our customers and other factors. Price reductions have impacted our sales and profit margins and are expected to do so in the future. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a material adverse effect on our results of operations.

Our costs may increase as the industry recovery progresses, negatively impacting our profitability.

In reaction to the decline in production volumes in 2008 and 2009, we undertook various initiatives to restructure our business and cut our costs, many of which may not be sustainable as the industry recovery progresses. For example, in 2009 we did not provide merit increases to our salaried employees and we significantly curtailed a number of expenses including, among other things, our travel budget. However, we have resumed our practice of providing merit increases and relaxed our spending limitations in certain areas. In addition, as the industry stabilizes and/or production increases and we look to future growth, we have been increasing our hiring as well as our budgeted capital expenditures. Such actions may negatively impact our profitability.

Our business and results of operations would be materially and adversely affected if we lost any of our largest customers.

For the year ended December 31, 2011, sales to our three largest customer groups on a worldwide basis were approximately 48% of our total sales. Although business with each customer is typically split among numerous contracts, if we lost a major customer or that customer significantly reduced its purchases of our products, there could be a material adverse affect on our business, results of operations and financial condition.

We are subject to risks associated with our non-U.S. operations that could have an adverse effect on our business, results of operations and financial condition.

We have significant operations outside the United States and we intend to continue to expand our operations in certain emerging markets such as China and Brazil. Operations outside of the United States, particularly operations in emerging markets, are subject to various risks which may not be present or as significant for operations within U.S. markets. Government actions in markets subject to governmental control and economic uncertainty in some geographic regions in which we operate, including certain emerging markets, could result in the disruption of markets and negatively affect our results of operations and cash flows in those areas.

Risks inherent in our international operations include: exposure to local economic conditions (including, for example, the possibility that one or more countries may separate from the European Union and revert to using local currencies); wage inflation in emerging markets, social plans that prohibit or increase the cost of certain restructuring actions; the impact of changes in local economic conditions, such as inflation levels; currency exchange controls; foreign currency exchange rate fluctuations including devaluations; variations in protection of intellectual property and other legal rights; import or export licensing requirements; the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems; restrictive governmental actions such as restrictions on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures; changes in laws and regulations, including the laws and policies of the United States affecting trade and foreign investment; more expansive legal rights of foreign labor unions; the potential for nationalization of enterprises; exposure to local public health concerns and the resultant impact on economic and political conditions; and unsettled political conditions in general and possible terrorist attacks, drug cartel related violence or acts of war or expansion of hostilities. Further, there are potential tax inefficiencies in repatriating funds from non-U.S. subsidiaries. The likelihood of such occurrences and their potential effect on the Company vary from country to country and are unpredictable.

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

If we are unable to protect our intellectual property rights, this could have a material adverse impact on our business and our competitive position.

We own significant intellectual property, including a large number of patents, trademarks, copyrights and trade secrets, and are involved in numerous licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the patents we own or license. Further, as we expand our operations in jurisdictions where the protection of intellectual property rights is less robust, such as China where we are building a new research and development facility, the risk of others duplicating our proprietary technologies increases, despite efforts we undertake to protect them. Developments or assertions by or against us relating to intellectual property rights, and any inability to protect these rights, could materially adversely impact our business and our competitive position.

We may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us.

In our business we have an inherent risk of product liability and warranty claims, and we may be required to participate in product recalls. Vehicle manufacturers have experienced a higher level of recall campaigns in recent years, and are increasingly looking to their suppliers for contribution when faced with product liability, warranty and recall claims and we have been subject to continuing efforts by our customers to change contract terms and conditions concerning warranty and recall participation. Further, as vehicle manufacturers lengthen their warranty commitments to consumers and the affected vehicles age, warranty claims may increase. In addition, we have experienced, and may continue to see, an increase in our costs to defend product liability cases, due to the bankruptcies of Chrysler LLC and General Motors Corporation. Given the foregoing and the uncertain nature of litigation of such matters, product liability, warranty and recall costs could have a material adverse effect on our financial condition, results of operations and cash flows.

Our results of operations may be adversely affected by environmental and safety regulations or concerns.

Laws and regulations governing environmental and occupational safety and health are complicated, change frequently and have tended to become stricter over time. As a manufacturing company, we and our operations are subject to these laws and regulations both inside and outside the United States. We may not be in complete compliance with such laws and regulations at all times, and violations of these requirements could result in fines or sanctions, obligations to investigate or remediate contamination, third party property damage or personal injury claims due to the migration of contaminants off-site, or modification or revocation of our operating permits. As an owner and operator, we could also be responsible under some laws for responding to contamination detected at any of our operating sites or at third party sites to which our wastes were sent for disposal, regardless of whether we caused the contamination, or the legality of the original activity. Our costs or liabilities relating to these matters may be more than the amount we have reserved and the difference may be material. We have spent (and in the future will spend) money to comply with environmental requirements, which expenditures could be significant in order to comply with evolving environmental, health and safety laws that may be adopted in the future. In addition, certain of our subsidiaries are subject to pending litigation raising various environmental and health and safety claims, including certain asbestos-related claims. While our annual costs to defend and settle these claims in the past have not been material, given the inherent uncertainty of litigation, we cannot provide assurance that this will remain so in the future.

Our pension and other postretirement benefits expense and the funding requirements of our pension plans could materially increase, reducing our profitability.

A significant number of our employees participate in defined benefit pension plans or retirement/termination indemnity plans. However, we have taken action to limit our future liabilities under certain of these plans, including the two largest. Effective September 30, 2009, we froze our U.K. pension plan, and effective December 31, 2010, we froze our U.S. salaried pension plan so that benefits would not continue to accrue beyond those dates. The obligations and expense recognized in our financial statements for these plans is actuarially determined based on certain assumptions which are driven by market conditions, including interest rates. Additionally, market conditions impact the underlying value of the assets held by the plans for settlement of these obligations. Declines in interest rates or the market values of the securities held by the plans, or certain other changes, could negatively affect the funded status of these plans and the level and timing of required contributions in 2013 and beyond. Additionally, these factors could significantly increase our pension expense and reduce our profitability.

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

Our annual effective tax rate could be volatile and materially change as a result of our determinations regarding the need for valuation allowances related to deferred tax assets, our mix of earnings between jurisdictions and other factors.

The overall effective tax rate is equal to consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. Therefore, a material shift in the mix of earnings between jurisdictions could result in a material change in our effective tax rate. In addition, we have recorded a valuation allowance against deferred tax assets in various taxing jurisdictions. As a result, pre-tax earnings and losses in those jurisdictions do not result in a corresponding income tax expense or benefit. During the fourth quarter of 2011, based upon all the available evidence, it was determined that the valuation allowance in the United States was no longer required. As a result the effective tax rate in the current quarter was significantly impacted and our effective tax rate going forward will also be significantly impacted. If operating results improve or deteriorate on a sustained basis, jurisdiction by jurisdiction, our conclusions regarding the need for a valuation allowance could change. Both the reversal of an existing valuation allowance or the initial recognition of a new valuation allowance could have a significant impact on income tax expense, and therefore the effective tax rate, in the period recognized and subsequent periods.

We have recorded a significant amount of goodwill and other identifiable intangible assets, which may become impaired in the future, adversely affecting our financial condition.

We have recorded a significant amount of goodwill, which represents the excess of cost over the fair value of the net assets of the business acquired, and other identifiable intangible assets, including trademarks and customer relationships. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income. In connection with our fiscal year ended December 31, 2009, we recorded an impairment charge related to our trademark intangible asset of $30 million. As of December 31, 2011, goodwill and other identifiable intangible assets totaled $2,051 million, or 20% of our total assets. We remain subject to future financial statement risk in the event that goodwill or other identifiable intangible assets become further impaired.

A disruption in our information technology (“IT”) systems could adversely impact our business and operations

We rely on the accuracy, capacity and security of our IT systems and our ability to continually update these systems in response to the changing needs of our business. Despite the security measures we have implemented, our systems could be breached and/or damaged by computer viruses or unauthorized physical or electronic access. Such a breach could result in not only business disruption, but also theft of our intellectual property or trade secrets and/or unauthorized access to controlled data and personal information stored in connection with our human resources function. To the extent that any data is lost or destroyed or any confidential information is inappropriately disclosed or used, it could adversely affect our competitive position, affect our relationships with our customers, harm our business and possibly lead to claims based upon alleged breaches of contract or applicable laws.

Any interruption or breach of our IT systems could adversely affect our business operations. In addition, we may be required to incur significant costs to protect against damage that could be caused by disruptions or security breaches in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Livonia, Michigan. Our operations include numerous manufacturing, research and development, warehousing facilities and offices. We own or lease principal facilities located in 12 states in the United States and in 25 other countries as follows: Austria, Brazil, Canada, China, the Czech Republic, France, Germany, Italy, Japan, Malaysia, Mexico, Poland, Portugal, Romania, Singapore, Slovakia, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Tunisia, Turkey, and the United Kingdom. Approximately 54% of our principal facilities are used by the Chassis Systems segment, 21% are used by the Occupant Safety Systems segment, 4% are used by the Electronics segment and 21% are used by the Automotive Components segment. Our corporate headquarters are contained within the Chassis Systems segment numbers below. We consider our facilities to be adequate for our current uses.

Of the total number of principal facilities operated by us, approximately 58% of such facilities are owned and 42% are leased.

A summary of our principal facilities, by segment, type of facility and geographic region, as of December 31, 2011 is set forth in the following tables. Additionally, where more than one segment utilizes a single facility, that facility is categorized by the purposes for which it is primarily used.

Chassis Systems

Principal Use of Facility	North America	Europe	Asia Pacific(2)	Other(2)	Total
Manufacturing(1)	21	28	14	4	67
Research and Development	3	4	3	1	11
Warehouse	3	7	2	2	14
Office	2	5	4	—	11

Total number of facilities	29	44	23	7	103

Occupant Safety Systems

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total
Manufacturing(1)	5	20	—	1	26
Research and Development	2	3	—	—	5
Warehouse	2	4	—	—	6
Office	1	2	—	—	3

Total number of facilities	10	29	—	1	40

Electronics

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total
Manufacturing(1)	2	3	1	—	6
Research and Development	1	—	—	—	1

Total number of facilities	3	3	1	—	7

Automotive Components

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total
Manufacturing(1)	7	19	9	3	38
Research and Development	1	—	—	—	1
Office	1	—	—	—	1

Total number of facilities	9	19	9	3	40

(1)	Although primarily classified as Manufacturing locations, several sites maintain a large Research and Development presence located within the same facility.

(2)

For management reporting purposes Chassis Systems — Asia Pacific and Other contain several primarily Occupant Safety Systems facilities including Research and Development Technical Centers and Manufacturing locations.

ITEM 3.	LEGAL PROCEEDINGS

Antitrust Investigations

In connection with the Antitrust Investigations, in June 2011, European antitrust authorities visited certain of our Occupant Safety Systems business unit locations in Germany to gather information. We also received a subpoena related to the Antitrust Investigations in the United States from the U.S. Department of Justice. Competition and antitrust law investigations often continue for several years and can result in significant penalties being imposed by antitrust authorities, as is evidenced by the significant fines the European Commission has imposed, in some cases, for violations at companies in other sectors.

Our policy is to comply with all laws and regulations, including all antitrust and competition laws. We are cooperating fully with the competition authorities in the context of their ongoing investigations.

As a result of our commitment to cooperate in connection with the governmental investigations, we commenced our own internal investigation, which remains open. At this point, we cannot estimate the ultimate financial impact resulting from the investigations. We will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate. We have incurred legal and other expenses, relating primarily to our internal investigation, which totaled approximately $25 million in 2011. We expect that our expenses related to the Antitrust Investigations incurred in future periods, while still significant, should decrease over time.

Other Contingencies

The information concerning other legal proceedings involving the Company contained in Note 18 of our consolidated financial statements included in Item 8 of this Report is incorporated herein by reference.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “TRW”. As of February 9, 2012, we had 123,754,354 shares of common stock, $0.01 par value, outstanding (123,759,022 shares issued less 4,668 shares held as treasury stock) and 79 holders of record of such common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

The tables below show the high and low sales prices for our common stock as reported by the New York Stock Exchange for each of our fiscal quarters in 2011 and 2010.

	Price Range of Common Stock
	Years Ended December 31,
	2011		2010
	High	Low	High	Low
4th Quarter	$44.50	$28.85	$54.83	$39.38
3rd Quarter	60.36	31.90	42.07	26.20
2nd Quarter	60.10	48.24	35.34	24.60
1st Quarter	63.26	51.38	30.48	21.30

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

On February 15, 2012, the Company’s board of directors approved a share repurchase program that is intended to offset, on an ongoing basis, the dilution created by the Company’s stock incentive plan in 2011 and subsequent years. The board authorized the Company to repurchase up to 2.3 million shares of its common stock in 2012 (representing dilution from 2011 and estimated dilution for 2012), and up to 1.5 million shares in each subsequent year. The Company anticipates acquiring the shares from time to time as management deems appropriate. Additional information concerning the share repurchase program contained in Item 9B of this Report is incorporated herein by reference.

The amounts available for us for share repurchases are restricted by our debt agreements. Under the Company’s senior credit facilities, we have a limited ability to repurchase shares of our common stock pursuant to a formula based on our consolidated net income after July 4, 2009 and our leverage ratio as specified in our amended and restated credit agreement. Certain of the indentures governing our outstanding notes also limit our ability to repurchase shares.

Dividend Policy

We do not currently pay any cash dividends on our common stock, and instead intend to retain any earnings for capital structure improvements, future operations and expansion. The amounts available to us to pay cash dividends are restricted by our debt agreements. Under the Company’s senior credit facilities, we have a limited ability to pay dividends on our common stock pursuant to a formula based on our consolidated net income after

July 4, 2009 and our leverage ratio as specified in our amended and restated credit agreement. Certain of the indentures governing our outstanding notes also limit our ability to pay dividends. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by security holders(2)	4,739,330	$30.26	(3)	3,775,755
Equity compensation plans not approved by security holders	N/A	N/A		N/A

Total	4,739,330	$30.26		3,775,755

(1)	Excludes securities reflected in the first column, “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(2)

The plan was approved by our stockholders prior to our initial public offering. Our public stockholders approved an amendment to the plan in 2009 that related to the number of shares subject to the plan.

(3)

Represents the weighted average exercise price of 2,603,201 outstanding stock options and 1,251,379 outstanding stock-settled stock appreciation rights as of December 31, 2011. The remaining securities outstanding as of December 31, 2011 represent 884,750 restricted stock units which have no exercise price and have been excluded from the calculation of the weighted average exercise price above.

Stock Performance Graph

The graph below provides an indicator of our cumulative total stockholder return as compared with Standard & Poor’s 500 Stock Index and the Standard & Poor’s Supercomposite Auto Parts & Equipment Index based on currently available data. The graph assumes an initial investment of $100 on December 29, 2006 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 30, 2011. Each of these December dates represents the last trading date of the applicable year.

Comparison of 5 Year Cumulative Total Return

	Ticker	12/29/06(1)	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11(1)
TRW Automotive	TRW	$100.00	$80.79	$13.92	$92.31	$203.71	$126.01
S&P 500	SPX	$100.00	$105.49	$66.46	$84.05	$96.71	$98.76
S&P Supercomposite Auto Parts and Equipment Index	S15AUTP	$100.00	$121.37	$57.09	$88.90	$138.87	$120.78

(1)	Represents the last trading day of the year.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included under Item 8 below.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In millions, except per share amounts)
Statements of Operations Data:
Sales	$16,244	$14,383	$11,614	$14,995	$14,702
Net earnings (losses)	1,195	875	73	(764)	109
Net earnings (losses) attributable to TRW	1,157	834	55	(779)	90
Earnings (Losses) Per Share:
Basic earnings (losses) per share:
Earnings (losses) per share	$9.37	$6.96	$0.51	$(7.71)	$0.90
Weighted average shares	123.5	119.8	107.8	101.1	99.8
Diluted earnings (losses) per share:
Earnings (losses) per share	$8.82	$6.49	$0.51	$(7.71)	$0.88
Weighted average shares	133.0	131.3	108.7	101.1	102.8

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in millions)
Balance Sheet Data:
Total assets	$10,262	$9,288	$8,732	$9,272	$12,290
Total liabilities	7,123	7,050	7,423	8,004	8,964
Total debt (including short-term debt and current portion of long-term debt)	1,532	1,846	2,371	2,922	3,244

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are primarily a “Tier 1” supplier, with over 84% of our end-customer sales in 2011 made to major OEMs. Of our 2011 sales, approximately 49% were in Europe, 32% were in North America, 14% were in Asia, and 5% were in the rest of the world.

Financial Results

For the year ended December 31, 2011:

•

Our net sales were $16.2 billion, which represents an increase of 13% from the prior year. The increase in sales was driven primarily by a higher level of global vehicle production volumes, increasing demand for our active and passive safety products and the positive effects of foreign currency exchange.

•

Operating income was $1,260 million compared to $1,184 million from the prior year. The improvement in operating results of $76 million resulted primarily from the positive impact of higher sales volumes, partially offset by higher raw material prices and the planned increases in costs to support future growth, such as spending on research, development and engineering.

•

Net earnings attributable to TRW were $1,157 million as compared to $834 million from the prior year. This increase of $323 million was primarily the result of the reversal of the valuation allowance on deferred income tax assets in the United States and other net favorable tax related matters. Net earnings attributable to TRW also increased due to the improvement in operating income, lower interest expense and a gain recognized on a business acquisition, partially offset by an increase in losses recognized on the retirement of debt.

•

We generated positive operating cash flow of $1,120 million as compared to $1,052 million from the prior year, while capital expenditures were $571 million as compared to $294 million from the prior year. The increase in positive operating cash flow of $68 million was primarily due to increased cash generated from operations, reduced discretionary pension contributions and favorable working capital changes, partially offset by increased payments for taxes, restructuring and severance related matters and other liabilities. The significant increase in capital expenditures was primarily to support our manufacturing expansion and growth initiatives.

•

Our cash on hand at year end was $1,241 million, an increase of $163 million from the prior year end. During the year we utilized $426 million of cash on hand to repurchase certain of our outstanding debt and made discretionary pension plan contributions of $100 million.

•

Our outstanding debt at year end was $1,532 million, which was significantly lower than the prior year end, which was primarily due to the repurchase of $341 million in principal amount of our senior unsecured notes and exchangeable notes.

Recent Trends and Market Conditions

Although the automotive industry continued to progress through a gradual recovery in 2011, the deteriorating broader macro-economic environment has resulted in a weakening of the global vehicle markets. The primary trends and market conditions impacting our business in 2011 include:

General Economic Conditions:

During 2011, automobile suppliers benefitted from improved consumer demand despite the continued high level of unemployment and geopolitical unrest. However, slowing economic recoveries, increased concerns regarding potential defaults of debt by certain countries, and any governmental responses thereto, have weakened markets overall, especially in Europe. The global industry recovery remains susceptible to the impact of these issues.

Production Levels:

Vehicle production levels during 2011 continued on a positive trend, and were considerably higher compared to 2010, primarily due to increased consumer demand. Although production levels remained relatively stable as 2011 progressed, heightened concerns related to broader economic conditions have resulted in cautious expectations for the sustainability of these levels in 2012, especially in Europe.

In 2011, approximately 49% of our sales originated in Europe. The automobile market in this region experienced higher production levels in 2011 compared to 2010, primarily as a result of improved demand within certain countries of this region combined with increased exports to expanding markets, such as Asia Pacific. However, production levels in Europe began to moderate during the fourth quarter as certain manufacturers, primarily non-luxury manufacturers, began to announce production cuts as a result of moderating consumer demand. Production is expected to decline in 2012 as consumer sentiment remains susceptible to concerns surrounding sovereign debt issues in Europe, as well as reduced exports due to slowing economic growth in Asia Pacific.

In 2011, approximately 32% of our sales originated in North America. Despite fragile economic conditions, the automobile market in this region experienced higher production levels in 2011 compared to 2010, primarily attributable to increased consumer demand resulting from improved consumer sentiment and pent-up demand for durable goods. Although overall production was up in the region, production levels during the second and third quarters were substantially higher for the domestic OEMs (Chrysler Group LLC, Ford Motor Company and General Motors Company, together the “Detroit Three”), whereas Japanese OEMs experienced significantly lower levels due to supply shortages related to the earthquake and tsunami in Japan in March 2011 and the flooding that began in Thailand in July 2011. This mix of production between the Detroit Three and Japanese OEMs has begun to reverse, and the reversal is expected to continue into 2012, as supply shortages subside and Japanese OEMs increase their production schedules. Increased market share of the Detroit Three generally benefits our financial results given our higher sales content to domestic manufacturers compared to Japanese manufacturers. Although production levels in this region are expected to continue on a positive trend in 2012, we expect vehicle production for the Detroit Three (our primary customer group) to remain relatively flat. Further, production levels in this region as a whole remain susceptible to global economic conditions and their impact on consumer sentiment and demand.

In 2011, approximately 19% of our sales originated in regions outside of Europe and North America (primarily China, which comprised approximately 10% of total sales). Despite a general slowing in economic growth, increased consumer demand in this region drove higher production levels during 2011 compared to 2010. We expect this positive trend in production levels to continue in 2012.

Product Mix:

Product mix tends to be influenced by a variety of factors such as gasoline prices, consumer income and wealth and governmental regulations (e.g. fuel economy standards driving more small car production). In Europe, demand has historically tended to be toward smaller, more fuel efficient vehicles. However, pent-up demand for luxury vehicles in the region and increased exports of larger luxury vehicles to Asia continued to support production of a greater proportion of these larger vehicles in 2011. In North America, product mix tends to be more correlated to short-term fluctuations in the price of gasoline and consumer wealth, thereby causing production to swing between sport utility vehicles/light trucks and more economical passenger cars. In general, smaller, more fuel efficient vehicles tend to be less profitable for OEMs and suppliers.

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

Additionally, certain natural disasters that occurred in 2011, such as the earthquake and tsunami in Japan and widespread flooding in Thailand, created substantial stress on certain automotive suppliers either directly (through damage to their operations) or indirectly (through disruptions in their supply chain or lost sales resulting from customer shutdowns). While these events did not materially impact our operating results in 2011, we continue to assess the full impact of these events on our operations and our suppliers’ operations.

Inflation and Pricing Pressure:

Overall commodity volatility is an ongoing concern for our business and has been a considerable operational and financial focus for us. Our operating results continue to be negatively impacted by the increasing cost of certain commodities essential to our business. As production levels rise, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. Although prices have fallen off peak levels for certain of our raw materials and manufactured components that have traditionally been susceptible to inflation (such as steel and castings), we continue to experience increased inflationary pressures for certain other commodities such as leather rawhides, yarn, certain resins and rare earth materials, as examples. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in such costs. However, it is generally difficult to pass the full extent of increased prices for manufactured components and raw materials through to our customers in the form of price increases.

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

Foreign Currencies:

Foreign currency effects on our reported earnings in U.S. dollars were relatively stable during 2011 as compared to 2010. The favorable impact on our reported earnings in U.S. dollars resulting from the translation of results denominated in other currencies, mainly the euro, was offset by the negative impact of certain other current fluctuations. Our operating results will continue to be impacted by our buying, selling and borrowing in currencies other than the functional currency of our operating companies. We employ financial instruments to hedge certain exposures to fluctuations and adverse trends in foreign currency exchange rates to try to abate or delay the effects thereof, but such instruments may not always be available to us at economically reasonable costs.

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

In the near term, we will continue to focus on our growth strategies, cash generation and capital structure improvement, while managing through the near-term industry challenges, such as increased commodity prices and a general economic slowdown.

Although we believe that we have established a firm foundation for continued profitability, we continue to evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions. Accordingly, during 2011 we implemented certain restructuring initiatives to better align our operations with our short and long-term objectives. Going forward, as we continue to evaluate our business and objectives, further plant rationalizations and targeted workforce reduction efforts may be warranted.

Antitrust Investigations

In connection with the Antitrust Investigations, in June 2011, European antitrust authorities visited certain of our Occupant Safety Systems business unit locations in Germany to gather information. We also received a subpoena related to the Antitrust Investigations in the United States from the U.S. Department of Justice. As a result of our commitment to cooperate in connection with the Antitrust Investigations, we commenced our own internal investigation, which remains open. At this point we cannot estimate the ultimate financial impact resulting from the Antitrust Investigations, but we will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate. We have incurred legal and other expenses, relating primarily to our internal investigation, which totaled approximately $25 million in 2011. We expect that our expenses related to the Antitrust Investigations incurred in future periods, while still significant, should decrease over time.

Our Debt and Capital Structure

During 2011, we continued to focus on improving the strength and flexibility of our capital structure, resulting in outstanding debt of $1.5 billion and a cash balance of $1.2 billion. We significantly reduced our debt by repurchasing $256 million in principal amount of our senior unsecured notes and $85 million in principal amount of our exchangeable senior notes with cash on hand.

As market conditions warrant, we and our major equity holders, including The Blackstone Group L.P. and its affiliates, may from time to time repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or otherwise.

See “LIQUIDITY AND CAPITAL RESOURCES” below and Note 12 to our consolidated financial statements included in Item 8 of this Report for further information.

CRITICAL ACCOUNTING ESTIMATES

The critical accounting estimates that affect our financial statements and that use judgments and assumptions are listed below. Materially different amounts could be reported under varied conditions and assumptions.

Goodwill.    Goodwill, which represents the excess of cost over the fair value of the net assets of businesses acquired, was approximately $1,753 million as of December 31, 2011, or 17% of our total assets.

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other,” we are required to either qualitatively or quantitatively assess goodwill for impairment on an annual basis. To qualitatively assess the likelihood of goodwill being impaired, we consider the following factors at the reporting unit level: the excess of fair value over carrying value as of the last impairment test, the length of time since the last fair value measurement, the current carrying value, market and industry metrics, actual performance compared to forecasted performance, and our current outlook on the business. If the qualitative assessment indicates it is more likely than not that goodwill is impaired, we will perform quantitative impairment testing at the reporting unit level.

To quantitatively test goodwill for impairment, we estimate the fair value of a reporting unit and compare the fair value to the carrying value. If the carrying value exceeds the fair value, then a possible impairment of goodwill exists and requires further evaluation. Fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Revenue growth rates included in the plans are generally based on industry specific data. We use external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards over a five-year period. The projected profit margin assumptions included in the plans are based on the current cost structure, anticipated price givebacks provided to our customers and cost reductions/increases. If different assumptions were used in these plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be required to be recorded.

See Note 6 to our consolidated financial statements included in Item 8 of this Report for further information on our annual analysis of goodwill.

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

See Notes 6 and 13 to our consolidated financial statements included in Item 8 of this Report for further information on our annual impairment analysis of intangibles and our evaluation of long-lived assets for impairment, respectively.

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

Valuation Allowances on Deferred Income Tax Assets.    We review the likelihood that we will realize the benefit of our deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. The factors considered in our determination of the probability of the realization of the deferred tax assets include, but are not limited to: recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of our cumulative results in recent years. In certain foreign jurisdictions, our analysis indicates that we have cumulative three year historical losses on this basis. This is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. Based upon this analysis, we believe it is more likely than not that the net deferred tax asset in certain foreign jurisdictions may not be realized in the future. Accordingly, we maintain a valuation allowance related to those net deferred tax assets.

In the United States, we have had cumulative losses in recent years. However, that position changed to a three year cumulative income position during the fourth quarter of 2011. This position, along with our analysis of all other available evidence, resulted in the conclusion that the net deferred tax asset in the United States is more likely than not to be utilized. As such, the valuation allowance previously recorded against the net deferred tax assets in the United States has been reversed.

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

As part of the review in determining the need for a valuation allowance, we assess the potential release of existing valuation allowances. Based upon this assessment, we have concluded that there is more than a remote possibility that the existing valuation allowances, of up to $36 million, on various foreign net deferred tax assets could be released. Such a release is dependent upon either the continued and sustained improvement in operating results or the ability and willingness to implement certain tax planning strategies as defined under ASC 740 “Income Taxes”.

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

A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. Each of the environmental matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to us. We believe that any liability, in excess of amounts accrued in our consolidated financial statements, that may result from the resolution of these matters for which sufficient information is available to support cost estimates, will not have a material adverse affect on our financial position, results of operations or cash flows. However, we cannot predict the effect on our financial position, results of operations or cash flows for aspects of certain matters for which there is insufficient information. Further, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters or the possible effect of compliance with environmental requirements imposed in the future.

Pensions.    We account for our defined benefit pension plans in accordance with ASC 715 “Compensation — Retirement Benefits,” which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination involves the selection of various assumptions, including expected rates of return on plan assets and discount rates.

A key assumption in determining our net pension expense in accordance with ASC 715 is the expected long-term rate of return on plan assets. The expected return on plan assets that is included in pension expense is determined by applying the expected long-term rate of return on assets to a calculated market-related value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. Asset gains and losses will be amortized over five years in determining the market-related value of assets used to calculate the expected return component of pension income. We review our long-term rate of return assumptions annually through comparison of our historical actual rates of return with our expectations, and consultation with our actuaries and investment advisors regarding their expectations for future returns. While we believe our assumptions of future returns are reasonable and appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future pension expense. The weighted average expected long-term rate of return on assets used to determine net periodic benefit cost was 6.72% for 2011 as compared to 6.76% for 2010 and 6.97% for 2009.

Another key assumption in determining our net pension expense is the assumed discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the highest ratings given by a recognized ratings agency, and that have cash flows similar to those of the underlying benefit obligation. The weighted average discount rate used to calculate the benefit obligations as of December 31, 2011 was 4.76% as compared to 5.49% as of December 31, 2010. The weighted average discount rate used to determine net periodic benefit cost for 2011 was 5.49% as compared to 5.73% for 2010 and 6.42% for 2009.

Based on our assumptions as of December 31, 2011, the measurement date, a change in these assumptions, holding all other assumptions constant, would have the following effect on our pension costs and obligations on an annual basis:

	Impact on Net Periodic Benefit Cost
	Increase			Decrease
	U.S.	U.K.	All Other	U.S.	U.K.	All Other
	(Dollars in millions)
.25% change in discount rate	$(3)	$4	$(2)	$3	$(4)	$2
.25% change in expected long-term rate of return	(3)	(13)	(1)	3	13	1

	Impact on Obligations
	Increase			Decrease
	U.S.	U.K.	All Other	U.S.	U.K.	All Other
	(Dollars in millions)
.25% change in discount rate	$(44)	$(145)	$(25)	$45	$150	$26

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

During 2010 and 2009, certain amendments reducing future benefits for salaried and nonunion employees were adopted that reduce pension service costs. Our 2012 pension income is estimated to be approximately $110 million in the U.K., while our pension expense is estimated to be approximately $4 million in the U.S. and $46 million for the rest of the world (based on December 31, 2011 exchange rates). During 2012, our minimum expected funding is approximately $52 million for U.S. pension plans (subject to reduction based on application of 2011 discretionary payments), $46 million for the U.K. pension plan and $44 million for pension plans in the rest of the world (based on December 31, 2011 exchange rates). However, we may, at our discretion, make additional contributions.

The most recent triennial funding valuation, dated March 31, 2009, of the U.K. Pension Plan (the “U.K. Plan”) was completed and filed in June of 2010. The valuation, calculated on a U.K. statutory funding basis, reflected a deficit of $814 million. There are a number of fundamental differences in the determination of the funded status pursuant to ASC 715 and the U.K. statutory funding valuation. The U.K. funding valuation employs statutory funding principles and guidance issued by the U.K. Pensions Regulator, the U.K. regulatory body ultimately responsible for approving deficit recovery plans. This requires the use of conservative, or “prudent,” assumptions in determining the Plan’s funded position, as opposed to ASC 715 which requires that “best estimate” assumptions be employed. For example, the funding valuation uses a U.K. government bond yield as the underlying reference discount rate to calculate the present value of the plan obligations as compared to high quality corporate bond rates which are used in determining obligations under ASC 715. Other differences between U.K. statutory funding and U.S. GAAP valuation bases include differing price/pension inflation rates and life expectancy assumptions.

Since the most recent triennial funding valuation date, a number of actions have been undertaken to reduce the statutory funding deficit including the cessation of future benefit accruals as of September 30, 2009, the transfer of $63 million to the U.K. Plan from a separate and unrelated trust in 2010 and cash contributions of £60 million, or $93 million in 2010. These cash contributions were the result of negotiations between the plan fiduciaries/trustees and the Company.

In 2011, based on guidance from the U.K. Pensions Regulator, and increasing pension obligations resulting from declining interest rates, the plan fiduciaries/trustees commenced renegotiation of the previously agreed upon contribution schedule. As a result of the these subsequent negotiations, we agreed to increase the annual contributions from £20 million to £30 million commencing in January of 2012 and make an additional discretionary contribution of £30 million, or $48 million, in 2011. The £30 million in annual contributions will continue until the earlier of 2023 or until the Plan reaches a funding level of 100% on a conservative, or “prudent,” basis. As a result of the aforementioned actions, the statutory funding valuation deficit as of December 31, 2011 as estimated by the U.K. Plan actuaries is approximately $584 million.

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

The following are the significant assumptions used in the measurement of the accumulated projected benefit obligation (“APBO”) as of the measurement date for each year:

	2011		2010
	U.S.	Rest of World	U.S.	Rest of World
Discount rate	4.75%	4.50%	5.50%	5.50%
Initial health care cost trend rate at end of year	7.00%	7.00%	7.63%	7.50%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2018	2015	2018	2015

Based on our assumptions as of December 31, 2011, the measurement date, a change in these assumptions, holding all other assumptions constant, would have the following effect on our OPEB expense and obligation on an annual basis.

Impact on Net Postretirement Benefit Cost
	Increase		Decrease
	U.S.	Rest of World	U.S.	Rest of World
(Dollars in millions)
0.25% change in discount rate	$—	$—	$—	$—
1% change in assumed health care cost trend rate	$2	$1	$(2)	$(1)

	Impact on Obligation
	Increase		Decrease
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
0.25% change in discount rate	$(7)	$(3)	$7	$3
1% change in assumed health care cost trend rate	$24	$10	$(22)	$(8)

Our 2012 OPEB income is estimated to be approximately $4 million (based on December 31, 2011 exchange rates), which includes the effects of the adoption of certain amendments in 2011, 2010 and 2009 which modify future benefits for participants. We fund our OPEB obligation on a pay-as-you-go basis. In 2012, we expect to contribute approximately $42 million to our OPEB plans.

RESULTS OF OPERATIONS

The following consolidated statements of earnings compare the results of operations for the periods presented:

Total Company Results of Operations

Consolidated Statements of Earnings

	Years Ended December 31,
	2011	2010	Variance
	(Dollars in millions)
Sales	$16,244	$14,383	$1,861
Cost of sales	14,384	12,661	1,723

Gross profit	1,860	1,722	138
Administrative and selling expenses	613	509	104
Amortization of intangible assets	15	22	(7)
Restructuring charges and asset impairments	27	45	(18)
Other (income) expense — net	(55)	(38)	(17)

Operating income	1,260	1,184	76
Interest expense — net	118	162	(44)
(Gain) Loss on retirement of debt — net	40	15	25
Gain on business acquisition	(7)	—	(7)
Equity in earnings of affiliates, net of tax	(39)	(34)	(5)

Earnings before income taxes	1,148	1,041	107
Income tax (benefit) expense	(47)	166	(213)

Net earnings	1,195	875	320
Less: Net earnings attributable to noncontrolling interest, net of tax	38	41	(3)

Net earnings attributable to TRW	$1,157	$834	$323

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Sales for the year ended December 31, 2011 increased by $1,861 million, or 13%, as compared to the year ended December 31, 2010. The increase in sales was driven by higher volume and increased demand for our active and passive safety products and other automotive components of $1,341 million, as well as the favorable impact of foreign currency exchange of $520 million.

Changes in both vehicle production levels and our sales, by major geographic region, as compared to the prior year are presented below:

	Variance
	Vehicle Production	TRW Sales
North America	10%	17%
Europe	6%	9%
Rest of World	—%	16%

The increase in sales for the year ended December 31, 2011 outpaced vehicle production increases in all of these regions. Increases in TRW sales in North America and Rest of World outpaced vehicle production primarily as a result of increased demand for safety content. TRW sales in North America benefitted from the higher proportion of production by the Detroit Three, with which we have higher sales content. Total Rest of World vehicle production was flat in 2011 as compared to 2010, however there were substantial changes within certain countries of this region. For instance, there was a substantial increase in vehicle production in certain high growth countries, such as China, whereas certain other countries experienced significant declines in vehicle production, such as Japan and Thailand, due to the natural disasters experienced in those regions. TRW sales were more concentrated in those countries that experienced increases in vehicle production. Increases in TRW sales in Europe and Rest of World were positively impacted by foreign currency exchange (excluding the impact of foreign currency exchange, sales increased 4% and 11%, respectively). After considering the impact of foreign currency exchange, the increase in sales in Europe was below production increases primarily due to our aftermarket and non-automotive sales, which do not necessarily move in line with vehicle production changes.

Cost of sales increased by $1,723 million, or 14%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was driven primarily by additional costs associated with increased volume and inflation, together which totaled $1,228 million, and the unfavorable impact of foreign currency exchange of $495 million. These additional costs resulted in the following variances to the major components within our cost of sales:

(Dollars in millions)
Cost of sales, year ended December 31, 2010	$12,661
Material	1,349
Labor and other	390
Depreciation and amortization	(16)

Cost of sales, year ended December 31, 2011	$14,384

Gross profit, as a percentage of sales, for the year ended December 31, 2011 was 11.5% compared to 12.0% for the year ended December 31, 2010. This contraction was driven primarily by the increased costs to support growth plans (such as increased research, development and engineering), the impact of inflation on direct material costs, and lower pull-through from increased sales due to the impact of foreign currency exchange.

Gross profit increased by $138 million as compared to the year ended December 31, 2010. The increase in gross profit was driven primarily by increased volume of $214 million, the favorable impact of foreign currency exchange of $25 million, lower warranty expense and higher pension and postretirement income, together which totaled $21 million, and the favorable resolution of a commercial matter of $19 million. Partially offsetting these favorable items were the non-recurrence of a $26 million gain on curtailment of the U.S. salaried pension plan and increased engineering costs and inflation, together which totaled $115 million.

Administrative and selling expenses, as a percentage of sales, were 3.8% for the year ended December 31, 2011 as compared to 3.5% for the year ended December 31, 2010. The increase of $104 million was primarily driven by increased wages and benefits of $48 million (largely to support future growth), costs incurred related to the Antitrust Investigations of $25 million, the unfavorable impact of foreign currency exchange of $18 million, a $10 million expense recognized related to the termination of the transaction and monitoring fee agreement with an affiliate of The Blackstone Group L.P. and the non-recurrence of a gain on curtailment related to the U.S. salaried pension plan of $9 million. Partially offsetting these unfavorable items was the non-recurrence of an expense related to the settlement of certain supplemental retirement plans of $9 million.

Restructuring charges and asset impairments decreased by $18 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. This was driven by lower severance and other charges of $27 million, partially offset by an increase in asset impairments of $8 million and lower net curtailment gains related to restructuring of $1 million.

Other income — net improved by $17 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This improvement was due to a favorable change of $14 million in litigation charges related to a legacy pension matter, an increase in net gains on sales of assets and divestitures of $12 million, an increase in royalty and grant income of $10 million, and an increase in other miscellaneous income of $3 million, partially offset by an increase in the provision for bad debts of $12 million and unfavorable impact of foreign currency exchange of $10 million.

Interest expense — net decreased by $44 million for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily as the result of lower overall debt levels.

Loss on retirement of debt was $40 million for the year ended December 31, 2011 compared to $15 million for the year ended December 31, 2010. During 2011, we repurchased portions of our senior notes and senior exchangeable notes totaling $256 million and $85 million, respectively, in principal amounts and recorded a loss on retirement of debt of $24 million and $13 million, respectively, which included the write-off of a portion of related debt issuance costs. Additionally, in conjunction with the termination of the 2012 commitments under our revolving credit facility, we recorded a loss on retirement of debt of $3 million related to the write-off of a portion of debt issuance costs.

During 2010, we repurchased $152 million in principal amount of our senior unsecured notes and recorded a loss on retirement of debt of $10 million, which included the write-off of a portion of related debt issuance costs. In addition, as a result of the full repayment of the Term Loan A-2 and Term Loan B-3, we recorded a loss on retirement of debt of $5 million relating to the write-off of debt issuance costs and the acceleration of interest rate swap losses that had been included in other comprehensive income.

Income tax benefit for the year ended December 31, 2011 was $47 million on pre-tax earnings of $1,148 million as compared to income tax expense of $166 million on pre-tax earnings of $1,041 million for the year ended December 31, 2010. Income tax expense for the year ended December 31, 2011 includes a benefit of $326 million related to reductions in our global valuation allowance against net deferred tax assets, which is comprised of two items: 1) a net benefit of $131 million resulting from net income in the U.S. and certain foreign jurisdictions with no corresponding tax expense due to utilization of valuation allowances, and 2) a benefit of $195 million resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in the United States and certain foreign subsidiaries. Income tax expense for the year ended December 31, 2011 also includes a net benefit of approximately $50 million related to the favorable resolution of various tax matters in foreign jurisdictions and other tax matters. Income tax expense for the year ended December 31, 2010 includes a benefit of $144 million related to reductions in our global valuation allowance against net deferred tax assets and a benefit of $24 million related to the favorable resolution of various tax matters in foreign jurisdictions. The income tax rate varies from the United States statutory income tax rate due primarily to the items noted above and the impact of reversing the valuation allowance in the United States, as well as favorable foreign tax rates, holidays, and credits.

Consolidated Statements of Earnings

	Years Ended December 31,
	2010	2009	Variance
	(Dollars in millions)
Sales	$14,383	$11,614	$2,769
Cost of sales	12,661	10,708	1,953

Gross profit	1,722	906	816
Administrative and selling expenses	509	484	25
Amortization of intangible assets	22	21	1
Restructuring charges and asset impairments	45	100	(55)
Intangible asset impairments	—	30	(30)
Other (income) expense — net	(38)	(18)	(20)

Operating income	1,184	289	895
Interest expense — net	162	190	(28)
(Gain) loss on retirement of debt — net	15	(26)	41
Equity in earnings of affiliates, net of tax	(34)	(15)	(19)

Earnings before income taxes	1,041	140	901
Income tax expense	166	67	99

Net earnings	875	73	802
Less: Net earnings attributable to noncontrolling interest, net of tax	41	18	23

Net earnings attributable to TRW	$834	$55	$779

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Sales for the year ended December 31, 2010 increased by $2,769 million, or 24%, as compared to the year ended December 31, 2009. The increase in sales was driven primarily by favorable volume of $2,860 million, which is mainly due to increased vehicle production in all major geographic regions. Partially offsetting this favorable variance is the unfavorable impact of foreign currency exchange of $91 million.

Changes in both vehicle production levels and our sales, by major geographic region, as compared to the prior year are presented below:

	Variance
	Vehicle Production	TRW Sales
North America	39%	46%
Europe	16%	10%
Rest of World	29%	38%

The increase in sales for the year ended December 31, 2010 outpaced vehicle production increases in North America and Rest of World markets, primarily as a result of increased demand for safety content. The increase in sales in Europe was below vehicle production increases primarily due to the unfavorable impact of foreign currency exchange rates (3%), as well as our aftermarket and non-automotive sales, which do not necessarily move in line with vehicle production changes.

Cost of sales increased by $1,953 million, or 18%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase was driven primarily by additional costs associated with increased volume and inflation, together which totaled $2,070 million, offset by the favorable impact of foreign currency exchange of $117 million. These additional costs resulted in the following variances to the major components within our cost of sales:

(Dollars in millions)
Cost of sales, year ended December 31, 2009	$10,708
Material	1,522
Labor and other	456
Depreciation and amortization	(25)

Cost of sales, year ended December 31, 2010	$12,661

Gross profit, as a percentage of sales, for the year ended December 31, 2010 was 12.0% compared to 7.8% for the year ended December 31, 2009. This increase was driven primarily by increased volume, cost reduction activities, and the favorable impact of foreign currency exchange, offset by the non-recurrence of certain customer related settlements and benefit program accrual reversals, as well as higher engineering and pension and postretirement benefit costs.

Gross profit increased by $816 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase in gross profit was driven primarily by increased volume of $688 million, cost reductions (partially offset by inflation and price reductions provided to customers) of $145 million and the positive effect of foreign currency exchange of $26 million. Partially offsetting these favorable items were the non-recurrence of certain customer related settlements of $25 million, the non-recurrence of the reversal of accruals in the prior period related to certain benefit programs at several European facilities of $6 million, higher engineering costs related to increased production of $6 million, and higher pension and postretirement benefit costs of $5 million, net of a $26 million gain on curtailment of the U.S. salaried pension plan.

Administrative and selling expenses, as a percentage of sales, were 3.5% for the year ended December 31, 2010 as compared to 4.2% for the year ended December 31, 2009. The increase in expense of $25 million was primarily driven by higher inflation and other costs in excess of cost reductions, together which net to $35 million, and an expense related to the settlement of certain supplemental retirement plans of $9 million. Partially offsetting the increase in administrative and selling expenses was lower pension and post retirement benefit expense of $12 million, which includes a gain on curtailment related to the U.S. salaried pension plan of $9 million. Foreign currency exchange also had a favorable impact of $6 million.

Restructuring charges and asset impairments decreased by $55 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. This was primarily driven by lower severance and other charges of $45 million, reduced asset impairments of $14 million and a gain on the sale of a restructured property in the amount of $4 million. The decrease was partially offset by lower net curtailment gains of $8 million.

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

Loss on retirement of debt was $15 million for the year ended December 31, 2010 as compared to a gain on retirement of debt of $26 million for the year ended December 31, 2009. During 2010, we repurchased $152 million in principal amount of our senior unsecured notes and recorded a loss on retirement of debt of $10 million, which included the write-off of a portion of related deferred debt issuance costs. In addition, as a result of the full repayment of the Term Loan A-2 and Term Loan B-3, we recorded a loss on retirement of debt of $5 million relating to the write-off of deferred debt issuance costs and the acceleration of interest rate swap losses that had been included in other comprehensive income.

During 2009, due to the prevailing market conditions, we were able to repurchase $57 million in principal amount of our senior unsecured notes in the open market at a significant discount. We utilized cash of $16 million to repurchase the senior unsecured notes, and recognized a gain of $41 million after the write off of de minimis applicable debt issuance costs and premiums. Offsetting this gain was a $9 million write off of debt issuance costs associated with the full repayment of our term loan A-1 and term loan B-1 and $6 million write off of debt issuance costs relating to entering into our prior credit agreement.

Income tax expense for the year ended December 31, 2010 was $166 million on pre-tax earnings of $1,041 million as compared to income tax expense of $67 million on pre-tax earnings of $140 million for the year ended December 31, 2009. Income tax expense for the year ended December 31, 2010 includes a benefit of $144 million related to reductions in our global valuation allowance against net deferred tax assets, which is comprised of two items: 1) a net benefit of $132 million resulting from net income in the U.S. and certain foreign jurisdictions with no corresponding tax expense due to utilization of valuation allowances, and 2) a benefit of $12 million resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in certain foreign subsidiaries. Income tax expense for the year ended December 31, 2010 also includes a benefit of $24 million related to the favorable resolution of various tax matters in foreign jurisdictions. Income tax expense for the year ended December 31, 2009 includes a charge of approximately $33 million resulting from changes in determinations relating to the potential realization of deferred tax assets in certain foreign subsidiaries and a net charge of $11 million resulting from net losses in jurisdictions with no corresponding tax benefit due to increases in valuation allowances. The income tax rate varies from the United States statutory income tax rate due primarily to the items noted above and the impact of results in the United States and certain foreign jurisdictions that are currently in a valuation allowance position for which pre-tax earnings or losses do not result in the recognition of a corresponding income tax expense or benefit, as well as favorable foreign tax rates, holidays, and credits.

SEGMENT RESULTS OF OPERATIONS

Sales, Including Intersegment Sales

	Years Ended December 31,
	2011	2010	2009	2011 vs. 2010 Variance	2010 vs. 2009 Variance
	(Dollars in millions)
Chassis Systems	$10,055	$8,577	$6,856	$1,478	$1,721
Occupant Safety Systems	3,630	3,482	2,922	148	560
Electronics	1,335	1,150	864	185	286
Automotive Components	1,940	1,707	1,341	233	366
Intersegment eliminations	(716)	(533)	(369)	(183)	(164)

Total sales	$16,244	$14,383	$11,614	$1,861	$2,769

Cost of Sales

	Years Ended December 31,
	2011	2010	2009	2011 vs. 2010 Variance	2010 vs. 2009 Variance
	(Dollars in millions)
Chassis Systems	$9,016	$7,649	$6,339	$1,367	$1,310
Occupant Safety Systems	3,237	3,047	2,732	190	315
Electronics	1,185	1,001	797	184	204
Automotive Components	1,752	1,560	1,310	192	250
Intersegment eliminations	(716)	(533)	(369)	(183)	(164)

Segment cost of sales	$14,474	$12,724	$10,809	$1,750	$1,915

Earnings Before Taxes

	Years Ended December 31,
	2011	2010	2009	2011 vs. 2010 Variance	2010 vs. 2009 Variance
	(Dollars in millions)
Chassis Systems	$775	$660	$211	$115	$449
Occupant Safety Systems	334	373	138	(39)	235
Electronics	139	138	47	1	91
Automotive Components	101	72	(56)	29	128

Segment earnings before taxes	1,349	1,243	340	106	903
Corporate expense and other	(81)	(66)	(54)	(15)	(12)
Financing costs	(118)	(162)	(190)	44	28
Gain (loss) on retirement of debt — net	(40)	(15)	26	(25)	(41)
Net earnings attributable to noncontrolling interest, net of tax	38	41	18	(3)	23

Earnings before income taxes	$1,148	$1,041	$140	$107	$901

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

Restructuring Charges and Asset Impairments Included in Earnings Before Taxes

	Years Ended December 31,
	2011	2010	2009	2011 vs. 2010 Variance	2010 vs. 2009 Variance
	(Dollars in millions)
Chassis Systems	$6	$10	$59	$(4)	$(49)
Occupant Safety Systems	9	23	19	(14)	4
Electronics	1	(1)	4	2	(5)
Automotive Components	11	12	21	(1)	(9)
Corporate	—	1	27	(1)	(26)

Total restructuring charges and asset impairments	$27	$45	$130	$(18)	$(85)

Chassis Systems

Comparison of the year ended December 31, 2011 and December 31, 2010:

Sales, including intersegment sales increased $1,478 million, or 17%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was driven primarily by an increase in volume of $1,157 million and the favorable impact of foreign currency exchange of $321 million.

Cost of sales increased by $1,367 million, or 18%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, which primarily consisted of higher material costs of $1,118 million and higher labor and other costs of $249 million. These increases were primarily driven by costs associated with increased volume and inflation of $1,084 million and the impact of foreign currency exchange of $302 million. Partially offsetting the increase in additional costs was a favorable resolution of a commercial matter of $19 million.

Earnings before taxes, as a percentage of sales, was 7.7% each for the years ended December 31, 2011 and 2010. The stable earnings percentage was primarily driven by higher volume and the favorable impact of foreign currency exchange, offset by increased engineering costs, inflation, and price reductions, and the non-recurrence of certain litigation matters and curtailments.

Earnings before taxes increased by $115 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was driven primarily by higher volume of $160 million, the favorable resolution of a commercial matter of $19 million, positive foreign currency exchange of $17 million, gain on a business acquisition of $7 million, and lower warranty expense of $9 million. Partially offsetting these favorable items were increased engineering costs and inflation costs, together which totaled $75 million, the non-recurrence of prior year favorable impact of certain litigation matters of $12 million and the non-recurrence of a prior year gain on curtailment of the U.S. salaried pension plan of $10 million.

Restructuring charges and asset impairments decreased by $4 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The decrease was driven primarily by lower severance and other charges of $13 million, partially offset by an increase in asset impairments of $4 million, the non-recurrence of a prior year gain on the sale of a restructured property in the amount of $4 million and the non-recurrence of a prior year curtailment gain of $1 million.

Comparison of the year ended December 31, 2010 and December 31, 2009:

Sales, including intersegment sales increased $1,721 million, or 25%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was driven primarily by an increase in volume of $1,718 million.

Cost of sales increased by $1,310 million, or 21%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009, which primarily consisted of higher material costs of $1,071 million and higher labor and other costs of $239 million. These increases were primarily driven by costs associated with increased volume and inflation of $1,303 million and the non-recurrence of various favorable customer settlements of $25 million. Partially offsetting these increases was the favorable impact of foreign currency exchange of $18 million.

Earnings before taxes, as a percentage of sales, was 7.7% for the year ended December 31, 2010 compared to 3.1% for the year ended December 31, 2009. The increase was driven primarily by higher volume, lower restructuring and impairment costs, net cost reduction activities, and the favorable impact of foreign currency exchange.

Earnings before taxes increased by $449 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was driven primarily by higher volume of $354 million, lower restructuring and impairment costs of $49 million, cost reductions (in excess of inflation and price reductions provided to customers) of $36 million, the favorable impact of foreign currency exchange of $28 million, and a $10 million gain on curtailment of the U.S. salaried pension plan. Partially offsetting these favorable items were the non-recurrence of various favorable customer settlements of $25 million, recognized in 2009.

Restructuring charges and asset impairments decreased by $49 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease was driven primarily by lower severance and other charges of $37 million, reduced asset impairments of $11 million and a gain on the sale of a restructured property in the amount of $4 million, partially offset by a decrease in net curtailment gains of $3 million.

Occupant Safety Systems

Comparison of the year ended December 31, 2011 and December 31, 2010:

Sales, including intersegment sales increased $148 million, or 4%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was driven primarily by an increase in volume of $137 million and the favorable impact of foreign currency exchange of $116 million, partially offset by price reductions provided to customers of $105 million.

Cost of sales increased by $190 million, or 6%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, which primarily consisted of increased material costs of $132 million and increased labor and other costs of $58 million. These increases were primarily driven by the impact of foreign currency exchange of $115 million and costs associated with increased volume and inflation of $75 million.

Earnings before taxes, as a percentage of sales, was 9.2% for the year ended December 31, 2011 compared to 10.7% for the year ended December 31, 2010. This contraction was primarily driven by price reductions provided to customers for certain products as well as the adverse mix of products sold.

Earnings before taxes decreased by $39 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This decrease was driven by price reductions provided to customers of $105 million, the non-recurrence of a $4 million gain on curtailment of the U.S. salaried pension plan and the negative impact of foreign currency of $4 million. Partially offsetting these unfavorable items were cost reductions of $60 million and lower restructuring charges of $14 million.

Restructuring charges and asset impairments decreased by $14 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to lower severance and other charges.

Comparison of the year ended December 31, 2010 and December 31, 2009:

Sales, including intersegment sales increased $560 million, or 19%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase in sales was driven primarily by an increase in volume of $754 million, partially offset by the unfavorable impact of foreign currency exchange of $104 million and price reductions provided to customers of $90 million.

Cost of sales increased by $315 million, or 12%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009, which primarily consisted of increased material costs of $267 million and increased labor and other costs of $48 million. These increases were primarily driven by costs associated with increased volume and inflation of $385 million, and the non-recurrence of various favorable customer settlements and favorable patent dispute resolutions totaling $13 million. Partially offsetting these increases was the favorable impact of foreign currency exchange of $83 million.

Earnings before taxes, as a percentage of sales, was 10.7% for the year ended December 31, 2010 compared to 4.7% for the year ended December 31, 2009. The increase was primarily driven by higher volume, cost reduction activities, and lower pension and postretirement benefits offset by an increase in restructuring and impairment costs and non-recurrence of certain customer settlements, patent resolutions, and accrual reversals related to certain benefit programs at several of our European facilities.

Earnings before taxes increased $235 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase in earnings was driven primarily by favorable volume of $165 million, cost reductions (in excess of inflation and price reductions provided to customers) of $94 million, and lower costs related to pension and postretirement benefits of $6 million, which includes a $4 million gain on curtailment of the U.S. salaried pension plan. Partially offsetting these favorable items were the non-recurrence of certain customer settlements and favorable patent dispute resolutions totaling $13 million, higher warranty costs of $6 million, the non-recurrence of accrual reversals in the prior period related to certain benefit programs at several of our European facilities of $5 million, and an increase in restructuring and impairment costs of $4 million.

Restructuring charges and asset impairments increased by $4 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due to higher severance and other charges.

Electronics

Comparison of the year ended December 31, 2011 and December 31, 2010:

Sales, including intersegment sales increased by $185 million, or 16%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was driven primarily by an increase in volume of $152 million and the favorable impact of foreign currency exchange of $33 million.

Cost of sales increased by $184 million, or 18%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, which primarily consisted of higher material costs of $156 million and higher labor and other costs of $28 million. These increases were driven by additional costs associated with increased volume, inflation, and premium costs incurred as a direct result of the earthquake and tsunami in Japan, together which totaled $149 million, and the impact of foreign currency exchange of $35 million.

Earnings before taxes, as a percentage of sales, was 10.4% for the year ended December 31, 2011 compared to 12.0% for the year ended December 31, 2010. This contraction was primarily driven by the negative impact on operations due to the earthquake and tsunami in Japan, inflation, and the negative impact of foreign currency exchange.

Earnings before taxes increased by $1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This variance was driven by favorable volume (net of adverse mix) of $7 million, partially offset by the unfavorable impact of foreign currency exchange of $4 million. Increased premium costs incurred as a result from the earthquake and tsunami in Japan, as well as increased engineering costs and inflation, were largely offset by cost reduction efforts.

Restructuring charges and asset impairments increased by $2 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010, due to higher severance and other charges.

Comparison of the year ended December 31, 2010 and December 31, 2009:

Sales, including intersegment sales increased by $286 million, or 33%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was driven primarily by an increase in volume of $276 million and the favorable impact of foreign currency exchange of $10 million.

Cost of sales increased by $204 million, or 26%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009, which primarily consisted of higher material costs of $179 million and higher labor and other costs of $25 million. These increases were primarily driven by additional costs associated with increased volume and inflation of $207 million. Partially offsetting these increases was the favorable impact of foreign currency exchange of $3 million.

Earnings before taxes, as a percentage of sales, was 12.0% for the year ended December 31, 2010 compared to 5.4% for the year ended December 31, 2009. This increase was driven primarily by higher volume, the favorable impact of foreign currency exchange, lower pension and postretirement costs, and lower restructuring and impairment costs, offset by cost reductions and inflation.

Earnings before taxes increased by $91 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was driven primarily by higher volume of $76 million, favorable impact of foreign currency exchange of $17 million, lower pension and postretirement benefit costs of $5 million, and lower restructuring and impairment costs of $5 million. Partially offsetting these favorable items was inflation in excess of cost reductions of $11 million.

Restructuring charges and asset impairments decreased by $5 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily due to lower severance and other charges.

Automotive Components

Comparison of the year ended December 31, 2011 and December 31, 2010:

Sales, including intersegment sales increased by $233 million, or 14%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was driven primarily by an increase in volume of $166 million and the favorable impact of foreign currency exchange of $67 million.

Cost of sales increased by $192 million, or 12%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, which primarily consisted of higher material costs of $127 million and higher labor and other costs of $65 million. These increases were primarily driven by costs associated with increased volume and inflation of $128 million and the impact of foreign currency exchange of $64 million.

Earnings before taxes, as a percentage of sales, was 5.2% for the year ended December 31, 2011 compared to 4.2% for the year ended December 31, 2010. This increase was primarily driven by benefits of increased volume and cost reduction efforts.

Earnings before taxes increased by $29 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase in earnings was driven primarily by higher volume of $34 million, partially offset by the non-recurrence of a $7 million gain on curtailment of the U.S. salaried pension plan.

Restructuring charges and asset impairments decreased by $1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to lower severance and other charges of $1 million.

Comparison of the year ended December 31, 2010 and December 31, 2009:

Sales, including intersegment sales increased by $366 million, or 27%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase in sales was driven primarily by an increase in volume of $371 million, partially offset by the unfavorable impact of foreign currency exchange of $5 million.

Cost of sales increased by $250 million, or 19%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009, which primarily consisted of higher material costs of $168 million and higher labor and other costs of $82 million. These increases were primarily driven by additional costs associated with increased volume and inflation of $265 million. Partially offsetting these increases was the favorable impact of foreign currency exchange of $15 million.

Earnings before taxes, as a percentage of sales, was 4.2% for the year ended December 31, 2010. The increase in earnings before taxes as compared to the year ended December 31, 2009, was primarily driven by higher volume, the favorable impact of foreign currency exchange, lower restructuring and impairment costs, gains on pension and postretirement benefit curtailments, and lower warranty costs.

Earnings before taxes increased by $128 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase in earnings was driven primarily by higher volume of $93 million, favorable impact of foreign currency exchange of $15 million, lower restructuring and impairment costs of $9 million, lower pension and postretirement benefit costs of $7 million related to curtailment gains, and lower warranty costs of $2 million.

Restructuring charges and asset impairments decreased by $9 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This was primarily driven by lower severance and other charges of $7 million and reduced asset impairments of $3 million.

LIQUIDITY AND CAPITAL RESOURCES

We believe that funds generated from operations, cash on hand and available borrowing capacity will be adequate to fund our liquidity requirements. These requirements, which are significant, generally consist of working capital requirements, company-sponsored research and development programs, capital expenditures, contributions for pensions and postretirement benefits other than pensions, and debt service requirements. In addition, our current financing plans are intended to provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, industry specific, financial market, competitive, legislative and regulatory factors, including factors relating to the ongoing Antitrust Investigations.

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

As of December 31, 2011, the amount of cash and cash equivalents held by foreign subsidiaries was $915 million. If these funds were needed for our operations in the U.S., we would be required to provide for U.S. federal and state income tax, foreign income tax, and foreign withholding taxes on the funds repatriated. We have already provided for these taxes in accordance with ASC 740-30-25 on a portion of these funds. However, for the remainder of the funds we have not provided such taxes, as it is our intention that those funds are permanently reinvested outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash Flows

Operating Activities.    Cash provided by operating activities was $1,120 million, $1,052 million and $455 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The increase in cash provided by operations for 2011, as compared with 2010, was primarily the result of increased cash earnings. Other items contributing to the improvement in cash provided by operations were decreased cash paid for pension and OPEB benefits of $108 million, which includes a $70 million decrease in discretionary pension contributions from 2010 to 2011, and favorable working capital changes of $42 million. These favorable changes in operating cash flows were partially offset by increased cash paid for taxes of $44 million, increased restructuring and other severance-related payments of $15 million, and higher outflows for employee compensation, benefits and other liabilities.

The increase in cash provided by operations for 2010, as compared with 2009, was primarily the result of increased cash earnings. Other items contributing to the improvement in cash provided by operations were favorable working capital changes of $124 million, primarily due to increased collections on our accounts receivable, and reduced restructuring and other severance-related payments of $36 million. These favorable changes in operating cash flows were partially offset by increased cash paid for pension and OPEB benefits of $185 million, which includes discretionary pension contributions in 2010 totaling approximately $170 million.

Investing Activities.    Cash used in investing activities was $509 million, $289 million and $197 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Capital expenditures were $571 million, $294 million and $201 million for the years ended December 31, 2011, 2010 and 2009, respectively. These capital expenditures were primarily related to upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. In 2011, a significant portion of our capital expenditures were to support our strategic growth in China and Brazil. As we continue with our expansion plans, we expect to spend between $650 million and $700 million on capital expenditures during 2012, depending on timing of expenditures, as we continue to invest in strategic growth.

During 2011, we received cash proceeds of $40 million related to the divestitures of certain non-safety related businesses in Asia and our cold forming business in Japan, all of which were included in our Chassis Systems segment. Also during 2011, we received cash proceeds of $7 million related to various asset sales and we acquired $15 million in cash in conjunction with an acquisition in our Chassis Systems segment.

Financing Activities.    Cash used in financing activities was $405 million, $463 million and $250 million for the years ended December 31, 2011, 2010 and 2009, respectively.

During 2011, we utilized $426 million of cash on hand to optionally repurchase portions of our senior unsecured notes and exchangeable senior notes totaling approximately $341 million in principal amounts and we utilized $29 million of cash on hand to redeem other long-term debt. Also during 2011, we received $20 million of net proceeds from exercise of stock options.

During 2010, we utilized $562 million of cash on hand to optionally repay in full the outstanding Term Loan A-2 of $225 million and Term Loan B-3 of $175 million and repurchased portions of our senior unsecured notes totaling approximately $152 million in principal amount. Also during 2010, we received $76 million of net proceeds from exercise of stock options.

During 2009, we entered into the Sixth Amendment to our Amended and Restated Credit Agreement (“Sixth Credit Agreement”). In accordance with ASC 470-50, the effect of the Sixth Credit Agreement was presented on our statement of cash flows as proceeds from issuance of long-term debt, net of fees, and redemption of long-term debt, although no cash was exchanged as part of the Sixth Credit Agreement. As such, the following discussion explains the significant cash inflows and outflows associated with our financing activities.

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

Other Sources of Liquidity

Liquidity Facilities.    We may draw down on, and use proceeds from, our revolving credit facility which is part of our senior secured credit facilities described below to fund normal working capital needs from month to month in conjunction with available cash on hand. As of December 31, 2011, we had approximately $991 million of availability under our revolving credit facility. This availability reflects no outstanding borrowings and reduced availability as a result of $29 million in outstanding letters of credit and bank guarantees.

On December 31, 2011, our subsidiaries in the Asia Pacific region also had various uncommitted credit facilities, of which $189 million was unutilized. We expect that these additional facilities will be drawn from time to time for normal working capital purposes and to fund capital expenditures in support of planned expansion in Asia Pacific.

Under normal working capital utilization of liquidity, portions of the amounts drawn under our liquidity facilities typically are paid back throughout the month as cash from customers is received. We could then draw upon such facilities again for working capital purposes in the same or succeeding months.

Senior Secured Credit Facilities.    Our Seventh Amended and Restated Credit Agreement (the “Seventh Credit Agreement”), entered into in December 2009, originally provided for senior secured credit facilities consisting of (i) the revolving credit facility in the amount of $1,256 million, of which $411 million was to mature May 9, 2012 (the “2012 Portion of the Revolving Credit Facility”) and $845 million scheduled to mature November 30, 2014, subject to certain conditions (the “2014 Portion of the Revolving Credit Facility” and, together with the 2012 Portion of the Revolving Credit Facility, the “Revolving Credit Facility”), (ii) a $225 million Tranche A-2 Term Loan Facility (the “Term Loan A-2”), and (iii) the $175 million Tranche B-3 Term Loan Facility (the “Term Loan B-3” and, together with the Revolving Credit Facility and the Term Loan A-2, the “Senior Secured Credit Facilities”). See “— Senior Secured Credit Facilities” in Note 12 to our consolidated financial statements included in Item 8 of this Report for a description of these facilities.

During 2011, we made an offer to the lenders under the 2012 Portion of the Revolving Credit Facility to extend the maturity date of their commitments to November 30, 2014. Lenders comprising $175 million of commitments accepted the offer and became lenders under the 2014 Portion of the Revolving Credit Facility effective May 2, 2011. As a result, effective May 2, 2011, the 2014 Portion of the Revolving Credit Facility was increased to $1,020 million. We gave notice to those lenders which did not accept the offer and terminated the remaining commitments under the 2012 Portion of the Revolving Credit Facility effective May 2, 2011. In conjunction with the termination of the 2012 commitments we recorded a loss on retirement of debt of $3 million related to the write-off of a portion of debt issuance costs.

During 2010, we optionally repaid in full the outstanding Term Loan A-2 and Term Loan B-3 balances of $225 million and $175 million, respectively, with cash on hand. In conjunction with the repayment of the Term Loan A-2 and the Term Loan B-3, we recorded a loss on retirement of debt of $5 million, $3 million of which was for the write-off of related debt issuance costs, and $2 million was related to the acceleration of interest rate swap losses that had been included in other comprehensive income.

Our Seventh Credit Agreement contains a number of covenants, including financial covenants that would impact our ability to borrow on the facility if not met and restrictive covenants that, among other things, restrict the ability to incur additional indebtedness and the payment of cash dividends on our common stock. As of December 31, 2011, we were in compliance with all of our financial covenants. See “— Debt Covenants” in Note 12 to our consolidated financial statements included in Item 8 of this Report for further information on additional debt covenants.

Other Capital Transactions

Senior Note Debt Repurchases.    In 2011, we entered into transactions to optionally repurchase portions of our senior unsecured notes and our exchangeable senior notes totaling $256 million and $85 million in principal amounts, respectively. As a result of these transactions, we recorded a loss on retirement of debt of $37 million, including the write-off of a portion of debt issuance costs and premiums. These repurchases were funded from cash on hand.

In 2010, we entered into transactions to repurchase portions of our senior unsecured notes totaling approximately $152 million in principal amount. As a result of these transactions, we recorded a loss on retirement of debt of $10 million, including the write-off of a portion of debt issuance costs and premiums. These repurchases were funded from cash on hand.

Contractual Obligations and Commitments

The following table reflects our significant contractual obligations as of December 31, 2011:

	Less Than One Year	One to Three Years	Three to Five Years		More Than Five Years	Total
	(Dollars in millions)
Short-term borrowings	$65	$—	$—		$—	$65
Long-term debt obligations	32	579	173	(b)	693	1,477
Capital lease obligations	7	5	5		4	21
Operating lease obligations	89	111	84		85	369
Projected interest payment on long-term debt(a)	108	187	113		37	445

Total	$301	$882	$375		$819	$2,377

(a)

Long term debt includes both fixed rate and variable rate obligations. As of December 31, 2011, approximately 4% of our total debt was at variable interest rates. The projected interest payment obligations are based upon (1) fixed rates where appropriate and (2) projected London Interbank Borrowing Rates (LIBOR) obtained from third parties plus applicable margins as of the current balance sheet date for variable rate obligations. The projected interest payment obligations are also based upon debt outstanding at the balance sheet date and assume retirement at scheduled maturity dates.

(b)

In accordance with ASC 470-20, “Debt,” upon issuance of our exchangeable notes a debt discount was recognized as a decrease in debt and an increase in equity. Accordingly, the fair value and carrying value of long-term fixed rate debt is net of the unamortized discount of $31 million as of December 31, 2011. The debt discount does not affect the actual amount we are required to repay, therefore it is included in the contractual obligation table but is not reflected in the carrying value disclosed in Note 12 of this Report.

As of December 31, 2011, we have unrecognized tax benefits of $148 million. However, due to a high degree of uncertainty regarding the timing of such future cash outflows, reasonable estimates cannot be made regarding the period of cash settlement with the applicable taxing authority.

In addition to the obligations discussed above, we sponsor defined benefit pension plans that cover a significant portion of our U.S. employees and certain non-U.S. employees. Our pension plans in the U.S. are funded in conformity with the Pension Protection Act of 2006. Funding for our pension plans in other countries is based upon actuarial recommendations or statutory requirements. In 2012, our minimum expected funding is $52 million for our U.S. pension plans (subject to reduction based on application of 2011 discretionary payments), $46 million for the U.K. plan and $44 million for pension plans in the rest of the world, however, we may, at our discretion, make additional contributions.

As of December 31, 2011, the U.K. Plan had a statutory funding valuation deficit of $584 million as estimated by the Plan’s actuary. We and the plan fiduciaries/trustees revised our previously agreed upon deficit recovery plan wherein annual contributions of £20 million to the Plan through March 2019 were increased to £30 million commencing in 2012 and continuing through 2023. These contributions, in conjunction with investment performance, are expected to eliminate the deficit by that date. While the previously agreed upon payments due in 2011 and 2012 were accelerated into 2010, we made a discretionary contribution to the Plan in 2011 of £30 million or $48 million.

We sponsor OPEB plans that cover the majority of our U.S. and certain non-U.S. retirees and provide for benefits to eligible employees and dependents upon retirement. We are subject to increased OPEB cash costs due to, among other factors, rising health care costs. We fund our OPEB obligations on a pay-as-you-go basis. In 2012, we expect to contribute approximately $42 million to our OPEB plans.

We also have liabilities recorded for various environmental matters. As of December 31, 2011, we had reserves for environmental matters of $70 million. We expect to pay approximately $14 million in 2012 in relation to these matters.

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

CONTINGENCIES

The information concerning the ongoing Antitrust Investigations contained in Item 3 “Legal Proceedings” of this Report and the information concerning other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 18 to our consolidated financial statements included in Item 8 of this Report, is incorporated herein by reference. The additional information concerning environmental matters included in Item 1 “Business — Environmental Matters” of this Report is also incorporated herein by reference.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to our consolidated financial statements included in Item 8 of this Report for a discussion of recently issued accounting pronouncements.

OUTLOOK

We expect full year 2012 sales to be in the range of $16.0 billion to $16.4 billion, including first quarter sales of approximately $4.1 billion. These sales figures are based on expected 2012 production levels of 13.9 million units in North America, 18.4 million units in Europe, continued expansion in vehicle production volumes in China and the other rest of world regions, and our expectations for foreign currency exchange rates. We expect our full year 2012 effective tax rate to be approximately 32%.

In general, both North America and Europe have been experiencing increased production levels over the past year due to improved consumer demand and increased exports out of Europe. However, the overall outlook for the global economy has softened and the increased concern regarding potential debt defaults by certain countries is expected to negatively impact vehicle sales and production in certain of our major markets, in particular Europe, in 2012. In North America, we expect the gradual industry recovery to continue in 2012, with higher production levels as a whole compared to 2011; however we expect the higher concentration of domestic OEM vehicle production experienced in 2011 to fall slightly in 2012 as Japanese manufacturers increase their production schedules. Growth in developing markets is expected to continue in 2012, albeit at slightly slower pace than 2011. Considering the expected long-term growth within these regions, we continue to invest appropriate levels of capital to support expansion in these areas.

We continue to be exposed to the potential inflationary impact of certain commodities, including commodities not traditionally susceptible to inflation such as leather rawhides, yarns, rare earth materials, and certain resins, for example. We expect these inflationary pressures to continue in 2012, albeit to a lesser extent than experienced in 2011. As production increases, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. Although the impact of commodity inflation may not affect us immediately, it is typically evidenced by near-term contribution margin contraction and can put significant operational and financial burdens on us and our suppliers.

We continue to monitor the entire Tier 2 and Tier 3 supply base and its ability to perform as expected as it faces additional financial and operational challenges in the current environment due to commodity inflationary pressures and the potential impact that sovereign debt defaults (or the fear of such defaults) may have on available liquidity. The inability of any major supplier to meet its commitments could negatively impact us either directly or by negatively affecting our customers. We are pursuing alternate sources of supply where necessary and practicable.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in “Item 1A. Risk Factors” in this Report, in “— Executive Overview” above, and in our other filings with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We undertake no obligation to update or revise forward-looking statements which have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our primary market risk arises from fluctuations in foreign currency exchange rates, interest rates and commodity prices. We manage foreign currency exchange rate risk, interest rate risk and, to a lesser extent, commodity price risk by utilizing various derivative instruments. We limit the use of such instruments to hedging activities; we do not use such instruments for speculative or trading purposes. If we did not use derivative instruments, our exposure to such risks would be higher. We are exposed to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. We attempt to manage this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to fully satisfy their obli-

gations under the contracts. However, given historical disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, there is no guarantee that the financial institutions with whom we contract will be able to fully satisfy their contractual obligations.

Foreign Currency Exchange Rate Risk.    We utilize derivative financial instruments to manage foreign currency exchange rate risks. We enter into forward contracts and, to a lesser extent, options to hedge portions of our foreign currency denominated forecasted revenues, purchases and the subsequent cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of December 31, 2011, approximately 23% of our total debt was in foreign currencies, as compared to 24% as of December 31, 2010.

Interest Rate Risk.    We are subject to interest rate risk in connection with variable-rate debt. In order to manage interest costs, we may occasionally utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. As of December 31, 2011 and 2010, approximately 4% and 1%, respectively, of our total debt was at variable interest rates.

Commodity Price Risk.    From time to time, we may utilize derivative financial instruments to manage select commodity price risks. Forward purchase agreements generally meet the criteria to be accounted for as normal purchases. Forward purchase agreements which do not or no longer meet these criteria are classified and accounted for as derivatives.

Sensitivity Analysis.    We utilize a sensitivity analysis model to calculate the fair value, cash flows or statement of earnings impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of December 31, 2011 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed. The results of the sensitivity model calculations follow:

Market Risk

	Assuming a 10% U.S.$ Strengthening	Assuming a 10% U.S.$ Weakening	Favorable (Unfavorable) Change in
	(Dollars in millions)
Foreign Currency Rate Sensitivity:
— Forward sales contracts of U.S.$ and net purchased U.S.$ put options	$(46)	$47	Fair value
— Forward purchase contracts of U.S.$ and net purchased U.S.$ call options	$21	$(21)	Fair value
— Foreign currency denominated debt	$35	$(35)	Fair value

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Favorable (Unfavorable) Change in
	(Dollars in millions)
Interest Rate Sensitivity:
Debt
— Fixed rate	$27	$(28)	Fair value
— Variable rate	$—	$—	Cash flow

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Years Ended December 31,
	2011	2010	2009
	(In millions, except per share amounts)
Sales	$16,244	$14,383	$11,614
Cost of sales	14,384	12,661	10,708

Gross profit	1,860	1,722	906
Administrative and selling expenses	613	509	484
Amortization of intangible assets	15	22	21
Restructuring charges and asset impairments	27	45	100
Intangible asset impairments	—	—	30
Other (income) expense — net	(55)	(38)	(18)

Operating income	1,260	1,184	289
Interest expense — net	118	162	190
Loss (gain) on retirement of debt — net	40	15	(26)
Gain on business acquisition	(7)	—	—
Equity in earnings of affiliates, net of tax	(39)	(34)	(15)

Earnings before income taxes	1,148	1,041	140
Income tax (benefit) expense	(47)	166	67

Net earnings	1,195	875	73
Less: Net earnings attributable to noncontrolling interest, net of tax	38	41	18

Net earnings attributable to TRW	$1,157	$834	$55

Basic earnings per share:
Earnings per share	$9.37	$6.96	$0.51

Weighted average shares outstanding	123.5	119.8	107.8

Diluted earnings per share:
Earnings per share	$8.82	$6.49	$0.51

Weighted average shares outstanding	133.0	131.3	108.7

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Balance Sheets

	As of December 31,
	2011	2010
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,241	$1,078
Accounts receivable — net	2,222	2,087
Inventories	845	760
Prepaid expenses and other current assets	126	126
Deferred income taxes	193	89

Total current assets	4,627	4,140
Property, plant and equipment — net	2,137	2,100
Goodwill	1,753	1,761
Intangible assets — net	298	304
Pension assets	918	454
Deferred income taxes	87	83
Other assets	442	446

Total assets	$10,262	$9,288

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$65	$23
Current portion of long-term debt	39	20
Trade accounts payable	2,306	2,079
Accrued compensation	283	251
Income taxes	69	50
Other current liabilities	1,078	1,096

Total current liabilities	3,840	3,519
Long-term debt	1,428	1,803
Postretirement benefits other than pensions	421	453
Pension benefits	831	681
Deferred income taxes	173	95
Long-term liabilities	430	499

Total liabilities	7,123	7,050
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,602	1,638
Retained earnings	1,668	511
Accumulated other comprehensive earnings (losses)	(331)	(87)

Total TRW stockholders’ equity	2,940	2,063
Noncontrolling interest	199	175

Total equity	3,139	2,238

Total liabilities and equity	$10,262	$9,288

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Operating Activities
Net earnings	$1,195	$875	$73
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	447	469	495
Net pension and other postretirement benefits income and contributions	(282)	(407)	(234)
Net (gain) loss on sales of assets and divestitures	(15)	(3)	(4)
Amortization of debt issuance costs	7	12	7
Net (gain) loss on retirement of debt	40	15	(26)
Gain on business acquisition	(7)	—	—
Asset impairment charges	7	(1)	17
Intangible asset impairment charges	—	—	30
Deferred income taxes	(145)	56	(4)
Share-based compensation expense	15	13	14
Exchangeable bond premium amortization	8	9	—
Other — net	(14)	(22)	7
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable — net	(210)	(188)	(312)
Inventories	(105)	(113)	63
Trade accounts payable	279	223	47
Prepaid expense and other assets	19	(14)	151
Other liabilities	(119)	128	131

Net cash provided by (used in) operating activities	1,120	1,052	455
Investing Activities
Capital expenditures, including other intangible assets	(571)	(294)	(201)
Cash acquired in acquisition of business	15	—	—
Net proceeds from asset sales and divestitures	47	7	4
Other — net	—	(2)	—

Net cash provided by (used in) investing activities	(509)	(289)	(197)
Financing Activities
Change in short-term debt	41	4	(48)
Net repayments on revolving credit facility	—	—	(203)
Proceeds from issuance of long-term debt, net of fees	1	53	1,960
Redemption of long-term debt	(455)	(581)	(2,225)
Proceeds from issuance of capital stock, net of fees	—	—	269
Proceeds from exercise of stock options	20	76	6
Dividends paid to noncontrolling interest	(12)	(20)	(9)
Capital contribution from noncontrolling interest	—	5	—

Net cash provided by (used in) financing activities	(405)	(463)	(250)
Effect of exchange rate changes on cash	(43)	(10)	24

Increase (decrease) in cash and cash equivalents	163	290	32
Cash and cash equivalents at beginning of period	1,078	788	756

Cash and cash equivalents at end of period	$1,241	$1,078	$788

Supplemental Cash Flow Information:
Interest paid	$128	$155	$192
Income tax paid — net	$120	$76	$61

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

	As of December 31,
	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
		(In millions, except for share amounts)
Capital Stock and Paid-in-Capital
Beginning Balance	122,465,854	$1,639	117,894,443	$1,554	101,172,769	$1,200
Sale of common stock under stock option plans	886,160	20	4,250,959	76	340,957	6
Issuance of common stock upon vesting of restricted stock units and exercise of stock-settled stock appreciation rights	399,441	(14)	320,452	(5)	280,717	—
Shares issued in public offering	—	—	—	—	16,100,000	269
Share-based compensation expense		15		13		14
Excess tax benefits on share-based compensation		3		1		—
Equity component of 3.5% exchangeable notes		(60)		—		65

Ending Balance	123,751,455	$1,603	122,465,854	$1,639	117,894,443	$1,554

Retained Earnings
Beginning Balance		$511		$(323)		$(378)
Net earnings attributable to TRW		1,157		834		55

Ending Balance		$1,668		$511		$(323)

Accumulated Other Comprehensive Earnings (Losses)
Beginning Balance		$(87)		$(71)		$309
Foreign currency translation		(142)		12		126
Retirement obligations, net of tax(a)		(46)		(35)		(648)
Deferred cash flow hedges, net of tax(b)		(56)		7		142

Ending Balance		$(331)		$(87)		$(71)

Total TRW Stockholders' Equity
Beginning Balance		$2,063		$1,160		$1,131
Change in capital stock and paid-in-capital		(36)		85		354
Change in retained earnings		1,157		834		55
Change in accumulated other comprehensive earnings (losses)		(244)		(16)		(380)

Ending Balance		$2,940		$2,063		$1,160

Noncontrolling Interest
Beginning Balance		$175		$149		$137
Net earnings		38		41		18
Foreign currency translation		1		—		3
Divestitures		(3)		—		—
Cash dividends paid to noncontrolling interest		(12)		(20)		(9)
Capital contribution from noncontrolling interest		—		5		—

Ending Balance		$199		$175		$149

Total Equity		$3,139		$2,238		$1,309

Comprehensive Earnings (Losses)
Net earnings		$1,195		$875		$73
Foreign currency translation		(141)		12		129
Retirement obligations, net of tax(a)		(46)		(35)		(648)
Deferred cash flow hedges, net of tax(b)		(56)		7		142

Total comprehensive earnings (losses)		$952		$859		$(304)

(a)	Tax on retirement obligations for the years ended December 31, 2011, 2010 and 2009 was $(97) million, $(39) million, and $227 million, respectively.

(b)	Tax on deferred cash flow hedges as of December 31, 2011, 2010 and 2009 was $17 million, $(3) million, and $(28) million, respectively.

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements

1.	Description of Business

TRW Automotive Holdings Corp. (also referred to herein as the “Company”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”) and related aftermarkets. The Company conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily airbags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). The Company is primarily a “Tier 1” supplier (a supplier that sells to OEMs). In 2011, approximately 84% of the Company’s end-customer sales were to major OEMs.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Earnings per Share.    Basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance, including stock options, restricted stock units (“RSUs”) and stock-settled stock appreciation rights (“SSARs”). Further, if the inclusion of shares potentially issuable for the Company’s 3.50% exchangeable senior unsecured notes (see Note 12) is more dilutive than the inclusion of the interest expense for those exchangeable notes, the Company utilizes the “if-converted” method to calculate diluted earnings per share. Under the if-converted method, the Company adjusts net earnings to add back interest expense and amortization of the discount recognized on the exchangeable notes and includes the number of shares potentially issuable related to the exchangeable notes in the weighted average shares outstanding.

If the average market price of the Company’s common stock exceeds the exercise price of stock options outstanding or the fair value on the date of grant of the SSARs, the treasury stock method is used to determine the incremental number of shares to be included in the diluted earnings per share computation.

Net earnings attributable to TRW and the weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Years Ended December 31,
	2011	2010	2009
	(In millions, except per share amounts)
Net earnings attributable to TRW	$1,157	$834	$55
Interest expense on exchangeable notes, net of tax	8	9	—
Amortization of discount on exchangeable notes, net of tax	8	9	—

Net earnings attributable to TRW for purposes of calculating diluted earnings per share	$1,173	$852	$55

Basic:
Weighted average shares outstanding	123.5	119.8	107.8

Basic earnings per share	$9.37	$6.96	$0.51

Diluted:
Weighted average shares outstanding	123.5	119.8	107.8
Effect of dilutive stock options, RSUs and SSARs	2.0	2.7	0.9
Shares applicable to exchangeable notes	7.5	8.8	—

Diluted weighted average shares outstanding	133.0	131.3	108.7

Diluted earnings per share	$8.82	$6.49	$0.51

For the years ended December 31, 2011, 2010 and 2009, the number of securities excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive was approximately one million, de minimis, and 3.2 million, respectively.

In addition, shares potentially issuable for the exchangeable notes were not included in the calculation of earnings per share for the year ended December 31, 2009 because inclusion of the shares would have been less dilutive than inclusion of interest expense.

Cash and Cash Equivalents.    Cash and cash equivalents include all highly liquid investments with remaining maturity dates of three months or less at time of purchase.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Accounts Receivable.    Receivables are stated at amounts estimated by management to be the net realizable value. An allowance for doubtful accounts is recorded when it is probable amounts will not be collected based on specific identification of customer circumstances or age of the receivable. The allowance for doubtful accounts was $38 million and $29 million as of December 31, 2011 and 2010, respectively. Accounts receivable are written off when it becomes apparent such amounts will not be collected. Collateral is not typically required, nor is interest charged on accounts receivable balances.

Inventories.    Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method. Cost includes the cost of materials, direct labor, in-bound freight and the applicable share of manufacturing overhead.

Property, Plant and Equipment.    Property, plant and equipment are stated at cost less accumulated depreciation. Generally, estimated useful lives are as follows:

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

Goodwill and Other Intangible Assets.    The Company performs either a qualitative or quantitative assessment of goodwill for impairment on an annual basis. Goodwill impairment testing is performed at the reporting unit level. The qualitative assessment considers several factors at the reporting unit level including the excess of fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market and industry metrics, actual performance compared to forecasted performance, and our current outlook on the business. If the qualitative assessment indicates it is more likely than not that goodwill is impaired, the reporting unit is quantitatively tested for impairment. To quantitatively test goodwill for impairment, the fair value of each reporting unit is determined and compared to the carrying value. If the carrying value exceeds the fair value, then impairment may exist and further evaluation is required.

Other indefinite-lived intangible assets are subject to impairment analysis annually or more frequently if an event occurs or circumstances indicate the carrying amount may be impaired. Indefinite-lived intangible assets are tested for impairment by comparing the fair value to the carrying value. If the carrying value exceeds the fair value, the asset is adjusted to fair value. Other definite-lived intangible assets are amortized over their estimated useful lives, and tested for impairment in accordance with the methodology discussed in “Asset Impairment Losses.”

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

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

The following table presents the movement in the product warranty liability for the periods indicated:

	Years Ended December 31,
	2011	2010
	(Dollars in millions)
Beginning balance	$124	$118
Current period accruals, net of changes in estimates	52	67
Used for purposes intended	(42)	(59)
Effects of foreign currency translation	(4)	(2)

Ending balance	$130	$124

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

Research and Development.    Research and development programs include research and development for commercial products. Costs for such programs are expensed as incurred. Any reimbursements received from customers are netted against such expenses. Research and development expenses were $155 million, $132 million, and $134 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Financial Instruments.    The Company follows ASC 815, “Derivatives and Hedging,” in accounting for financial instruments. Under ASC 815, the gain or loss on derivative instruments that have been designated and qualify as hedges of the exposure to changes in the fair value of an asset or a liability, as well as the offsetting gain or loss on the hedged item, are recognized in net earnings during the period of the change in fair values. For derivative instruments that have been designated and qualify as hedges of the exposure to variability in expected future cash flows, the gain or loss on the derivative is initially reported as a component of other comprehensive earnings and reclassified to the consolidated statements of earnings when the underlying hedged transaction affects net earnings. Any gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in net earnings during the period of change. Derivatives not designated as hedges are adjusted to fair value through net earnings.

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

Accumulated Other Comprehensive Earnings (Losses).    The components of accumulated other comprehensive earnings (losses), net of related tax, (excluding noncontrolling interest) are as follows:

	As of December 31,
	2011	2010
	(Dollars in millions)
Foreign currency translation, net	$16	$158
Retirement obligations, net	(299)	(253)
Unrealized net losses on cash flow hedges, net	(48)	8

Accumulated other comprehensive earnings (losses)	$(331)	$(87)

Recently Adopted Accounting Pronouncements.    In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles — Goodwill and Other,” which updates ASC Topic 350. ASU No. 2011-08 gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the quantitative assessment. Otherwise, a company is not required to perform the quantitative assessment. ASU No. 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 in the fourth quarter of 2011 with no impact on the Company’s consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Recently Issued Accounting Pronouncements.    In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which updates ASC Topic 220. ASU No. 2011-05 eliminates the ability of reporting entities to present changes in other comprehensive income as a component of stockholder’s equity, and requires that changes in other comprehensive income be shown either in a continuous statement of comprehensive income or as a statement immediately following the statement of earnings. While certain requirements of this ASU have been deferred, this ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Upon adoption, this ASU will have no impact on the Company’s consolidated financial statements other than presentation of comprehensive income and will be presented retrospectively.

In June 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which amends ASC 210 — “Balance Sheet.” The amendments require enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with certain recognized assets and certain recognized liabilities. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with general netting standards under current GAAP or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with general netting standards under current GAAP. ASU No. 2011-11 is effective, on a retrospective basis, for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2011-11 will not impact the Company’s consolidated financial statements but may result in additional footnote disclosures.

3.	Acquisitions and Divestitures

Acquisitions.    During the first quarter of 2011, the Company completed an acquisition in its Chassis Systems segment. Based on the fair value of the net assets acquired in comparison to the purchase price, the Company initially recorded a gain on business acquisition of approximately $9 million. The acquisition resulted in a gain due to the seller’s decision to exit a non-core business operation. Since the acquisition, the Company has assessed certain contingent liabilities that existed at the acquisition date but for which insufficient information was available at the time to determine the value. During the fourth quarter, the Company determined approximately $2 million of additional liabilities existed at the acquisition date and has decreased the gain accordingly.

Divestitures.    During 2011, the Company completed divestitures of certain non-safety related assets and businesses in Asia and its cold forming business in Japan, all of which were included in the Chassis Systems segment. The Company received cash proceeds of approximately $40 million and recognized net gains on sales of $11 million for these asset sales.

4.	Inventories

The major classes of inventory are as follows:

	As of December 31,
	2011	2010
	(Dollars in millions)
Finished products and work in process	$406	$369
Raw materials and supplies	439	391

Total inventories	$845	$760

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

5.	Property, Plant and Equipment

The major classes of property, plant and equipment are as follows:

	As of December 31,
	2011	2010
	(Dollars in millions)
Property, plant and equipment:
Land and improvements	$211	$235
Buildings	733	746
Machinery and equipment	4,798	4,487
Computers and capitalized software	89	92

	5,831	5,560

Accumulated depreciation and amortization:
Land and improvements	(28)	(28)
Buildings	(336)	(332)
Machinery and equipment	(3,252)	(3,016)
Computers and capitalized software	(78)	(84)

	(3,694)	(3,460)

Total property, plant and equipment — net	$2,137	$2,100

Depreciation expense was $432 million, $447 million, and $474 million for the years ended December 31, 2011, 2010 and 2009, respectively.

6.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill are as follows:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Total
	(Dollars in millions)
Balance as of December 31, 2009	$800	$545	$423	$—	$1,768
Effects of foreign currency translation	—	(7)	—	—	(7)

Balance as of December 31, 2010	$800	$538	$423	$—	$1,761
Effects of foreign currency translation	—	(3)	—	—	(3)
Divestitures	(5)	—	—	—	(5)

Balance as of December 31, 2011	$795	$535	$423	$—	$1,753

Annual Assessment.    The Company performed its annual assessment of goodwill for its Chassis Systems, Occupant Safety Systems and Electronics segments as of October 31, 2011, 2010 and 2009. In 2011, the Company performed a qualitative assessment of goodwill, and concluded that it is more likely than not that each reporting unit’s fair value exceeded its carrying value, thus further impairment testing was not necessary. In 2010 and 2009, the Company performed impairment analysis of goodwill, which indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount, and as such, no reporting unit was at risk of impairment.

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

During the first quarter of 2009, the Company identified an indicator of impairment related to its indefinite-lived trademarks and accordingly performed an impairment test in accordance with ASC 350. The Company determined that one of its trademark intangible assets was impaired and recognized a $30 million impairment loss during the first quarter. The Company performed its annual impairment analysis for trademarks as of October 31, 2011, 2010 and 2009, and concluded that no further impairment existed as of the testing dates.

The following table reflects intangible assets and related accumulated amortization:

	As of December 31,
	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Customer relationships	$67	$(47)	$20	$67	$(36)	$31
Developed technology and other intangible assets	99	(85)	14	92	(82)	10

Total	166	$(132)	34	159	$(118)	41

Indefinite-lived intangible assets:
Trademarks	264		264	263		263

Total	$430		$298	$422		$304

The weighted average amortization periods for intangible assets subject to amortization are as follows:

Weighted Average Amortization Period
Customer relationships	5 years
Developed technology and other intangible assets	9 years

The Company expects that ongoing amortization expense will approximate the following:

(Dollars in millions)
Fiscal year 2012	$12
Fiscal year 2013	10
2014 and beyond	12

The expected amortization expense for 2014 and beyond primarily related to land use rights.

For intangible assets that are eligible for renewal or extension, the Company expenses all costs associated with obtaining the renewal or extension.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

7.	Other (Income) Expense — Net

The following table provides details of other income:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Net provision for bad debts	$14	$2	$11
Net gains on sales of assets and divestitures	(15)	(3)	(4)
Foreign currency exchange (gains) losses	—	(10)	11
Royalty and grant income	(26)	(16)	(28)
Legacy pension litigation	(6)	8	—
Miscellaneous other income	(22)	(19)	(8)

Other (income) expense — net	$(55)	$(38)	$(18)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

8.	Income Taxes

Income tax expense for each of the periods presented is as follows:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
The components of earnings before income taxes are as follows:
U.S.	$355	$390	$82
Non-U.S.	793	651	58

	$1,148	$1,041	$140

Significant components of the provision for income taxes are as follows:
Current
U.S. Federal	$—	$—	$(1)
Non-U.S.	97	108	72
U.S. State and Local	1	2	—

Total current	98	110	71

Deferred
U.S. Federal	(157)	8	(2)
Non-U.S.	19	48	(2)
U.S. State and Local	(7)	—	—

Total deferred	(145)	56	(4)

Income tax expense	$(47)	$166	$67

The reconciliation of income taxes calculated at the U.S. federal statutory income tax rate of 35% to income tax expense is:
Income taxes at U.S. statutory rate	$399	$364	$49
Difference in income tax on foreign earnings, losses and remittances	(77)	(36)	1
Tax holidays and incentives	(33)	(23)	(17)
Valuation allowance	(326)	(144)	44
Intraperiod tax allocation from other comprehensive earnings	—	—	(5)
Nondeductible expenses	9	6	3
Other	(19)	(1)	(8)

	$(47)	$166	$67

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial statement purposes. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2011	2010
	(Dollars in millions)
Deferred tax assets:
Pensions and postretirement benefits other than pensions	$86	$180
Inventory	40	39
Reserves and accruals	272	226
Net operating loss and credit carryforwards	592	795
Fixed assets and intangibles	47	56
Other	84	54

Total deferred tax assets	1,121	1,350
Valuation allowance for deferred tax assets	(273)	(775)

Net deferred tax assets	848	575

Deferred tax liabilities:
Pensions and postretirement benefits other than pensions	(287)	(109)
Fixed assets and intangibles	(190)	(189)
Undistributed earnings of foreign subsidiaries	(142)	(59)
Deferred gain	(69)	(75)
Other	(72)	(92)

Total deferred tax liabilities	(760)	(524)

Net deferred taxes	$88	$51

The Company has separately reflected the current deferred tax asset and the long term deferred tax assets and liabilities on the consolidated balance sheets for December 31, 2011 and 2010. However, the current deferred tax liability of $19 million as of December 31, 2011 and $26 million as of December 31, 2010 is included in other current liabilities on the consolidated balance sheets.

As of December 31, 2011 and 2010, the Company had deferred tax assets from domestic and foreign net operating loss and tax credit carryforwards of approximately $592 million and $795 million, respectively. Approximately $196 million of the deferred tax assets at December 31, 2011 relate to net operating loss carryforwards or tax credits that can be carried forward indefinitely with the remainder expiring between 2012 and 2031. The deferred tax asset relating to domestic net operating loss carryforwards as of December 31, 2011 is lower than the actual amount reported on our domestic tax returns by approximately $95 million. This difference is the result of tax deductions in excess of financial statement amounts for stock based compensation and tax deductible goodwill. When these amounts are realized, the Company will record a credit to additional paid in capital and financial statement goodwill, respectively.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include but are not limited to: recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling twelve quarters of pre-tax book results adjusted for significant permanent book to tax differences as a measure of cumulative results in recent years. In certain foreign jurisdictions, our analysis indicates that we have cumulative three year historical losses on this basis. This is considered significant negative evidence which is difficult to overcome. However, the three year loss position is not solely determinative and, accordingly, management considers all other available positive and negative evidence in its analysis. Based upon this analysis, management concluded that it is more likely than not that the net deferred tax assets in certain foreign jurisdictions may not be realized in the future. Accordingly, the Company continues to maintain a valuation allowance related to those net deferred tax assets.

In the United States, the Company has historically had cumulative losses in recent years. However, that position changed to a three year cumulative income position during the fourth quarter of 2011. This position, along with management’s analysis of all other available evidence, resulted in the conclusion that the net deferred tax asset in the United States is more likely than not to be utilized. As such, the valuation allowance previously recorded against the net deferred tax assets in the United States has been reversed.

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

As part of the review in determining the need for a valuation allowance, the Company assesses the potential release of existing valuation allowances. Based upon this assessment, the Company has concluded that there is more than a remote possibility that the existing valuation allowances, of up to $36 million, on various foreign net deferred tax assets could be released. Such a release is dependent upon either the continued and sustained improvement in operating results or the ability and willingness to implement certain tax planning strategies as defined in ASC 740 “Income Taxes.”

During 2011, the Company recorded a tax benefit of $326 million related to reductions in our global valuation allowance against net deferred tax assets, which is comprised of two items: 1) a net benefit of $131 million resulting from net income in the U.S. and certain foreign jurisdictions with no corresponding tax expense due to utilization of valuation allowances, and 2) a benefit of $195 million resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in the United States, Poland, Czech Republic, and Italy. During 2010, the Company recorded a tax benefit of $144 million related to reductions in our global valuation allowance against net deferred tax assets, which is comprised of two items: 1) a net benefit of $132 million resulting from net income in the U.S. and certain foreign jurisdictions with no corresponding tax expense due to utilization of valuation allowances,

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

and 2) a benefit of $12 million resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in certain foreign subsidiaries.

At December 31, 2011, 2010, and 2009, the Company had $148 million, $172 million, and $166 million of gross unrecognized tax benefits, respectively. In addition, at December 31, 2011, 2010, and 2009 the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $120 million, $121 million, and $105 million, respectively. The gross unrecognized tax benefits differ from the amount that would affect the effective tax rate due to the impact of valuation allowances, and foreign country offsets relating to transfer pricing adjustments.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2011	2010	2009
	(Dollars in millions)
Balance, January 1,	$172	$166	$213
Additions based on tax positions related to the current year	6	16	1
Additions for tax positions of prior years	19	28	7
Reductions for tax positions of prior years	(38)	(22)	(44)
Reductions for settlements	(8)	(3)	(7)
Reductions due to lapse in statute of limitations	(2)	(5)	(9)
Change attributable to foreign currency translation	(1)	(8)	5

Balance, December 31,	$148	$172	$166

The Company operates globally but considers its more significant tax jurisdictions to include the United States, Germany, Brazil, China, the Czech Republic, Poland, Spain, and the United Kingdom. Generally, the Company has years open to tax examination in significant tax jurisdictions from 2006 forward, with the exception of Germany which has open tax years from 2001 forward for certain entities. The income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. It is possible that some or all of these examinations will conclude within the next 12 months. It is not possible at this point in time, however, to estimate whether the outcome of any examination will result in a significant change in the Company’s gross unrecognized tax benefits.

The Company recognizes interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. At December 31, 2011, 2010, and 2009, accrued interest and penalties related to unrecognized tax benefits was $30 million, $30 million, and $35 million, respectively. Tax expense for the years ended December 31, 2011, 2010, and 2009 includes net interest and penalties of $6 million, $2 million, and $2 million, respectively on unrecognized tax benefits.

Northrop Indemnifications.    The master purchase agreement between Northrop Grumman Corporation (“Northrop”) and an affiliate of The Blackstone Group, L.P. (“Blackstone”) relating to the Company’s acquisition included certain indemnification provisions whereby the Company was indemnified for income and other tax liabilities and losses attributable to pre-acquisition periods. During the fourth quarter of 2011, the Company entered into Amendment No. 3 to this master purchase agreement. As a result of the amendment, the Company is now responsible for all tax risks and potential benefits related to periods prior to the acquisition in 2003. The amendment resulted in a benefit recorded to income tax expense during the quarter of $40 million.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

9.	Retirement Benefits

Pension Plans

A significant number of employees of the Company and its subsidiaries participate in the Company’s defined benefit plans or retirement/termination indemnity plans.

The following table provides a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for the years ended December 31, 2011 and December 31, 2010 and a statement of the funded status as of December 31, 2011 and 2010:

	2011			2010
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Total accumulated benefit obligation at December 31,	$1,278	$4,518	$757	$1,152	$4,381	$717

Change in benefit obligation:
Benefit obligations at beginning of period	$1,159	$4,381	$760	$1,085	$4,602	$789
Service cost	4	—	19	6	—	18
Interest cost	62	243	41	63	250	39
Plan amendments	—	—	—	—	—	2
Actuarial (gain) loss	121	235	68	105	(47)	(18)
Foreign currency exchange rate changes	—	(12)	(25)	—	(122)	(18)
Curtailment / settlement (gain) loss	—	(40)	—	(33)	(5)	(3)
Net transfer in / (out)	—	—	(10)	—	—	—
Benefits paid	(62)	(289)	(50)	(67)	(297)	(49)

Benefit obligations at December 31,	1,284	4,518	803	1,159	4,381	760

Change in plan assets:
Fair value of plan assets at beginning of period	927	4,827	297	779	4,775	274
Actual return on plan assets, less plan expense	10	920	(1)	101	388	21
Foreign currency exchange rate changes	—	(32)	(6)	—	(127)	13
Company contributions	82	48	44	143	93	38
Settlements	—	(40)	—	(29)	(5)	—
Acquisitions / (Divestitures)	—	—	(6)	—	—	—
Benefits paid	(62)	(289)	(50)	(67)	(297)	(49)

Fair value of plan assets at December 31,	957	5,434	278	927	4,827	297

Funded status at December 31,	$(327)	$916	$(525)	$(232)	$446	$(463)

In 2011, obligations relating to a certain group of deferred vested participants were settled in the U.K. resulting in a reduction in the obligations through payments of $40 million. In 2010, certain supplemental retirement plans were settled resulting in a reduction in the obligations through payments of $29 million and $5 million in the U.S. and U.K., respectively. Also in 2010, the U.S. salaried pension plan was closed to future benefit accruals resulting in a reduction in the obligation of $4 million in the U.S.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table provides the amounts recognized in the consolidated balance sheets:

	As of December 31,
	2011			2010
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Non-current assets	$—	$916	$2	$2	$446	$6
Current liabilities	—	—	(23)	—	—	(22)
Long-term liabilities	(327)	—	(504)	(234)	—	(447)

Net amount recognized	$(327)	$916	$(525)	$(232)	$446	$(463)

The pre-tax amounts recognized in accumulated other comprehensive earnings (losses) consist of:

	As of December 31,
	2011			2010
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Prior service benefit (cost)	$(2)	$—	$(3)	$(4)	$—	$(4)
Net gain (loss)	(391)	140	(160)	(204)	(189)	(80)

Accumulated other comprehensive earnings (loss)	$(393)	$140	$(163)	$(208)	$(189)	$(84)

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	As of December 31,
	2011		2010
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Projected benefit obligation	$1,284	$766	$1,138	$726
Accumulated benefit obligation	1,278	720	1,132	683
Fair value of assets	957	239	904	257

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table provides the components of net pension cost (income) and other amounts recognized in other comprehensive (earnings) loss for the Company’s defined benefit pension plans and defined contribution plans:

	Years Ended December 31,
	2011			2010			2009
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Net pension cost (income)
Defined benefit plans:
Service cost	$4	$—	$19	$6	$—	$18	$10	$12	$16
Interest cost	62	243	41	63	250	39	65	248	40
Expected return on plan assets	(78)	(343)	(20)	(77)	(327)	(21)	(81)	(339)	(18)
Curtailment/Settlement (gain) loss	—	—	—	(26)	1	(1)	1	—	—
Amortization of prior service (benefit) cost	2	—	1	(5)	—	—	(5)	—	—
Amortization of net (gain) loss	1	—	3	—	—	2	(2)	(28)	(1)

Defined benefit plans	(9)	(100)	44	(39)	(76)	37	(12)	(107)	37
Defined contribution plans cost	21	1	16	12	—	12	3	—	10

Net pension cost (income)	12	(99)	60	(27)	(76)	49	(9)	(107)	47

Other changes in plan assets and benefit obligations recognized in other comprehensive (earnings) loss
Prior service (benefit) cost	—	—	—	35	—	1	4	—	(4)
Net (gain) loss	188	(329)	83	68	(116)	(16)	(10)	735	76
Amortization of prior service benefit (cost)	(2)	—	(1)	5	—	—	5	—	—
Amortization of net gain (loss)	(1)	—	(3)	—	—	(2)	2	28	1

Total recognized in other comprehensive (earnings) loss	185	(329)	79	108	(116)	(17)	1	763	73

Total recognized net pension (income) cost and other comprehensive (earnings) loss	$197	$(428)	$139	$81	$(192)	$32	$(8)	$656	$120

During the year ended December 31, 2010, the Company recorded a gain of $35 million related to the curtailment of the U.S. salaried pension plan, partially offset by a $9 million loss on settlement of certain supplemental retirement plans in the U.S.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The estimated amounts that will be amortized from accumulated other comprehensive earnings over the next fiscal year are as follows:

	Year Ending December 31, 2012
	U.S.	Rest of World
	(Dollars in millions)
Prior service (benefit) cost	$2	$—
Net (gain) loss	19	9

Total	$21	$9

Plan Assumptions.    The weighted-average assumptions used to determine net periodic benefit cost were:

	Years Ended December 31,
	2011			2010			2009
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
Discount rate	5.50%	5.50%	5.44%	6.00%	5.75%	5.27%	6.25%	6.50%	6.22%
Expected long-term return on plan assets	8.00%	6.50%	6.36%	8.36%	6.50%	6.69%	8.50%	6.75%	6.56%
Rate of increase in compensation levels	4.78%	N/A	2.89%	4.00%	N/A	2.84%	4.00%	3.75%	2.84%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In 2009, the U.K. pension plan was closed to future benefits, therefore the rate of increase in compensation was not applicable in determining the net period benefit cost for 2011 and 2010, nor in determining the benefit obligation as of December 31, 2011 and 2010.

The weighted-average assumptions used to calculate the benefit obligations were:

	As of December 31,
	2011			2010
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
Discount rate	4.75%	4.75%	4.82%	5.50%	5.50%	5.44%
Rate of increase in compensation levels	4.76%	N/A	2.92%	4.78%	N/A	2.89%

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

In 2009, the Trustees for the U.K. pension plan approved a realignment of the then-existing policy in order to reduce the volatility and risk in the investment performance as well as to increase the investment allocation in a liability driven cash-flow matching strategy. This realignment provided for an increase in the plan’s interest

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

rate and inflation hedging program as well as a reduction in the exposure to downside risk in equity markets. The realigned asset portfolio is expected to yield a similar long-term return as compared to the previous asset portfolio but with a closer matching of investment cash flows to expected future liability outflows.

In 2011, the existing U.S. investment policy was realigned similar to the strategy previously implemented in the U.K. The objective of this change was to maintain the expected return on assets while allocating assets in line with a liability driven investment philosophy. The new allocation replaced equity holdings with structured equity derivatives allowing for assets to be re-invested in liability matching fixed income securities. Additional downside equity protection was put in place, significantly reducing volatility. Previously the U.S. pension plan sought a target allocation of 60% in equity investments and 40% in fixed income investments.

As of December 31, 2011, this resulted in an asset allocation for all plans of 63% in fixed income investments, 11% in equity and structured equity investments, 4% in real estate, 15% in cash and 7% in other investments. Equity investments include investments in large-cap and mid-cap companies and mutual funds located throughout the world. Structured equity investments include equity option “collar” structures which reduce the outright exposure to falls in the levels of underlying equity markets. Fixed income securities include government bonds, corporate bonds of companies from diversified industries and collateral assets held in government bonds for structured equity holdings. Real estate includes investments in real estate and funds that invest in real estate. Cash and other investments primarily include cash held by the plan, U.K. government treasuries and certain types of derivative instruments including interest rate and inflation swaps that are utilized to manage risks associated with the assets held by the plan.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The fair value of the Company’s U.S. and U.K. pension plan assets, by asset category, is as follows:

	As of December 31,
	2011			2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash and cash equivalents	$938	$—	$—	$1,386	$—	$—
Fixed income investments:
Corporate bonds	1,687	—	—	333	—	—
U.K. government guaranteed bonds	2,148	—	—	341	—	—
Collateral assets for structured equity holdings	212	—	—	1,649	—	—
Interest rate and inflation swaps, net	—	504	—	—	298	—
Equities:
Common stock	3	—	—	695	—	—
Structured equity holdings	—	685	—	—	410	—
Common/collective trusts	—	—	—	—	532	—
Real estate	—	272	—	—	278	—
Other	—	(58)	—	—	(168)	—

Total assets at fair value	$4,988	$1,403	$—	$4,404	$1,350	$—

Contributions.    In 2012, the Company’s minimum expected funding is approximately $52 million for U.S. pension plans (subject to reduction based on application of 2011 discretionary payments), $46 million for the U.K. pension plan and approximately $44 million for pension plans in the rest of the world. However, the Company may, at its discretion, make additional contributions.

Expected Future Pension Benefit Payments.    The following pension benefit payments, which reflect current obligations and expected future service, as appropriate, are expected to be paid from the underlying plans to the participants:

Years Ending December 31,	U.S.	U.K.	Rest of World
	(Dollars in millions)
2012	$64	$258	$47
2013	64	260	43
2014	65	260	44
2015	66	262	45
2016	88	262	47
2017 — 2021	360	1,336	252

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

Restructuring Curtailments.    For the years ended 2010 and 2009, the Company recorded curtailment gains as a result of the headcount reductions that were undertaken, and the corresponding reduction of pension benefit obligations to those employees. Such curtailments are reflected in restructuring charges in the accompanying consolidated statement of earnings (see Note 13).

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

The following table provides a reconciliation of the changes in the plans’ benefit obligation and fair value of assets during the years ended December 31, 2011 and December 31, 2010, and a statement of the funded status of the programs as of December 31, 2011 and 2010:

	2011		2010
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Change in benefit obligation:
Benefit obligations at beginning of period	$396	$99	$411	$112
Service cost	1	1	1	1
Interest cost	20	5	23	6
Actuarial (gain) loss	67	13	8	(5)
Foreign currency exchange rate changes	—	(3)	—	4
Plan amendments	(91)	—	(6)	—
Curtailment / settlement (gain) loss	—	(3)	(3)	(10)
Plan participant contributions	3	—	4	—
Benefits paid	(39)	(7)	(42)	(9)

Benefit obligations at December 31,	357	105	396	99

Change in plan assets:
Fair value of plan assets at beginning of period	—	—	—	—
Company contributions	36	8	39	12
Plan participant contributions	3	—	4	—
Settlements	—	(1)	(1)	(3)
Benefits paid	(39)	(7)	(42)	(9)

Fair value of plan assets at December 31,	—	—	—	—

Funded status at December 31,	$(357)	$(105)	$(396)	$(99)

The following table provides the amounts recognized in the consolidated balance sheets:

	As of December 31,
	2011		2010
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Current liabilities	$(35)	$(6)	$(35)	$(7)
Long-term liabilities	(322)	(99)	(361)	(92)

Total amount recognized	$(357)	$(105)	$(396)	$(99)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The pre-tax amounts recognized in accumulated other comprehensive earnings (losses) consist of:

	As of December 31,
	2011		2010
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Prior service benefit (cost)	$198	$35	$124	$42
Net gain (loss)	(34)	(17)	35	(5)

Accumulated other comprehensive earnings (loss)	$164	$18	$159	$37

The following table provides the components of net postretirement benefit (income) cost and other amounts recognized in other comprehensive (earnings) loss for the plans.

	Years Ended December 31,
	2011		2010		2009
	U.S.	Rest of World	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Net postretirement benefit (income) cost:
Service cost	$1	$1	$1	$1	$1	$1
Interest cost	20	5	23	6	24	7
Curtailment/Settlement (gain) loss	—	(2)	(3)	(5)	(9)	(4)
Amortization of prior service (benefit) cost	(15)	(6)	(15)	(6)	(14)	(5)
Amortization of net (gain) loss	(4)	—	(5)	—	(7)	—

Net postretirement benefit (income) cost	2	(2)	1	(4)	(5)	(1)

Other changes in plan assets and benefit obligations recognized in other comprehensive (earnings) loss:
Prior service (benefit) cost	(89)	1	(6)	(2)	(11)	(18)
Net (gain) loss	65	12	8	(5)	38	3
Amortization of prior service benefit (cost)	15	6	15	6	14	5
Amortization of net gain (loss)	4	—	5	—	7	—

Total recognized in other comprehensive (earnings) loss	(5)	19	22	(1)	48	(10)

Total recognized net postretirement benefit (income) cost and other comprehensive (earnings) loss	$(3)	$17	$23	$(5)	$43	$(11)

Curtailments and Settlements.    During the years ended December 31, 2011, 2010 and 2009, the Company recorded settlement gains of approximately $2 million, $8 million, and $8 million, respectively, related to retiree medical buyouts. The Company recorded curtailment gains during the year ended December 31, 2009 of approximately $5 million related to the termination of retiree medical benefits for certain hourly employees.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The estimated amounts that will be amortized from accumulated other comprehensive earnings over the next fiscal year are as follows:

	Year Ending December 31, 2012
	U.S.	Rest of World
	(Dollars in millions)
Prior service (benefit) cost	$(22)	$(6)
Net actuarial (gain) loss	—	1

Total	$(22)	$(5)

Restructuring Curtailments.    The Company recorded curtailment gains during the year ended December 31, 2009 as a result of headcount reductions that were undertaken during 2009, and the corresponding reduction of retiree medical benefit obligations to those employees. Such curtailments are reflected in restructuring charges in the accompanying consolidated statements of earnings (see Note 13).

Plan Assumptions.    The weighted-average assumptions used to determine net postretirement benefit (income) cost were:

	Years Ended December 31,
	2011		2010		2009
	U.S.	Rest of World	U.S.	Rest of World	U.S.	Rest of World
Discount rate	5.50%	5.50%	6.00%	5.75%	6.25%	6.50%

The discount rate and assumed health care cost trend rates used in the measurement of the benefit obligation as of the applicable measurement dates were:

	As of December 31,
	2011		2010
	U.S.	Rest of World	U.S.	Rest of World
Discount rate	4.75%	4.50%	5.50%	5.50%
Initial health care cost trend rate at end of year	7.00%	7.00%	7.63%	7.50%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2018	2015	2018	2015

A one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One-Percentage-Point
	Increase		Decrease
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Effect on total of service and interest cost components for the year ended December 31, 2011	$2	$1	$(2)	$(1)
Effect on postretirement benefit obligation as of measurement date	$24	$10	$(22)	$(8)

Contributions.    The Company funds its OPEB obligations on a pay-as-you-go basis. In 2012, the Company expects to contribute approximately $42 million to its OPEB plans.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Expected Future Postretirement Benefit Payments.    The following postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending December 31,	U.S.	Rest of World
	(Dollars in millions)
2012	$35	$7
2013	34	7
2014	33	7
2015	31	7
2016	30	7
2017 — 2021	129	34

10.	Fair Value Measurements

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Items Measured at Fair Value on a Recurring Basis

The fair value measurements for assets and liabilities recognized in the Company’s consolidated balance sheet are as follows:

	As of December 31,
	2011			2010
	Carrying Value	Fair Value	Measurement Approach	Carrying Value	Fair Value
	(Dollars in millions)
Foreign currency exchange contracts — current assets	$3	$3	Level 2	$18	$18
Foreign currency exchange contracts — noncurrent assets	—	—	Level 2	1	1
Short-term debt, fixed and floating rate	65	65	Level 2	23	23
Floating rate long-term debt	1	1	Level 2	6	6
Fixed rate long-term debt	1,466	1,585	Level 2	1,817	2,165
Foreign currency exchange contracts — current liability	27	27	Level 2	1	1
Foreign currency exchange contracts — noncurrent liability	29	29	Level 2	—	—
Interest rate swap contracts — noncurrent liability	1	1	Level 2	2	2
Commodity contracts — current liability	4	4	Level 2	6	6
Commodity contracts — noncurrent liability	—	—	Level 2	3	3

The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s floating rate short-term debt instruments approximates fair value because of the variable interest rates pertaining to those instruments.

The fair value of long-term debt was determined primarily from quoted market prices, as provided by participants in the secondary marketplace. For long-term debt without a quoted market price, the Company computed the fair value using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements. Upon issuance of the Company’s exchangeable notes, a debt discount was recognized as a decrease in debt and an increase in equity. Accordingly, the Company’s fair value and carrying value of long-term fixed rate debt is net of the unamortized discount of $31 million as of December 31, 2011.

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

There were no changes in the Company’s valuation techniques during the year ended December 31, 2011.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table represents the movement of amounts reported in accumulated other comprehensive earnings (losses) from deferred cash flow hedges, net of tax.

	Years Ended December 31,
	2011	2010
	(Dollars in millions)
Balance at beginning of period	$8	$1
Net change in derivative fair value and other movements during the year	(45)	27
Net amounts reclassified to statement of earnings during the year	(11)	(20)

Balance at end of period	$(48)	$8

The gains and losses reclassified into earnings include the discontinuance of cash flow hedges which were immaterial in 2011 and 2010.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, including investments in affiliates, which are written down to fair value as a result of impairment (see Note 6 for impairments of intangible assets and Note 13 for impairments of long-lived assets), asset retirement obligations, and restructuring liabilities (see Note 13).

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

As of December 31, 2011, the Company had $59 million of restructuring accruals and $9 million of asset retirement obligations, which were measured at fair value upon initial recognition of the associated liability. For the year ended December 31, 2011, the Company recorded asset impairments of $7 million associated with its determination of the fair value of its long-lived assets that exhibited indicators of impairment.

11.	Financial Instruments

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The Company manufactures and sells its products in countries throughout the world. As a result, it is exposed to fluctuations in foreign currency exchange rates. The Company enters into foreign exchange contracts to hedge portions of its foreign currency denominated forecasted revenues, purchases and the subsequent cash flows after considering natural offsets within the consolidated group. The effective part of the gains or losses on these instruments, are generally recorded in other comprehensive earnings (losses) until the underlying transaction is recognized in net earnings. The earnings impact is reported either in sales, cost of sales, or other expense (income) — net, to match the underlying transaction. The ineffective portion of the gains or losses on these contracts, as well as all gains or losses on contracts which are held for economic purposes but not designated for hedge accounting treatment (including contracts that do not qualify for hedge accounting purposes), are reported in earnings immediately.

In addition, the Company enters into certain foreign exchange contracts that do not qualify for hedge accounting under ASC 815 to hedge recognized foreign currency transactions. Gains and losses on these contracts are recorded in net earnings and are substantially offset by the effect of the revaluation of the underlying foreign currency denominated transaction.

As of December 31, 2011, the Company had a notional value of $2.1 billion in foreign exchange contracts outstanding. These foreign exchange contracts mature at various dates through December 2014. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument.

As of December 31, 2011, the Company had two offsetting interest rate swap agreements outstanding, each with a notional value of $25 million. The Company’s exposure to interest rate risk arises primarily from changes in London Inter-Bank Offered Rates (“LIBOR”).

Derivative Instruments.    The fair value of the Company’s derivative instruments as of December 31, 2011 and 2010 was $23 million and $31 million, respectively, in the asset position, and $81 million and $24 million, respectively, in the liability position. These amounts consist of interest rate contracts, foreign exchange contracts, and commodity contracts, none of which are individually significant.

Cash Flow Hedges.    For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI, and is subsequently reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $23 million of losses, net of tax, which are included in OCI are expected to be reclassified into earnings in the next twelve months.

For the years ended December 31, 2011 and 2010, the effective portion of gains and losses on derivatives designated as cash flow hedges and recognized in OCI was a loss of $68 million and a gain of $27 million, respectively, of which a loss of $68 million and a gain of $30 million, respectively, were related to foreign currency exchange contracts. The effective portion of gains on cash flow hedges reclassified from OCI into the statement of earnings for the years ended December 31, 2011 and 2010 was $11 million and $13 million, respectively, and was included in various line items on the statement of earnings.

Gains or losses recognized in income related to hedge ineffectiveness for the years ended December 31, 2011 and 2010 were not significant.

Fair Value Hedges.    For any derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the underlying hedged item is recognized in current earnings. As of December 31, 2011 and 2010, the Company had no fair value hedges outstanding.

Undesignated Derivatives.    For the years ended December 31, 2011 and 2010, the Company recognized a loss of $10 million and a gain of $11 million, respectively, in the other (income) expense — net, line item for derivative instruments not designated as hedging instruments.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Credit-Risk-Related Contingent Features.    The Company has entered into International Swaps and Derivatives Association (“ISDA”) agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of December 31, 2011, the Company had not posted any collateral to support its derivatives in a liability position.

12.	Debt

Total outstanding debt of the Company consisted of the following:

	As of December 31,
	2011	2010
	(Dollars in millions)
Short-term debt	$65	$23

Long-term debt:
Senior notes, due 2014	$550	$768
Senior notes, due 2017	693	734
Exchangeable senior notes, due 2015	143	203
Revolving credit facility	—	—
Capitalized leases	21	30
Other borrowings	60	88

Total long-term debt	1,467	1,823
Less current portion	39	20

Long-term debt, net of current portion	$1,428	$1,803

The weighted average interest rates on the Company’s debt as of December 31, 2011 and 2010 were 7.5% and 7.4%, respectively, excluding the effect of interest rate swaps. The maturities of long-term debt outstanding as of December 31, 2011 are:

Years Ended December 31,	(Dollars in millions)
2012	$39
2013	30
2014	554
2015	145
2016	2
Thereafter	697

Total	$1,467

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

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

Senior Note Repurchases.    During 2011 and 2010, the Company repurchased portions of its senior notes totaling approximately $256 million and $152 million, respectively, in principal amount and recorded a loss on retirement of debt of $24 million and $10 million, respectively, including the write-off of a portion of debt issuance costs, discounts and premiums.

During 2009, due to the prevailing market conditions, the Company was able to repurchase $57 million in principal amount of its senior unsecured notes in the open market at a significant discount. The Company utilized cash of $16 million to repurchase the senior unsecured notes, and recognized a gain of $41 million after the write off of de minimis applicable debt issuance costs and premiums.

In each case, the repurchased notes were retired upon settlement.

Exchangeable Senior Notes

In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015 (the “Exchangeable Senior Notes”) in a private placement. Prior to September 1, 2015, the notes are exchangeable only upon specified events or conditions being met and, thereafter, at any time. None of the conditions or events for the notes to be exchangeable were met as of December 31, 2011, and as such the notes are not currently exchangeable. In the event of an exchange, the initial exchange rate is 33.8392 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.55 per share of common stock), subject to adjustment. Upon exchange, the Company’s exchange obligation may be settled, at its option, in shares of its stock, cash or a combination of cash and shares of its stock. The Exchangeable Senior Notes are senior unsecured obligations of the Company. Interest is payable on June 1 and December 1 of each year. The Exchangeable Senior Notes will mature on December 1, 2015, unless earlier exchanged, repurchased by the Company at the holder’s option upon a fundamental change, or redeemed by the Company after December 6, 2013, at the Company’s option if certain conditions are met.

The Exchangeable Senior Notes were recorded with a debt discount which decreased debt and increased paid-in-capital in order to separate the liability and embedded equity components of the Exchangeable Senior Notes. The debt component will accrete up to the principal amount to effectively yield 9.0% over the term of the debt. The debt discount as of December 31, 2011 and December 31, 2010 was $31 million and $56 million, respectively. The total interest expense on the Exchangeable Senior Notes recognized for the years ended December 31, 2011, 2010 and 2009, was approximately $16 million, $18 million and $2 million, respectively, including $8 million, $9 million and $1 million in each respective period relating to the stated coupon rate.

Exchangeable Senior Note Repurchases.    During 2011, the Company repurchased portions of its Exchangeable Senior Notes totaling approximately $85 million in principal amount and recorded a loss on retirement of debt of $13 million, including the write-off of a portion of debt issuance costs and the debt discount. In addition, the Company recorded a reduction of $66 million to paid-in-capital, relating to the repurchase of the conversion feature of the Exchangeable Senior Notes. The repurchased notes were retired upon settlement.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Senior Secured Credit Facilities

The Company entered into the Seventh Amended and Restated Credit Agreement, dated as of December 21, 2009 (the “Seventh Credit Agreement”), with the lenders party thereto. The Seventh Credit Agreement originally provided for senior secured credit facilities consisting of (i) a revolving credit facility in the amount of $1,256 million, of which $411 million, was to mature May 9, 2012 (the “2012 Portion of the Revolving Credit Facility”) and $845 million scheduled to mature November 30, 2014, subject to certain conditions described below (the “2014 Portion of the Revolving Credit Facility” and, together with the 2012 Portion of the Revolving Credit Facility, the “Revolving Credit Facility”), (ii) a $225 million Tranche A-2 Term Loan Facility (the “Term Loan A-2”), and (iii) a $175 million Tranche B-3 Term Loan Facility (the “Term Loan B-3” and, together with the Revolving Credit Facility and the Term Loan A-2, the “Senior Secured Credit Facilities”).

The 2014 Portion of the Revolving Credit Facility is subject to earlier maturity on December 13, 2013, if (i) the Company has not refinanced its senior unsecured notes due 2014 with debt maturing after August 31, 2016, or (ii) the Company does not then have liquidity available to repay the senior unsecured notes due 2014 plus at least $500 million of additional liquidity.

During 2011, the Company made an offer to the lenders under the 2012 Portion of the Revolving Credit Facility to extend the maturity date of their commitments to November 30, 2014. Lenders comprising $175 million of commitments accepted the offer and became lenders under the 2014 Portion of the Revolving Credit Facility effective May 2, 2011. As a result, effective May 2, 2011, the 2014 Portion of the Revolving Credit Facility was increased to $1,020 million. The Company gave notice to those lenders which did not accept the offer and terminated the remaining commitments under the 2012 Portion of the Revolving Credit Facility effective May 2, 2011. In conjunction with the termination of the 2012 commitments the Company recorded a loss on retirement of debt of $3 million related to the write-off of a portion of debt issuance costs.

During 2010, the Company optionally repaid the full $225 million balance of its outstanding Term Loan A-2 and the full $175 million balance of its outstanding Term Loan B-3 with cash on hand. In conjunction with the repayment of the Term Loan A-2 and the Term Loan B-3, a loss on retirement of debt of $5 million was recorded, $3 million of which was for the write-off of related debt issuance costs, and $2 million was related to the acceleration of interest rate swap losses that had been included in other comprehensive income.

The commitment fee and the applicable margin for borrowing on the Senior Secured Credit Facilities are subject to leverage-based grids. The applicable margin in effect as of December 31, 2011 was 2.75% with respect to base rate borrowings and 3.75% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.50%.

The Senior Secured Credit Facilities are secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive Inc. (“TAI”), a wholly owned subsidiary of TRW Automotive Holdings Corp. (“TAHC”), and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of TAI and substantially all of its domestic subsidiaries and 65% of the stock of foreign subsidiaries owned directly by domestic entities. In addition, foreign borrowings under the Senior Secured Credit Facilities will be secured by assets of the foreign borrowers.

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

Senior Secured Credit Facilities.    The Seventh Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of TAI and its subsidiaries to incur additional indebtedness or issue preferred stock, repay other indebtedness, repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing TAI’s indebtedness, and change the business conducted by the Company. In addition, the Seventh Credit Agreement contains financial covenants relating to a leverage ratio (through the third quarter of 2011, a senior secured leverage ratio) and a minimum interest coverage ratio, which ratios are calculated on a trailing four quarter basis, and require certain prepayments from excess cash flows, as defined. Other covenants restrict the payment of (i) cash dividends on the common stock of TAHC pursuant to a formula based on the Company’s consolidated net income and leverage ratio, and (ii) dividends or other distributions by TAI, subject to specified exceptions. The exceptions include, among others, payments or distributions to enable the Company to enter into certain derivative transactions in relation to TAI’s exchangeable bonds, or in respect of expenses required for TAHC to maintain its corporate existence, general corporate overhead expenses, tax liabilities and legal and accounting fees. Since TAHC is a holding company without any independent operations, it does not have significant cash obligations and is able to meet its limited cash obligations with payments or distributions from TAI under the exceptions to our debt covenants. The Seventh Credit Agreement also includes customary events of default.

As of December 31, 2011, the Company was in compliance with all of its financial covenants.

Other Borrowings

The Company has borrowings under uncommitted credit agreements in many of the countries in which it operates. The borrowings are from various domestic and international banks at quoted market interest rates.

During 2010, with the full repayment of the underlying term debt, an interest rate swap agreement with total notional value of $25 million entered into during 2008 no longer qualified for cash flow hedge accounting. As a result, $2 million of deferred swap losses included in other comprehensive income was recorded as loss on retirement of debt. Subsequent changes in market value were recorded to other (income) expense — net. In December 2010, the Company entered into an offsetting swap with a total notional value of $25 million. The result of the two swaps was to fix the quarterly payments until maturity in 2013. As of December 31, 2011, the Company recorded a net obligation of approximately $1 million related to its offsetting interest rate swap contracts.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

13.	Restructuring Charges and Asset Impairments

On an ongoing basis, the Company evaluates its business and objectives to ensure that it is properly configured and sized based on changing market conditions. Accordingly, the Company implements certain restructuring initiatives, including plant rationalizations and targeted workforce reduction efforts, as it deems appropriate.

The Company’s restructuring charges consist of severance, retention and outplacement services and severance-related postemployment benefits (collectively, “severance and other charges”), curtailment gains related to reductions of pension and retiree medical benefit obligations due to headcount reductions, and asset impairments related to restructuring activities.

For the year ended December 31, 2011, restructuring charges and asset impairments include the following:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Corporate	Total
	(Dollars in millions)
Severance and other charges	$—	$9	$1	$10	$—	$20
Asset impairments related to restructuring activities	—	—	—	1	—	1

Total restructuring charges	—	9	1	11	—	21
Other asset impairments	6	—	—	—	—	6

Total restructuring charges and asset impairments	$6	$9	$1	$11	$—	$27

During 2011, the Company incurred restructuring charges as part of the Company’s ongoing effort to better align the Company’s cost structure with global automotive market conditions. The restructuring charges of $21 million consisted of $7 million related to global workforce reduction initiatives and $14 million related to the closure or planned closure of various facilities. The Company also recorded other asset impairments of $5 million related to the write-down of certain investments where the decline in fair value was determined to be other-than-temporary and $1 million related to the write-down of certain machinery and equipment to fair value based on estimated future cash flows.

For the year ended December 31, 2010, restructuring charges and asset impairments include the following:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Corporate	Total
	(Dollars in millions)
Severance and other charges	$13	$23	$(1)	$11	$1	$47
Curtailment gains — net	(1)	—	—	—	—	(1)
Asset impairments related to restructuring activities	(4)	—	—	—	—	(4)

Total restructuring charges	8	23	(1)	11	1	42
Other asset impairments	2	—	—	1	—	3

Total restructuring charges and asset impairments	$10	$23	$(1)	$12	$1	$45

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

During 2010, the Company incurred restructuring charges as part of the Company’s ongoing effort to better align the Company’s cost structure with global automotive market conditions. The restructuring charges of $42 million consisted of $41 million related to global workforce reduction initiatives and $5 million related to the closure or planned closure of various facilities, partially offset by a gain of $4 million on the sale of a property related to a closed North American braking facility, which was previously impaired as part of a 2008 restructuring action. Other asset impairments of $3 million related to the write-down of certain machinery and equipment to fair value based on estimated future cash flows.

For the year ended December 31, 2009, restructuring charges and asset impairments include the following:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Corporate	Total
	(Dollars in millions)
Severance and other charges	$50	$19	$5	$18	$—	$92
Curtailment gains — net	(4)	—	(1)	(1)	(3)	(9)
Asset impairments related to restructuring activities	4	—	—	—	—	4

Total restructuring charges	50	19	4	17	(3)	87
Other asset impairments	9	—	—	4	—	13

Total restructuring charges and asset impairments	$59	$19	$4	$21	$(3)	$100

As a result of significant declines in general economic conditions and automotive industry production levels during the second half of 2008, the Company undertook a number of restructuring initiatives in efforts to better align its cost structure with lower production levels. During 2009, the Company recorded restructuring charges of $87 million, of which $61 million primarily related to the global workforce reduction initiative that began in 2008 and $26 million related to the closure or planned closure of various facilities. Other asset impairments of $13 million related to the write-down of certain machinery and equipment to fair value based on estimated future cash flows.

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges, including reserves related to severance-related postemployment benefits for both periods presented:

	Years Ended December 31,
	2011	2010
	(Dollars in millions)
Beginning balance	$80	$67
Current period accruals, net of changes in estimates	20	47
Increase in accrual due to business acquisition	6	—
Used for purposes intended	(48)	(33)
Effects of foreign currency translation and transfers	1	(1)

Ending balance	$59	$80

The Company completed an acquisition in the Chassis Systems segment during the first quarter of 2011 and assumed a restructuring liability of $6 million.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Of the $59 million restructuring reserve accrued as of December 31, 2011, approximately $39 million is expected to be paid in 2012. The remaining balance is expected to be paid in 2013 through 2015 and is comprised primarily of involuntary employee termination arrangements in the United States and Europe.

14.	Lease Commitments

The Company leases certain offices, manufacturing and research buildings, machinery, automobiles and computer and other equipment. Such leases, some of which are noncancelable and in many cases include renewals, are set to expire at various dates. Rental expense for operating leases was $111 million, $104 million, and $117 million for the years ended December 31, 2011, 2010, and 2009, respectively.

As of December 31, 2011, the future minimum lease payments for noncancelable capital and operating leases with initial terms in excess of one year were as follows:

Years Ended December 31,	Capital Leases	Operating Leases
	(Dollars in millions)
2012	$7	$89
2013	3	60
2014	3	51
2015	3	43
2016	2	41
Thereafter	5	85

Total minimum payments required	$23	$369

Less amounts representing interest	2

Present value of net minimum capital lease payments	21
Less current installments	7

Obligations under capital leases, excluding current installments	$14

15.	Capital Stock

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the “Common Stock”), of which 123,751,455 shares were issued and outstanding as of December 31, 2011, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the Company’s stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

From time to time, capital stock is issued in conjunction with the exercise of stock options and stock-settled stock appreciation rights and the vesting of restricted stock units issued as part of the Company’s stock incentive plan (see Note 16).

16.	Share-Based Compensation

Equity Awards

Effective in February 2003, the Company established the TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (as amended, the “Plan”). As amended, the Plan permits the grant of up to 23 million stock options, stock appreciation rights, restricted stock and other stock-based awards to the employees, directors or consultants of the Company or its affiliates.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2011, the Company had 3,775,755 shares of Common Stock available for issuance under the Plan. In addition, 2,603,201 stock options, 1,251,379 stock-settled stock appreciation rights (“SSARs”) and 884,750 nonvested restricted stock units were outstanding as of December 31, 2011. All of the SSARs and most of the stock options have an 8-year term and vest ratably over three years, whereas the remaining stock options have a 10-year term and vested ratably over five years. Substantially all of the restricted stock units vest ratably over three years.

Each SSAR entitles the grantee to receive the appreciation in value of one underlying share of the Company’s stock from the grant date fair market value to the lesser of the fair market value on the exercise date or the specified maximum value.

The significant equity award grants during 2011, 2010 and 2009 are as follows:

	February 24, 2011		March 3, 2010		August 26, 2009		February 26, 2009
	SSARs	RSUs	SSARs	RSUs	Stock Options	RSUs	Stock Options	RSUs
Number Granted	908,500	317,650	535,300	632,100	277,900	5,000	678,000	642,400
Exercise price	$54.95		$26.91		$19.02		$2.70
Maximum value	$100.00		$50.00		N/A		N/A

The exercise price of the SSARs and stock options is equal to the average of the high and low stock price of the Company on the grant date.

The total share-based compensation expense recognized for the Plan was as follows:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
SSARs and stock options	$4	$3	$6
Restricted stock units	11	10	8

Total share-based compensation expense	$15	$13	$14

The Company uses historical data to estimate SSAR and option exercise and employee termination assumptions within the valuation model. The expected volatilities are primarily developed using historical data of the Company. The expected life of SSARs and options granted represents the period of time that they are expected to be outstanding. The risk free rate is based on U.S. Treasury zero-coupon yield curves with a remaining term equal to the expected SSAR and option life.

Fair value for SSARs and stock options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	February 24, 2011	March 3, 2010	August 26, 2009	February 26, 2009
Expected volatility	77.3%	75.8%	65.9%	47.3%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	5.0 years	5.0 years	5.0 years	5.0 years
Risk-free rate	2.19%	2.27%	2.44%	2.07%

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

A summary of SSAR and stock option activity under the Plan and changes during the year then ended is presented below:

	Thousands of Options and SSARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(Dollars in millions)
Outstanding at January 1, 2011	4,041	$22.74
Granted	909	54.95
Exercised	(1,063)	22.95
Forfeited or expired	(32)	23.81

Outstanding at December 31, 2011	3,855	30.26	4.5	$29

Exercisable at December 31, 2011	2,319	$23.95	3.1	$20

The weighted-average grant-date fair value of SSARs and stock options granted during the years ended December 31, 2011, 2010 and 2009 was $6.54, $3.45, and $3.97, respectively. The total intrinsic value of SSARs and stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $36 million, $89 million and $2 million, respectively.

A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

Nonvested Units	Thousands of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	1,155	$18.70
Granted	318	54.95
Vested	(562)	18.18
Forfeited	(26)	27.09

Nonvested at December 31, 2011	885	$31.79

The total fair value of restricted stock units vested during the years ended December 31, 2011, 2010 and 2009 were $32 million, $14 million and $1 million, respectively.

As of December 31, 2011, there was $24 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. Such cost is expected to be recognized over a weighted-average period of approximately 2 years.

Cash Awards

For the years ended December 31, 2011, 2010 and 2009, the Company recognized compensation expense associated with its cash-settled share-based compensation and retention awards of approximately $15 million, $19 million and $17 million, respectively. The liability and fair value of the cash awards as of December 31, 2011 were approximately $40 million and $45 million, respectively.

2011 and 2010 Cash Incentive Awards — Executives.    In February 2011 and March 2010, the Company issued cash incentive awards for executive officers (the “2011 and 2010 Awards”). Under the 2011 and 2010 Awards, as of the grant date, the Company set a target amount for each individual receiving such award. Each

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

award is divided into three tranches of equal value with a tranche vesting on each of the first, second and third anniversaries of the grant date, subject to certain early vesting provisions. The target value of each tranche will be adjusted based upon the average price of the Company’s common stock during a 90 day determination period that follows the vesting date, and is paid after such determination period. The adjustment to the target value of each award ranges from 0% to 130%. The target aggregate value of the awards granted in 2011 is approximately $2.8 million, but could range from a minimum value of zero to a maximum value of $3.7 million. Similarly, subsequent to payment of the first tranche in 2011, the remaining target aggregate value of the awards granted in 2010 is approximately $1.7 million, but could range from a minimum value of zero to a maximum value of $2.2 million.

2009 Cash Incentive Awards — Executives and Vice Presidents.    In February 2009, the Company approved cash incentive awards for named executive officers and vice presidents (the “2009 Executive and V.P. Cash Incentive Awards”), effective February 26, 2009 (the “Effective Date”). Under the Executive and V.P. Cash Incentive Awards, as of the Effective Date, the Company set a target amount for each individual receiving such award. Subject to certain early vesting provisions, one-third of the target value will be adjusted on each of the first, second and third anniversaries of the Effective Date, based upon the average price of the Company’s common stock during the portion of the month of February preceding such anniversary as compared to the stock price on the Effective Date. The adjustment to the target award ranges from 0% to 250%. The adjusted values accumulate without interest until the third anniversary of the Effective Date, when they will vest and become payable, provided that the employee remains employed by the Company.

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

Retention Awards — Executives and Vice Presidents.    In February 2009, the Company also approved retention awards for named executive officers and vice presidents (the “Retention Awards”), effective February 26, 2009. Under the Retention Awards, the Company will pay each individual a cash award in return for the individual remaining employed with the Company for 36 months from the effective date. During 2010, one-half of these awards vested, resulting in a payment of approximately $9 million. However, such amounts paid are subject to recoupment in the event of certain terminations of employment prior to the 36 month anniversary. The other half of each award will vest and become payable on the 36 month anniversary of the effective date, except that the awards for the executive officers will vest only if the price of the Company’s common stock is greater than $10 on any day during the last six months of the vesting period.

Fair Value Determination of Cash Awards.    The fair value of each of the 2011 and 2010 Awards, the 2009 Executive and V.P. Cash Incentive Awards, the Director Cash Incentive Awards and the Retention Awards is determined based on a lattice model (the Monte Carlo simulation) and is re-measured quarterly. The pro-rata vested portion of the awards is recognized as a liability.

17.	Related Party Transactions

Blackstone.    Pursuant to the Company’s Transaction and Monitoring Fee Agreement (the “TMF Agreement”) with an affiliate of The Blackstone Group L.P. (“Blackstone”), Blackstone had provided the Company certain monitoring, advisory and consulting services as more fully described in the agreement. The Company was paying an annual monitoring fee of $5 million for these services. In the first quarter of 2011, the TMF Agreement was terminated in return for the Company’s commitment to pay Blackstone a total of approximately $10 million under a quarterly payment schedule commensurate with the payment schedule under the TMF Agreement. During 2011, approximately $11 million of expense was included in the consolidated statements of

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

earnings, which included the $10 million expense recognized upon termination as well as $1 million of expense that was recognized prior to the termination. No additional expense will be recognized subsequent to 2011 as a result of these arrangements. Approximately $5 million was included in the consolidated statements of earnings for each of the years ended December 31, 2010 and 2009.

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

In March, September and November of 2010, AI LLC and certain management stockholders sold 11 million, 8 million and 10 million shares, respectively, of the Company’s common stock in underwritten registered public offerings (the “Offerings”) pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC on August 10, 2009. The Company did not receive any proceeds from the Offerings, nor did its number of shares outstanding materially change. In accordance with the Third Restated Agreement and the employee stockholders agreement described above, the Company incurred expenses totaling less than $1 million in connection with these Offerings. As a result of the Offerings, AI LLC’s ownership interest in the Company decreased to approximately 16%.

18.	Contingencies

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

As of December 31, 2011 and 2010, the Company had reserves for environmental matters of $70 million and $61 million, respectively. Upward adjustments to this reserve since 2009 have been made to account for the Company’s increased share of liability at multi-party sites resulting from the bankruptcies of certain other co-defendants, such as General Motors Corporation and Chrysler LLC, normal project life-cycle progression (from investigation to active remediation), and new projects arising from the closure and preparation for sale of older facilities. In addition, the Company has established a receivable from Northrop Grumman Corporation (“Northrop”) for a portion of this environmental liability as a result of indemnification provided for in the master purchase agreement between Northrop and an affiliate of Blackstone under which Northrop has agreed to indemnify the Company for 50% of any environmental liabilities associated with the operation or ownership of the Company’s automotive business existing at or prior to the acquisition, subject to certain exceptions. The Company believes any liability, in excess of amounts accrued in our consolidated financial statements, that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates, will not have a material adverse effect on the Company’s financial position, results of operations

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

or cash flows. However, the Company cannot predict the effect on the Company’s financial position, results of operations or cash expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial statements or the possible effect of compliance with environmental requirements imposed in the future.

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

While certain of the Company’s subsidiaries have been subject in recent years to asbestos-related claims, management believes that such claims will not have a material adverse effect on the Company’s financial statements. In general, these claims seek damages for illnesses alleged to have resulted from exposure to asbestos used in certain components sold in the past by the Company’s subsidiaries. Management believes that the majority of the claimants were vehicle mechanics. The vast majority of these claims name as defendants numerous manufacturers and suppliers of a variety of products allegedly containing asbestos. Management believes that, to the extent any of the products sold by the Company’s subsidiaries and at issue in these cases contained asbestos, the asbestos was encapsulated. Based upon several years of experience with such claims, management believes that only a small proportion of the claimants has or will ever develop any asbestos-related illness.

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

Management believes that the ultimate resolution of the foregoing contingencies will not have a material effect on the Company’s financial statements as a whole.

Antitrust Investigations

Antitrust authorities are investigating possible violations of competition (antitrust) laws by automotive parts suppliers (referred to herein as the “Antitrust Investigations”). In connection with those investigations, in June 2011, European antitrust authorities visited certain of the Company’s Occupant Safety Systems business unit locations in Germany to gather information. The Company also received a subpoena related to the Antitrust Investigations in the United States from the U.S. Department of Justice. Competition and antitrust law investigations often continue for several years and can result in significant penalties being imposed by antitrust authorities, as is evidenced by the significant fines the European Commission has imposed, in some cases, for violations at companies in other sectors.

The Company’s policy is to comply with all laws and regulations, including all antitrust and competition laws. The Company is cooperating fully with the competition authorities in the context of their ongoing investigations.

As a result of the Company’s commitment to cooperate in connection with the governmental investigations, the Company commenced its own internal investigation, which remains open. At this point, the Company cannot estimate the ultimate financial impact resulting from the investigations. The Company will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate. The Company has incurred legal and other expenses, relating primarily to its internal investigation, which totaled approximately $25 million in 2011.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

19.	Segment Information

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

The following income and expense items are not included in segment earnings before taxes:

•	Corporate expense and other, which primarily represents costs associated with corporate staff and related expenses, including certain litigation and net employee benefits income (expense).

•	Financing costs, which represents debt-related interest and accounts receivable securitization costs.

•	Gain (loss) on retirement of debt.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

The following tables present certain financial information by segment:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Sales to external customers:
Chassis Systems	$9,960	$8,524	$6,819
Occupant Safety Systems	3,580	3,441	2,893
Electronics	842	777	588
Automotive Components	1,862	1,641	1,314

Total sales to external customers	$16,244	$14,383	$11,614

Intersegment sales:
Chassis Systems	$95	$53	$37
Occupant Safety Systems	50	41	29
Electronics	493	373	276
Automotive Components	78	66	27

Total intersegment sales	$716	$533	$369

Total segment sales:
Chassis Systems	$10,055	$8,577	$6,856
Occupant Safety Systems	3,630	3,482	2,922
Electronics	1,335	1,150	864
Automotive Components	1,940	1,707	1,341

Total segment sales	$16,960	$14,916	$11,983

Earnings before taxes:
Chassis Systems	$775	$660	$211
Occupant Safety Systems	334	373	138
Electronics	139	138	47
Automotive Components	101	72	(56)

Segment earnings before taxes	1,349	1,243	340
Corporate expense and other	(81)	(66)	(54)
Financing costs	(118)	(162)	(190)
Gain (loss) on retirement of debt — net	(40)	(15)	26
Net earnings attributable to noncontrolling interest, net of tax	38	41	18

Earnings before income taxes	$1,148	$1,041	$140

Capital expenditures:
Chassis Systems	$302	$164	$97
Occupant Safety Systems	73	49	55
Electronics	127	42	22
Automotive Components	62	36	25
Corporate	7	3	2

	$571	$294	$201

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Depreciation and amortization:
Chassis Systems	$234	$237	$244
Occupant Safety Systems	96	98	111
Electronics	49	53	56
Automotive Components	63	76	79
Corporate	5	5	5

	$447	$469	$495

The Company accounts for intersegment sales or transfers at current market prices.

The following table presents certain balance sheet information by segment:

	December 31,
	2011	2010	2009
	(Dollars in millions)
Segment assets:
Chassis Systems	$4,608	$4,225	$3,905
Occupant Safety Systems	2,084	2,434	2,484
Electronics	1,038	863	813
Automotive Components	844	829	833

Segment assets	8,574	8,351	8,035
Corporate assets	1,408	765	493

Segment and corporate assets	9,982	9,116	8,528
Deferred tax assets	280	172	204

Total assets	$10,262	$9,288	$8,732

Corporate assets principally consist of cash and cash equivalents and pension assets.

Geographic Information.    The following table presents certain information concerning principal geographic areas:

	United States	Germany	Rest of World	Total
	(Dollars in millions)
Sales to external customers:
Year Ended December 31, 2011	$3,673	$2,623	$9,948	$16,244
Year Ended December 31, 2010	3,172	2,299	8,912	14,383
Year Ended December 31, 2009	2,295	2,038	7,281	11,614
Property, plant and equipment — net:
As of December 31, 2011	$400	$393	$1,344	$2,137
As of December 31, 2010	370	432	1,298	2,100

Sales are attributable to geographic areas based on the location of the assets generating the sales. Inter-area sales are not significant to the total sales of any geographic area.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

Customer Concentration.    Sales to the Company’s largest-end-customers (including sales within the vehicle manufacturer’s group) on a worldwide basis are as follows:

	Volkswagen AG	Ford Motor Company	General Motors	Aggregate Percent of Total Sales
	(Dollars in millions)
Year Ended December 31, 2011	$3,466	$2,595	$1,789	48%
Year Ended December 31, 2010	2,801	2,248	1,655	47%
Year Ended December 31, 2009	2,216	1,817	1,292	46%

20.	Unconsolidated Affiliates

The Company’s beneficial ownership in affiliates accounted for under the equity method follows:

	December 31,
	2011	2010	2009
SM-Sistemas Modulares Ltda. (Brazil)	50%	50%	50%
ABC Sistemas E Modulos Ltda. (Brazil)	33%	33%	33%
CSG TRW Chassis Systems Co., Ltd. (China)	50%	50%	50%
Shanghai TRW Automotive Safety Systems Company Ltd. (China)	50%	50%	50%
Shin-Han (Beijing) Automobile Parts System Co., Ltd (China)	30%	30%	30%
Fuji Valve (Guangdong) Co., Ltd. (China)	25%	25%	0%
TH Braking Company S.A.S. (France)	50%	50%	50%
Rane TRW Steering Systems Limited (India)	50%	50%	50%
Brakes India Limited (India)	49%	49%	49%
TRW Sun Steering Wheels Private Limited (India)	49%	49%	49%
Shin Han Valve Industrial Company, Ltd. (South Korea)	25%	25%	25%
Mediterranea de Volants, S.L. (Spain)	0%	0%	49%
Componentes Venezolanos de Direccion, S.A. (Venezuela)	40%	40%	40%

Summarized aggregate financial information from the balance sheets and statements of operations of the Company’s affiliates accounted for under the equity method follows:

	Years Ended and as of December 31,
	2011	2010	2009
	(Dollars in millions)
Statements of Operations
Sales	$1,391	$1,200	$783
Gross profit	385	325	197
Earnings from continuing operations	77	74	37
Net earnings	77	74	37
Balance Sheets
Current assets	$576	$530	$390
Noncurrent assets	266	265	243
Current liabilities	373	345	262
Noncurrent liabilities	292	287	133

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

21.	Quarterly Financial Information (Unaudited)

	First Quarter
	Three Months Ended
	April 1, 2011	April 2, 2010	April 3, 2009
	(Dollars in millions, except per share amounts)
Sales	$4,109	$3,583	$2,390
Gross profit	511	429	30
Restructuring charges and asset impairments	—	(7)	(24)
Intangible asset impairments	—	—	(30)
Gain (loss) on retirement of debt — net	(10)	—	34
Earnings (losses) before income taxes	347	263	(134)
Net earnings (losses) attributable to TRW	281	204	(131)
Basic earnings (losses) per share	$2.29	$1.72	$(1.30)
Diluted earnings (losses) per share	$2.13	$1.61	$(1.30)

	Second Quarter
	Three Months Ended
	July 1, 2011	July 2, 2010	July 3, 2009
	(Dollars in millions, except per share amounts)
Sales	$4,234	$3,661	$2,732
Gross profit	517	439	200
Restructuring charges and asset impairments	—	(3)	(26)
Gain (loss) on retirement of debt — net	(10)	(1)	1
Earnings (losses) before income taxes	338	289	8
Net earnings (losses) attributable to TRW	293	227	(11)
Basic earnings (losses) per share	$2.37	$1.90	$(0.11)
Diluted earnings (losses) per share	$2.21	$1.78	$(0.11)

	Third Quarter
	Three Months Ended
	September 30, 2011	October 1, 2010	October 2, 2009
	(Dollars in millions, except per share amounts)
Sales	$3,915	$3,426	$3,108
Gross profit	381	387	301
Restructuring charges and asset impairments	—	—	(24)
Gain (loss) on retirement of debt — net	(19)	(1)	(1)
Earnings (losses) before income taxes	204	236	90
Net earnings (losses) attributable to TRW	158	199	56
Basic earnings (losses) per share	$1.28	$1.66	$0.51
Diluted earnings (losses) per share	$1.22	$1.54	$0.50

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements — (Continued)

	Fourth Quarter
	Three Months Ended December 31,
	2011	2010	2009
	(Dollars in millions, except per share amounts)
Sales	$3,986	$3,713	$3,384
Gross profit	451	467	375
Restructuring charges and asset impairments	(27)	(35)	(26)
Gain (loss) on retirement of debt — net	(1)	(13)	(8)
Earnings (losses) before income taxes	259	253	176
Net earnings (losses) attributable to TRW	425	204	141
Basic earnings (losses) per share	$3.44	$1.68	$1.20
Diluted earnings (losses) per share	$3.27	$1.56	$1.18

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TRW Automotive Holdings Corp.

Livonia, Michigan

We have audited the accompanying consolidated balance sheets of TRW Automotive Holdings Corp. as of December 31, 2011 and 2010 and the related consolidated statements of earnings, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule included as Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRW Automotive Holdings Corp. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TRW Automotive Holdings Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2012 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan

February 16, 2012

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TRW Automotive Holdings Corp.

Livonia, Michigan

We have audited TRW Automotive Holdings Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TRW Automotive Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, TRW Automotive Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of earnings, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2011 and our report dated February 16, 2012 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan

February 16, 2012

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934) as of December 31, 2011, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2011. The assessment was based on criteria established in the framework entitled, Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Based on this assessment, using the criteria referenced above, management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting.    There was no change in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 14, 2012 the compensation committee of the board of directors decided to no longer utilize a cash component as part of the long-term incentive compensation for our executive officers. As a result, the target value of each component of 2012 long-term incentive compensation was set (and is anticipated to be set on an ongoing basis) so that approximately 50% is in the form of stock-settled stock appreciation rights (“SSARs”) and 50% is in the form of restricted stock units (“RSUs”). When the cash component was used, approximately 30% of the long-term incentive compensation was in the form of SSARs, 50% was in the form of RSUs and 20% was in the form of a long-term cash incentive award.

On February 15, 2012, the Company’s board of directors approved a share repurchase program that is intended to offset, on an ongoing basis, the dilution created by the Company’s stock incentive plan in 2011 and subsequent years. The board authorized the Company to repurchase up to 2.3 million shares of its common stock in 2012 (representing dilution from 2011 and estimated dilution for 2012), and up to 1.5 million shares in each subsequent year. The Company anticipates acquiring the shares from time to time through open market purchases, block trades, privately negotiated transactions or otherwise, at such times and in such amounts as Company management deems appropriate, given prevailing financial and market conditions. Repurchases may also be made under trading plan(s) that may be adopted from time to time in accordance with Rule 10b5-1 of the Securities Exchange Act, which would permit the Company to repurchase shares when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and will be funded through cash received from employee option exercises and cash from operations. Shares repurchased through the repurchase program will be retired. The repurchase program does not have an expiration date, but may be modified, suspended or terminated by the board of directors at any time without prior notice.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding executive officers and directors is incorporated by reference from the information under the captions “Executive Officers” and “The Board of Directors” in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of the Stockholders (the “Proxy Statement”), which will be filed within 120 days after December 31, 2011. The information required by Item 10 regarding the audit committee and audit committee financial expert disclosure is incorporated by reference from the information under the caption “Committees of the Board of Directors” in the Proxy Statement. The information required by Item 10 regarding our code of ethics is incorporated by reference from the information under the caption “Available Company Information” in Part I, Item 1 of this Report and under the caption “Committees of the Board of Directors” in the Proxy Statement.

Disclosure of delinquent Section 16 filers required by Item 10, if any, pursuant to Item 405 of Regulation S-K would be contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. However, to the best of the Company’s knowledge, no such disclosure will be made.

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

The information required by Item 12 relating to securities authorized for issuance under equity compensation plans is incorporated herein by reference from information under the caption “Equity Compensation Plan Information” in Part II, Item 5 of this Report.

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

SCHEDULE II

Valuation and Qualifying Accounts for

the years ended December 31, 2011, 2010 and 2009

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Credited) to Other Accounts	Deductions		Balance at End of Period
	(Dollars in millions)
Year ended December 31, 2011
Allowance for doubtful accounts	$29	$14	$—	$(5	)(a)	$38
Deferred tax asset valuation allowance	775	(326)	(176)	—		273
Year ended December 31, 2010
Allowance for doubtful accounts	$40	$2	$—	$(13	)(a)	$29
Deferred tax asset valuation allowance	1,011	(144)	(92)	—		775
Year ended December 31, 2009
Allowance for doubtful accounts	$37	$11	$—	$(8	)(a)	$40
Deferred tax asset valuation allowance	878	44	89	—		1,011

(a)	Uncollectible accounts written off, net of recoveries.

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

			Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2.1	(a)	The Master Purchase Agreement, dated as of November 18, 2002 (the “MPA”) between BCP Acquisition Company L.L.C. (“BCP”) and Northrop Grumman Corporation (“Northrop”).	TAI S-4	2.1	07/01/2003
	(b)	Amendment No. 1, dated December 20, 2002, to the MPA among BCP, Northrop, TRW Inc. and TAI.	TAI S-4	2.2	07/01/2003
	(c)	Amendment No. 2, dated February 28, 2003, to the MPA among BCP, Northrop, Northrop Grumman Space & Mission Systems Corp. (“NGS&MS”) and TAI.	TAI S-4	2.3	07/01/2003
	(d)	Amendment No. 3, dated December 19, 2011, to the MPA among Northrop, NGS&MS, TAI, BCP and Automotive Investors, L.L.C.				X
3.1		Second Amended and Restated Certificate of Incorporation of Registrant.	10-K	3.1	03/29/2004
3.2		Third Amended and Restated By-Laws of Registrant.	8-K	3.2	11/17/2004
4.1		Form of Certificate of Common Stock of Registrant, as approved February 2010.	10-K	4.1	02/25/2010
4.2	(a)	Form of Rights Agreement dated January 23, 2004 between Registrant and National City Bank as Rights Agent.	S-1A	4.21	01/26/2004
	(b)	Letter Agreement, dated September 11, 2009, between Computershare Trust Company, N.A. and Registrant establishing Computershare as the successor Rights Agent under the Registrant’s Rights Agreement dated January 23, 2004.	10-Q	4.1	11/4/2009
Registrant, in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K has omitted filing instruments defining the rights of holders of long-term debt of Registrant or any of its subsidiaries, which debt does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis, and agrees to furnish to the SEC copies of such instruments upon request.
10.1	(a)	Seventh Amended and Restated Credit Agreement, dated as of December 21, 2009, among TAI, Registrant, TRW Automotive Intermediate Holdings Corp. (“Intermediate”), certain of TAI’s foreign subsidiaries, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as lead arrangers.	8-K	10.1	12/22/2009

			Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
	(b)	Amendment, dated as of March 17, 2010, to the Seventh Amended and Restated Credit Agreement dated as of December 21, 2009, among TAI, the Registrant, Intermediate, certain of TAI’s foreign subsidiaries, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent for the lenders, and Bank of America, N.A., as syndication agent.	10-Q	10.4	05/05/2010
	(c)	Loan Modification Agreement dated as of May 2, 2011, among the Registrant, Intermediate, TAI, certain of TAI’s foreign subsidiaries, the Accepting Lenders (as defined therein) and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	10.1	05/04/2011
	(d)	Form of Waiver dated as of May 2, 2011, executed by a majority of the lenders under the Seventh Amended and Restated Credit Agreement, dated as of December 21, 2009, among TAI, the Registrant, Intermediate, certain of TAI’s foreign subsidiaries, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent for the lenders, and Bank of America, N.A., as syndication agent.	10-Q	10.2	05/04/2011
10.2	(a)	U.S. Guarantee and Collateral Agreement, dated and effective as of February 28, 2003, among Registrant, Intermediate, TAI, each other subsidiary of Registrant party thereto, TRW Automotive Finance (Luxembourg), S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent.	TAI S-4	10.2	07/01/2003
	(b)	Amendment, dated as of June 24, 2009, to the U.S. Guarantee and Collateral Agreement, dated as of February 28, 2003	10-Q	10.2	08/04/2009
10.3		Finco Guarantee Agreement, dated as of February 28, 2003, between TRW Automotive Finance (Luxembourg), S.à.r.l. and JP Morgan Chase Bank, as Collateral Agent.	TAI S-4	10.3	07/01/2003
10.4		First-Tier Subsidiary Pledge Agreement, dated and effective as of February 28, 2003, among TAI, each subsidiary of TAI party thereto and JP Morgan Chase Bank, as Collateral Agent.	TAI S-4	10.4	07/01/2003
10.5		Insurance Allocation Agreement, dated as of February 28, 2003, between NGS & MS and TAI.	TAI S-4	10.15	07/01/2003
10.6		Employee Stockholders Agreement, dated as of February 28, 2003, by and among Registrant and the other parties named therein.	TAI S-4	10.18	07/01/2003
10.7	(a)	Letter Agreement, dated May 27, 2003, between John C. Plant and TAI.	TAI S-4	10.37	07/01/2003

			Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
	(b)	Employment Agreement, dated as of February 6, 2003 between TAI, TRW Limited and John C. Plant.	TAI S-4	10.22	07/01/2003
	(c)	Amendment dated as of December 16, 2004 to Employment Agreement of John C. Plant.	10-K	10.45	02/23/2005
	(d)	Second Amendment dated as of February 22, 2005 to Employment Agreement of John C. Plant.	10-K	10.51	02/23/2005
	(e)	Third Amendment dated as of July 28, 2006 to Employment Agreement of John C. Plant.	10-Q	10.1	08/02/2006
	(f)	Fourth Amendment dated as of December 18, 2008 to Employment Agreement of John C. Plant.	8-K	10.5	12/22/2008
	(g)	Sixth Amendment dated as of November 20, 2009 to Employment Agreement of John C. Plant.	10-K	10.15 (g)	02/25/2010
	(h)	Amended and Restated TRW Automotive Supplemental Retirement Income Plan, effective January 1, 2009	8-K	10.1	12/22/2008
	(i)	John C. Plant 2009 Supplemental Retirement Plan, effective as of January 1, 2009.	8-K	10.6	12/22/2008
10.8	(a)	Employment Agreement, dated as of February 28, 2003 by and between TAI, TRW Limited and Steven Lunn.	TAI S-4	10.23	07/01/2003
	(b)	Amendment dated as of December 16, 2004 to Employment Agreement of Steven Lunn.	10-K	10.46	02/23/2005
	(c)	Second Amendment dated as of January 12, 2009 to Employment Agreement of Steven Lunn.	8-K	10.1	01/13/2009
	(d)	Fourth Amendment dated as of November 30, 2010 to Employment Agreement of Steven Lunn.	10-K	10.13(d)	02/17/2011
	(e)	Declaration of Trust, the TRW Retirement Benefit Plan, dated November 1, 2010 between TAI and Barclays Wealth Trustees (Guernsey) Limited.	10-K	10.13(g)	02/17/2011
10.9	(a)	Employment Agreement, dated as of February 27, 2003 by and between TRW Limited and Peter J. Lake.	TAI S-4	10.24	07/01/2003
	(b)	Amendment dated as of April 30, 2004 to Employment Agreement of Peter J. Lake.	10-Q	10.5	05/07/2004
	(c)	Second Amendment dated as of December 16, 2004 to Employment Agreement of Peter J. Lake.	10-K	10.47	02/23/2005
	(d)	Third Amendment dated as of July 29, 2005 to Employment Agreement of Peter J. Lake.	10-Q	10.1	08/02/2005
	(e)	Fourth Amendment dated as of November 12, 2008 to Employment Agreement of Peter J. Lake.	8-K	10.4	11/13/2008
	(f)	Fifth Amendment dated as of December 18, 2008 to Employment Agreement of Peter J. Lake.	8-K	10.4	12/22/2008
	(g)	Seventh Amendment to Employment Agreement, dated as of October 1, 2009, among TAI, TRW Limited and Peter J. Lake.	8-K	10.1	09/30/2009

			Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.10	(a)	Employment Agreement, dated as of February 13, 2003 by and between TAI and Joseph S. Cantie.	TAI S-4	10.25	07/01/2003
	(b)	Amendment dated as of April 30, 2004 to Employment Agreement of Joseph S. Cantie.	10-Q	10.4	05/07/2004
	(c)	Second Amendment dated as of December 16, 2004 to Employment Agreement of Joseph S. Cantie.	10-K	10.49	02/23/2005
	(d)	Third Amendment dated as of July 29, 2005 to Employment Agreement of Joseph S. Cantie.	10-Q	10.3	08/02/2005
10.11	(a)	Employment Agreement dated as of August 16, 2004 by and between TAI and Neil E. Marchuk.	10-Q	10.1	11/04/2004
	(b)	Amendment dated as of December 16, 2004 to Employment Agreement of Neil E. Marchuk.	10-K	10.50	02/23/2005
	(c)	Second Amendment dated as of July 29, 2005 to Employment Agreement of Neil E. Marchuk.	10-Q	10.4	08/02/2005
	(d)	Sixth Amendment dated as of February 18, 2009 to Employment Agreement of Neil E. Marchuk.	10-Q	10.1	05/06/2009
10.12		Employment Agreement, dated as of February 1, 2010 by and between TAI and Robin A. Walker-Lee.	10-K	10.17	02/17/2011
10.13	(a)	Form of Fourth Amendment to Employment Agreement, dated as of November 12, 2008, between TAI and each of Joseph S. Cantie and Neil E. Marchuk.	8-K	10.3	11/13/2008
	(b)	Form of Fifth Amendment to Employment Agreement, dated as of December 18, 2008, between TAI and each of Joseph S. Cantie and Neil E. Marchuk.	8-K	10.3	12/22/2008
	(c)	Form of Amendment to Employment Agreement, dated as of February 26, 2009, between TAI and/or TRW Limited, as applicable, and each of John C. Plant, Steven Lunn, Peter J. Lake, Joseph S. Cantie and Neil E. Marchuk.	8-K	10.1	02/24/2009
	(d)	Form of Amendment to Employment Agreement, dated November 16, 2011, between TAI and each of Joseph S. Cantie, Peter J. Lake, Neil E. Marchuk and Robin A. Walker-Lee.	8-K	10.1	11/18/2011
10.14		TRW Automotive Benefits Equalization Plan effective January 1, 2009	10-K	10.19	02/17/2011
10.15	(a)	Form of TAI Executive Officer Cash Incentive Award Agreement, dated as of February 26, 2009 between TAI and each of John C. Plant, Steven Lunn, Peter J. Lake, Joseph S. Cantie and Neil E. Marchuk.	8-K	10.2	02/24/2009
	(b)	Form of TAI Executive Officer Cash Incentive Award Agreement, dated as of March 3, 2010, between TAI and each of the Registrant’s executive officers.	8-K	10.1	02/26/2010
10.16		Form of TAI Executive Officer Retention Award Agreement, dated as of February 26, 2009 between TAI and each of John C. Plant, Steven Lunn, Peter J. Lake, Joseph S. Cantie and Neil E. Marchuk.	8-K	10.3	02/24/2009

			Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.17		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	8-K	10.5	11/13/2008
10.18	(a)	Director Offer Letter to J. Michael Losh, dated November 7, 2003.	10-K	10.56	02/23/2005
	(b)	Director Offer Letter to Francois J. Castaing, dated March 31, 2004.	10-K	10.57	02/23/2005
	(c)	Director Offer Letter to Jody Miller, dated January 7, 2005.	8-K	10.1	02/01/2005
	(d)	Director Offer Letter to James F. Albaugh, dated August 4, 2006.	8-K	10.1	09/18/2006
	(e)	Director Offer Letter to Michael R. Gambrell dated September 18, 2008.	8-K	10.2	11/13/2008
	(f)	Director Offer Letter to David S. Taylor dated August 25, 2010.	8-K	10.2	11/17/2010
10.19	(a)	Amended and Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan.	DEF 14A	Appendix A	04/03/2009
	(b)	First Amendment to Amended & Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan, dated as of February 18, 2009.	10-Q	10.2	05/06/2009
	(c)	Form of General Non-Qualified Stock Option Agreement.	TAI S-4	10.21	07/01/2003
	(d)	Form of Chief Executive Officer Non-Qualified Stock Option Agreement.	8-K	10.1	02/25/2005
	(e)	Form of Executive Officer Non-Qualified Stock Option Agreement.	8-K	10.2	02/25/2005
	(f)	Form of General Restricted Stock Unit Agreement.	10-K	10.24(f)	02/17/2011
	(g)	Form of Chief Executive Officer Restricted Stock Unit Agreement.	8-K	10.3	02/25/2005
	(h)	Form of Executive Officer Restricted Stock Unit Agreement.	8-K	10.4	02/25/2005
	(i)	Form of Director Restricted Stock Unit Agreement.	8-K	10.5	02/25/2005
	(j)	Form of Chief Executive Officer Stock-Settled Stock Appreciation Rights Agreement.	8-K	10.3	02/26/2010
	(k)	Form of Executive Officer Stock-Settled Stock Appreciation Rights Agreement.	8-K	10.2	02/26/2010
	(l)	Form of General Stock-Settled Stock Appreciation Rights Agreement.	10-K	10.24(l)	02/17/2011
21.1		List of Subsidiaries				X
23.1		Consent of Ernst & Young LLP				X
31	(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
	(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X
32		Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002				X
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document

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
Joseph S. Cantie
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date: February 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 16, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

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