Form 10-Q
period 2012-03-30
TRW AUTOMOTIVE HOLDINGS CORP
filed 2012-05-01
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☒         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☐

                             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

As of April 25, 2012, the number of shares outstanding of the registrant’s Common Stock was 122,804,433.

TRW Automotive Holdings Corp.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Three Months Ended
	March 30, 2012	April 1, 2011
	(Unaudited) (In millions, except per share amounts)
Sales	$4,208	$4,109
Cost of sales	3,734	3,598

Gross profit	474	511
Administrative and selling expenses	146	151
Amortization of intangible assets	3	5
Restructuring charges and asset impairments	2	—
Other (income) expense — net	(8)	(17)

Operating income	331	372
Interest expense — net	29	34
Loss on retirement of debt — net	5	10
Gain on business acquisition	—	(9)
Equity in earnings of affiliates, net of tax	(11)	(10)

Earnings before income taxes	308	347
Income tax expense	93	56

Net earnings	215	291
Less: Net earnings attributable to noncontrolling interest, net of tax	9	10

Net earnings attributable to TRW	$206	$281

Basic earnings per share:
Earnings per share	$1.66	$2.29

Weighted average shares outstanding	123.8	122.9

Diluted earnings per share:
Earnings per share	$1.59	$2.13

Weighted average shares outstanding	131.2	134.4

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Comprehensive Earnings

	Three Months Ended
	March 30, 2012	April 1, 2011
	(Unaudited) (Dollars in millions)
Net earnings	$215	$291
Other comprehensive earnings (losses):
Foreign currency translation	93	83
Retirement obligations, net of tax	—	(12)
Deferred cash flow hedges, net of tax	47	1

Total other comprehensive earnings (losses)	140	72
Comprehensive earnings	355	363
Less: Comprehensive earnings attributable to noncontrolling interest	12	16

Comprehensive earnings attributable to TRW	$343	$347

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	March 30, 2012	December 31, 2011
	(Unaudited)
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$997	$1,241
Accounts receivable — net	2,737	2,222
Inventories	953	845
Prepaid expenses and other current assets	344	319

Total current assets	5,031	4,627
Property, plant and equipment — net of accumulated depreciation of $3,873 and $3,694, respectively	2,185	2,137
Goodwill	1,756	1,753
Intangible assets — net	297	298
Pension assets	986	918
Other assets	509	529

Total assets	$10,764	$10,262

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$76	$65
Current portion of long-term debt	51	39
Trade accounts payable	2,548	2,306
Accrued compensation	247	283
Other current liabilities	1,179	1,147

Total current liabilities	4,101	3,840
Long-term debt	1,376	1,428
Postretirement benefits other than pensions	420	421
Pension benefits	831	831
Other long-term liabilities	587	603

Total liabilities	7,315	7,123
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,603	1,602
Retained earnings	1,836	1,668
Accumulated other comprehensive earnings (losses)	(194)	(331)

Total TRW stockholders’ equity	3,246	2,940
Noncontrolling interest	203	199

Total equity	3,449	3,139

Total liabilities and equity	$10,764	$10,262

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 30, 2012	April 1, 2011
	(Unaudited)
	(Dollars in millions)
Operating Activities
Net earnings	$215	$291
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	104	116
Net pension and other postretirement benefits income and contributions	(58)	(38)
Loss on retirement of debt — net	5	10
Gain on business acquisition	—	(9)
Deferred income taxes	51	(1)
Other — net	(9)	—
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable — net	(454)	(503)
Inventories	(89)	(76)
Trade accounts payable	183	276
Prepaid expenses and other assets	(30)	13
Other liabilities	(20)	2

Net cash provided by (used in) operating activities	(102)	81
Investing Activities
Capital expenditures, including other intangible assets	(96)	(67)
Cash acquired in acquisition of business	—	15
Net proceeds from asset sales and divestitures	7	3
Other — net	3	—

Net cash provided by (used in) investing activities	(86)	(49)
Financing Activities
Change in short-term debt	11	7
Redemption of long-term debt	(56)	(130)
Proceeds from exercise of stock options	6	16
Repurchase of capital stock	(38)	—
Dividends paid to noncontrolling stockholders	(8)	—

Net cash provided by (used in) financing activities	(85)	(107)
Effect of exchange rate changes on cash	29	38

Increase (decrease) in cash and cash equivalents	(244)	(37)
Cash and cash equivalents at beginning of period	1,241	1,078

Cash and cash equivalents at end of period	$997	$1,041

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of Business

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 16, 2012.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three months ended March 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

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

Net earnings attributable to TRW and the weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months Ended
	March 30, 2012	April 1, 2011
	(In millions, except per share amounts)
Net earnings attributable to TRW	$206	$281
Interest expense on exchangeable notes, net of tax	1	2
Amortization of discount on exchangeable notes, net of tax	1	3

Net earnings attributable to TRW for purposes of calculating diluted earnings per share	$208	$286

Basic:
Weighted average shares outstanding	123.8	122.9

Basic earnings per share	$1.66	$2.29

Diluted:
Weighted average shares outstanding	123.8	122.9
Effect of dilutive stock options, RSUs and SSARs	1.5	2.7
Shares applicable to exchangeable notes	5.9	8.8

Diluted weighted average shares outstanding	131.2	134.4

Diluted earnings per share	$1.59	$2.13

For the three months ended March 30, 2012 and April 1, 2011, 2.2 million and 1.2 million securities, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

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

The following table presents the movement in the product warranty liability for the periods indicated:

	Three Months Ended
	March 30, 2012	April 1, 2011
	(Dollars in millions)
Beginning balance	$130	$124
Current period accruals, net of changes in estimates	8	13
Used for purposes intended	(11)	(11)
Effects of foreign currency translation	4	6

Ending balance	$131	$132

Equity.    The following tables present a rollforward of the changes in equity attributable to TRW shareholders and to the noncontrolling interest.

	Three Months Ended
	March 30, 2012			April 1, 2011
	Total	TRW Shareholders	Noncontrolling Interest	Total	TRW Shareholders	Noncontrolling Interest
	(Dollars in millions)
Beginning balance of equity	$3,139	$2,940	$199	$2,238	$2,063	$175
Comprehensive earnings (losses)	355	343	12	363	347	16
Dividends paid to noncontrolling interest	(8)	—	(8)	—	—	—
Changes related to share-based compensation	1	1	—	7	7	—
Excess tax benefits on share-based compensation	—	—	—	2	2	—
Repurchase of capital stock	(38)	(38)	—	—	—	—

Ending balance of equity	$3,449	$3,246	$203	$2,610	$2,419	$191

Recently Adopted Accounting Pronouncements.    In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income,” which updates Accounting Standard Codification (“ASC”) 220 — “Comprehensive Income.” ASU No. 2011-05 eliminates the ability of reporting entities to present changes in other comprehensive income as a component of stockholder’s equity, and requires that changes in other comprehensive income be shown either in a continuous statement of comprehensive income or as a statement immediately following the statement of earnings. While certain requirements of this ASU have been deferred, this ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company adopted this ASU with retrospective application in the first quarter of 2012 with no financial impact on the Company’s financial statements other than presentation of comprehensive income in a separate statement.

Recently Issued Accounting Pronouncements.    In June 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which amends ASC 210 — “Balance Sheet.” The amendments require enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including rights of setoff associated with certain recognized assets and liabilities. The amendments require enhanced disclosures about financial instruments and derivative instruments that are either (1) offset in accordance with general netting standards under GAAP or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with general netting standards under GAAP. ASU No. 2011-11 is effective, on a retrospective basis, for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this ASU will not impact the Company’s financial statements, but may result in additional footnote disclosures.

3.	Acquisitions

During the first quarter of 2011, the Company completed an acquisition in its Chassis Systems segment. Based on the fair value of the net assets acquired in comparison to the purchase price, the Company recorded a gain on business acquisition of approximately $9 million. The acquisition resulted in a gain due to the seller’s decision to exit a non-core business operation. The Company finalized the calculation of the fair value of the net assets acquired during the fourth quarter of 2011, determined that approximately $2 million of additional liabilities existed at the acquisition date, and decreased the gain accordingly.

4.	Inventories

The major classes of inventory are as follows:

	As of
	March 30, 2012	December 31, 2011
	(Dollars in millions)
Finished products and work in process	$453	$406
Raw materials and supplies	500	439

Total inventories	$953	$845

5.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Total
	(Dollars in millions)
Balance as of December 31, 2011	$795	$535	$423	$—	$1,753
Effects of foreign currency translation	—	3	—	—	3

Balance as of March 30, 2012	$795	$538	$423	$—	$1,756

Intangible assets

The following table reflects intangible assets and related accumulated amortization:

	As of March 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Customer relationships	$67	$(50)	$17	$67	$(47)	$20
Developed technology and other intangible assets	101	(85)	16	99	(85)	14

Total	168	$(135)	33	166	$(132)	34

Indefinite-lived intangible assets:
Trademarks	264		264	264		264

Total	$432		$297	$430		$298

The Company expects that ongoing amortization expense will approximate the following:

(Dollars in millions)
Remainder of 2012	$9
Fiscal year 2013	10
2014 and beyond	14

The expected amortization expense for 2014 and beyond primarily relates to land use rights.

6.	Other (Income) Expense — Net

The following table provides details of other (income) expense—net:

	Three Months Ended
	March 30, 2012	April 1, 2011
	(Dollars in millions)
Net provision for bad debts	$(1)	$4
Net gains on sales of assets and divestitures	(2)	(3)
Foreign currency exchange losses	5	—
Royalty and grant income	(3)	(6)
Miscellaneous other income	(7)	(12)

Other (income) expense — net	$(8)	$(17)

7.	Income Taxes

The Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

Income tax expense for the three months ended March 30, 2012 was $93 million on pre-tax earnings of $308 million. Income tax expense for the three months ended April 1, 2011 was $56 million on pre-tax earnings of $347 million. As of March 30, 2012, the income tax rate varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits. The income tax rate for the period ended April 1, 2011 varies from the United States statutory income tax rate primarily due to earnings in the United States that did not result in the recognition of a corresponding income tax expense as a result of the Company’s valuation allowance position, as well as favorable foreign tax rates, holidays, and credits.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. The Company utilizes a rolling twelve quarters of pre-tax results adjusted for significant permanent book to tax differences as a measure of cumulative results in recent years. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include but are not limited to: recent adjusted historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. If operating results improve or deteriorate on a sustained basis, the Company’s conclusions regarding the need for a valuation allowance could change, resulting in either the reversal or initial recognition of a valuation allowance in the future, which could have a significant impact on income tax expense in the period recognized and subsequent periods.

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

8.	Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

The following tables provide the components of net pension (income) cost for the Company’s defined benefit pension plans:

	Three Months Ended
	March 30, 2012			April 1, 2011
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Service cost	$1	$—	$5	$1	$—	$5
Interest cost on projected benefit obligations	15	53	10	15	61	10
Expected return on plan assets	(20)	(81)	(5)	(19)	(86)	(5)
Amortization	5	—	2	1	—	1

Net pension (income) cost	$1	$(28)	$12	$(2)	$(25)	$11

Postretirement Benefits Other Than Pensions (“OPEB”)

The following tables provide the components of net OPEB (income) cost for the Company’s plans:

	Three Months Ended
	March 30, 2012		April 1, 2011
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Interest cost on projected benefit obligations	$4	$1	$5	$2
Amortization	(5)	(1)	(5)	(2)

Net OPEB (income) cost	$(1)	$—	$—	$—

9.	Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis

The fair value measurements for assets and liabilities recognized in the Company’s consolidated balance sheets are as follows:

	As of
	March 30, 2012			December 31, 2011
	Carrying Value	Fair Value	Measurement Approach	Carrying Value	Fair Value
	(Dollars in millions)
Foreign currency exchange contracts — current assets	$7	$7	Level 2	$3	$3
Foreign currency exchange contracts — noncurrent assets	6	6	Level 2	—	—
Short-term debt, fixed and floating rate	76	76	Level 2	65	65
Floating rate long-term debt	1	1	Level 2	1	1
Fixed rate long-term debt	1,426	1,628	Level 2	1,466	1,585
Foreign currency exchange contracts — current liability	2	2	Level 2	27	27
Foreign currency exchange contracts — noncurrent liability	4	4	Level 2	29	29
Interest rate swap contracts — noncurrent liability	1	1	Level 2	1	1
Commodity contracts — current liability	4	4	Level 2	4	4

The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s floating rate short-term debt instruments approximates fair value because of the variable interest rates pertaining to those instruments.

The fair value of long-term debt was determined primarily from quoted market prices, as provided by participants in the secondary marketplace. For long-term debt without a quoted market price, the Company computed the fair value using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements. Upon issuance of the Company’s exchangeable notes, a debt discount was recognized as a decrease in debt and an increase in equity. Accordingly, the Company’s fair value and carrying value of long-term fixed rate debt is net of the unamortized discount of $29 million as of March 30, 2012.

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

There were no changes in the Company’s valuation techniques during the three months ended March 30, 2012.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the table above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, including investments in affiliates, which are written down to fair value as a result of impairment, asset retirement obligations, and restructuring liabilities (see Note 12).

The Company has determined that the fair value measurements related to each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the useful life of the long-lived assets by using a risk-adjusted rate for the Company. To estimate the fair value of the expected expense for asset retirement obligations, the Company uses standard engineering cost estimation techniques to determine the expenses to be incurred at the time the asset retirement obligation is settled, and then determines the present value of the expense using a discount rate equal to the current London Inter-Bank Offered Rates (LIBOR) plus the applicable margin for borrowing on the Company’s senior secured credit facilities (see Note 11). For restructuring obligations, the amount recorded represents the fair value of the payments expected to be made based on the termination benefits provided to the affected employees, and are discounted using a risk-adjusted rate for the Company if the payments are expected to extend beyond one year.

As of March 30, 2012, the Company had $54 million and $10 million of restructuring accruals and asset retirement obligations, respectively, which were measured at fair value upon initial recognition of the associated liability.

10.	Financial Instruments

The Company is exposed to certain financial market risks related to its ongoing business operations. The primary risks managed through derivative financial instruments and hedging activities are foreign currency exchange rate risk, interest rate risk and commodity price risk. Derivative financial instruments and hedging activities are utilized to protect the Company’s cash flow from adverse movements in foreign currency exchange rates and commodity prices as well as to manage interest costs. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company attempts to limit this exposure by entering into agreements directly with a number of major financial institutions that meet the Company’s credit standards and that are expected to fully satisfy their obligations under the contracts, and by monitoring the Company’s credit exposure to each counterparty in light of its current credit quality.

As of March 30, 2012, the Company had a notional value of $2.2 billion in foreign exchange contracts outstanding. These forward contracts mature at various dates through January 2015. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument.

As of March 30, 2012, the Company had two offsetting interest rate swap agreements outstanding, each with a notional amount of $25 million. The Company’s exposure to interest rate risk arises primarily from changes in LIBOR.

Derivative Instruments.    The fair values of the Company’s derivative instruments as of March 30, 2012 and December 31, 2011 were $31 million and $23 million, respectively, in the asset position, and $29 million and $81 million, respectively, in the liability position. These amounts consist of interest rate contracts, foreign currency exchange contracts, and commodity contracts, none of which are individually significant.

Cash Flow Hedges.    For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI, and is subsequently reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $1 million of gains, net of tax, which are included in OCI are expected to be reclassified into earnings in the next twelve months.

For the three months ended March 30, 2012 and April 1, 2011, the effective portion of the gains and losses on derivatives designated as cash flow hedges and recognized in OCI was $65 million and $8 million of gains, respectively, which were primarily related to foreign exchange contracts. The effective portion of gains and losses on cash flow hedges reclassified from OCI into the statement of operations for the three months ended March 30, 2012 and April 1, 2011 was $1 million and $9 million of gains, respectively, and was included in various line items on the statement of earnings.

Gains and losses recognized in income related to hedge ineffectiveness for the three months ended March 30, 2012 and April 1, 2011 were not significant.

Fair Value Hedges.    For any derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the underlying hedged item is recognized in current earnings. For the three months ended March 30, 2012 and April 1, 2011, there were no derivative instruments designated as fair value hedges.

Undesignated derivatives.    For the three months ended March 30, 2012 and April 1, 2011, the Company recognized $16 million and $15 million of gains, respectively, in other (income) expense – net for derivative instruments not designated as hedging instruments.

Credit-Risk-Related Contingent Features.    The Company has entered into International Swaps and Derivatives Association (“ISDA”) agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of March 30, 2012, the Company had not posted any collateral to support its derivatives in a liability position.

11.	Debt

Total outstanding debt of the Company consisted of the following:

	As of
	March 30, 2012	December 31, 2011
	(Dollars in millions)
Short-term debt	$76	$65

Long-term debt:
Senior notes, due 2014	$534	$550
Senior notes, due 2017	668	693
Exchangeable senior notes, due 2015	145	143
Revolving credit facility	—	—
Capitalized leases	19	21
Other borrowings	61	60

Total long-term debt	1,427	1,467
Less current portion	51	39

Long-term debt, net of current portion	$1,376	$1,428

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

Senior Note Repurchases.    During the three months ended March 30, 2012, the Company repurchased portions of its senior notes totaling approximately $48 million in principal amount and recorded a loss on retirement of debt of $5 million. During the three months ended April 1, 2011, the Company repurchased portions of its senior notes totaling $113 million in principal amount and recorded a loss on retirement of debt of $10 million. The loss in both periods included the write-off of a portion of debt issuance costs, discounts and premiums. The repurchased notes were retired upon settlement.

Exchangeable Senior Notes

In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015 (the “Exchangeable Senior Notes”) in a private placement. Prior to September 1, 2015, the notes are exchangeable only upon specified events or conditions being met and, thereafter, at any time. One condition, the sales price condition (described below), was met as of March 30, 2012, and as such, the notes are exchangeable in the second quarter of 2012. They will remain exchangeable in subsequent quarters if the sale price condition continues to be met, which occurs if the last reported sale price of the Company’s common stock for at least 20 of the last 30 trading days of the immediately preceding quarter is greater than 130% of the applicable exchange price. The initial exchange rate is 33.8392 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.55 per share of common stock), subject to adjustment. Upon exchange, the Company’s exchange obligation may be settled, at its option, in shares of its stock, cash or a combination of cash and shares of its stock. The Exchangeable Senior Notes are senior unsecured obligations of the Company. Interest is payable on June 1 and December 1 of each year. The Exchangeable Senior Notes will mature on December 1, 2015, unless earlier exchanged, repurchased by the Company at the holder’s option upon a fundamental change, or redeemed by the Company after December 6, 2013, at the Company’s option if certain conditions are met.

The Exchangeable Senior Notes were recorded with a debt discount which decreased debt and increased paid-in-capital in order to separate the liability and embedded equity components. The debt component will accrete up to the principal amount to effectively yield 9.0% over the term of the debt. The debt discount as of March 30, 2012 and December 31, 2011 was $29 million and $31 million, respectively. The total interest expense recognized for the three months ended March 30, 2012 and April 1, 2011 was approximately $3 million and $5 million, respectively, including $1 million and $2 million in each respective period relating to the stated coupon rate.

Senior Secured Revolving Credit Facility

The Company’s Seventh Amended and Restated Credit Agreement, dated as of December 21, 2009, as amended (the “Seventh Credit Agreement”), currently provides for a senior secured revolving credit facility in the amount of $1,020 million which matures November 30, 2014, subject to certain conditions (the “Revolving Credit Facility”). The Revolving Credit Facility is subject to early maturity on December 13, 2013, if (i) the Company has not refinanced its senior unsecured notes due 2014 with debt maturing after August 31, 2016, or (ii) the Company does not have liquidity available to repay the senior unsecured notes due 2014 plus at least $500 million of additional liquidity.

The commitment fee and the applicable margin for borrowing on the Revolving Credit Facility are subject to leverage-based grids. The applicable margin in effect as of March 30, 2012 was 2.75% with respect to base rate borrowings and 3.75% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.50%.

The Revolving Credit Facility is secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive Inc. (“TAI”), a wholly owned subsidiary of TRW Automotive Holdings Corp., and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of TAI and substantially all of its domestic subsidiaries and 65% of the stock of foreign subsidiaries owned directly by domestic entities. In addition, foreign borrowings under the Revolving Credit Facility will be secured by assets of the foreign borrowers.

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

12.	Restructuring Charges and Asset Impairments

For the three months ended March 30, 2012, the Chassis Systems segment incurred $2 million of severance and other charges.

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges, including reserves related to severance-related postemployment benefits for both periods presented:

	Three Months Ended
	March 30, 2012	April 1, 2011
	(Dollars in millions)
Beginning balance	$59	$80
Current period accruals, net of changes in estimates	2	—
Increase in accrual due to business acquisition	—	6
Used for purposes intended	(8)	(18)
Effects of foreign currency translation and transfers	1	4

Ending balance	$54	$72

The Company completed an acquisition in the Chassis Systems segment during the first quarter of 2011 and assumed a restructuring liability of $6 million.

Of the $54 million restructuring reserve as of March 30, 2012, approximately $27 million is expected to be paid in the remainder of 2012. The remaining balance is expected to be paid in 2013 to 2015 and is comprised primarily of involuntary employee termination arrangements in the United States and Europe.

13.	Capital Stock

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the “Common Stock”), of which 123,452,762 shares were issued and outstanding as of March 30, 2012, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the

Company’s stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

From time to time, capital stock is issued in conjunction with the exercise of stock options and SSARs and the vesting of RSUs issued as part of the Company’s stock incentive plan (see Note 14).

On February 15, 2012, the Company’s board of directors approved a share repurchase program that is intended to offset, on an ongoing basis, the dilution created by the Company’s stock incentive plan in 2011 and subsequent years. During the three months ended March 30, 2012, the Company repurchased 837,900 shares at an average price of $45.70, which totaled $38 million.

14.	Share-Based Compensation

Equity Awards

On February 23, 2012, the Company granted 1,282,518 SSARs to executive officers and certain employees of the Company pursuant to the Amended & Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (as amended, the “Plan”). Each SSAR entitles the grantee to receive the appreciation in value of one underlying share of the Company’s stock from the grant date fair market value of $45.11 to the fair market value on the exercise date, although the stock price at exercise is limited to a maximum value of $95.00.

On February 23, 2012, the Company also granted 515,523 RSUs to executive officers, independent directors and certain employees of the Company pursuant to the Plan. Additionally, the Company granted 14,500 phantom stock units (“PSUs”) to certain employees of the Company. Each PSU entitles the grantee to receive a cash payment upon vesting equal to the fair market value on the vesting date of one share of the Company’s common stock.

As of March 30, 2012, the Company had 1,971,217 shares of Common Stock available for issuance under the Plan. In addition, 2,357,597 stock options, 2,533,897 SSARs, 907,855 nonvested RSUs and 14,500 nonvested PSUs were outstanding as of March 30, 2012. All of the SSARs and most of the stock options have an 8-year term and vest ratably over three years, whereas the remaining stock options have a 10-year term and vest ratably over five years. Substantially all of the RSUs and PSUs vest ratably over three years.

Share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended
	March 30, 2012	April 1, 2011
	(Dollars in millions)
Stock options and SSARs	$1	$1
RSUs	4	3

Total share-based compensation expense	$5	$4

Cash Awards

For the three months ended March 30, 2012 and April 1, 2011, the Company recognized compensation expense associated with its cash-settled share-based compensation and retention awards of approximately $3 million and $4 million, respectively. As of March 30, 2012, the liability and fair value of the cash awards were $2 million and $5 million, respectively. As of December 31, 2011, the liability and fair value of the cash awards were $40 million and $45 million, respectively.

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

2009 Awards.    In February 2009, the Company issued cash incentive awards for executive officers, vice presidents and independent directors and retention awards for executive officers and vice presidents of the Company (the “2009 Awards”). For compensation expense purposes, the fair value of the share-based portion of the 2009 Awards was determined based on a lattice model (the Monte Carlo simulation) and was re-measured quarterly. During the first quarter of 2012, approximately $40 million was paid to fully satisfy the obligation for these awards.

15.	Related Party Transactions

Blackstone.    Pursuant to the Company’s Transaction and Monitoring Fee Agreement (the “TMF Agreement”) with an affiliate of The Blackstone Group L.P. (“Blackstone”), Blackstone had provided the Company certain monitoring, advisory and consulting services as more fully described in the agreement. The Company was paying an annual monitoring fee of $5 million for these services. In the first quarter of 2011, the TMF Agreement was terminated in return for the Company’s commitment to pay Blackstone a total of approximately $10 million under a quarterly payment schedule commensurate with the payment schedule under the TMF Agreement. For the three months ended April 1, 2011, approximately $11 million of expense was included in the consolidated statements of earnings, which included the $10 million expense recognized upon termination as well as $1 million of expense that was recognized prior to the termination. No additional expense has been recognized subsequent to the first quarter of 2011 as a result of these arrangements.

16.	Segment Information

The following tables present certain financial information by segment:

	Three Months Ended
	March 30, 2012	April 1, 2011
	(Dollars in millions)
Sales to external customers:
Chassis Systems	$2,592	$2,450
Occupant Safety Systems	899	961
Electronics	242	217
Automotive Components	475	481

Total sales to external customers	$4,208	$4,109

Intersegment sales:
Chassis Systems	$22	$18
Occupant Safety Systems	18	13
Electronics	137	120
Automotive Components	21	20

Total intersegment sales	$198	$171

Total segment sales:
Chassis Systems	$2,614	$2,468
Occupant Safety Systems	917	974
Electronics	379	337
Automotive Components	496	501

Total segment sales	$4,406	$4,280

Earnings before taxes:
Chassis Systems	$172	$224
Occupant Safety Systems	75	109
Electronics	47	41
Automotive Components	36	32

Segment earnings before taxes	330	406
Corporate expense and other	3	(25)
Financing costs	(29)	(34)
Loss on retirement of debt — net	(5)	(10)
Net earnings attributable to noncontrolling interest, net of tax	9	10

Earnings before income taxes	$308	$347

For the three months ended April 1, 2011, earnings before taxes for Chassis Systems and Electronics have been adjusted to correspond with 2012 classifications.

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

As of March 30, 2012, the Company had reserves for environmental matters of $68 million. Upward adjustments to this reserve since 2009 have been made to account for the Company’s increased share of liability at multi-party sites resulting from the bankruptcies of certain other co-defendants, such as General Motors Corporation and Chrysler LLC, normal project life-cycle progression (from investigation to active remediation), and new projects arising from the closure and preparation for sale of older facilities. In addition, the Company has established a receivable from Northrop Grumman Corporation (“Northrop”) for a portion of this environmental liability as a result of indemnification provided for in the master purchase agreement between Northrop and an affiliate of Blackstone under which Northrop has agreed to indemnify the Company for 50% of any environmental liabilities associated with the operation or ownership of the Company’s automotive business existing at or prior to the acquisition, subject to certain exceptions. The Company believes any liability, in excess of amounts accrued in its financial statements, that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company’s financial position, results of operations or cash expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial statements or the possible effect of compliance with environmental requirements imposed in the future.

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

Management believes that the ultimate resolution of the foregoing matters will not have a material effect on the Company’s financial statements as a whole.

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

As a result of the Company’s commitment to cooperate in connection with the governmental investigations, the Company commenced its own internal investigation, which remains open. While the Company continues to incur legal and other expenses relating to the ongoing Antitrust Investigations, at this point, the Company cannot estimate the ultimate financial impact resulting from the investigations. The Company will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission on February 16, 2012, and the other information included herein. References in this quarterly report on Form 10-Q (this “Report”) to “we,” “our,” or the “Company” refer to TRW Automotive Holdings Corp., together with its subsidiaries.

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

Financial Results

For the three months ended March 30, 2012:

•

Our net sales were $4.2 billion, which represents an increase of 2% from the prior year period. The increase in sales was driven primarily by higher demand for our active and passive safety products and increased vehicle production, primarily in North America, partially offset by lower vehicle production volumes in Europe and the negative effects of foreign currency exchange.

•

Operating income was $331 million compared to $372 million in the prior year period. The decrease in operating income of $41 million resulted primarily from a higher proportion of lower margin business, planned increases in costs to support future growth (such as spending on research, development and engineering), net commodity inflation and, to a lesser extent, the negative effects of foreign currency exchange, partially offset by the contribution from higher sales volumes.

•

Net earnings attributable to TRW were $206 million as compared to net earnings of $281 million in the prior year period. This decrease of $75 million was primarily the result of the decline in operating income and higher income tax expense (which was driven by a higher effective tax rate for the three months ended March 30, 2012 resulting primarily from the reversal of the valuation allowance on deferred income tax assets in the United States on December 31, 2011).

Recent Trends and Conditions

Our business and operating results are directly affected by the strength of the global automotive industry, which tends to be driven by macro-economic factors such as consumer confidence, volatile commodity and fuel prices and regulatory/governmental initiatives. The primary trends and market conditions impacting our business in 2012 include:

General Economic Conditions:

During the first quarter of 2012, automobile suppliers benefitted from increased production levels in North America resulting from accelerated vehicle demand in the U.S., as the economic recovery continued to advance in the region. In contrast, economic uncertainties remain in Europe as the sovereign debt crisis in the euro-zone has resulted in recessionary conditions throughout the region and caused consumer demand for vehicles to decline. The automotive industry recovery remains fragile and susceptible to broad economic conditions that could adversely impact consumer demand for vehicles.

Production Levels:

Global vehicle production levels during the first quarter of 2012 continued on a positive trend, which was primarily attributable to increased production in North America and Asia Pacific in excess of declines in production in Europe.

In 2011, approximately 49% of our sales originated in Europe. Despite continued demand of exports of luxury vehicles to Asia and North America from this region, the automobile market experienced lower production levels in the first quarter of 2012 compared to the first quarter of 2011, primarily as a result of lower European consumer demand caused by concerns surrounding sovereign debt issues in Europe and accompanying government austerity programs.

In 2011, approximately 32% of our sales originated in North America. Production levels in this region were higher in the first quarter of 2012 compared to the first quarter of 2011, primarily due to improved consumer sentiment and the release of pent-up demand for durable goods. Production growth for the Detroit Three (defined as Chrysler Group LLC, Ford Motor Company and General Motors Company, combined) lagged behind the overall growth for the region as the Japanese OEMs significantly increased production as they recover from the constraints caused by the earthquake and tsunami in Japan that occurred in 2011. We expect this trend to continue throughout 2012. In general, our financial results are more closely correlated to the production by the Detroit Three given our higher sales content to them compared to Japanese manufacturers.

In 2011, approximately 19% of our sales originated in regions outside of Europe and North America (primarily China, which comprised approximately 10% of total sales). In China, production levels were slightly lower during the first quarter of 2012 compared to the first quarter of 2011 due to a slowing of the overall economy which is anticipated to be temporary. As long-term economic and industry fundamentals in China remain positive, we expect productions levels for the remainder of 2012 to accelerate.

Product Mix:

Product mix tends to be influenced by a variety of factors such as gasoline prices, consumer income and wealth and governmental regulations (e.g. fuel economy standards driving more small car production). In Europe, demand has historically tended to be toward smaller, more fuel efficient vehicles. However, during the first quarter of 2012, continued demand for luxury vehicles in Asia and North America regions continued to support robust levels of production and exports of these larger luxury vehicles. In North America, product mix tends to be more correlated to short-term fluctuations in the price of gasoline and consumer wealth, thereby causing production to swing between sport utility vehicles/light trucks and more economical passenger cars. In general, smaller, more fuel efficient vehicles tend to be less profitable for OEMs and suppliers.

Supply Base:

As production levels increase, particularly in North America, Tier 2 and Tier 3 suppliers face the challenges of managing through increased working capital and capital expenditure requirements. Given the increased production levels in North America, there are concerns about suppliers’ ability to timely meet increasing demand with existing capacity. Further, as companies continue with planned investments to support the increased production levels, there is also concern about the impact that potential sovereign debt defaults or a resulting global economic slowdown may have on the availability and cost of incremental credit for many companies. In some cases, capacity constraints, limited availability of raw materials or components or financial instability of the Tier 2 and Tier 3 supply base pose a risk of supply disruption to us.

In addition, an explosion in March 2012 at a chemicals manufacturing plant in Germany which produces a key ingredient in plastics manufacturing could cause a shortage of a key component in automobile production that may temporarily disrupt the global automobile supply chain. Although this key component is not material to our product lines, such disruption could have a substantial negative impact on automotive suppliers and manufacturers, as they may experience production interruptions and incur increased costs identifying and obtaining substitute resins or resulting parts. We continue to assess the full impact of this event on our operations and on our suppliers’ operations.

We have dedicated resources and systems to closely monitor the viability and performance of our supply base and are constantly evaluating opportunities to mitigate the risk and/or effects of any supplier disruption.

Inflation and Pricing Pressure:

Overall commodity volatility is an ongoing concern for our business and has been a considerable operational and financial focus for us. Our operating results continue to be negatively impacted by the increasing cost of certain commodities essential to our business. As production levels rise, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. Although prices have fallen off peak levels for certain of our raw materials and manufactured components that have traditionally been susceptible to inflation (such as copper and aluminum castings), we continue to experience increased inflationary pressures for certain other commodities such as yarn, certain resins and rare earth materials, as examples. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in such costs. However, it is generally difficult to pass the full extent of increased prices for manufactured components and raw materials through to our customers in the form of price increases.

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

Foreign Currencies:

During the first quarter of 2012, we experienced a negative impact from foreign currency effects on our reported earnings in U.S. dollars compared to the first quarter of 2011, primarily resulting from the translation of results denominated in other currencies, mainly the euro. Our operating results will continue to be impacted by our buying, selling and borrowing in currencies other than the functional currency of our operating companies. We employ financial instruments to hedge certain exposures to fluctuations and adverse trends in foreign currency exchange rates to try to abate or delay the effects thereof, but such instruments may not always be available to us at economically reasonable costs.

Strategic Initiatives

On an ongoing basis, we evaluate our competitive position in the global automotive supply industry and determine what actions are required to maintain and improve that position. As production levels rise, and considering the significant growth in strategic markets such as China and Brazil (which continues, albeit at a more moderate pace), we continue to focus on investing appropriate levels of capital to support anticipated growth and expansion. These investments are critical as they position us to benefit from expected long-term growth opportunities.

In general, our long-term objectives are geared toward growing our business, expanding our newer, innovative technologies, winning new contracts, generating cash and strengthening our market position. We believe that a continued focus on research, development and engineering activities is critical to maintaining our leadership position in the industry and meeting our long-term objectives. As a result, despite any indications of an economic slowdown, we continue our commitment to invest in facilities and infrastructure in order to support new business awards and achieve our long-term growth plans, as is evidenced by recent increases in capital expenditures and our expectation of continued increases throughout 2012 and 2013.

For 2012, we will continue to focus on our growth strategies, cash generation and capital structure improvement, while managing through the near-term industry challenges, such as increased commodity prices and a general economic slowdown in certain markets.

Although we believe that we have established a firm foundation for continued profitability, we continue to evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions. As such, plant rationalizations and targeted workforce reduction efforts may be warranted.

Antitrust Investigations

In connection with the Antitrust Investigations, in June 2011, European antitrust authorities visited certain of our Occupant Safety Systems business unit locations in Germany to gather information. We also received a subpoena related to the Antitrust Investigations in the United States from the U.S. Department of Justice. As a result of our commitment to cooperate in connection with the Antitrust Investigations, we commenced our own internal investigation, which remains open. While the Company continues to incur legal and other expenses relating to the ongoing Antitrust Investigations, at this point we cannot estimate the ultimate financial impact resulting from the investigations, but we will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

Our Debt and Capital Structure

During the first quarter of 2012, we continued to focus on improving the strength and flexibility of our capital structure, resulting in outstanding debt of $1.5 billion and a cash balance of $997 million. We continued to reduce our debt by repurchasing $48 million in principal amount of our senior unsecured notes with cash on hand.

As market conditions warrant, we and our major equity holders, including The Blackstone Group L.P. and its affiliates, may from time to time repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or otherwise.

On February 15, 2012, the Company’s board of directors approved a share repurchase program that is intended to offset, on an ongoing basis, the dilution created by the Company’s stock incentive plan in 2011 and subsequent years. The board authorized the Company to repurchase up to 2.3 million shares of its common stock in 2012 (representing dilution from 2011 and estimated dilution for 2012), and up to 1.5 million shares in each subsequent year although the Company is not obligated to repurchase any shares. See Part II, Item 2(c), “Issuer repurchases of equity securities,” of this Report for further information. During the period ended March 30, 2012, we repurchased 837,900 shares with cash on hand totaling approximately $38 million.

See “LIQUIDITY AND CAPITAL RESOURCES” below and Note 11 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for further information.

RESULTS OF OPERATIONS

The following unaudited consolidated statements of earnings compare the results of operations for the periods presented as follows:

Total Company Results of Operations

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended
	March 30, 2012	April 1, 2011	Variance
	(Dollars in millions)
Sales	$4,208	$4,109	$99
Cost of sales	3,734	3,598	136

Gross profit	474	511	(37)
Administrative and selling expenses	146	151	(5)
Amortization of intangible assets	3	5	(2)
Restructuring charges and fixed asset impairments	2	—	2
Other (income) expense — net	(8)	(17)	9

Operating income	331	372	(41)
Interest expense — net	29	34	(5)
Loss on retirement of debt — net	5	10	(5)
Gain on business acquisition	—	(9)	9
Equity in earnings of affiliates, net of tax	(11)	(10)	(1)

Earnings before income taxes	308	347	(39)
Income tax expense	93	56	37

Net earnings	215	291	(76)
Less: Net earnings attributable to noncontrolling interest, net of tax	9	10	(1)

Net earnings attributable to TRW	$206	$281	$(75)

Comparison of the Three Months Ended March 30, 2012 to the Three Months Ended April 1, 2011

Sales increased by $99 million, or 2%, for the three months ended March 30, 2012 as compared to the three months ended April 1, 2011. The increase in sales was driven by higher volume and increased demand for our active and passive safety products of $222 million, partially offset by the unfavorable impact of foreign currency exchange of $95 million and lower sales of $28 million related to businesses divested in the fourth quarter of 2011.

Changes in both vehicle production levels and our sales, by major geographic region in which we have our most significant sales, as compared to the prior year quarter are presented below:

	Variance
	Vehicle Production(a)	TRW Sales
North America	16%	14%
Europe	(5)%	(9)%
China and Brazil	(3)%	23%

(a)	Source: Primarily IHS Automotive light vehicle production forecast.

The increase in sales in North America for the three months ended March 30, 2012 was relatively consistent with the vehicle production increase in this region. However, the increase in our sales was higher than the production increase for the Detroit Three, our primary customers, due to increased demand for our safety products. In Europe, sales were negatively impacted by foreign currency exchange (excluding the impact of foreign currency exchange, sales decreased 5% in Europe, which was in line with the decline in production). In China, despite a decrease in production, our sales increased primarily due a favorable concentration of customers, a customer plant shutdown in 2011 affecting our modules business, and increased demand for our safety products. In Brazil, after considering the impact for foreign currency exchange, our sales decreased 7%, which was less than the decrease in production for the country, largely due to increased demand for our safety products resulting from increased governmental safety regulations.

Cost of sales increased by $136 million, or 4%, for the three months ended March 30, 2012 as compared to the three months ended April 1, 2011. The increase was driven primarily by additional costs associated with increased volume and inflation, together which totaled $222 million, partially offset by the positive impact of foreign currency exchange of $86 million. These items resulted in the following variances to the major components within our cost of sales:

(Dollars in millions)
Cost of sales, three months ended April 1, 2011	$3,598
Material	164
Labor and other	(19)
Depreciation and amortization	(9)

Cost of sales, three months ended March 30, 2012	$3,734

Gross profit, as a percentage of sales, for the three months ended March 30, 2012 was 11.3% compared to 12.4% for the three months ended April 1, 2011. This contraction was primarily driven by the increased costs to support growth plans (such as increased engineering costs), inflation, a higher proportion of lower margin business, the unfavorable impact of foreign currency exchange, and to a lesser degree, incremental costs associated with supply constraints, primarily in North America, as a result of the rapid production increase in the quarter.

Gross profit decreased by $37 million for the three months ended March 30, 2012 as compared to the three months ended April 1, 2011. This decrease was primarily driven by increased inflation and engineering costs (net of cost reductions) of $34 million, a higher proportion of lower margin business (net of favorable volume) of $10 million, and the unfavorable impact of foreign currency exchange of $9 million. Partially offsetting these unfavorable items was a variance of $16 million resulting from a favorable change in actuarially established recall loss projections due to improved historical claims data.

Administrative and selling expenses, as a percentage of sales, were 3.5% for the three months ended March 30, 2012 as compared to 3.7% for the three months ended April 1, 2011. The decrease of $5 million was primarily driven by the non-recurrence of a $10 million expense related to the termination of the transaction and monitoring fee agreement with an affiliate of The Blackstone Group L.P. and the favorable impact of foreign currency exchange of $3 million, partially offset by increased wages and benefits of $8 million (largely to support future growth).

Restructuring charges and asset impairments were $2 million for the three months ended March 30, 2012, which primarily relate to severance and other charges.

Other income — net decreased by $9 million for the three months ended March 30, 2012 as compared to the three months ended April 1, 2011. This decrease was primarily due to the unfavorable variance in the marking to market of forward electricity purchase contracts of $5 million, the unfavorable impact of foreign currency exchange of $5 million and a decrease in royalty and grant income of $3 million, partially offset by an improvement in the provision for bad debts of $5 million.

Interest expense — net decreased by $5 million for the three months ended March 30, 2012 as compared to the three months ended April 1, 2011, primarily as the result of lower overall debt levels.

Loss on retirement of debt — net was $5 million for the three months ended March 30, 2012 as compared to $10 million for the three months ended April 1, 2011. During the three months ended March 30, 2012, we repurchased portions of our senior unsecured notes totaling $48 million in principal amount and recorded a loss on retirement of debt of $5 million. During the three months ended April 1, 2011 we repurchased portions of our senior unsecured notes totaling $113 million in principal amount and recorded a loss on retirement of debt of $10 million. The loss in both periods included the write-off of a portion of debt issuance costs, discounts and premiums.

Income tax expense for the three months ended March 30, 2012 was $93 million on pre-tax earnings of $308 million as compared to an income tax expense of $56 million on pre-tax earnings of $347 million for the three months ended April 1, 2011. For the period ended March 30, 2012, the income tax rate varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits. The income tax rate for the period ended April 1, 2011 varies from the United States statutory income tax rate primarily due to earnings in the United States that did not result in the recognition of a corresponding income tax expense as a result of our valuation allowance position, as well as favorable foreign tax rates, holidays, and credits.

Segment Results of Operations

Sales, Including Intersegment Sales

	Three Months Ended
	March 30, 2012	April 1, 2011	Variance
	(Dollars in millions)
Chassis Systems	$2,614	$2,468	$146
Occupant Safety Systems	917	974	(57)
Electronics	379	337	42
Automotive Components	496	501	(5)
Intersegment eliminations	(198)	(171)	(27)

Total sales	$4,208	$4,109	$99

Cost of Sales

	Three Months Ended
	March 30, 2012	April 1, 2011	Variance
	(Dollars in millions)
Chassis Systems	$2,374	$2,193	$181
Occupant Safety Systems	827	853	(26)
Electronics	331	294	37
Automotive Components	443	448	(5)
Intersegment eliminations	(198)	(171)	(27)

Segment cost of sales	$3,777	$3,617	$160

Earnings Before Taxes

	Three Months Ended
	March 30, 2012	April 1, 2011	Variance
	(Dollars in millions)
Chassis Systems	$172	$224	$(52)
Occupant Safety Systems	75	109	(34)
Electronics	47	41	6
Automotive Components	36	32	4

Segment earnings before taxes	330	406	(76)
Corporate expense and other	3	(25)	28
Financing costs	(29)	(34)	5
Loss on retirement of debt — net	(5)	(10)	5
Net earnings attributable to noncontrolling interest, net of tax .	9	10	(1)

Earnings before income taxes	$308	$347	$(39)

Certain income and costs not associated with the current operations of our segments are recorded within Corporate. For example, in cost of sales, we recognize income related to our closed pension plan in the U.K. within Corporate. This plan included hourly employees, substantially all of whom are not actively employed by the Company.

For the three months ended March 30, 2012, Corporate related costs include a $16 million favorable change in actuarially established recall loss projections due to improved historical claims data. For the three months ended April 1, 2011, Corporate related costs include a $10 million expense related to the termination of the transaction and monitoring fee agreement with an affiliate of The Blackstone Group L.P.

Chassis Systems

Comparison of the three months ended March 30, 2012 and April 1, 2011:

Sales, including intersegment sales, increased by $146 million, or 6%, for the three months ended March 30, 2012 as compared to the three months ended April 1, 2011. This increase was driven primarily by favorable volume of $223 million, partially offset by the unfavorable impact of foreign currency exchange of $49 million and lower sales of $28 million related to businesses divested in the fourth quarter of 2011.

Cost of sales increased by $181 million, or 8%, for the three months ended March 30, 2012 as compared to the three months ended April 1, 2011, primarily consisting of higher material costs of $172 million and higher labor and other costs of $9 million. These increases were primarily driven by additional costs associated with higher volume, inflation and other costs of $223 million, partially offset by the favorable impact of foreign currency exchange of $42 million.

Earnings before taxes, as a percentage of sales, was 6.6% for the three months ended March 30, 2012 compared to 9.1% for the three months ended April 1, 2011. This contraction was primarily driven by a higher proportion of lower margin business, inflation, the increased costs to support growth plans (such as increased engineering costs), and to a lesser degree, incremental costs associated with supply constraints, primarily in North America, as a result of the rapid production increase in the quarter.

Earnings before taxes decreased by $52 million for the three months ended March 30, 2012 as compared to the three months ended April 1, 2011. This decrease was driven primarily by the impact of a higher proportion of lower margin business of $30 million, increased inflation and engineering costs (net of cost reductions) of $30 million, the unfavorable impact of foreign currency exchange of $9 million, and the non-recurrence of the favorable impact related to a gain on business acquisition of $9 million. Partially offsetting these unfavorable items was increased volume of $26 million.

For the three months ended March 30, 2012, this segment incurred $2 million of restructuring charges primarily related to severance and other charges.

Occupant Safety Systems

Comparison of the three months ended March 30, 2012 and April 1, 2011:

Sales, including intersegment sales, decreased by $57 million, or 6%, for the three months ended March 30, 2012 as compared to the three months ended April 1, 2011. The decrease in sales due to lower production volumes was offset by the increase in demand for our passive safety products. Additionally, sales were negatively affected by the unfavorable impact of foreign currency exchange of $35 million as well as the timing of $23 million of price reductions provided to customers.

Cost of sales decreased by $26 million, or 3%, for the three months ended March 30, 2012 as compared to the three months ended April 1, 2011, primarily consisting of lower material costs of $14 million and lower labor and other costs of $12 million. These decreases were primarily driven by the favorable impact of foreign currency exchange of $31 million offset by additional costs associated with higher volume, inflation and other costs of $5 million.

Earnings before taxes, as a percentage of sales, was 8.2% for the three months ended March 30, 2012 compared to 11.2% for the three months ended April 1, 2011. This contraction was primarily driven by price reductions provided to customers and the impact of a higher proportion of lower margin business.

Earnings before taxes decreased by $34 million for the three months ended March 30, 2012 as compared to the three months ended April 1, 2011. This decrease was driven primarily by a higher proportion of lower margin business of $19 million, increased commodity inflation of $9 million and price reductions provided to customers (net of cost reductions and non-commodity inflation) of $5 million.

Electronics

Comparison of the three months ended March 30, 2012 and April 1, 2011:

Sales, including intersegment sales, increased by $42 million, or 12%, for the three months ended March 30, 2012 as compared to the three months ended April 1, 2011. This increase was primarily driven by higher volume of $45 million, partially offset by the unfavorable impact of foreign currency exchange of $3 million.

Cost of sales increased by $37 million, or 13%, for the three months ended March 30, 2012 as compared to the three months ended April 1, 2011, primarily consisting of higher material costs of $35 million and higher labor and other costs of $2 million. These increases were primarily driven by additional costs associated with higher volume, inflation and other costs of $40 million offset by the favorable impact of foreign currency exchange of $3 million.

Earnings before taxes, as a percentage of sales, was 12.4% for the three months ended March 30, 2012 compared to 12.2% for the three months ended April 1, 2011. This increase was primarily driven by favorable volume partially offset by a higher proportion of lower margin business, inflation, and the increased costs to support growth plans.

Earnings before taxes increased by $6 million for the three months ended March 30, 2012 as compared to the three months ended April 1, 2011. This increase was driven primarily by favorable volume of $12 million offset by a higher proportion of lower margin business of $5 million.

Automotive Components

Comparison of the three months ended March 30, 2012 and April 1, 2011:

Sales, including intersegment sales, decreased by $5 million, or 1%, for the three months ended March 30, 2012 as compared to the three months ended April 1, 2011. This decrease was primarily driven by the unfavorable impact of foreign currency exchange of $13 million, partially offset by higher volume of $8 million.

Cost of sales decreased by $5 million, or 1%, for the three months ended March 30, 2012 as compared to the three months ended April 1, 2011, primarily consisting of lower material costs of $3 million and lower labor and other costs of $2 million. These decreases were primarily driven by the favorable impact of foreign currency exchange of $12 million partially offset by additional costs associated with higher volume, inflation and other costs of $7 million.

Earnings before taxes, as a percentage of sales, was 7.3% for the three months ended March 30, 2012 compared to 6.4% for the three months ended April 1, 2011. This increase was primarily driven by cost reduction activities and volume, partially offset by the unfavorable impact of foreign currency exchange.

Earnings before taxes increased by $4 million for the three months ended March 30, 2012 as compared to the three months ended April 1, 2011. This increase was driven primarily by cost reductions (net of inflation and engineering costs) of $3 million and favorable volume of $2 million, partially offset by the unfavorable impact of foreign currency exchange of $1 million.

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

As of March 30, 2012, the amount of cash and cash equivalents held by foreign subsidiaries was $762 million. If these funds were needed for our operations in the U.S., we would be required to provide for U.S. federal and state income tax, foreign income tax, and foreign withholding taxes on the funds repatriated. We have already provided for these taxes in accordance with ASC 740-30-25 on a portion of these funds. However, for the remainder of the funds we have not provided for such taxes, as it is our intention that those funds are permanently reinvested outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash Flows

Operating Activities.    Cash used in operating activities for the three months ended March 30, 2012 was $102 million as compared to cash provided by operating activities for the three months ended April 1, 2011 of $81 million. This decrease of $183 million between the two periods was primarily the result of employee benefit-related payments of $59 million, which included the payout for certain cash incentive and retention awards for executive officers and vice presidents that vested during the period, plus payments related to pension and OPEB benefits, increased working capital of $57 million and lower cash earnings. Also contributing to the change were higher levels of net cash payments for value-added taxes of $15 million due to the timing of cash flows associated with payments and collections, and increased investments in tooling of $10 million largely to support our current growth initiatives.

Investing Activities.    Cash used in investing activities for the three months ended March 30, 2012 was $86 million as compared to $49 million for the three months ended April 1, 2011.

Capital expenditures were $96 million for the three months ended March 30, 2012 as compared to $67 million for the three months ended April 1, 2011. These capital expenditures were primarily related to investing in new facilities, upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $650 million to $700 million on capital expenditures during 2012, depending on timing of expenditures, as we continue to invest in strategic growth.

During the three months ended April 1, 2011, we acquired $15 million in cash in conjunction with an acquisition in our Chassis Systems segment.

Financing Activities.    Cash used in financing activities was $85 million for the three months ended March 30, 2011, as compared to $107 million for the three months ended April 1, 2011.

During the three months ended March 30, 2012, we utilized $53 million of cash on hand to optionally repurchase portions of our senior unsecured notes, totaling $48 million in principal amount. Also during the first quarter of 2012, we used $38 million of cash on hand to repurchase 837,900 shares of our common stock.

During the three months ended April 1, 2011, we utilized $123 million of cash on hand to optionally repurchase portions of our senior unsecured notes, totaling $113 million in principal amount.

Other Sources of Liquidity

Liquidity Facilities.    We may draw down on, and use proceeds from, our senior secured revolving credit facility to fund normal working capital needs from month to month in conjunction with available cash on hand. As of March 30, 2012, we had $992 million of availability under our revolving credit facility. This availability reflects no outstanding borrowings and reduced availability as a result of $28 million in outstanding letters of credit and bank guarantees.

On March 30, 2012, our subsidiaries in the Asia Pacific region also had various uncommitted credit facilities, of which $177 million was unutilized. We expect that these additional facilities will be drawn from time to time for normal working capital purposes and to fund capital expenditures in support of planned expansion in Asia Pacific.

Under normal working capital utilization of liquidity, portions of the amounts drawn under our liquidity facilities typically are paid back throughout the month as cash from customers is received. We could then draw upon such facilities again for working capital purposes in the same or succeeding months.

The agreement that governs our senior secured revolving credit facility contains a number of covenants, including financial covenants, that would impact our ability to borrow on the facility if not met and restrictive covenants that restrict, among other things, the ability to incur additional indebtedness, repay other indebtedness, repurchase capital stock and pay cash dividends on our common stock. As of March 30, 2012, we were in compliance with all of our financial covenants. Such covenants are described in more detail in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

See “— Senior Secured Credit Facilities” in Note 11 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our revolving credit facility.

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

CONTINGENCIES AND ENVIRONMENTAL MATTERS

The information concerning the ongoing Antitrust Investigations and other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 17 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the three months ended March 30, 2012.

OUTLOOK

For the full year 2012, we expect revenue to be approximately $16.3 to $16.6 billion, including second quarter sales of approximately $4.2 billion. These sales figures are based on expected 2012 production levels of 14.7 million units in North America, 18.9 million units in Europe, continued growth in China and our expectations for foreign currency exchange rates.

In North America, the industry recovery continues to trend in a positive direction. As such, we expect production levels to continue increasing, although we expect the Detroit Three to lag behind the overall production growth rate for the region as Japanese manufacturers continue to increase their production schedules compared with the prior year as constraints subside related to the 2011 earthquake and tsunami in Japan. In Europe, continued concern regarding potential sovereign debt defaults and accompanying government austerity programs has diminished consumer sentiment, which is expected to negatively impact vehicle production levels throughout the remainder of 2012. Growth in developing markets is expected to continue for the remainder of the year. Considering the expected long-term growth within these regions, we continue to invest appropriate levels of capital to support expansion in these areas.

We continue to be exposed to the potential inflationary impact of certain commodities, including commodities that have been more recently prone to higher inflation such as yarn, rare earth materials, and certain resins, for example. We expect the inflationary pressures experienced in the first quarter of 2012 to continue for the remainder of the year. As production increases, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. Although the impact of commodity inflation may not affect us immediately, it is typically evidenced by near-term contribution margin contraction and can put significant operational and financial burdens on us and our suppliers.

An explosion in March 2012 at a chemicals manufacturing plant in Germany which produces a key ingredient in plastics manufacturing could cause a shortage of a key component in automobile production that may temporarily disrupt the global automobile supply chain. Although this key component is not material to our product lines, such disruption could have a substantial negative impact on automotive suppliers and manufacturers, as they may experience production interruptions and incur increased costs identifying and obtaining substitute resins or resulting parts. We continue to assess the full impact of this event on our operations and on our suppliers’ operations.

We continue to monitor the entire Tier 2 and Tier 3 supply base and its ability to perform as expected as it faces additional financial and operational challenges in the current environment due to commodity inflationary pressures, the potential impact that sovereign debt defaults (or the fear of such defaults) may have on available liquidity, and capacity constraints resulting from increased production levels. The inability of any major supplier to meet its commitments could negatively impact us either directly or by negatively affecting our customers. We are pursuing alternate sources of supply where necessary and practicable.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2011 under “Item 1A. Risk Factors,” including: any developments related to antitrust investigations adversely affecting our financial condition, results, cash flows or reputation; any shortage of specialty resins or other supplies causing a production disruption for any customers or us; general economic conditions causing a material contraction in automotive sales and production adversely affecting our results or the viability of our supply base; the unsuccessful implementation of our current expansion efforts adversely impacting our business and results; commodity inflationary pressures adversely affecting our profitability or supply base; strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations impacting our results; pricing pressures from our customers adversely affecting our profitability; increasing costs negatively impacting our profitability; the loss of any of our largest customers materially adversely affecting us; risks associated with non-U.S. operations, including economic and political uncertainty in some regions, adversely affecting our business, results or financial condition; any inability to protect our intellectual property rights adversely affecting our business or our competitive position; costs of product liability, warranty and recall claims and efforts by customers to adversely alter contract terms and conditions concerning warranty and recall participation; costs or liabilities relating to environmental, health and safety regulations adversely affecting our results; any increase in the expense of our pension and other postretirement benefits or the funding requirements of our pension plans reducing our profitability; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers adversely affecting our operations; volatility in our annual effective tax rate resulting from a change in our valuation allowances, our mix of earnings between jurisdictions or other factors; any impairment of a significant amount of our goodwill or other intangible assets; any disruption in our information technology systems adversely impacting our business and operations; and other risks and uncertainties set forth in our Annual Report on Form 10-K, in “— Executive Overview” above and in our other filings with the Securities and Exchange Commission.

All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We do not undertake any obligation to release publicly any update or revision to any of the forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of March 30, 2012, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.    There was no change in the Company’s internal controls over financial reporting that occurred during the first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

The information concerning the ongoing Antitrust Investigations and other legal proceedings involving the Company contained in Note 17 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

Item 1A.    Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer repurchases of equity securities

On February 15, 2012, the Company’s board of directors approved a share repurchase program that is intended to offset, on an ongoing basis, the dilution created by the Company’s stock incentive plan in 2011 and subsequent years. The repurchase program does not have an expiration date, but may be modified, suspended or terminated by the board of directors at any time without prior notice. The Company anticipates acquiring the shares from time to time as management deems appropriate, although the Company is not obligated to repurchase any shares under the program.

The following table summarizes information relating to purchases of the Company’s common stock made by or on behalf of the Company in accordance with the repurchase program and pursuant to a 10b5-1 trading plan during the first quarter of 2012.

Period(a)	Total Number of Shares Purchased(b)	Average Price Paid Per Share(c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(d)
January 1, 2012 to February 3, 2012	—	$—	—	2,300,000
February 4, 2012 to March 2, 2012	71,000	45.74	71,000	2,229,000
March 3, 2012 to March 30, 2012	766,900	45.70	766,900	1,462,100

Total	837,900	$45.70	837,900	1,462,100

(a)	Monthly information is presented by reference to the Company’s fiscal months during the first quarter of 2012, based upon settlement of each transaction.

(b)	All of the shares indicated were purchased under an ongoing program to manage the dilution created by the Company’s stock incentive plan, which was approved by the Company’s board of directors on February 15, 2012 and announced in the Company’s Annual Report on Form 10-K filed on February 16, 2012. Under the program, which does not have an expiration date, the Company may repurchase up to 2.3 million shares in 2012 and up to 1.5 million shares in each subsequent year.

(c)	Excluding commissions.

(d)	The numbers in this column reflect the maximum number of shares that may yet be purchased in 2012 under the program, although additional shares may be purchased in subsequent years.

In addition, the independent trustee of our 401(k) plans purchases shares in the open market to fund (i) investments by employees in our common stock, one of the investment options available under such plans, and (ii) matching contributions in Company stock we provide under certain of such plans. In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and permits the satisfaction of the minimum statutory tax obligations upon exercise of options through stock withholding. Further, while our stock incentive plan also permits the satisfaction of the minimum statutory tax obligations upon the vesting of restricted stock units and the exercise of stock-settled stock appreciation rights through stock withholding, the shares withheld for such purpose are issued directly to us and are then immediately retired and returned to our authorized but unissued reserve. The Company does not believe that the foregoing purchases or transactions are issuer repurchases for the purposes of Item 2 of this Report.

Item 6.    Exhibits (including those incorporated by reference)

Exhibit Number	Exhibit Name

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2003)

3.2	Third Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed November 17, 2004)

10.1*	Second Amendment dated as of February 15, 2012 to Employment Agreement of Robin A. Walker-Lee

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

**	Submitted electronically with this Report. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included as Exhibits 101 hereto (i) shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (ii) shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (iii) otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRW Automotive Holdings Corp. (Registrant)

Date: May 1, 2012

	By:	/s/ Joseph S. Cantie
Joseph S. Cantie Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)