Form 10-Q
period 2012-06-29
TRW AUTOMOTIVE HOLDINGS CORP
filed 2012-07-31
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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

As of July 24, 2012, the number of shares outstanding of the registrant’s Common Stock was 122,042,695.

TRW Automotive Holdings Corp.

Index

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Three Months Ended
	June 29, 2012	July 1, 2011
	(Unaudited) (In millions, except per share amounts)
Sales	$4,239	$4,234
Cost of sales	3,763	3,717

Gross profit	476	517
Administrative and selling expenses	143	152
Amortization of intangible assets	3	3
Restructuring charges	2	—
Other (income) expense — net	(9)	(6)

Operating income	337	368
Interest expense — net	27	30
Loss on retirement of debt — net	—	10
Equity in earnings of affiliates, net of tax	(9)	(10)

Earnings before income taxes	319	338
Income tax expense	92	34

Net earnings	227	304
Less: Net earnings attributable to noncontrolling interest, net of tax	7	11

Net earnings attributable to TRW	$220	$293

Basic earnings per share:
Earnings per share	$1.80	$2.37

Weighted average shares outstanding	122.5	123.7

Diluted earnings per share:
Earnings per share	$1.71	$2.21

Weighted average shares outstanding	129.6	134.4

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Comprehensive Earnings

	Three Months Ended
	June 29, 2012	July 1, 2011
	(Unaudited) (Dollars in millions)
Net earnings	$227	$304
Other comprehensive earnings (losses):
Foreign currency translation	(130)	34
Retirement obligations, net of tax	3	(5)
Deferred cash flow hedges, net of tax	(20)	(3)

Total other comprehensive earnings (losses)	(147)	26
Comprehensive earnings	80	330
Less: Comprehensive earnings attributable to noncontrolling interest	1	13

Comprehensive earnings attributable to TRW	$79	$317

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Six Months Ended
	June 29, 2012	July 1, 2011
	(Unaudited)
	(In millions, except per share amounts)
Sales	$8,447	$8,343
Cost of sales	7,497	7,315

Gross profit	950	1,028
Administrative and selling expenses	289	303
Amortization of intangible assets	6	8
Restructuring charges	4	—
Other (income) expense — net	(17)	(23)

Operating income	668	740
Interest expense — net	56	64
Loss on retirement of debt — net	5	20
Gain on business acquisition	—	(9)
Equity in earnings of affiliates, net of tax	(20)	(20)

Earnings before income taxes	627	685
Income tax expense	185	90

Net earnings	442	595
Less: Net earnings attributable to noncontrolling interest, net of tax	16	21

Net earnings attributable to TRW	$426	$574

Basic earnings per share:
Earnings per share	$3.46	$4.66

Weighted average shares outstanding	123.1	123.3

Diluted earnings per share:
Earnings per share	$3.30	$4.34

Weighted average shares outstanding	130.4	134.4

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Comprehensive Earnings

	Six Months Ended
	June 29, 2012	July 1, 2011
	(Unaudited)
	(Dollars in millions)
Net earnings	$442	$595
Other comprehensive earnings (losses):
Foreign currency translation	(37)	117
Retirement obligations, net of tax	3	(17)
Deferred cash flow hedges, net of tax	27	(2)

Total other comprehensive earnings (losses)	(7)	98
Comprehensive earnings	435	693
Less: Comprehensive earnings attributable to noncontrolling interest	13	29

Comprehensive earnings attributable to TRW	$422	$664

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	June 29, 2012	December 31, 2011
	(Unaudited)
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$966	$1,241
Accounts receivable — net	2,667	2,222
Inventories	970	845
Prepaid expenses and other current assets	310	319

Total current assets	4,913	4,627
Property, plant and equipment — net of accumulated depreciation of $3,777 and $3,694, respectively	2,085	2,137
Goodwill	1,750	1,753
Intangible assets — net	295	298
Pension assets	1,004	918
Other assets	541	529

Total assets	$10,588	$10,262

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$70	$65
Current portion of long-term debt	50	39
Trade accounts payable	2,456	2,306
Accrued compensation	239	283
Other current liabilities	1,124	1,147

Total current liabilities	3,939	3,840
Long-term debt	1,352	1,428
Postretirement benefits other than pensions	410	421
Pension benefits	780	831
Other long-term liabilities	641	603

Total liabilities	7,122	7,123
Commitments and contingencies
Stockholders’ equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,611	1,602
Retained earnings	1,992	1,668
Accumulated other comprehensive earnings (losses)	(335)	(331)

Total TRW stockholders’ equity	3,269	2,940
Noncontrolling interest	197	199

Total equity	3,466	3,139

Total liabilities and equity	$10,588	$10,262

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 29, 2012	July 1, 2011
	(Unaudited)
	(Dollars in millions)
Operating Activities
Net earnings	$442	$595
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	207	229
Net pension and other postretirement benefits income and contributions	(124)	(95)
Loss on retirement of debt — net	5	20
Net gain on sales of assets and divestitures	(3)	(8)
Gain on business acquisition	—	(9)
Deferred income taxes	102	—
Other — net	(3)	12
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable — net	(496)	(494)
Inventories	(148)	(137)
Trade accounts payable	192	283
Prepaid expenses and other assets	(56)	(17)
Other liabilities	(29)	(27)

Net cash provided by operating activities	89	352
Investing Activities
Capital expenditures, including other intangible assets	(200)	(167)
Cash acquired in acquisition of business	—	15
Net proceeds from asset sales and divestitures	7	13
Other — net	3	—

Net cash used in investing activities	(190)	(139)
Financing Activities
Change in short-term debt	5	12
Proceeds from issuance of long-term debt, net of fees	—	1
Redemption of long-term debt	(59)	(226)
Proceeds from exercise of stock options	7	19
Repurchase of capital stock	(102)	—
Dividends paid to noncontrolling stockholders	(15)	(5)

Net cash used in financing activities	(164)	(199)
Effect of exchange rate changes on cash	(10)	59

(Decrease) increase in cash and cash equivalents	(275)	73
Cash and cash equivalents at beginning of period	1,241	1,078

Cash and cash equivalents at end of period	$966	$1,151

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of Business

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three and six months ended June 29, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

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

Net earnings attributable to TRW and the weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In millions, except per share amounts)
Net earnings attributable to TRW	$220	$293	$426	$574
Interest expense on exchangeable notes, net of tax	1	2	2	4
Amortization of discount on exchangeable notes, net of tax	1	2	2	5

Net earnings attributable to TRW for purposes of calculating diluted earnings per share	$222	$297	$430	$583

Basic:
Weighted average shares outstanding	122.5	123.7	123.1	123.3

Basic earnings per share	$1.80	$2.37	$3.46	$4.66

Diluted:
Weighted average shares outstanding	122.5	123.7	123.1	123.3
Effect of dilutive stock options, RSUs and SSARs	1.2	2.1	1.4	2.4
Shares applicable to exchangeable notes	5.9	8.6	5.9	8.7

Diluted weighted average shares outstanding	129.6	134.4	130.4	134.4

Diluted earnings per share	$1.71	$2.21	$3.30	$4.34

For the three and six months ended June 29, 2012, 2.9 million and 2.4 million securities, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

For the three and six months ended July 1, 2011, approximately one million securities were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

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

The following table presents the movement in the product warranty liability for the periods indicated:

	Six Months Ended
	June 29, 2012	July 1, 2011
	(Dollars in millions)
Beginning balance	$130	$124
Current period accruals, net of changes in estimates	17	24
Used for purposes intended	(22)	(19)
Effects of foreign currency translation	(2)	7

Ending balance	$123	$136

Equity.    The following tables present a rollforward of the changes in equity attributable to TRW shareholders and to the noncontrolling interest.

	Three Months Ended
	June 29, 2012			July 1, 2011
	Total	TRW Shareholders	Noncontrolling Interest	Total	TRW Shareholders	Noncontrolling Interest
	(Dollars in millions)
Beginning balance of equity	$3,449	$3,246	$203	$2,610	$2,419	$191
Comprehensive earnings	80	79	1	330	317	13
Dividends paid to noncontrolling interest	(7)	—	(7)	(5)	—	(5)
Noncontrolling interest related to divestitures	—	—	—	(3)	—	(3)
Changes related to share-based compensation	8	8	—	6	6	—
Excess tax benefits on share-based compensation	—	—	—	(1)	(1)	—
Equity component of 3.5% exchangable note repurchase	—	—	—	(20)	(20)	—
Repurchase of capital stock	(64)	(64)	—	—	—	—

Ending balance of equity	$3,466	$3,269	$197	$2,917	$2,721	$196

	Six Months Ended
	June 29, 2012			July 1, 2011
	Total	TRW Shareholders	Noncontrolling Interest	Total	TRW Shareholders	Noncontrolling Interest
	(Dollars in millions)
Beginning balance of equity	$3,139	$2,940	$199	$2,238	$2,063	$175
Comprehensive earnings	435	422	13	693	664	29
Dividends paid to noncontrolling interest	(15)	—	(15)	(5)	—	(5)
Noncontrolling interest related to divestitures	—	—	—	(3)	—	(3)
Changes related to share-based compensation	9	9	—	13	13	—
Excess tax benefits on share-based compensation	—	—	—	1	1	—
Equity component of 3.5% exchangable note repurchase	—	—	—	(20)	(20)	—
Repurchase of capital stock	(102)	(102)	—	—	—	—

Ending balance of equity	$3,466	$3,269	$197	$2,917	$2,721	$196

3.	Acquisitions

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

4.	Inventories

The major classes of inventory are as follows:

	As of
	June 29, 2012	December 31, 2011
	(Dollars in millions)
Finished products and work in process	$460	$406
Raw materials and supplies	510	439

Total inventories	$970	$845

5.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the period are as follows:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Total
	(Dollars in millions)
Balance as of December 31, 2011	$795	$535	$423	$—	$1,753
Effects of foreign currency translation	—	(3)	—	—	(3)

Balance as of June 29, 2012	$795	$532	$423	$—	$1,750

Intangible assets

The following table reflects intangible assets and related accumulated amortization:

	As of June 29, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Customer relationships	$67	$(53)	$14	$67	$(47)	$20
Developed technology and other intangible assets	102	(85)	17	99	(85)	14

Total	169	$(138)	31	166	$(132)	34

Indefinite-lived intangible assets:
Trademarks	264		264	264		264

Total	$433		$295	$430		$298

The Company expects that ongoing amortization expense will approximate the following:

(Dollars in millions)
Remainder of 2012	$6
Fiscal year 2013	10
2014 and beyond	15

The expected amortization expense for 2014 and beyond primarily relates to land use rights.

6.	Other (Income) Expense — Net

The following table provides details of other (income) expense—net:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(Dollars in millions)
Net provision for bad debts	$1	$2	$—	$6
Net gains on sales of assets and divestitures	(1)	(5)	(3)	(8)
Foreign currency exchange (gains) losses	(7)	7	(2)	7
Royalty and grant income	(3)	(3)	(6)	(9)
Legacy pension litigation	—	(6)	—	(6)
Miscellaneous other (income) expense	1	(1)	(6)	(13)

Other (income) expense — net	$(9)	$(6)	$(17)	$(23)

7.	Income Taxes

The Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

Income tax expense for the three months ended June 29, 2012 was $92 million on pre-tax earnings of $319 million and income tax expense for the six months ended June 29, 2012 was $185 million on pre-tax earnings of $627 million. Income tax expense for the three months ended July 1, 2011 was $34 million on pre-tax earnings of $338 million and income tax expense for the six months ended July 1, 2011 was $90 million on pre-tax earnings of $685 million. Income tax expense for both periods in 2011 includes net tax benefits of $20 million relating to the favorable resolution of various tax matters in foreign jurisdictions and tax benefits of $4 million resulting from changes in assessments regarding the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets of certain foreign subsidiaries. For the periods ended June 29, 2012, the income tax rate varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits. The income tax rate for the periods ended July 1, 2011 varies from the United States statutory income tax rate primarily due to earnings in the United States that did not result in the recognition of a corresponding income tax expense as a result of the Company’s valuation allowance position, as well as favorable foreign tax rates, holidays, and credits.

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

8.	Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

The following tables provide the components of net pension (income) cost for the Company’s defined benefit pension plans:

	Three Months Ended
	June 29, 2012			July 1, 2011
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Service cost	$1	$—	$5	$1	$—	$4
Interest cost on projected benefit obligations	15	54	9	16	61	11
Expected return on plan assets	(20)	(82)	(5)	(20)	(87)	(5)
Amortization	5	—	2	1	—	1

Net pension (income) cost	$1	$(28)	$11	$(2)	$(26)	$11

	Six Months Ended
	June 29, 2012			July 1, 2011
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Service cost	$2	$—	$10	$2	$—	$9
Interest cost on projected benefit obligations	30	107	19	31	122	21
Expected return on plan assets	(40)	(163)	(10)	(39)	(173)	(10)
Amortization	10	—	4	2	—	2

Net pension (income) cost	$2	$(56)	$23	$(4)	$(51)	$22

Postretirement Benefits Other Than Pensions (“OPEB”)

The following tables provide the components of net OPEB (income) cost for the Company’s plans:

	Three Months Ended
	June 29, 2012		July 1, 2011
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Service cost	$—	$1	$1	$—
Interest cost on projected benefit obligations	4	1	5	1
Amortization	(5)	(2)	(5)	(1)

Net OPEB (income) cost	$(1)	$—	$1	$—

	Six Months Ended
	June 29, 2012		July 1, 2011
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Service cost	$—	$1	$1	$—
Interest cost on projected benefit obligations	8	2	10	3
Amortization	(10)	(3)	(10)	(3)

Net OPEB (income) cost	$(2)	$—	$1	$—

9.	Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis

The fair value measurements for assets and liabilities recognized in the Company’s consolidated balance sheets are as follows:

	As of
	June 29, 2012			December 31, 2011
	Carrying Value	Fair Value	Measurement Approach	Carrying Value	Fair Value
	(Dollars in millions)
Foreign currency exchange contracts — current assets	$3	$3	Level 2	$3	$3
Foreign currency exchange contracts — noncurrent assets	3	3	Level 2	—	—
Short-term debt, fixed and floating rate	70	70	Level 2	65	65
Floating rate long-term debt	—	—	Level 2	1	1
Fixed rate long-term debt	1,402	1,596	Level 2	1,466	1,585
Foreign currency exchange contracts — current liability	14	14	Level 2	27	27
Foreign currency exchange contracts — noncurrent liability	13	13	Level 2	29	29
Interest rate swap contracts — noncurrent liability	1	1	Level 2	1	1
Commodity contracts — current liability	3	3	Level 2	4	4

The carrying value of short-term debt approximates fair value because of the short term nature of these instruments.

The fair value of long-term debt was determined primarily from quoted market prices, as provided by participants in the secondary marketplace. For long-term debt without a quoted market price, the Company estimates the fair value using discounted cash flow models with market based borrowing rates for similar types of arrangements. Upon issuance of the Company’s exchangeable notes, a debt discount was recognized as a decrease in debt and an increase in equity. Accordingly, the Company’s fair value and carrying value of long-term fixed rate debt as of June 29, 2012 is net of the unamortized discount of $28 million.

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

There were no changes in the Company’s valuation techniques during the six months ended June 29, 2012.

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

As of June 29, 2012, the Company had $48 million and $10 million of restructuring accruals and asset retirement obligations, respectively, which were measured at fair value upon initial recognition of the associated liability.

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

As of June 29, 2012, the Company had a notional value of $1.9 billion in foreign exchange contracts outstanding. These forward contracts mature at various dates through June 2015. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument.

As of June 29, 2012, the Company had two offsetting interest rate swap agreements outstanding, each with a notional amount of $25 million. The Company’s exposure to interest rate risk arises primarily from changes in LIBOR.

Derivative Instruments.    The fair values of the Company’s derivative instruments as of June 29, 2012 and December 31, 2011 were $31 million and $23 million, respectively, in the asset position, and $56 million and $81 million, respectively, in the liability position. These amounts consist of interest rate contracts, foreign currency exchange contracts, and commodity contracts, none of which are individually significant.

Cash Flow Hedges.    For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and is subsequently reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $11 million of losses, net of tax, which are included in OCI are expected to be reclassified into earnings in the next twelve months.

For the three and six months ended June 29, 2012, the effective portion of the gains and losses on derivatives designated as cash flow hedges and recognized in OCI was a loss of $30 million and a gain of $35 million, respectively, all of which were related to foreign currency exchange contracts. The effective portion of gains and losses on cash flow hedges reclassified from OCI into the statement of earnings for the three and six months ended June 29, 2012 was a loss of $2 million and $1 million, respectively, and was included in various line items on the statement of earnings.

For the three and six months ended July 1, 2011, the effective portion of the gains on derivatives designated as cash flow hedges and recognized in OCI was $4 million and $12 million, respectively, all of which were related to foreign currency exchange contracts. The effective portion of gains on cash flow hedges reclassified from OCI into the statement of earnings for the three and six months ended July 1, 2011 was $7 million and $16 million, respectively, and was included in various line items on the statement of earnings.

Gains and losses recognized in income related to hedge ineffectiveness for the three and six months ended June 29, 2012 and July 1, 2011 were not significant.

Fair Value Hedges.    For any derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the underlying hedged item is recognized in current earnings. For the three and six month periods ended June 29, 2012 and July 1, 2011, there were no derivative instruments designated as fair value hedges.

Undesignated derivatives.    For the three and six months ended June 29, 2012, the Company recognized a loss of $6 million and a gain of $10 million, respectively, in other (income) expense – net for derivative instruments not designated as hedging instruments. For the three and six months ended July 1, 2011, the Company recognized $7 million and $22 million of gains, respectively, in other (income) expense – net for derivative instruments not designated as hedging instruments.

Credit-Risk-Related Contingent Features.    The Company has entered into International Swaps and Derivatives Association (“ISDA”) agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of June 29, 2012, the Company had not posted any collateral to support its derivatives in a liability position.

11.	Debt

Total outstanding debt of the Company consisted of the following:

	As of
	June 29, 2012	December 31, 2011
	(Dollars in millions)
Short-term debt	$70	$65

Long-term debt:
Senior notes, due 2014	$520	$550
Senior notes, due 2017	667	693
Exchangeable senior notes, due 2015	146	143
Revolving credit facility	—	—
Capitalized leases	16	21
Other borrowings	53	60

Total long-term debt	1,402	1,467
Less current portion	50	39

Long-term debt, net of current portion	$1,352	$1,428

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

Senior Note Repurchases.    During the six months ended June 29, 2012, the Company repurchased portions of its senior notes totaling approximately $48 million in principal amount and recorded a loss on retirement of debt of $5 million. During the three and six months ended July 1, 2011, the Company repurchased portions of its senior notes totaling $42 million and $155 million, respectively, in principal amount and recorded a loss on retirement of debt of $4 million and $14 million, respectively. The loss in all periods included the write-off of a portion of debt issuance costs, discounts and premiums. The repurchased notes were retired upon settlement.

Exchangeable Senior Notes

In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015 (the “Exchangeable Senior Notes”) in a private placement. Prior to September 1, 2015, the notes are exchangeable only upon specified events or conditions being met and, thereafter, at any time. None of the conditions or events for the notes to be exchangeable were met as of June 29, 2012, and as such, the notes are not currently exchangeable. In the event of an exchange, the initial exchange rate is 33.8392 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.55 per share of common stock), subject to adjustment. Upon exchange, the Company’s exchange obligation may be settled, at its option, in shares of its stock, cash or a combination of cash and shares of its stock. The Exchangeable Senior Notes are senior unsecured obligations of the Company. Interest is payable on June 1 and December 1 of each year. The Exchangeable Senior Notes will mature on December 1, 2015, unless earlier exchanged, repurchased by the Company at the holder’s option upon a fundamental change, or redeemed by the Company after December 6, 2013, at the Company’s option if certain conditions are met.

The Exchangeable Senior Notes were recorded with a debt discount which decreased debt and increased paid-in-capital in order to separate the liability and embedded equity components. The debt component will accrete up to the principal amount to effectively yield 9.0% over the term of the debt. The debt discount as of June 29, 2012 and December 31, 2011 was $28 million and $31 million, respectively. The total interest expense recognized for the three and six months ended June 29, 2012 was approximately $3 million and $6 million, respectively, including $2 million and $3 million in each respective period relating to the stated coupon rate. The total expense recognized for the three and six months ended July 1, 2011 was approximately $4 million and $9 million, respectively, including $2 million and $4 million in each respective period relating to the stated coupon rate.

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

During 2011, the Company made an offer to certain lenders under the Revolving Credit Facility whose commitments were scheduled to mature on May 9, 2012 to extend the maturity date of their commitments to November 30, 2014. Effective May 2, 2011, the Company terminated the commitments of those lenders who did not accept the offer. In conjunction with the termination, during the three months ended July 1, 2011, the Company recorded a loss on retirement of debt of $3 million related to the write-off of a portion of the debt issuance costs.

The commitment fee and the applicable margin for borrowing on the Revolving Credit Facility are subject to leverage-based grids. The applicable margin in effect as of June 29, 2012 was 2.75% with respect to base rate borrowings and 3.75% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.50%.

The Revolving Credit Facility is secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive Inc. (“TAI”), a wholly owned subsidiary of TRW Automotive Holdings Corp., and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of TAI and substantially all of its domestic subsidiaries and 65% of the stock of foreign subsidiaries owned directly by domestic entities. In addition, foreign borrowings under the Revolving Credit Facility are secured by assets of the foreign borrowers.

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

For the three months ended June 29, 2012, the Automotive Components segment incurred $2 million of severance and other charges. For the six months ended June 29, 2012, the Chassis Systems segment and the Automotive Components segment each incurred $2 million of severance and other charges, together totaling $4 million.

Restructuring Reserves

The following table illustrates the movement of the restructuring reserves for severance and other charges, including reserves related to severance-related postemployment benefits for both periods presented:

	Six Months Ended
	June 29, 2012	July 1, 2011
	(Dollars in millions)
Beginning balance	$59	$80
Current period accruals, net of changes in estimates	4	—
Increase in accrual due to business acquisition	—	6
Used for purposes intended	(14)	(26)
Effects of foreign currency translation and transfers	(1)	6

Ending balance	$48	$66

The Company completed an acquisition in the Chassis Systems segment during the first quarter of 2011 and assumed a restructuring liability of $6 million.

Of the $48 million restructuring reserve as of June 29, 2012, approximately $14 million is expected to be paid in the remainder of 2012. The remaining balance is expected to be paid in 2013 to 2015 and is comprised primarily of involuntary employee termination arrangements in Europe.

13.	Capital Stock

The Company’s authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the “Common Stock”), of which 122,041,628 shares were issued and outstanding as of June 29, 2012, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the

Company’s stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

From time to time, capital stock is issued in conjunction with the exercise of stock options and SSARs and the vesting of RSUs issued as part of the Company’s stock incentive plan (see Note 14).

Share Repurchase Program.    On February 15, 2012, the Company’s board of directors approved a share repurchase program that is intended to offset, on an ongoing basis, the dilution created by the Company’s stock incentive plan in 2011 and subsequent years. During the three months ended June 29, 2012, the Company repurchased 1,462,100 shares at an average price of $43.77, which totaled $64 million. During the six months ended June 29, 2012, the Company repurchased 2.3 million shares at an average price of $44.48, which totaled $102 million. During the six months ended June 29, 2012, the Company reached its 2012 board authorized limit to repurchase 2.3 million shares of its common stock, although additional shares may be purchased under the program in subsequent years.

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

As of June 29, 2012, the Company had 1,975,785 shares of Common Stock available for issuance under the Plan. In addition, 2,308,148 stock options, 2,531,564 SSARs, 903,787 nonvested RSUs and 14,500 nonvested PSUs were outstanding as of June 29, 2012. All of the SSARs and most of the stock options have an 8-year term and vest ratably over three years, whereas the remaining stock options have a 10-year term and vest ratably over five years. Substantially all of the RSUs and PSUs vest ratably over three years.

Share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(Dollars in millions)
Stock options and SSARs	$2	$1	$3	$2
RSUs	4	2	8	5

Total share-based compensation expense	$6	$3	$11	$7

Cash Awards

For the three months ended June 29, 2012, the cash-settled share-based compensation expense recognized was de minimis. For the six months ended June 29, 2012, the Company recognized compensation expense associated with its cash-settled share-based compensation and retention awards of approximately $3 million. For the three and six months ended July 1, 2011, the Company recognized compensation expense associated with its cash-settled share-based compensation and retention awards of approximately $3 million and $7 million, respectively. As of June 29, 2012, the liability and fair value of the cash awards were $1 million and $2 million, respectively. As of December 31, 2011, the liability and fair value of the cash awards were $40 million and $45 million, respectively.

2011 and 2010 Awards.    In February 2011 and March 2010, the Company issued cash incentive awards for executive officers (the “2011 Awards” and “2010 Awards”, respectively). Each award is divided into three tranches of equal value with a tranche vesting on each of the first, second and third anniversaries of the agreement date. During the six months ended June 29, 2012, the first tranche of the 2011 Awards and the second tranche of the 2010 Awards vested and were fully paid. Subsequent to the payment of the first tranche, the target aggregate value of the awards granted in 2011 is approximately $1.9 million, but could range from a minimum value of zero to a maximum value of $2.4 million depending on movement of the Company’s stock price during certain determination periods. Similarly, subsequent to payment of the first and second tranches, the remaining target aggregate value of the awards granted in 2010 is approximately $1 million, but could range from a minimum value of zero to a maximum value of $1.1 million depending on movement of the Company’s stock price during certain determination periods.

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

16.	Segment Information

The following tables present certain financial information by segment:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(Dollars in millions)
Sales to external customers:
Chassis Systems	$2,682	$2,602	$5,274	$5,052
Occupant Safety Systems	835	953	1,734	1,914
Electronics	262	193	504	410
Automotive Components	460	486	935	967

Total sales to external customers	$4,239	$4,234	$8,447	$8,343

Intersegment sales:
Chassis Systems	$25	$27	$47	$45
Occupant Safety Systems	21	12	39	25
Electronics	144	118	281	238
Automotive Components	23	20	44	40

Total intersegment sales	$213	$177	$411	$348

Total segment sales:
Chassis Systems	$2,707	$2,629	$5,321	$5,097
Occupant Safety Systems	856	965	1,773	1,939
Electronics	406	311	785	648
Automotive Components	483	506	979	1,007

Total segment sales	$4,452	$4,411	$8,858	$8,691

Earnings before taxes:
Chassis Systems	$186	$238	$358	$462
Occupant Safety Systems	70	89	145	198
Electronics	58	23	105	64
Automotive Components	29	30	65	62

Segment earnings before taxes	343	380	673	786
Corporate expense and other	(4)	(13)	(1)	(38)
Financing costs	(27)	(30)	(56)	(64)
Loss on retirement of debt — net	—	(10)	(5)	(20)
Net earnings attributable to noncontrolling interest, net of tax	7	11	16	21

Earnings before income taxes	$319	$338	$627	$685

For the three months ended July 1, 2011, earnings before taxes for Chassis Systems and Electronics have been adjusted to correspond with 2012 classifications.

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

As of June 29, 2012, the Company had reserves for environmental matters of $66 million. Upward adjustments to this reserve since 2009 have been made to account for the Company’s increased share of liability at multi-party sites resulting from the bankruptcies of certain other co-defendants, such as General Motors Corporation and Chrysler LLC, normal project life-cycle progression (from investigation to active remediation), and new projects arising from the closure and preparation for sale of older facilities. In addition, the Company has established a receivable from Northrop Grumman Corporation (“Northrop”) for a portion of this environmental liability as a result of indemnification provided for in the master purchase agreement between Northrop and an affiliate of Blackstone under which Northrop has agreed to indemnify the Company for 50% of any environmental liabilities associated with the operation or ownership of the Company’s automotive business existing at or prior to the acquisition, subject to certain exceptions. The Company believes any liability, in excess of amounts accrued in its financial statements, that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company’s financial position, results of operations or cash expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial statements or the possible effect of compliance with environmental requirements imposed in the future.

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

Antitrust Matters

Antitrust authorities, including those in the United States and Europe, are investigating possible violations of competition (antitrust) laws by automotive parts suppliers (referred to herein as the “Antitrust Investigations”). In connection with those investigations, in June 2011, European antitrust authorities visited certain of the Company’s Occupant Safety Systems business unit locations in Germany to gather information. The Company also received a subpoena related to the Antitrust Investigations in the United States from the U.S. Department of Justice (“DOJ”). With respect to the U.S. investigation, one of the Company’s German subsidiaries has entered into a plea agreement with the DOJ. Under the terms of the agreement, the subsidiary will plead guilty to one count of conspiracy in restraint of trade involving sales of Occupant Safety Systems products, and will pay a fine of $5.1 million; once approved by the court, this agreement concludes the DOJ’s current investigation of the Company. In addition, one employee located in Germany has been excluded from the non-prosecution provision of the agreement, but no determination has been made by the DOJ regarding this person.

However, the Antitrust Investigation by the European Commission is ongoing. While the duration and outcome of the European Commission’s investigation is uncertain, a determination that the Company has violated European competition (antitrust) laws could result in significant penalties which could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation. European competition law investigations often continue for several years and have resulted in the imposition of significant fines by the European Commission, in some cases, for violations at companies in other sectors. While the Company cannot estimate the ultimate financial impact resulting from the European investigation, it will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

The Company’s policy is to comply with all laws and regulations, including all antitrust and competition laws. The Company is cooperating fully with the competition authorities in the context of their ongoing investigations.

In June 2012 the Company was named as a defendant in purported class action lawsuits filed in the United States District Court for the Eastern District of Michigan on behalf of vehicle purchasers, lessors and dealers alleging that the Company and certain of its competitors conspired to fix and raise prices for Occupant Safety Systems products in the U.S. The Company intends to defend these cases vigorously. Management believes that the ultimate resolution of these cases will not have a material effect on the Company’s financial statements as a whole.

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

We are primarily a “Tier 1” supplier, with over 84% of our end-customer sales in 2011 made to major OEMs. Of our 2011 sales, approximately 49% were in Europe, 32% were in North America, 14% were in Asia Pacific, and 5% were in the rest of the world.

Financial Results

For the three months ended June 29, 2012:

•

Our net sales were $4.2 billion, an increase of $5 million compared to the prior year period. Increased demand for our active and passive safety products and growth in vehicle production in North America and Asia Pacific, were offset by lower vehicle production volumes in Europe and negative effects of foreign currency exchange.

•

Operating income was $337 million compared to $368 million in the prior year period. The decrease in operating income of $31 million resulted primarily from planned cost increases to support future growth, the non-recurrence of a $19 million gain associated with a favorable resolution of a commercial matter in 2011, and the negative impact of commodity inflation, partially offset by the contribution from higher sales volumes.

•

Net earnings attributable to TRW were $220 million as compared to $293 million in the prior year period. This decrease of $73 million was primarily the result of higher income tax expense (which was driven by a higher effective tax rate for the three months ended June 29, 2012 resulting primarily from the reversal of the valuation allowance on deferred income tax assets in the United States on December 31, 2011) and the decline in operating income.

For the six months ended June 29, 2012:

•

Our net sales were $8.4 billion, an increase of $104 million compared to the prior year period. The growth in sales was driven primarily by higher demand for our active and passive safety products and increased vehicle production in North America and Asia Pacific, partially offset by lower vehicle production volumes in Europe and the negative effects of foreign currency exchange.

•

Operating income was $668 million compared to $740 million in the prior year period. The decrease in operating income of $72 million resulted primarily from planned cost increases to support future growth, the negative impact of commodity inflation, the non-recurrence of a $19 million gain associated with a favorable resolution of a commercial matter in 2011 and to a lesser extent, the negative impact of foreign currency, partially offset by the contribution from higher sales volumes.

•

Net earnings attributable to TRW were $426 million as compared to $574 million in the prior year period. This decrease of $148 million was primarily the result of higher income tax expense (which was driven by a higher effective tax rate for the six months ended June 29, 2012 resulting primarily from the reversal of the valuation allowance on deferred income tax assets in the United States on December 31, 2011) and the decline in operating income.

Recent Trends and Conditions

Our business and operating results are directly affected by the relative strength of the global automotive industry, which tends to be driven by macro-economic factors such as consumer confidence, volatile commodity and fuel prices and regulatory/governmental initiatives. The primary trends and market conditions impacting our business in 2012 include:

General Economic Conditions:

During the first half of 2012, automobile suppliers benefitted from increased production levels in North America resulting from healthy vehicle demand in the U.S. The prolonged economic uncertainties in Europe continue as the ongoing sovereign debt crisis and banking concerns in the euro zone have resulted in recessionary conditions throughout the region and low consumer demand for vehicles. In China, government actions to encourage economic growth have resulted in increased customer demand and production of vehicles. The global automotive industry remains fragile and susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles.

Production Levels:

Vehicle production levels in North America and Asia Pacific during the first half of 2012 continued on a positive trend, while declines in production in Europe continued.

In 2011, approximately 49% of our sales originated in Europe (45% for the first half of 2012). This region experienced lower production levels in the first half of 2012 compared to the first half of 2011, primarily as a result of decreased European consumer demand caused by weak consumer confidence related to sovereign debt and banking concerns. We remain cautious as we see the potential for further weakening in Europe during the remainder of 2012 and into 2013 as negative economic conditions and normal seasonality within the euro zone continue to place downward pressure on vehicle demand and production.

In 2011, approximately 32% of our sales originated in North America. Production levels in this region were higher in the first half of 2012 compared to the first half of 2011, primarily due to improved consumer sentiment and the release of pent-up demand for vehicles. Production growth for the Detroit Three (defined as Chrysler Group LLC, Ford Motor Company and General Motors Company, combined) lagged behind the overall growth for the region as the Japanese OEMs significantly increased production as they recovered from the constraints caused by the earthquake and tsunami in Japan that occurred in 2011. In general, our financial results are more closely correlated to the production by the Detroit Three given our higher sales content to them compared to Japanese manufacturers. While we anticipate that production levels in 2012 will remain higher than 2011, we anticipate that production levels for the remainder of 2012 will lag the first half production levels due to slowing economic conditions as well as normal seasonality.

In 2011, approximately 19% of our sales originated in regions outside of Europe and North America (primarily China, which comprised approximately 10% of total sales). In China, production levels were slightly higher during the first half of 2012 compared to the first half of 2011. We expect continued growth in production levels for the remainder of 2012 in Asia Pacific, albeit at a lower rate than originally anticipated.

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

Supply Base:

As production levels increase, particularly in North America, Tier 2 and Tier 3 suppliers face the challenges of managing through increased working capital and capital expenditure requirements, particularly during this time of lingering high prices for certain commodities. Given the increased production levels in North America, there are concerns about suppliers’ ability to timely meet increasing demand with existing capacity. Further, as companies continue with planned investments to support the increased production levels, there is also concern about the impact that potential sovereign debt defaults or any resulting banking instability may have on the availability and cost of incremental credit for many companies. In some cases, capacity constraints, limited availability of raw materials or components or financial instability of the Tier 2 and Tier 3 supply base pose a risk of supply disruption to us. We have experienced additional costs due to such factors and we may continue to incur such costs in the future.

We have dedicated resources and systems to closely monitor the viability and performance of our supply base and are constantly evaluating opportunities to mitigate the risk and/or effects of any supplier disruption.

Inflation and Pricing Pressure:

Overall commodity volatility is an ongoing concern for our business and has been a considerable operational and financial focus for us. Our first half operating results were negatively impacted by the higher cost of certain commodities essential to our business. As production levels rise, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. Although prices have fallen off peak levels for certain raw materials and manufactured components that have traditionally been susceptible to inflation (such as steel, copper and aluminum), we continue to experience pricing pressures from other materials (such as textiles and chemicals). We will continue to monitor commodity costs and work with our suppliers and customers to manage changes in such costs. However, it is generally difficult to pass the full extent of increased prices for manufactured components and raw materials through to our customers in the form of price increases.

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

Foreign Currencies:

During the first half of 2012, we experienced a negative impact from foreign currency effects on our reported earnings in U.S. dollars compared to the first half of 2011, primarily resulting from the translation of results denominated in other currencies, mainly the euro.

Our operating results will continue to be impacted also by our buying, selling and borrowing in currencies other than the functional currency of our operating companies. In order to abate the impact of fluctuations in the exchange rates between these currencies and to delay the impact of adverse exchange rate trends, we utilize hedging instruments where appropriate, taking into consideration their cost and their effectiveness.

Strategic Initiatives

In general, our long-term objectives are geared toward profitably growing our business, expanding our newer, innovative technologies, winning new contracts, generating cash and strengthening our market position. On an ongoing basis, we evaluate our competitive position in the global automotive supply industry and determine what actions may be required to maintain and improve that position.

As production levels rise in strategic and significant growth markets such as China, we continue to focus on investing appropriate levels of capital to support anticipated growth and expansion. These investments are critical as they position us to benefit from expected long-term growth opportunities.

We believe that a continued focus on research, development and engineering activities is also critical to maintaining our leadership position in the industry and meeting our long-term objectives. As a result, despite indications of an economic slowdown, we continue our commitment to invest in facilities and infrastructure in order to support new business awards and achieve our long-term growth plans, as is evidenced by recent increases in capital expenditures and our expectation of continued increases throughout 2012 and 2013.

For the remainder of 2012, we will continue to focus on our growth strategies, cash generation and capital structure improvement, while managing through the near-term industry challenges, such as the general economic slowdown in certain markets.

Although we believe that we have established a firm foundation for continued profitability, we continue to evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions. Due to uncertainties in Europe, we may engage in restructuring efforts in the second half of 2012 to align our operations with the existing environment in that region. Plant rationalizations and targeted workforce reduction efforts may be warranted.

Antitrust Investigations

In connection with the Antitrust Investigation in the United States, one of the Company’s German subsidiaries has entered into a plea agreement with the U.S. Department of Justice (“DOJ”) involving sales of Occupant Safety Systems products; once approved by the court, this agreement concludes the DOJ’s current investigation of the Company. However, the Antitrust Investigation by the European Commission is ongoing and its duration and outcome remains uncertain. While we cannot estimate the ultimate financial impact of the European investigation, we will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

Our Debt and Capital Structure

During the first half of 2012, we continued to focus on improving the strength and flexibility of our capital structure, resulting in debt outstanding of $1.5 billion and a cash balance of $966 million as of June 29, 2012. We continued to reduce our debt by repurchasing $48 million in principal amount of our senior unsecured notes in the first quarter of 2012 with cash on hand.

As market conditions warrant, we and our major equity holders, including The Blackstone Group L.P. and its affiliates, may from time to time repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or otherwise.

On February 15, 2012, our board of directors approved a share repurchase program that is intended to offset, on an ongoing basis, the dilution created by our stock incentive plan in 2011 and subsequent years. The board authorized the repurchase of up to 2.3 million shares of our common stock in 2012 (representing dilution from 2011 and estimated dilution for 2012), and up to 1.5 million shares in each subsequent year although we are not obligated to repurchase any shares. See Part II, Item 2(c), “Issuer repurchases of equity securities,” of this Report for further information. During the first half of 2012, we reached the 2012 board authorized limit to repurchase 2.3 million shares of our common stock using cash on hand totaling approximately $102 million.

See “LIQUIDITY AND CAPITAL RESOURCES” below and Note 11 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for further information.

RESULTS OF OPERATIONS

The following unaudited consolidated statements of earnings compare the results of operations for the periods presented as follows:

Total Company Results of Operations

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended
	June 29, 2012	July 1, 2011	Variance
	(Dollars in millions)
Sales	$4,239	$4,234	$5
Cost of sales	3,763	3,717	46

Gross profit	476	517	(41)
Administrative and selling expenses	143	152	(9)
Amortization of intangible assets	3	3	—
Restructuring charges	2	—	2
Other (income) expense — net	(9)	(6)	(3)

Operating income	337	368	(31)
Interest expense — net	27	30	(3)
Loss on retirement of debt — net	—	10	(10)
Equity in earnings of affiliates, net of tax	(9)	(10)	1

Earnings before income taxes	319	338	(19)
Income tax expense	92	34	58

Net earnings	227	304	(77)
Less: Net earnings attributable to noncontrolling interest, net of tax	7	11	(4)

Net earnings attributable to TRW	$220	$293	$(73)

Comparison of the Three Months Ended June 29, 2012 to the Three Months Ended July 1, 2011

Sales increased by $5 million for the three months ended June 29, 2012 as compared to the three months ended July 1, 2011. The increase in sales was driven by higher volume, primarily in North America and Asia Pacific, and increased demand for our active and passive safety products of $333 million, offset by the unfavorable impact of foreign currency exchange of $305 million and lower sales of $23 million related to businesses divested in the fourth quarter of 2011.

Changes in both vehicle production levels and our sales, by major geographic region in which we have our most significant sales, as compared to the prior year quarter are presented below:

	Variance
	Vehicle Production(a)	TRW Sales
North America	27%	22%
Europe	(7)%	(17)%
China and Brazil	12%	16%

(a)	Source: Primarily IHS Automotive light vehicle production forecast.

The increase in sales in North America for the three months ended June 29, 2012 was below the vehicle production increase in this region. However, the increase in our sales was higher than the production increase of 7% for our primary customers, the Detroit Three, due to increased demand for our safety products. In Europe, in addition to lower vehicle production levels, sales were negatively impacted by foreign currency exchange. Excluding the impact of foreign currency exchange, sales decreased 7% in Europe, which was in line with the decline in production. In China, the increase in our sales was higher than the industry production increase due to a favorable concentration of customers and increased demand for our safety products. In Brazil, foreign exchange adjusted TRW sales fell 9% as compared to an industry production decrease of 5%. This decrease was primarily related to an unfavorable customer and product mix during the quarter.

Cost of sales increased by $46 million, or 1%, for the three months ended June 29, 2012 as compared to the three months ended July 1, 2011. The increase was driven primarily by additional costs associated with increased volume and commodity inflation, together which totaled $323 million, partially offset by the positive impact of foreign currency exchange of $277 million. These items resulted in the following variances to the major components within our cost of sales:

(Dollars in millions)
Cost of sales, three months ended July 1, 2011	$3,717
Material	95
Labor and other	(39)
Depreciation and amortization	(10)

Cost of sales, three months ended June 29, 2012	$3,763

Gross profit, as a percentage of sales, for the three months ended June 29, 2012 was 11.2% compared to 12.2% for the three months ended July 1, 2011. This contraction was primarily driven by the increased costs to support future growth (such as increased engineering costs), commodity inflation, a higher proportion of lower margin business, and to a lesser degree, the unfavorable impact of foreign currency exchange and incremental costs associated with supply constraints, primarily in North America, in response to a surge in production that began in early 2012.

Gross profit decreased by $41 million for the three months ended June 29, 2012 as compared to the three months ended July 1, 2011. This decrease was primarily driven by increased commodity inflation, engineering, and other costs (net of cost reductions) of $36 million, the unfavorable impact of foreign currency exchange of $28 million and the non-recurrence of a prior year favorable resolution of a commercial matter of $19 million. Partially offsetting these unfavorable items was the favorable impact of higher volume (net of the proportion of lower margin business) and increased demand for our active and passive safety products of $42 million.

Administrative and selling expenses, as a percentage of sales, were 3.4% for the three months ended June 29, 2012 as compared to 3.6% for the three months ended July 1, 2011. The decrease of $9 million was primarily driven by the favorable impact of foreign currency exchange.

Restructuring charges were $2 million for the three months ended June 29, 2012, which primarily related to severance and other charges.

Other income — net increased by $3 million for the three months ended June 29, 2012 as compared to the three months ended July 1, 2011. This increase was primarily due to the favorable impact of foreign currency exchange of $14 million and an increase in miscellaneous other income of $4 million. Partially offsetting these favorable items were the non-recurrence of a $6 million reversal of litigation charges related to the favorable resolution of legacy pension matters, a fine of $5 million recorded for antitrust matters and a decrease in gains on sales of assets and divestitures of $4 million.

Interest expense — net decreased by $3 million for the three months ended June 29, 2012 as compared to the three months ended July 1, 2011, primarily as the result of lower overall debt levels.

Loss on retirement of debt — net was $10 million for the three months ended July 1, 2011. During the three months ended July 1, 2011, we repurchased portions of our senior notes and senior exchangeable notes totaling approximately $42 million and $19 million, respectively, in principal amount and recorded a loss on retirement of debt of $4 million and $3 million, respectively, including the write-off of a portion of debt issuance costs, discounts and premiums. Additionally, in conjunction with the termination of the 2012 commitments under our revolving credit facility, we recorded a loss on retirement of debt of $3 million related to the write-off of a portion of debt issuance costs.

Income tax expense for the three months ended June 29, 2012 was $92 million on pre-tax earnings of $319 million as compared to an income tax expense of $34 million on pre-tax earnings of $338 million for the three months ended July 1, 2011. Income tax expense for the three months ended July 1, 2011 is net of tax benefits of $20 million relating to favorable resolutions of various tax matters in foreign jurisdictions and tax benefits of $4 million resulting from the reversal of valuation allowance on net deferred tax assets of certain foreign subsidiaries. For the period ended June 29, 2012, the income tax rate varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits. The income tax rate for the period ended July 1, 2011 varies from the United States statutory income tax rate primarily due to earnings in the United States that did not result in the recognition of a corresponding income tax expense as a result of our valuation allowance position, as well as favorable foreign tax rates, holidays, and credits.

Consolidated Statements of Earnings

(Unaudited)

	Six Months Ended
	June 29, 2012	July 1, 2011	Variance
	(Dollars in millions)
Sales	$8,447	$8,343	$104
Cost of sales	7,497	7,315	182

Gross profit	950	1,028	(78)
Administrative and selling expenses	289	303	(14)
Amortization of intangible assets	6	8	(2)
Restructuring charges	4	—	4
Other (income) expense — net	(17)	(23)	6

Operating income	668	740	(72)
Interest expense — net	56	64	(8)
Loss on retirement of debt — net	5	20	(15)
Gain on business acquisition	—	(9)	9
Equity in earnings of affiliates, net of tax	(20)	(20)	—

Earnings before income taxes	627	685	(58)
Income tax expense	185	90	95

Net earnings	442	595	(153)
Less: Net earnings attributable to noncontrolling interest, net of tax	16	21	(5)

Net earnings attributable to TRW	$426	$574	$(148)

Comparison of the Six Months Ended June 29, 2012 to the Six Months Ended July 1, 2011

Sales increased by $104 million, or 1%, for the six months ended June 29, 2012 as compared to the six months ended July 1, 2011. The increase in sales was driven by higher volume, primarily in North America and

Asia Pacific, and increased demand for our active and passive safety products of $555 million, offset by the unfavorable impact of foreign currency exchange of $400 million and lower sales of $51 million related to businesses divested in the fourth quarter of 2011.

Changes in both vehicle production levels and our sales, by major geographic region in which we have our most significant sales, as compared to the prior year period are presented below:

	Variance
	Vehicle Production(a)	TRW Sales
North America	22%	18%
Europe	(5)%	(13)%
China and Brazil	5%	19%

(a)	Source: Primarily IHS Automotive light vehicle production forecast.

The increase in sales in North America for the six months ended June 29, 2012 was below the vehicle production increase in this region. However, the increase in our sales was higher than the production increase of 9% for our primary customers, the Detroit Three, due to increased demand for our safety products. In Europe, in addition to lower vehicle production levels, sales were negatively impacted by foreign currency exchange. Excluding the impact of foreign currency exchange, sales decreased 6% in Europe, which was slightly more than the decline in production. In China, the increase in our sales was higher than the industry production increase due to a favorable concentration of customers and increased demand for our safety products. In Brazil, foreign currency exchange adjusted TRW sales fell 8% as compared to an industry production decrease of 7%.

Cost of sales increased by $182 million, or 2%, for the six months ended June 29, 2012 as compared to the six months ended July 1, 2011. The increase was driven primarily by additional costs associated with increased volume and commodity inflation, together which totaled $545 million, partially offset by the positive impact of foreign currency exchange of $363 million. These items resulted in the following variances to the major components within our cost of sales:

(Dollars in millions)
Cost of sales, six months ended July 1, 2011	$7,315
Material	259
Labor and other	(58)
Depreciation and amortization	(19)

Cost of sales, six months ended June 29, 2012	$7,497

Gross profit, as a percentage of sales, for the six months ended June 29, 2012 was 11.2% compared to 12.3% for the six months ended July 1, 2011. This contraction was primarily driven by the increased costs to support growth plans (such as increased engineering costs), commodity inflation, a higher proportion of lower margin business, and to a lesser degree, the unfavorable impact of foreign currency exchange and incremental costs associated with supply constraints, primarily in North America, in response to a surge in production that began in early 2012.

Gross profit decreased by $78 million for the six months ended June 29, 2012 as compared to the six months ended July 1, 2011. This decrease was primarily driven by increased commodity inflation, engineering, and other costs (net of cost reductions) of $70 million, the unfavorable impact of foreign currency exchange of $37 million and the non-recurrence of a prior year favorable resolution of a commercial matter of $19 million. Partially offsetting these unfavorable items was the favorable impact of higher volume (net of the proportion of lower margin business) and increased demand for our active and passive safety products of $32 million and a variance of $16 million resulting from a favorable change in actuarially established recall loss projections due to improved historical claims data.

Administrative and selling expenses, as a percentage of sales, were 3.4% for the six months ended June 29, 2012 as compared to 3.6% for the six months ended July 1, 2011. The decrease of $14 million was primarily driven by the favorable impact of foreign currency exchange of $12 million and the non-recurrence of a prior year $10 million expense related to the termination of the transaction and monitoring agreement with an affiliate of The Blackstone Group L.P. Partially offsetting these favorable items were increased wages and benefits of $8 million (largely to support future growth).

Restructuring charges were $4 million for the six months ended June 29, 2012, which primarily related to severance and other charges.

Other income — net decreased by $6 million for the six months ended June 29, 2012 as compared to the six months ended July 1, 2011. This decrease was primarily due to the non-recurrence of the $6 million reversal of litigation charges related to the favorable resolution of legacy pension matters, a fine of $5 million recorded for antitrust matters, lower gains on sales of assets and divestitures of $5 million, lower royalty and grant income of $3 million, and the unfavorable variance in the marking to market of forward electricity purchase contracts of $3 million. These decreases were partially offset by the favorable impact of foreign currency exchange of $9 million and an improvement in the provision for bad debts of $6 million.

Interest expense — net decreased by $8 million for the six months ended June 29, 2012 as compared to the six months ended July 1, 2011, primarily as the result of lower overall debt levels.

Loss on retirement of debt — net was $5 million for the six months ended June 29, 2012 as compared to $20 million for the six months ended July 1, 2011. During the six months ended June 29, 2012, we repurchased portions of our senior unsecured notes totaling $48 million in principal amount and recorded a loss on retirement of debt of $5 million. During the six months ended July 1, 2011, we repurchased portions of our senior notes and senior exchangeable notes totaling approximately $155 million and $19 million, respectively, in principal amount and recorded a loss on retirement of debt of $14 million and $3 million, respectively. The loss in both periods included the write-off of a portion of debt issuance costs, discounts and premiums. Also during the six months ended July 1, 2011, in conjunction with the termination of the 2012 commitments under our revolving credit facility, we recorded a loss on retirement of debt of $3 million related to the write-off of a portion of debt issuance costs.

Gain on business acquisition was $9 million for the six months ended July 1, 2011. During the first quarter of 2011, we completed a business acquisition in our Chassis Systems segment. Based on the fair value of the net assets acquired in comparison to the purchase price, a gain on business acquisition of approximately $9 million was recorded. During the fourth quarter of 2011, the gain on business acquisition was decreased by $2 million based on the final calculation of the fair value of the net assets acquired.

Income tax expense for the six months ended June 29, 2012 was $185 million on pre-tax earnings of $627 million as compared to an income tax expense of $90 million on pre-tax earnings of $685 million for the six months ended July 1, 2011. Income tax expense for the six months ended July 1, 2011 is net of tax benefits of $20 million relating to favorable resolutions of various tax matters in foreign jurisdictions and tax benefits of $4 million resulting from the reversal of valuation allowances on net deferred tax assets of certain foreign subsidiaries. For the period ended June 29, 2012, the income tax rate varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits. The income tax rate for the period ended July 1, 2011 varies from the United States statutory income tax rate primarily due to earnings in the United States that did not result in the recognition of a corresponding income tax expense as a result of our valuation allowance position, as well as favorable foreign tax rates, holidays, and credits.

Segment Results of Operations

Sales, Including Intersegment Sales

	Three Months Ended			Six Months Ended
	June 29, 2012	July 1, 2011	Variance	June 29, 2012	July 1, 2011	Variance
	(Dollars in millions)
Chassis Systems	$2,707	$2,629	$78	$5,321	$5,097	$224
Occupant Safety Systems	856	965	(109)	1,773	1,939	(166)
Electronics	406	311	95	785	648	137
Automotive Components	483	506	(23)	979	1,007	(28)
Intersegment eliminations	(213)	(177)	(36)	(411)	(348)	(63)

Total sales	$4,239	$4,234	$5	$8,447	$8,343	$104

Cost of Sales

	Three Months Ended			Six Months Ended
	June 29, 2012	July 1, 2011	Variance	June 29, 2012	July 1, 2011	Variance
	(Dollars in millions)
Chassis Systems	$2,450	$2,322	$128	$4,824	$4,515	$309
Occupant Safety Systems	774	857	(83)	1,601	1,710	(109)
Electronics	343	285	58	674	579	95
Automotive Components	433	454	(21)	876	902	(26)
Intersegment eliminations	(213)	(177)	(36)	(411)	(348)	(63)

Segment cost of sales	$3,787	$3,741	$46	$7,564	$7,358	$206

Earnings Before Taxes

	Three Months Ended			Six Months Ended
	June 29, 2012	July 1, 2011	Variance	June 29, 2012	July 1, 2011	Variance
	(Dollars in millions)
Chassis Systems	$186	$238	$(52)	$358	$462	$(104)
Occupant Safety Systems	70	89	(19)	145	198	(53)
Electronics	58	23	35	105	64	41
Automotive Components	29	30	(1)	65	62	3

Segment earnings before taxes	343	380	(37)	673	786	(113)
Corporate expense and other	(4)	(13)	9	(1)	(38)	37
Financing costs	(27)	(30)	3	(56)	(64)	8
Loss on retirement of debt — net	—	(10)	10	(5)	(20)	15
Net earnings attributable to noncontrolling interest, net of tax	7	11	(4)	16	21	(5)

Earnings before income taxes	$319	$338	$(19)	$627	$685	$(58)

Certain income and costs not associated with the current operations of our segments are recorded within Corporate. For example, in cost of sales, we recognize income related to our closed pension plan in the U.K. within Corporate. This plan included hourly employees, substantially all of whom are no longer actively employed by the Company.

For the six months ended June 29, 2012, Corporate-related costs included a $16 million favorable change in actuarially established recall loss projections due to improved historical claims data. For the six months ended July 1, 2011, Corporate-related costs included a $10 million expense related to the termination of the transaction and monitoring fee agreement with an affiliate of The Blackstone Group L.P.

Chassis Systems

Comparison of the three months ended June 29, 2012 and July 1, 2011:

Sales, including intersegment sales, increased by $78 million, or 3%, for the three months ended June 29, 2012 as compared to the three months ended July 1, 2011. This increase was driven primarily by favorable volume of $281 million, partially offset by the unfavorable impact of foreign currency exchange of $180 million and lower sales of $23 million related to businesses divested in the fourth quarter of 2011.

Cost of sales increased by $128 million, or 6%, for the three months ended June 29, 2012 as compared to the three months ended July 1, 2011, primarily consisting of higher material costs of $124 million and other higher labor and other costs of $4 million. These increases were primarily driven by additional costs associated with higher volume, commodity inflation and other costs of $288 million, partially offset by the favorable impact of foreign currency exchange of $160 million.

Earnings before taxes, as a percentage of sales, was 6.9% for the three months ended June 29, 2012 compared to 9.1% for the three months ended July 1, 2011. This contraction was primarily driven by a higher proportion of lower margin business, commodity inflation, the increased costs to support growth plans (such as increased engineering costs), and to a lesser degree, incremental costs associated with supply constraints, primarily in North America, in response to a surge in production that began in early 2012.

Earnings before taxes decreased by $52 million for the three months ended June 29, 2012 as compared to the three months ended July 1, 2011. This decrease was driven primarily by increased commodity inflation, engineering, and other costs (net of cost reductions) of $38 million, the non-recurrence of a prior year favorable resolution of a commercial matter of $19 million, the impact of a higher proportion of lower margin business of $13 million, and the unfavorable impact of foreign currency exchange of $10 million. Partially offsetting these unfavorable items was increased volume of $28 million.

Comparison of the six months ended June 29, 2012 and July 1, 2011:

Sales, including intersegment sales, increased by $224 million, or 4%, for the six months ended June 29, 2012 as compared to the six months ended July 1, 2011. This increase was driven primarily by favorable volume of $504 million, partially offset by the unfavorable impact of foreign currency exchange of $229 million and lower sales of $51 million related to businesses divested in the fourth quarter of 2011.

Cost of sales increased by $309 million, or 7%, for the six months ended June 29, 2012 as compared to the six months ended July 1, 2011, primarily consisting of higher material costs of $296 million and higher labor and other costs of $13 million. These increases were primarily driven by additional costs associated with higher volume, commodity inflation and other costs of $511 million, partially offset by the favorable impact of foreign currency exchange of $202 million.

Earnings before taxes, as a percentage of sales, was 6.7% for the six months ended June 29, 2012 compared to 9.1% for the six months ended July 1, 2011. This contraction was primarily driven by a higher proportion of lower margin business, commodity inflation, the increased costs to support growth plans (such as increased engineering costs), and to a lesser degree, incremental costs associated with supply constraints, primarily in North America, in response to a surge in production that began in early 2012.

Earnings before taxes decreased by $104 million for the six months ended June 29, 2012 as compared to the six months ended July 1, 2011. This decrease was driven primarily by increased commodity inflation, engineering, and other costs (net of cost reductions) of $68 million, the impact of a higher proportion of lower margin business of $43 million, the unfavorable impact of foreign currency exchange of $19 million, the non-recurrence of a prior year favorable resolution of a commercial matter of $19 million, and the non-recurrence of the favorable impact related to a gain on business acquisition of $9 million. Partially offsetting these unfavorable items was increased volume of $54 million.

For the six months ended June 29, 2012, this segment incurred $2 million of severance and other charges.

Occupant Safety Systems

Comparison of the three months ended June 29, 2012 and July 1, 2011:

Sales, including intersegment sales, decreased by $109 million, or 11%, for the three months ended June 29, 2012 as compared to the three months ended July 1, 2011. Sales were negatively affected by the unfavorable impact of foreign currency exchange of $85 million as well as the timing of $27 million of price reductions provided to customers. The decrease in sales due to lower production volumes was offset by the increase in demand for our passive safety products. Partially offsetting these unfavorable items was an increase in volume of $3 million.

Cost of sales decreased by $83 million, or 10%, for the three months ended June 29, 2012 as compared to the three months ended July 1, 2011, primarily consisting of lower material costs of $43 million and lower labor and other costs of $40 million. These decreases were primarily driven by the favorable impact of foreign currency exchange of $75 million and a reduction in costs associated with higher volume, non-commodity inflation and other costs of $8 million.

Earnings before taxes, as a percentage of sales, was 8.2% for the three months ended June 29, 2012 compared to 9.2% for the three months ended July 1, 2011. This contraction was primarily driven by price reductions provided to customers and the impact of a higher proportion of lower margin business.

Earnings before taxes decreased by $19 million for the three months ended June 29, 2012 as compared to the three months ended July 1, 2011. This decrease was driven primarily by a higher proportion of lower margin business of $18 million, increased commodity inflation of $6 million, a fine of $5 million recorded for antitrust matters and unfavorable impact of foreign currency exchange of $4 million. Partially offsetting these unfavorable items was cost reductions (net of price reductions provided to customers and non-commodity inflation) of $14 million.

Comparison of the six months ended June 29, 2012 and July 1, 2011:

Sales, including intersegment sales, decreased by $166 million, or 9%, for the six months ended June 29, 2012 as compared to the six months ended July 1, 2011. Sales were negatively affected by the unfavorable impact of foreign currency exchange of $120 million as well as the timing of $50 million of price reductions provided to customers. The decrease in sales due to lower production volumes was offset by the increase in demand for our passive safety products. Partially offsetting these unfavorable items was an increase in volume of $4 million.

Cost of sales decreased by $109 million, or 6%, for the six months ended June 29, 2012 as compared to the six months ended July 1, 2011, primarily consisting of lower labor and other costs of $55 million and lower material costs of $54 million. These decreases were primarily driven by the favorable impact of foreign currency exchange of $106 million and a reduction in costs associated with higher volume, non-commodity inflation and other costs of $3 million.

Earnings before taxes, as a percentage of sales, was 8.2% for the six months ended June 29, 2012 compared to 10.2% for the six months ended July 1, 2011. This contraction was primarily driven by price reductions provided to customers and the impact of a higher proportion of lower margin business.

Earnings before taxes decreased by $53 million for the six months ended June 29, 2012 as compared to the six months ended July 1, 2011. This decrease was driven primarily by a higher proportion of lower margin business of $37 million, increased commodity inflation of $15 million, a fine of $5 million recorded for antitrust matters and the unfavorable impact of foreign currency exchange of $5 million, partially offset by cost reductions (net of price reductions provided to customers) of $9 million.

Electronics

Comparison of the three months ended June 29, 2012 and July 1, 2011:

Sales, including intersegment sales, increased by $95 million, or 31%, for the three months ended June 29, 2012 as compared to the three months ended July 1, 2011. This increase was primarily driven by higher volume of $102 million, partially offset by the unfavorable impact of foreign currency exchange of $7 million.

Cost of sales increased by $58 million, or 20%, for the three months ended June 29, 2012 as compared to the three months ended July 1, 2011, primarily consisting of higher material costs of $61 million offset by a reduction in labor and other costs of $3 million. These increases were primarily driven by additional costs associated with higher volume, commodity inflation and other costs of $65 million, partially offset by the favorable impact of foreign currency exchange of $7 million.

Earnings before taxes, as a percentage of sales, was 14.3% for the three months ended June 29, 2012 compared to 7.4% for the three months ended July 1, 2011. This increase was primarily driven by favorable volume and cost reduction activities.

Earnings before taxes increased by $35 million for the three months ended June 29, 2012 as compared to the three months ended July 1, 2011. This increase was driven primarily by favorable volume of $25 million, cost reductions (net of both commodity and non-commodity inflation) of $9 million, and the favorable impact of foreign currency exchange of $1 million.

Comparison of the six months ended June 29, 2012 and July 1, 2011:

Sales, including intersegment sales, increased by $137 million, or 21%, for the six months ended June 29, 2012 as compared to the six months ended July 1, 2011. This increase was primarily driven by higher volume of $147 million, partially offset by the unfavorable impact of foreign currency exchange of $10 million.

Cost of sales increased by $95 million, or 16%, for the six months ended June 29, 2012 as compared to the six months ended July 1, 2011, primarily consisting of higher material costs. These increases were primarily driven by additional costs associated with higher volume, commodity inflation and other costs of $105 million, partially offset by the favorable impact of foreign currency exchange of $10 million.

Earnings before taxes, as a percentage of sales, was 13.4% for the six months ended June 29, 2012 compared to 9.9% for the six months ended July 1, 2011. This increase was primarily driven by favorable volume and cost reduction activities.

Earnings before taxes increased by $41 million for the six months ended June 29, 2012 as compared to the six months ended July 1, 2011. This increase was driven primarily by favorable volume of $32 million, cost reductions (net of both commodity and non-commodity inflation) of $8 million, and the favorable impact of foreign currency exchange of $1 million.

Automotive Components

Comparison of the three months ended June 29, 2012 and July 1, 2011:

Sales, including intersegment sales, decreased by $23 million, or 5%, for the three months ended June 29, 2012 as compared to the three months ended July 1, 2011. This decrease was primarily driven by the unfavorable impact of foreign currency exchange of $40 million, partially offset by higher volume of $17 million.

Cost of sales decreased by $21 million, or 5%, for the three months ended June 29, 2012 as compared to the three months ended July 1, 2011, primarily consisting of lower material costs of $13 million and lower labor and other costs of $8 million. These decreases were primarily driven by the favorable impact of foreign currency exchange of $35 million, partially offset by additional costs associated with higher volume, commodity inflation and other costs of $14 million.

Earnings before taxes, as a percentage of sales, was 6.0% for the three months ended June 29, 2012 compared to 5.9% for the three months ended July 1, 2011. This increase was primarily driven by cost reduction activities and volume, partially offset by the unfavorable impact of foreign currency exchange.

Earnings before taxes decreased by $1 million for the three months ended June 29, 2012 as compared to the three months ended July 1, 2011. This decrease was driven primarily by the unfavorable impact of foreign currency exchange of $4 million and commodity inflation and engineering costs (net of cost reductions) of $1 million, offset by favorable volume of $4 million.

For the three months ended June 29, 2012, this segment incurred $2 million of severance and other charges.

Comparison of the six months ended June 29, 2012 and July 1, 2011:

Sales, including intersegment sales, decreased by $28 million, or 3%, for the six months ended June 29, 2012 as compared to the six months ended July 1, 2011. This decrease was primarily driven by the unfavorable impact of foreign currency exchange of $53 million, partially offset by higher volume of $25 million.

Cost of sales decreased by $26 million, or 3%, for the six months ended June 29, 2012 as compared to the six months ended July 1, 2011, primarily consisting of lower material costs of $16 million and lower labor and other costs of $10 million. These decreases were primarily driven by the favorable impact of foreign currency exchange of $47 million, partially offset by additional costs associated with higher volume, commodity inflation and other costs of $21 million.

Earnings before taxes, as a percentage of sales, was 6.6% for the six months ended June 29, 2012 compared to 6.2% for the six months ended July 1, 2011. This increase was primarily driven by cost reduction activities and volume, partially offset by the unfavorable impact of foreign currency exchange.

Earnings before taxes increased by $3 million for the six months ended June 29, 2012 as compared to the six months ended July 1, 2011. This increase was driven primarily by favorable volume of $5 million and cost reductions (net of inflation and engineering costs) of $3 million, offset by the unfavorable impact of foreign currency exchange of $5 million.

For the six months ended June 29, 2012, this segment incurred $2 million of severance and other charges.

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

As of June 29, 2012, the amount of cash and cash equivalents held by foreign subsidiaries was $700 million. If these funds were needed for our operations in the U.S., we would be required to provide for U.S. federal and state income tax, foreign income tax, and foreign withholding taxes on the funds repatriated. We have already provided for these taxes in accordance with ASC 740-30-25 on a portion of these funds. However, for the remainder of the funds we have not provided for such taxes, as it is our intention that those funds are permanently reinvested outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash Flows

Operating Activities. Cash provided by operating activities for the six months ended June 29, 2012 was $89 million as compared to $352 million for the six months ended July 1, 2011. This decrease of $263 million was primarily the result of increased working capital of $104 million, employee benefit-related payments of $66 million, which included the payout for certain cash incentive and retention awards for executive officers and vice presidents that vested during the period, plus payments related to pension and postretirement benefits other than pension benefits, and lower cash earnings. Also contributing to the change were higher levels of cash payments for taxes of $16 million.

Investing Activities. Cash used in investing activities for the six months ended June 29, 2012 was $190 million as compared to $139 million for the six months ended July 1, 2011.

Capital expenditures were $200 million for the six months ended June 29, 2012 as compared to $167 million for the six months ended July 1, 2011. These capital expenditures were primarily related to investing in new facilities, upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $650 million to $700 million on capital expenditures during 2012, depending on timing of expenditures, as we continue to invest in strategic growth.

During the six months ended July 1, 2011, we acquired $15 million in cash in conjunction with an acquisition in our Chassis Systems segment.

Financing Activities. Cash used in financing activities was $164 million for the six months ended June 29, 2012 as compared to $199 million for the six months ended July 1, 2011.

During the six months ended June 29, 2012, we used $102 million of cash on hand to repurchase 2.3 million shares of our common stock. Also during the six months ended June 29, 2012, we utilized $53 million of cash on hand to optionally repurchase portions of our senior unsecured notes, totaling $48 million in principal amount.

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

As of June 29, 2012, we had $993 million of availability under our revolving credit facility. This availability reflects no outstanding borrowings and reduced availability as a result of $27 million in outstanding letters of credit and bank guarantees.

On June 29, 2012, our subsidiaries in the Asia Pacific region also had various uncommitted credit facilities, of which $195 million was unutilized. We expect that these additional facilities will be drawn from time to time for normal working capital purposes and to fund capital expenditures in support of planned expansion in Asia Pacific.

Under normal working capital utilization of liquidity, portions of the amounts drawn under our liquidity facilities typically are paid back throughout the month as cash from customers is received. We could then draw upon such facilities again for working capital purposes in the same or succeeding months.

The agreement that governs our senior secured revolving credit facility contains a number of covenants, including financial covenants, that would impact our ability to borrow on the facility if not met and restrictive covenants that restrict, among other things, the ability to incur additional indebtedness, repay other indebtedness, repurchase capital stock and pay cash dividends on our common stock. As of June 29, 2012, we were in compliance with all of our financial covenants. Such covenants are described in more detail in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

CONTINGENCIES AND ENVIRONMENTAL MATTERS

The information concerning the ongoing antitrust matters and other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 17 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no accounting pronouncements issued during the first half of 2012 that had, or are expected to have, a material impact on our business, results of operations or financial condition.

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the six months ended June 29, 2012.

OUTLOOK

For the full year 2012, we expect revenue to be approximately $16.2 to $16.4 billion, including third quarter sales of approximately $3.9 billion. These sales figures are based on expected 2012 production levels of 14.9 million units in North America, 18.8 million units in Europe, continued growth in China and our expectations for foreign currency exchange rates.

In North America, the industry recovery continues to trend in a positive direction. As such, we expect production levels to remain strong, with the Detroit Three lagging behind the overall production growth rate for the region as Japanese manufacturers continue to increase their production schedules compared with the prior year as constraints subside related to the 2011 earthquake and tsunami in Japan. In Europe, continued concerns regarding potential sovereign debt defaults and strain on the banking system have diminished consumer sentiment and will continue to pressure vehicle production levels in Europe throughout the remainder of 2012 and are likely to continue into 2013. In addition to these economic concerns in Europe, normal seasonality will result in lower vehicle production levels throughout the remainder of 2012. Production levels in Asia Pacific were off to a slower start than expected, however, for the remainder of the year, production is expected to increase. Considering the expected long-term growth within Asia Pacific, we continue to invest appropriate levels of capital to support expansion in this area.

We continue to evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions. Due to uncertainties in Europe, we may engage in restructuring efforts in the second half of 2012 to align our operations with the existing environment in that region. Plant rationalizations and targeted workforce reduction efforts may be warranted.

We continue to monitor overall commodity volatility and its potential inflationary impact. Although prices have fallen off peak levels for certain raw materials and manufactured components that have traditionally been susceptible to inflation (such as steel, copper and aluminum), we continue to experience pricing pressures from other materials (such as textiles and chemicals). We will continue to monitor commodity costs and work with our suppliers and customers to manage changes in such costs.

We continue to monitor the entire Tier 2 and Tier 3 supply base and its ability to perform as expected as it faces additional financial and operational challenges in the current environment due to commodity inflationary pressures, the potential impact that sovereign debt defaults (or the fear of such defaults) and resulting strain on the European banking system may have on available liquidity, and capacity constraints resulting from increased production levels. The inability of any major supplier to meet its commitments could negatively impact us either directly or by negatively affecting our customers. We are pursuing alternate sources of supply where necessary and practicable.

Although one of the Company’s German subsidiaries has entered into a plea agreement with the DOJ that, once approved by the court, concludes the DOJ’s current investigation of the Company, the Antitrust Investigation by the European Commission is ongoing. While we cannot estimate the ultimate financial impact of the European investigation at this time, we will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2011 under “Item 1A. Risk Factors,” as updated by the information set forth in Part II of this Report under “Item 1A. Risk Factors,” including: any developments related to antitrust investigations adversely affecting our financial condition, results, cash flows or reputation; any shortage of specialty resins, castings or other supplies causing a production disruption for any customers or us; general economic conditions causing a material contraction in automotive sales and production adversely affecting our results or the viability of our supply base; the unsuccessful implementation of our current expansion efforts adversely impacting our business and results; commodity inflationary pressures adversely affecting our profitability or supply base; strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations impacting our results; pricing pressures from our customers adversely affecting our profitability; increasing costs negatively impacting our profitability; the loss of any of our largest customers materially adversely affecting us; risks associated with non-U.S. operations, including economic and political uncertainty in some regions, adversely affecting our business, results or financial condition; any inability to protect our intellectual property rights adversely affecting our business or our competitive position; costs of product liability, warranty and recall claims and efforts by customers to adversely alter contract terms and conditions concerning warranty and recall participation; costs or liabilities relating to environmental, health and safety regulations adversely affecting our results; any increase in the expense of our pension and other postretirement benefits or the funding requirements of our pension plans reducing our profitability; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers adversely affecting our operations; volatility in our annual effective tax rate resulting from a change in our valuation allowances, our mix of earnings between jurisdictions or other factors; any impairment of a significant amount of our goodwill or other intangible assets; any disruption in our information technology systems adversely impacting our business and operations; and other risks and uncertainties set forth in our Annual Report on Form 10-K, in “— Executive Overview” above and in our other filings with the Securities and Exchange Commission.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a —15(e) under the Securities Exchange Act of 1934) as of June 29, 2012, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There was no change in the Company’s internal controls over financial reporting that occurred during the second fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

The information concerning the ongoing antitrust matters and other legal proceedings involving the Company contained in Note 17 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

Item 1A.    Risk Factors

Except for the update to the risk factor reflected below, there have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Developments related to antitrust investigations by government regulators could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation.

We are subject to a variety of laws and regulations that govern our business both in the United States and internationally, including those relating to competition (antitrust). Violations of competition (antitrust) laws can result in class action lawsuits as well as significant penalties being imposed by antitrust authorities, as is evidenced by the significant fines the European Commission has imposed, in some cases, for violations at companies in certain sectors. Legal and other related costs can also be significant in such cases.

Antitrust authorities including those in the United States and Europe are investigating possible violations of competition (antitrust) laws by automotive parts suppliers (referred to herein as the “Antitrust Investigations”). In connection with the U.S. investigation, one of the Company’s German subsidiaries has entered into a plea agreement with the DOJ. Under the terms of the agreement, the subsidiary will plead guilty to one count of conspiracy in restraint of trade involving sales of Occupant Safety Systems products, and will pay a fine of $5.1 million; once approved by the court, this agreement concludes the DOJ’s current investigation of the Company.

However, the Antitrust Investigation by the European Commission is ongoing. While the duration and outcome of the European Commission’s investigation is uncertain, a determination that the Company has violated European competition (antitrust) laws could result in significant penalties which could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation.

We continue to cooperate fully with the antitrust authorities in the Antitrust Investigations.

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

The following table summarizes information relating to purchases of the Company’s common stock made by or on behalf of the Company in accordance with the repurchase program and pursuant to a 10b5-1 trading plan during the first half of 2012.

Period(a)	Total Number of Shares Purchased(b)	Average Price Paid Per Share(c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(d)
January 1, 2012 to February 3, 2012	—	$—	—	2,300,000
February 4, 2012 to March 2, 2012	71,000	45.74	71,000	2,229,000
March 3, 2012 to March 30, 2012	766,900	45.70	766,900	1,462,100
March 31, 2012 to May 4, 2012	921,945	44.82	921,945	540,155
May 5, 2012 to June 1, 2012	540,155	41.98	540,155	—

Total	2,300,000	$44.48	2,300,000	—

(a)	Monthly information is presented by reference to the Company’s fiscal months during the second quarter of 2012, based upon settlement of each transaction.

(b)	All of the shares indicated were purchased under an ongoing program to manage the dilution created by the Company’s stock incentive plan, which was approved by the Company’s board of directors on February 15, 2012 and announced in the Company’s Annual Report on Form 10-K filed on February 16, 2012. Under the program, which does not have an expiration date, the Company may repurchase up to 2.3 million shares in 2012 and up to 1.5 million shares in each subsequent year.

(c)	Excluding commissions.

(d)	The numbers in this column reflect the maximum number of shares that may yet be purchased in 2012 under the program, although additional shares may be purchased in subsequent years.

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

TRW Automotive Holdings Corp. (Registrant)

Date: July 31, 2012	By:	/s/ Joseph S. Cantie
Joseph S. Cantie Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)