Form 10-Q
period 2012-09-28
TRW AUTOMOTIVE HOLDINGS CORP
filed 2012-10-30
CIK 1267097

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2012
OR
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

(734) 855-2600
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address or former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of October 23, 2012, the number of shares outstanding of the registrant's Common Stock was 122,182,749.

TRW Automotive Holdings Corp.
Index

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Three Months Ended
	September 28, 2012	September 30, 2011
	(Unaudited)
	(In millions, except per share amounts)
Sales	$3,965	$3,915
Cost of sales	3,551	3,534

Gross profit	414	381
Administrative and selling expenses	148	151
Amortization of intangible assets	3	4
Restructuring charges and asset impairments	3	—
Other (income) expense—net	(2)	(14)

Operating income	262	240
Interest expense—net	26	26
Loss on retirement of debt—net	1	19
Equity in earnings of affiliates, net of tax	(9)	(9)

Earnings before income taxes	244	204
Income tax expense	68	37

Net earnings	176	167
Less: Net earnings attributable to noncontrolling interest, net of tax	13	9

Net earnings attributable to TRW	$163	$158

Basic earnings per share:
Earnings per share	$1.33	$1.28

Weighted average shares outstanding	122.1	123.7

Diluted earnings per share:
Earnings per share	$1.28	$1.22

Weighted average shares outstanding	129.3	132.4

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Comprehensive Earnings

	Three Months Ended
	September 28, 2012	September 30, 2011
	(Unaudited)
	(Dollars in millions)
Net earnings	$176	$167
Other comprehensive earnings (losses):
Foreign currency translation	95	(166)
Retirement obligations, net of tax	(2)	3
Deferred cash flow hedges, net of tax	35	(59)

Total other comprehensive earnings (losses)	128	(222)
Comprehensive earnings (losses)	304	(55)
Less: Comprehensive earnings attributable to noncontrolling interest	16	5

Comprehensive earnings (losses) attributable to TRW	$288	$(60)

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Nine Months Ended
	September 28, 2012	September 30, 2011
	(Unaudited)
	(In millions, except per share amounts)
Sales	$12,412	$12,258
Cost of sales	11,048	10,849

Gross profit	1,364	1,409
Administrative and selling expenses	437	454
Amortization of intangible assets	9	12
Restructuring charges and asset impairments	7	—
Other (income) expense—net	(19)	(37)

Operating income	930	980
Interest expense—net	82	90
Loss on retirement of debt—net	6	39
Gain on business acquisition	—	(9)
Equity in earnings of affiliates, net of tax	(29)	(29)

Earnings before income taxes	871	889
Income tax expense	253	127

Net earnings	618	762
Less: Net earnings attributable to noncontrolling interest, net of tax	29	30

Net earnings attributable to TRW	$589	$732

Basic earnings per share:
Earnings per share	$4.80	$5.93

Weighted average shares outstanding	122.8	123.4

Diluted earnings per share:
Earnings per share	$4.58	$5.57

Weighted average shares outstanding	130.0	133.7

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Comprehensive Earnings

	Nine Months Ended
	September 28, 2012	September 30, 2011
	(Unaudited)
	(Dollars in millions)
Net earnings	$618	$762
Other comprehensive earnings (losses):
Foreign currency translation	58	(49)
Retirement obligations, net of tax	1	(14)
Deferred cash flow hedges, net of tax	62	(61)

Total other comprehensive earnings (losses)	121	(124)
Comprehensive earnings	739	638
Less: Comprehensive earnings attributable to noncontrolling interest	29	34

Comprehensive earnings attributable to TRW	$710	$604

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	September 28, 2012	December 31, 2011
	(Unaudited)
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$973	$1,241
Accounts receivable—net	2,559	2,222
Inventories	1,000	845
Prepaid expenses and other current assets	343	319

Total current assets	4,875	4,627
Property, plant and equipment—net of accumulated depreciation of $3,945 and $3,694, respectively	2,169	2,137
Goodwill	1,754	1,753
Intangible assets—net	291	298
Pension assets	1,088	918
Other assets	594	529

Total assets	$10,771	$10,262

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$63	$65
Current portion of long-term debt	38	39
Trade accounts payable	2,334	2,306
Accrued compensation	269	283
Other current liabilities	1,103	1,147

Total current liabilities	3,807	3,840
Long-term debt	1,363	1,428
Postretirement benefits other than pensions	411	421
Pension benefits	769	831
Other long-term liabilities	663	603

Total liabilities	7,013	7,123
Commitments and contingencies
Stockholders' equity:
Capital stock	1	1
Treasury stock	—	—
Paid-in-capital	1,618	1,602
Retained earnings	2,155	1,668
Accumulated other comprehensive earnings (losses)	(210)	(331)

Total TRW stockholders' equity	3,564	2,940
Noncontrolling interest	194	199

Total equity	3,758	3,139

Total liabilities and equity	$10,771	$10,262

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 28, 2012	September 30, 2011
	(Unaudited)
	(Dollars in millions)
Operating Activities
Net earnings	$618	$762
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	307	343
Net pension and other postretirement benefits income and contributions	(195)	(132)
Loss on retirement of debt—net	6	39
Net gain on sales of assets and divestitures	(6)	(11)
Gain on business acquisition	—	(9)
Deferred income taxes	112	(4)
Other—net	3	11
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable—net	(309)	(515)
Inventories	(149)	(191)
Trade accounts payable	1	246
Prepaid expenses and other assets	(104)	(8)
Other liabilities	(39)	(19)

Net cash provided by operating activities	245	512
Investing Activities
Capital expenditures, including other intangible assets	(325)	(304)
Cash acquired in acquisition of business	—	15
Net proceeds from asset sales and divestitures	12	17

Net cash used in investing activities	(313)	(272)
Financing Activities
Change in short-term debt	(2)	15
Proceeds from issuance of long-term debt, net of fees	2	1
Fees paid to refinance credit facility	(9)	—
Redemption of long-term debt	(73)	(442)
Proceeds from exercise of stock options	9	19
Repurchase of capital stock	(102)	—
Dividends paid to noncontrolling stockholders	(34)	(11)

Net cash used in financing activities	(209)	(418)
Effect of exchange rate changes on cash	9	(10)

Decrease in cash and cash equivalents	(268)	(188)
Cash and cash equivalents at beginning of period	1,241	1,078

Cash and cash equivalents at end of period	$973	$890

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

        TRW Automotive Holdings Corp. (also referred to herein as the "Company") is among the world's largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers ("OEMs") and related aftermarkets. The Company conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily airbags and seat belts) and safety electronics (electronic control units and crash and occupant weight sensors). The Company is primarily a "Tier 1" supplier (a supplier that sells to OEMs). In 2011, approximately 84% of the Company's end-customer sales were to major OEMs.

2. Basis of Presentation

        These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission ("SEC") on February 16, 2012.

        These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three and nine months ended September 28, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

        The Company follows a fiscal calendar that ends on December 31. However, each fiscal quarter has three periods consisting of one five week period and two four week periods. Each quarterly period ends on a Friday, with the possible exception of the final quarter of the year, which always ends on December 31.

        Earnings Per Share.    Basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance, including stock options, restricted stock units ("RSUs") and stock-settled stock appreciation rights ("SSARs"). Further, if the inclusion of shares potentially issuable for the Company's 3.50% exchangeable senior unsecured notes (see Note 11) is more dilutive than the inclusion of the interest expense for those exchangeable notes, the Company utilizes the "if-converted" method to calculate diluted earnings per share. Under the if-converted method, the Company adjusts net earnings to add back interest expense and amortization of the discount recognized on the exchangeable notes and includes the number of shares potentially issuable related to the exchangeable notes in the weighted average shares outstanding.

        If the average market price of the Company's common stock exceeds the exercise price of stock options outstanding or the fair value on the date of grant of the SSARs, the treasury stock method is used to determine the incremental number of shares to be included in the diluted earnings per share computation.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

        Net earnings attributable to TRW and the weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In millions, except per share amounts)
Net earnings attributable to TRW	$163	$158	$589	$732
Interest expense on exchangeable notes, net of tax	1	2	3	6
Amortization of discount on exchangeable notes, net of tax	2	2	4	7

Net earnings attributable to TRW for purposes of calculating diluted earnings per share	$166	$162	$596	$745

Basic:
Weighted average shares outstanding	122.1	123.7	122.8	123.4

Basic earnings per share	$1.33	$1.28	$4.80	$5.93

Diluted:
Weighted average shares outstanding	122.1	123.7	122.8	123.4
Effect of dilutive stock options, RSUs and SSARs	1.3	1.8	1.3	2.2
Shares applicable to exchangeable notes	5.9	6.9	5.9	8.1

Diluted weighted average shares outstanding	129.3	132.4	130.0	133.7

Diluted earnings per share	$1.28	$1.22	$4.58	$5.57

        For the three and nine months ended September 28, 2012, approximately 2.2 million securities were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

        The following table presents the movement in the product warranty liability for the periods indicated:

	Nine Months Ended
	September 28, 2012	September 30, 2011
	(Dollars in millions)
Beginning balance	$130	$124
Current period accruals, net of changes in estimates	41	37
Used for purposes intended	(32)	(28)
Effects of foreign currency translation	(1)	(1)

Ending balance	$138	$132

        Equity.    The following tables present a rollforward of the changes in equity attributable to TRW shareholders and to the noncontrolling interest.

	Three Months Ended
	September 28, 2012			September 30, 2011
	Total	TRW Shareholders	Noncontrolling Interest	Total	TRW Shareholders	Noncontrolling Interest
	(Dollars in millions)
Beginning balance of equity	$3,466	$3,269	$197	$2,917	$2,721	$196
Comprehensive earnings (losses)	304	288	16	(55)	(60)	5
Dividends paid to noncontrolling interest	(19)	—	(19)	(6)	—	(6)
Changes related to share-based compensation	7	7	—	4	4	—
Equity component of 3.5% exchangable note repurchase	—	—	—	(46)	(46)	—

Ending balance of equity	$3,758	$3,564	$194	$2,814	$2,619	$195

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

	Nine Months Ended
	September 28, 2012			September 30, 2011
	Total	TRW Shareholders	Noncontrolling Interest	Total	TRW Shareholders	Noncontrolling Interest
	(Dollars in millions)
Beginning balance of equity	$3,139	$2,940	$199	$2,238	$2,063	$175
Comprehensive earnings	739	710	29	638	604	34
Dividends paid to noncontrolling interest	(34)	—	(34)	(11)	—	(11)
Noncontrolling interest related to divestitures	—	—	—	(3)	—	(3)
Changes related to share-based compensation	16	16	—	17	17	—
Excess tax benefits on share-based compensation	—	—	—	1	1	—
Equity component of 3.5% exchangable note repurchase	—	—	—	(66)	(66)	—
Repurchase of capital stock	(102)	(102)	—	—	—	—

Ending balance of equity	$3,758	$3,564	$194	$2,814	$2,619	$195

        Recently Issued Accounting Pronouncements.    In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-2, "Testing Indefinite-Lived Intangible Assets for Impairment," which amends Accounting Standard Codification ("ASC") 350—"Intangibles—Goodwill and Other." This ASU provides companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company concludes that this is the case, it must perform a quantitative assessment. Otherwise, a company is not required to perform a quantitative assessment. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this ASU will not impact the Company's consolidated financial statements.

3. Acquisitions

        During the first quarter of 2011, the Company completed an acquisition in its Chassis Systems segment. Based on the fair value of the net assets acquired in comparison to the purchase price, the Company recorded a gain on business acquisition of approximately $9 million. The acquisition resulted in a gain due to the seller's decision to exit a non-core business operation. The Company finalized the calculation of the fair value of the net assets acquired during the fourth quarter of 2011, determined that approximately $2 million of additional liabilities existed at the acquisition date, and decreased the gain accordingly.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Inventories

        The major classes of inventory are as follows:

	As of
	September 28, 2012	December 31, 2011
	(Dollars in millions)
Finished products and work in process	$463	$406
Raw materials and supplies	537	439

Total inventories	$1,000	$845

5. Goodwill and Intangible Assets

Goodwill

        The changes in goodwill for the period are as follows:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Total
	(Dollars in millions)
Balance as of December 31, 2011	$795	$535	$423	$—	$1,753
Effects of foreign currency translation	1	—	—	—	1

Balance as of September 28, 2012	$796	$535	$423	$—	$1,754

Intangible assets

        The following table reflects intangible assets and related accumulated amortization:

	As of September 28, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Customer relationships	$67	$(56)	$11	$67	$(47)	$20
Developed technology and other intangible assets	102	(86)	16	99	(85)	14

Total	169	$(142)	27	166	$(132)	34

Indefinite-lived intangible assets:
Trademarks	264		264	264		264

Total	$433		$291	$430		$298

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5. Goodwill and Intangible Assets (Continued)

        The Company expects that ongoing amortization expense will approximate the following:

(Dollars in millions)
Remainder of 2012	$3
Fiscal year 2013	10
2014 and beyond	14

        The expected amortization expense for 2014 and beyond primarily relates to land use rights.

6. Other (Income) Expense—Net

        The following table provides details of other (income) expense—net:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(Dollars in millions)
Net provision for bad debts	$2	$3	$2	$9
Net gains on sales of assets and divestitures	(3)	(3)	(6)	(11)
Foreign currency exchange (gains) losses	5	(4)	3	3
Royalty and grant income	(1)	(7)	(7)	(16)
Legacy pension litigation	—	—	—	(6)
Miscellaneous other (income) expense	(5)	(3)	(11)	(16)

Other (income) expense—net	$(2)	$(14)	$(19)	$(37)

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

        Income tax expense for the three months ended September 28, 2012 was $68 million on pre-tax earnings of $244 million, and income tax expense for the nine months ended September 28, 2012 was $253 million on pre-tax earnings of $871 million. Income tax expense for both periods in 2012 includes a tax benefit of $9 million relating to the enactment of tax legislation and a reduction in the corporate income tax rate in the United Kingdom (as discussed below). Income tax expense for the three months ended September 30, 2011 was $37 million on pre-tax earnings of $204 million, and income tax expense for the nine months ended September 30, 2011 was $127 million on pre-tax earnings of $889 million. Income tax expense for the three months ended September 30, 2011 includes a net tax benefit of $5 million resulting from changes in assessments regarding the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets of certain foreign subsidiaries. Income tax expense for the nine months ended September 30, 2011 includes net tax benefits of $20 million relating to the favorable resolution of various tax matters in foreign jurisdictions and net tax benefits of $9 million resulting from changes in assessments regarding the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets of various foreign subsidiaries. For the periods ended September 28, 2012, the income tax rate

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits. The income tax rate for the periods ended September 30, 2011 varies from the United States statutory income tax rate primarily due to earnings in the United States that did not result in the recognition of a corresponding income tax expense as a result of the Company's valuation allowance position, as well as favorable foreign tax rates, holidays, and credits.

        The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. The Company utilizes a rolling twelve quarters of pre-tax results adjusted for significant permanent book to tax differences as a measure of cumulative results in recent years. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include but are not limited to: recent adjusted historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. If operating results improve or deteriorate on a sustained basis, the Company's conclusions regarding the need for a valuation allowance could change, resulting in either the reversal or initial recognition of a valuation allowance in the future, which could have a significant impact on income tax expense in the period recognized and subsequent periods.

        As part of the review in determining the need for a valuation allowance, the Company assesses the potential release of existing valuation allowances. Based upon this assessment, the Company has concluded that there is more than a remote possibility that existing valuation allowances, of up to $95 million, on Canadian and various other foreign net deferred tax assets could be released.

        In addition, the Company evaluates various tax planning actions, certain of which, if implemented, could have a significant favorable impact on deferred taxes. Such potential actions involve certain foreign corporations that are currently treated as flow-through entities for U.S. tax purposes and actions to improve the overall foreign tax credit position of the Company.

        At December 31, 2011, the Company had $148 million of gross unrecognized tax benefits. During the three and nine months ended September 28, 2012, the Company reduced the gross unrecognized tax benefits by $16 million, excluding interest, related to tax positions of prior years. These reductions were mainly related to various audit settlements and payments related to foreign jurisdictions and certain transfer pricing matters.

        The Company operates in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. Although it is not possible to predict the timing of the conclusions of all ongoing tax audits with accuracy, it is possible that some or all of these examinations will conclude within the next 12 months. It is also reasonably possible that certain statute of limitations may expire relating to various foreign jurisdictions within the next 12 months. As such, it is possible that a change in the Company's gross unrecognized tax benefits may occur; however, it is not possible to reasonably estimate the effect this may have upon the gross unrecognized tax benefits.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

        On July 17, 2012, the United Kingdom—Finance Bill of 2012 received Royal Assent, thereby becoming law as the Finance Act 2012 (the "Act"). The Act provides for a reduction to the corporate income tax rate from 25% to 24% effective April 1, 2012, with a further reduction to 23% effective April 1, 2013. The impact of this tax legislation was recorded as a discrete item during the third quarter, the period of enactment, resulting in a tax benefit of approximately $9 million.

8. Pension Plans and Postretirement Benefits Other Than Pensions

  Pension Plans

        The following tables provide the components of net pension (income) cost for the Company's defined benefit pension plans:

	Three Months Ended
	September 28, 2012			September 30, 2011
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Service cost	$1	$—	$4	$1	$—	$5
Interest cost on projected benefit obligations	15	53	9	15	62	10
Expected return on plan assets	(20)	(81)	(5)	(19)	(86)	(6)
Amortization	5	—	3	1	—	1
Settlement	2	—	—	—	—	—

Net pension (income) cost	$3	$(28)	$11	$(2)	$(24)	$10

	Nine Months Ended
	September 28, 2012			September 30, 2011
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Service cost	$3	$—	$14	$3	$—	$14
Interest cost on projected benefit obligations	45	160	28	46	184	31
Expected return on plan assets	(60)	(244)	(15)	(58)	(259)	(16)
Amortization	15	—	7	3	—	3
Settlement	2	—	—	—	—	—

Net pension (income) cost	$5	$(84)	$34	$(6)	$(75)	$32

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Pension Plans and Postretirement Benefits Other Than Pensions (Continued)

  Postretirement Benefits Other Than Pensions ("OPEB")

        The following tables provide the components of net OPEB (income) cost for the Company's plans:

	Three Months Ended
	September 28, 2012		September 30, 2011
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Service cost	$1	$(1)	$—	$—
Interest cost on projected benefit obligations	4	2	6	1
Amortization	(6)	(1)	(5)	(2)

Net OPEB (income) cost	$(1)	$—	$1	$(1)

	Nine Months Ended
	September 28, 2012		September 30, 2011
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Service cost	$1	$—	$1	$—
Interest cost on projected benefit obligations	12	4	16	4
Amortization	(16)	(4)	(15)	(5)

Net OPEB (income) cost	$(3)	$—	$2	$(1)

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

          Level 3.     The Company utilizes the income approach or the cost approach, as appropriate, to determine the fair value of its assets and liabilities under Level 3 of the fair value hierarchy. The fair value is derived principally from unobservable inputs from the Company's own assumptions about market risk, developed based on the best information available, subject to cost-benefit analysis, and may include the Company's own data. When there are no observable comparables, inputs used to determine value are derived from Company-specific inputs, such as projected

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Fair Value Measurements (Continued)

  financial data and the Company's own views about the assumptions that market participants would use.

  Items Measured at Fair Value on a Recurring Basis

        The fair value measurements for assets and liabilities recognized in the Company's consolidated balance sheets are as follows:

	As of
	September 28, 2012			December 31, 2011
	Carrying Value	Fair Value	Measurement Approach	Carrying Value	Fair Value
	(Dollars in millions)
Foreign currency exchange contracts—current assets	$20	$20	Level 2	$3	$3
Foreign currency exchange contracts—noncurrent assets	11	11	Level 2	—	—
Short-term debt, fixed and floating rate	63	63	Level 2	65	65
Floating rate long-term debt	—	—	Level 2	1	1
Fixed rate long-term debt	1,401	1,654	Level 2	1,466	1,585
Foreign currency exchange contracts—current liability	3	3	Level 2	27	27
Foreign currency exchange contracts—noncurrent liability	—	—	Level 2	29	29
Interest rate swap contracts—noncurrent liability	1	1	Level 2	1	1
Commodity contracts—current liability	1	1	Level 2	4	4

        The carrying value of short-term debt approximates fair value because of the short term nature of these instruments.

        The fair value of long-term debt was determined primarily from quoted market prices, as provided by participants in the secondary marketplace. For long-term debt without a quoted market price, the Company estimates the fair value using discounted cash flow models with market based borrowing rates for similar types of arrangements. Upon issuance of the Company's exchangeable notes, a debt discount was recognized as a decrease in debt and an increase in equity. Accordingly, the Company's fair value and carrying value of long-term fixed rate debt as of September 28, 2012 is net of the unamortized discount of $26 million.

        The Company's foreign currency exchange contracts, commodity contracts, and interest rate swap contracts are recorded at fair value, using quoted currency forward rates, quoted commodity forward rates, and quoted interest rate curves, respectively, to calculate forward values, and then discounting the forward values. In addition, the Company's calculation of the fair value of its foreign currency option contracts uses quoted currency volatilities.

        The discount rates for all derivative contracts are based on quoted bank deposit or swap interest rates. For contracts which, when aggregated by counterparty, are in a liability position, the rates are adjusted by the credit spread which market participants would apply if buying these contracts from the Company's counterparties.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Fair Value Measurements (Continued)

        There were no changes in the Company's valuation techniques during the nine months ended September 28, 2012.

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

        The Company has determined that the fair value measurements related to each of these assets and liabilities rely primarily on Company-specific inputs and the Company's assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the useful life of the long-lived assets by using a risk-adjusted rate for the Company. To estimate the fair value of the expected expense for asset retirement obligations, the Company uses standard engineering cost estimation techniques to determine the expenses to be incurred at the time the asset retirement obligation is settled, and then determines the present value of the expense using a discount rate equal to the current London Inter-Bank Offered Rates (LIBOR) plus the applicable margin for borrowing on the Company's senior secured revolving credit facility (see Note 11). For restructuring obligations, the amount recorded represents the fair value of the payments expected to be made based on the termination benefits provided to the affected employees, and are discounted using a risk-adjusted rate for the Company if the payments are expected to extend beyond one year.

        As of September 28, 2012, the Company had $46 million and $11 million of restructuring accruals and asset retirement obligations, respectively, which were measured at fair value upon initial recognition of the associated liability.

10. Financial Instruments

        The Company is exposed to certain financial market risks related to its ongoing business operations. The primary risks managed through derivative financial instruments and hedging activities are foreign currency exchange rate risk, interest rate risk and commodity price risk. Derivative financial instruments and hedging activities are utilized to protect the Company's cash flow from adverse movements in foreign currency exchange rates and commodity prices as well as to manage interest costs. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company attempts to limit this exposure by entering into agreements directly with a number of major financial institutions that meet the Company's credit standards and that are expected to fully satisfy their obligations under the contracts, and by monitoring the Company's credit exposure to each counterparty in light of its current credit quality.

        As of September 28, 2012, the Company had a notional value of $2 billion in foreign exchange contracts outstanding. These forward contracts mature at various dates through July 2015. Foreign

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Financial Instruments (Continued)

currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument.

        As of September 28, 2012, the Company had two offsetting interest rate swap agreements outstanding, each with a notional amount of $25 million. The Company's potential exposure to interest rate risk arises primarily from changes in LIBOR.

        Derivative Instruments.    The fair values of the Company's derivative instruments as of September 28, 2012 and December 31, 2011 were $45 million and $23 million, respectively, in the asset position, and $19 million and $81 million, respectively, in the liability position. These amounts consist of interest rate contracts, foreign currency exchange contracts, and commodity contracts, none of which are individually significant.

        Cash Flow Hedges.    For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $9 million of gains, net of tax, which are included in OCI are expected to be reclassified into earnings in the next twelve months.

        For the three and nine months ended September 28, 2012, the effective portion of the gains and losses on derivatives designated as cash flow hedges and recognized in OCI was a gain of $47 million and a gain of $82 million, respectively, all of which were related to foreign currency exchange contracts. The effective portion of gains and losses on cash flow hedges reclassified from OCI into the statement of earnings for the three and nine months ended September 28, 2012 was a gain of $2 million and $1 million, respectively, and was included in various line items on the statement of earnings.

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

        Gains and losses recognized in income related to hedge ineffectiveness for the three and nine months ended September 28, 2012 and September 30, 2011 were not significant.

        Fair Value Hedges.    For any derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the underlying hedged item is recognized in current earnings. For the three and nine months ended September 28, 2012 and September 30, 2011, there were no derivative instruments designated as fair value hedges.

        Undesignated derivatives.    For the three and nine months ended September 28, 2012, the Company recognized gains of $5 million and $15 million, respectively, in other (income) expense—net for derivative instruments not designated as hedging instruments. For the three and nine months ended September 30, 2011, the Company recognized $32 million and $10 million of losses, respectively, in other (income) expense—net for derivative instruments not designated as hedging instruments.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Financial Instruments (Continued)

        Credit-Risk-Related Contingent Features.    The Company has entered into International Swaps and Derivatives Association ("ISDA") agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of September 28, 2012, the Company had not posted any collateral to support its derivatives in a liability position.

11. Debt

        Total outstanding debt of the Company consisted of the following:

	As of
	September 28, 2012	December 31, 2011
	(Dollars in millions)
Short-term debt	$63	$65

Long-term debt:
Senior notes, due 2014	$527	$550
Senior notes, due 2017	667	693
Exchangeable senior notes, due 2015	148	143
Revolving credit facility	—	—
Capitalized leases	15	21
Other borrowings	44	60

Total long-term debt	1,401	1,467
Less current portion	38	39

Long-term debt, net of current portion	$1,363	$1,428

Senior Notes

        8.875% Senior Notes.    In November 2009, the Company issued $250 million in aggregate principal amount of 8.875% senior unsecured notes due 2017 (the "8.875% Senior Notes") in a private placement. Interest is payable semi-annually on June 1 and December 1 of each year.

        2007 Senior Notes.    In March 2007, the Company issued 7% senior unsecured notes and 6 3/8% senior unsecured notes, each due 2014, in principal amounts of $500 million and €275 million, respectively, and 7 1/4% senior unsecured notes due 2017 in the principal amount of $600 million (collectively, the "2007 Senior Notes") in a private placement. Interest is payable semi-annually on March 15 and September 15 of each year.

        Senior Note Repurchases.    During the nine months ended September 28, 2012, the Company repurchased portions of its senior notes totaling approximately $48 million in principal amount and recorded a loss on retirement of debt of $5 million. During the three and nine months ended September 30, 2011, the Company repurchased portions of its senior notes totaling approximately $97 million and $252 million, respectively, in principal amount and recorded a loss on retirement of

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Debt (Continued)

debt of $9 million and $23 million, respectively. The loss in all periods included the write-off of a portion of debt issuance costs, discounts and premiums. The repurchased notes were retired upon settlement.

Exchangeable Senior Notes

        In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015 (the "Exchangeable Senior Notes") in a private placement. Prior to September 1, 2015, the notes are exchangeable only upon specified events or conditions being met and, thereafter, at any time. One condition, the sales price condition (described below), was met as of September 28, 2012, and as such, the notes are exchangeable in the fourth quarter of 2012. They will remain exchangeable in subsequent quarters if the sale price condition continues to be met, which occurs if the last reported sale price of the Company's common stock for at least 20 of the last 30 trading days of the immediately preceding quarter is greater than 130% of the applicable exchange price. The initial exchange rate is 33.8392 shares of the Company's common stock per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.55 per share of common stock), subject to adjustment. Upon exchange, the Company's exchange obligation may be settled, at its option, in shares of its stock, cash or a combination of cash and shares of its stock. The Exchangeable Senior Notes are senior unsecured obligations of the Company. Interest is payable on June 1 and December 1 of each year. The Exchangeable Senior Notes will mature on December 1, 2015, unless earlier exchanged, repurchased by the Company at the holder's option upon a fundamental change, or redeemed by the Company after December 6, 2013, at the Company's option if certain conditions are met.

        The Exchangeable Senior Notes were recorded with a debt discount which decreased debt and increased paid-in-capital in order to separate the liability and embedded equity components. The debt component will accrete up to the principal amount to effectively yield 9.0% over the term of the debt. The debt discount as of September 28, 2012 and December 31, 2011 was $26 million and $31 million, respectively. The total interest expense recognized for the three and nine months ended September 28, 2012 was approximately $4 million and $10 million, respectively, including $2 million and $5 million in each respective period relating to the stated coupon rate. The total expense recognized for the three and nine months ended September 30, 2011 was approximately $4 million and $13 million, respectively, including $2 million and $6 million in each respective period relating to the stated coupon rate.

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

Senior Secured Revolving Credit Facility

        On September 28, 2012, the Company entered into its Eighth Amended and Restated Credit Agreement (the "Eighth Credit Agreement") with the lenders party thereto. The Eighth Credit Agreement provides for senior secured credit facilities consisting of (i) a revolving credit facility in the

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Debt (Continued)

amount of $1.4 billion which matures in September 2017, subject to certain conditions described below (the "Revolving Credit Facility"), and (ii) additional availability which may be used in the future for one or more term loans or additional revolving facilities (together with the Revolving Credit Facility, the "Facilities"). All of the Facilities are undrawn. The Eighth Credit Agreement also amends certain other provisions of the prior credit agreement, the Seventh Amended and Restated Credit Agreement, dated as of December 21, 2009 (the "Prior Agreement"), including replacing the Revolving Credit Facility's leverage-based pricing grid with a ratings-based grid, reducing the interest rate on amounts drawn under the Revolving Credit Facility and the fees charged on undrawn availability, as well as amending certain other covenants which are now more favorable to the Company. Further, if the Company's leverage ratio as defined in the Eighth Credit Agreement is greater than 1.5 to 1.0, the agreement restricts the purchase or redemption of the Company's common stock, and the payment of cash dividends thereon, pursuant to a formula based on the Company's consolidated net income. In conjunction with the Eighth Credit Agreement, the Company paid fees and expenses totaling approximately $9 million relating to the transaction. For the three and nine months ended September 28, 2012, the Company recorded a loss on retirement of debt of $1 million related to the write-off of a portion of debt issuance costs associated with the Prior Agreement.

        The Revolving Credit Facility will mature on September 28, 2017; provided that if, as of (a) the last fiscal day of October 2016, with respect to the Company's 7 1/4% senior unsecured notes due 2017, or (b) the last fiscal day of July 2017, with respect to the Company's 8.875% Senior Notes due 2017 (each such series of notes, "Inside Maturity Notes"), an aggregate amount of the applicable Inside Maturity Notes in excess of $100 million remains outstanding and the amount of available liquidity does not exceed the aggregate amount of cash necessary to redeem such Inside Maturity Notes by at least $500 million, then the maturity date of the Revolving Credit Facility will be 20 business days after either such date.

        During 2011, the Company made an offer to certain lenders under the Prior Agreement whose commitments were scheduled to mature on May 9, 2012 to extend the maturity date of their commitments to November 30, 2014. Effective May 2, 2011, the Company terminated the commitments of those lenders who did not accept the offer. In conjunction with the termination, during the three months ended July 1, 2011, the Company recorded a loss on retirement of debt of $3 million related to the write-off of a portion of the debt issuance costs.

        The commitment fee and the applicable margin for borrowing on the Revolving Credit Facility are subject to a ratings-based grid. The applicable margin in effect as of September 28, 2012 was 0.75% with respect to base rate borrowings and 1.75% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.30%.

        The Revolving Credit Facility is secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive Inc. ("TAI"), a wholly owned subsidiary of TRW Automotive Holdings Corp., and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of TAI and substantially all of its domestic subsidiaries and 65% of the stock of foreign subsidiaries owned directly by domestic entities. In addition, foreign borrowings under the Revolving Credit Facility are secured by assets of the foreign borrowers.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Debt (Continued)

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

12. Restructuring Charges and Asset Impairments

        Restructuring charges and asset impairments include the following:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(Dollars in millions)
Severance and other charges	$1	$(1)	$5	$(1)
Asset impairments related to restructuring activities	2	—	2	—

Total restructuring charges	3	(1)	7	(1)
Other asset impairments	—	1	—	1

Total restructuring charges and asset impairments	$3	$—	$7	$—

        For the three months ended September 28, 2012, the Chassis Systems segment recorded $2 million of asset impairments related to restructuring activities, and the Automotive Components segment incurred $1 million of severance and other charges. For the nine months ended September 28, 2012, the Automotive Components segment incurred $3 million of severance and other charges, and the Chassis Systems segment incurred $2 million of severance and other charges and $2 million of asset impairments related to restructuring activities.

        For the three and nine months ended September 30, 2011, the Occupant Safety Systems segment recorded $1 million of income from severance-related postemployment benefits due to a change in estimate of benefits to be provided, and in the same periods, the Chassis Systems segment recorded other asset impairments of $1 million related to the write-down of certain machinery and equipment to fair value based on estimated future cash flows.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. Restructuring Charges and Asset Impairments (Continued)

  Restructuring Reserves

        The following table illustrates the movement of the restructuring reserves for severance and other charges, including reserves related to severance-related postemployment benefits for both periods presented:

	Nine Months Ended
	September 28, 2012	September 30, 2011
	(Dollars in millions)
Beginning balance	$59	$80
Current period accruals, net of changes in estimates	4	(1)
Increase in accrual due to business acquisition	—	6
Used for purposes intended	(17)	(36)
Effects of foreign currency translation	—	5

Ending balance	$46	$54

        The Company completed an acquisition in the Chassis Systems segment during the first quarter of 2011 and assumed a restructuring liability of $6 million.

        Of the $46 million restructuring reserve as of September 28, 2012, approximately $9 million is expected to be paid in the remainder of 2012. The remaining balance is expected to be paid in 2013 to 2015 and is comprised primarily of involuntary employee termination arrangements in Europe.

13. Capital Stock

        The Company's authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the "Common Stock"), of which 122,161,324 shares were issued and outstanding as of September 28, 2012, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the Company's stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

        From time to time, capital stock is issued in conjunction with the exercise of stock options and SSARs and the vesting of RSUs issued as part of the Company's stock incentive plan (see Note 14).

        Share Repurchase Programs.    On February 16, 2012, the Company announced that its board of directors approved a share repurchase program that is intended to offset, on an ongoing basis, the dilution created by the Company's stock incentive plan in 2011 and subsequent years (the "Anti-Dilution Program"). In addition, on October 1, 2012, the Company announced a share repurchase program that had been approved by its board of directors during the third quarter of 2012 to acquire up to $1 billion of the Company's outstanding common stock that extends through December 31, 2014.

        During the six months ended June 29, 2012, the Company reached its 2012 board-authorized limit to repurchase 2.3 million shares of its common stock under the Anti-Dilution Program, therefore there were no purchases made during the three months ended September 28, 2012 although additional shares may be purchased in subsequent years. The shares were repurchased at an average price of $44.48, which totaled $102 million.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

14. Share-Based Compensation

  Equity Awards

        On February 23, 2012, the Company granted 1,282,518 SSARs to executive officers and certain employees of the Company pursuant to the TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (as amended, the "2003 Plan"). Each SSAR entitles the grantee to receive the appreciation in value of one underlying share of the Company's stock from the grant date fair market value of $45.11 to the fair market value on the exercise date, although the stock price at exercise is limited to a maximum value of $95.00.

        On February 23, 2012, the Company also granted 515,523 RSUs to executive officers, independent directors and certain employees of the Company pursuant to the 2003 Plan. Additionally, the Company granted 14,500 phantom stock units ("PSUs") to certain employees of the Company. Each PSU entitles the grantee to receive a cash payment upon vesting equal to the fair market value on the vesting date of one share of the Company's common stock.

        Effective in May 2012, the Company's shareholders approved the TRW Automotive Holdings Corp. 2012 Stock Incentive Plan (the "2012 Plan"). The 2012 Plan permits the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards to the employees, directors or consultants of the Company or its affiliates. As a result, no new stock-based awards will be granted under the 2003 Plan.

        As of September 28, 2012, the Company had 6,148,580 shares of Common Stock available for issuance under the 2012 Plan. In addition, 2,187,551 stock options, 2,491,163 SSARs, 878,436 nonvested RSUs and 14,500 nonvested PSUs were outstanding as of September 28, 2012. All of the SSARs and most of the stock options have an 8-year term and vest ratably over three years, whereas the remaining stock options have a 10-year term and vest ratably over five years. Substantially all of the RSUs and PSUs vest ratably over three years.

        Share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(Dollars in millions)
Stock options and SSARs	$1	$1	$4	$3
RSUs	4	3	12	8

Total share-based compensation expense	$5	$4	$16	$11

  Cash Awards

        For the three and nine months ended September 28, 2012, the Company recognized compensation expense associated with its cash-settled share-based compensation awards of approximately $1 million and $4 million, respectively. For the three and nine months ended September 30, 2011, the Company recognized compensation expense associated with its cash-settled share-based compensation and retention awards of approximately $4 million and $11 million, respectively. As of September 28, 2012, the liability and fair value of the cash awards were $1 million and $3 million, respectively. As of December 31, 2011, the liability and fair value of the cash awards were $40 million and $45 million, respectively.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

14. Share-Based Compensation (Continued)

        2011 and 2010 Awards.    In February 2011 and March 2010, the Company issued cash incentive awards for executive officers (the "2011 Awards" and "2010 Awards", respectively). Each award is divided into three tranches of equal value with a tranche vesting on each of the first, second and third anniversaries of the agreement date. During the nine months ended September 28, 2012, the first tranche of the 2011 Awards and the second tranche of the 2010 Awards vested and were fully paid. Subsequent to the payment of the first tranche, the target aggregate value of the awards granted in 2011 is approximately $1.9 million, but could range from a minimum value of zero to a maximum value of $2.4 million depending on movement of the Company's stock price during certain determination periods. Similarly, subsequent to payment of the first and second tranches, the remaining target aggregate value of the awards granted in 2010 is approximately $1 million, but could range from a minimum value of zero to a maximum value of $1.1 million depending on movement of the Company's stock price during certain determination periods.

        2009 Awards.    In February 2009, the Company issued cash incentive awards for executive officers, vice presidents and independent directors and retention awards for executive officers and vice presidents of the Company (the "2009 Awards"). For compensation expense purposes, the fair value of the share-based portion of the 2009 Awards was determined based on a lattice model (the Monte Carlo simulation) and was re-measured quarterly. During the first quarter of 2012, approximately $40 million was paid to fully satisfy the obligation for these awards.

15. Related Party Transactions

        Blackstone.    Pursuant to the Company's Transaction and Monitoring Fee Agreement (the "TMF Agreement") with an affiliate of The Blackstone Group L.P. ("Blackstone"), Blackstone had provided the Company certain monitoring, advisory and consulting services as more fully described in the agreement. The Company was paying an annual monitoring fee of $5 million for these services. In the first quarter of 2011, the TMF Agreement was terminated in return for the Company's commitment to pay Blackstone a total of approximately $10 million under a quarterly payment schedule commensurate with the payment schedule under the TMF Agreement. For the three months ended April 1, 2011, approximately $11 million of expense was included in the consolidated statements of earnings, which included the $10 million expense recognized upon termination as well as $1 million of expense that was recognized prior to the termination. No additional expense has been recognized subsequent to the first quarter of 2011 as a result of these arrangements.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Segment Information

        The following tables present certain financial information by segment:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(Dollars in millions)
Sales to external customers:
Chassis Systems	$2,520	$2,438	$7,794	$7,490
Occupant Safety Systems	770	827	2,504	2,741
Electronics	249	198	753	608
Automotive Components	426	452	1,361	1,419

Total sales to external customers	$3,965	$3,915	$12,412	$12,258

Intersegment sales:
Chassis Systems	$22	$31	$69	$76
Occupant Safety Systems	23	14	62	39
Electronics	136	128	417	366
Automotive Components	19	19	63	59

Total intersegment sales	$200	$192	$611	$540

Total segment sales:
Chassis Systems	$2,542	$2,469	$7,863	$7,566
Occupant Safety Systems	793	841	2,566	2,780
Electronics	385	326	1,170	974
Automotive Components	445	471	1,424	1,478

Total segment sales	$4,165	$4,107	$13,023	$12,798

Earnings before taxes:
Chassis Systems	$152	$152	$510	$614
Occupant Safety Systems	56	65	201	263
Electronics	46	21	151	85
Automotive Components	23	29	88	91

Segment earnings before taxes	277	267	950	1,053
Corporate expense and other	(19)	(27)	(20)	(65)
Financing costs	(26)	(26)	(82)	(90)
Loss on retirement of debt—net	(1)	(19)	(6)	(39)
Net earnings attributable to noncontrolling interest, net of tax	13	9	29	30

Earnings before income taxes	$244	$204	$871	$889

        See Note 12 for a summary of restructuring charges and asset impairments by segment.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. Contingencies

        Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, covering a wide range of matters that arise in the ordinary course of the Company's business activities with respect to commercial, patent, product liability, environmental and occupational safety and health law matters. In addition, the Company and its subsidiaries are conducting a number of environmental investigations and remedial actions at current and former locations of certain of the Company's subsidiaries. Along with other companies, certain subsidiaries of the Company have been named potentially responsible parties for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably with respect to the Company or the relevant subsidiary. A reserve estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of Company environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties.

        As of September 28, 2012, the Company had reserves for environmental matters of $70 million. Upward adjustments to this reserve since 2009 have been made to account for the Company's increased share of liability at multi-party sites resulting from the bankruptcies of certain other co-defendants, such as General Motors Corporation and Chrysler LLC, normal project life-cycle progression (from investigation to active remediation), and new projects arising from the closure and preparation for sale of older facilities. In addition, the Company has established a receivable from Northrop Grumman Corporation ("Northrop") for a portion of this environmental liability as a result of indemnification provided for in the master purchase agreement between Northrop and an affiliate of Blackstone under which Northrop has agreed to indemnify the Company for 50% of any environmental liabilities associated with the operation or ownership of the Company's automotive business existing at or prior to the acquisition, subject to certain exceptions. The Company believes any liability, in excess of amounts accrued in its financial statements, that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates, will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company's financial position, results of operations or cash expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company's financial statements or the possible effect of compliance with environmental requirements imposed in the future.

        The Company faces an inherent business risk of exposure to product liability, recall and warranty claims in the event that its products actually or allegedly fail to perform as expected or the use of its products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, the Company could experience material warranty, recall or product liability losses in the future. For further information, including quantification of the Company's product warranty liability, see the description of "Warranties" in Note 2.

        While certain of the Company's subsidiaries have been subject in recent years to asbestos-related claims, management believes that such claims will not have a material adverse effect on the Company's financial statements. In general, these claims seek damages for illnesses alleged to have resulted from exposure to asbestos used in certain components sold in the past by the Company's subsidiaries. Management believes that the majority of the claimants were vehicle mechanics. The vast majority of

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. Contingencies (Continued)

these claims name as defendants numerous manufacturers and suppliers of a variety of products allegedly containing asbestos. Management believes that, to the extent any of the products sold by the Company's subsidiaries and at issue in these cases contained asbestos, the asbestos was encapsulated. Based upon several years of experience with such claims, management believes that only a small proportion of the claimants has or will ever develop any asbestos-related illness.

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

        Management believes that the ultimate resolution of the foregoing matters will not have a material effect on the Company's financial statements as a whole.

  Antitrust Matters

        Antitrust authorities, including those in the United States and Europe, are investigating possible violations of competition (antitrust) laws by automotive parts suppliers (referred to herein as the "Antitrust Investigations"). In connection with those investigations, in June 2011, European antitrust authorities visited certain of the Company's Occupant Safety Systems business unit locations in Germany to gather information. The Company also received a subpoena related to the Antitrust Investigations in the United States from the U.S. Department of Justice ("DOJ"). With respect to the U.S. investigation, one of the Company's German subsidiaries entered into a plea agreement with the DOJ. Under the terms of the agreement, the subsidiary pled guilty to one count of conspiracy in restraint of trade involving sales of Occupant Safety Systems products, and paid a fine of $5.1 million. This agreement was approved by the court, thereby concluding the DOJ's current investigation of the Company. One employee located in Germany has been excluded from the non-prosecution provision of the agreement, but no determination has been made by the DOJ regarding this person.

        However, the Antitrust Investigation by the European Commission is ongoing. While the duration and outcome of the European Commission's investigation is uncertain, a determination that the Company has violated European competition (antitrust) laws could result in significant penalties which could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation. European competition law investigations often continue for several years and have resulted in the imposition of significant fines by the European Commission, in some cases, for violations at companies in other sectors. While the Company cannot estimate the ultimate financial impact resulting from the European investigation, it will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

        The Company's policy is to comply with all laws and regulations, including all antitrust and competition laws. The Company is cooperating fully with the competition authorities in the context of their ongoing investigations.

        The Company has been named as a defendant in purported class action lawsuits filed in the United States District Court for the Eastern District of Michigan on behalf of vehicle purchasers, lessors and dealers alleging that the Company and certain of its competitors conspired to fix and raise prices for Occupant Safety Systems products in the U.S. The Company intends to defend these cases vigorously. Management believes that the ultimate resolution of these cases will not have a material effect on the Company's financial statements as a whole.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission on February 16, 2012, and the other information included herein. References in this quarterly report on Form 10-Q (this "Report") to "we," "our," or the "Company" refer to TRW Automotive Holdings Corp., together with its subsidiaries.

EXECUTIVE OVERVIEW

Our Business

        We are among the world's largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers, or OEMs, and related aftermarkets. Our operations primarily encompass the design, manufacture and sale of active and passive safety related products, which often includes the integration of electronics components and systems. We operate our business along four segments: Chassis Systems, Occupant Safety Systems, Electronics and Automotive Components.

        We are primarily a "Tier 1" supplier, with over 84% of our end-customer sales in 2011 made to major OEMs. Of our 2011 sales, approximately 49% were in Europe, 32% were in North America, 14% were in Asia Pacific, and 5% were in the rest of the world.

Financial Results

        For the three months ended September 28, 2012:

  •
  Our net sales were $4 billion, an increase of $50 million compared to the prior year period. Increased demand for our active and passive safety products, growth in vehicle production in North America and Asia Pacific, and increased module sales globally were partially offset by the negative effects of foreign currency exchange and lower vehicle production volumes in Europe.

  •
  Operating income was $262 million compared to $240 million in the prior year period. The increase in operating income of $22 million resulted primarily from higher sales volume and lower legal fees, partially offset by planned cost increases to support future growth and the negative impact of foreign currency movements between the two periods.

  •
  Net earnings attributable to TRW were $163 million as compared to $158 million in the prior year period. This increase of $5 million was primarily the result of improved operating income and a decrease in losses recognized on the retirement of debt as compared with the prior year period, almost entirely offset by higher income tax expense (which was driven by a higher effective tax rate for the three months ended September 28, 2012 resulting primarily from the reversal of the valuation allowance on deferred income tax assets in the United States on December 31, 2011).

        For the nine months ended September 28, 2012:

  •
  Our net sales were $12.4 billion, an increase of $154 million compared to the prior year period. The growth in sales was driven primarily by higher demand for our active and passive safety products, increased vehicle production in North America and Asia Pacific, and increased module sales globally, partially offset by lower vehicle production volumes in Europe and the negative effects of foreign currency movements between the two periods.

  •
  Operating income was $930 million compared to $980 million in the prior year period. The decrease in operating income of $50 million resulted primarily from planned cost increases to support future growth, the negative impact of commodity inflation, the negative impact of foreign currency and to a lesser extent, the non-recurrence of a $19 million gain associated with a favorable resolution of a commercial matter in 2011, partially offset by the contribution from higher sales volumes.

  •
  Net earnings attributable to TRW were $589 million as compared to $732 million in the prior year period. This decrease of $143 million was primarily the result of higher income tax expense of $126 million (which was driven by a higher effective tax rate for the nine months ended September 28, 2012 resulting primarily from the reversal of the valuation allowance on deferred income tax assets in the United States on December 31, 2011) and the decline in operating income, partially offset by a decrease in losses recognized on the retirement of debt as compared with the prior year period.

Recent Trends and Conditions

        Our business and operating results are directly affected by the relative strength of the global automotive industry, which tends to be driven by macro-economic factors such as consumer confidence, volatile commodity and fuel prices and regulatory/governmental initiatives. The primary trends and market conditions impacting our business in 2012 include:

  General Economic Conditions:

          During the first nine months of 2012, automobile suppliers benefitted from increased production levels in North America resulting from healthy vehicle demand in the U.S. Throughout Europe, the economy continues to experience overall weakness and to be negatively influenced by the ongoing sovereign debt crisis and banking concerns in the euro zone. Further, deterioration of consumer demand has spread more broadly within the region, from countries such as Italy, Spain and France, to markets such as Germany. In China, the economy has responded positively to governmental easing policies, however, growth forecasts have been revised downward compared to earlier estimates.

          Globally, the economic sentiment remains cautious given the ongoing sovereign debt crisis in Europe, slowing growth in China, and the potential negative consequences in the U.S. of pending tax increases and government spending cuts. The global automotive industry remains fragile and susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles.

  Production Levels:

          Vehicle production levels in North America and Asia Pacific during the first nine months of 2012 continued on a positive trend, while declines in production in Europe continued.

          In 2011, approximately 49% of our sales originated in Europe. This region experienced lower production levels in the first nine months of 2012 compared to the first nine months of 2011, primarily as a result of decreased European consumer demand caused by continued weak consumer confidence related to the overall economic environment. We remain cautious for the remainder of 2012 and into 2013 as negative economic conditions and inventory destocking within the euro zone continue to place downward pressure on vehicle demand and production.

          In 2011, approximately 32% of our sales originated in North America. Production levels in this region were higher in the first nine months of 2012 compared to the first nine months of 2011, primarily due to improved consumer sentiment and the release of pent-up demand for vehicles. During the first nine months of 2012, production growth for the Detroit Three (defined as Chrysler Group LLC, Ford Motor Company and General Motors Company, combined) lagged behind the overall growth for the region while the Japanese OEMs significantly increased production as they recovered from the constraints caused by the earthquake and tsunami in Japan that occurred in 2011. For the remainder of 2012, we anticipate the Detroit Three growth rate will be consistent with the overall growth rate within North America. In general, our financial results are more closely correlated to the production by the Detroit Three given our higher sales content to them compared to Japanese manufacturers.

          In 2011, approximately 19% of our sales originated in regions outside of Europe and North America (primarily China, which comprised approximately 10% of total sales). In China, production levels were slightly higher during the first nine months of 2012 compared to the first nine months of 2011. While in the near term, Japanese OEM production disruptions are expected in China due to the current anti-Japanese sentiment, the impact on us is expected to be minimal due to our customer base. We expect growth in production levels for the remainder of 2012 in Asia Pacific, albeit at a reduced rate than originally anticipated.

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

  Supply Base:

          As production levels increase, particularly in North America, Tier 2 and Tier 3 suppliers face the challenges of managing through increased working capital and capital expenditure requirements, which is made even more difficult during this time of fluctuating prices for certain commodities. Given the increased production levels in North America, there are concerns about suppliers' ability to timely meet increased demand with existing capacity. In some cases, capacity constraints, limited availability of raw materials or components or financial instability of the Tier 2 and Tier 3 supply base pose a risk of supply disruption to us. We have experienced additional costs due to such factors and we may continue to incur such costs in the future.

          We have dedicated resources and systems to closely monitor the viability and performance of our supply base and are constantly evaluating opportunities to mitigate the risk and/or effects of any supplier disruption.

  Inflation and Pricing Pressure:

          Overall commodity volatility is an ongoing concern for our business and has been a considerable operational and financial focus for us. Our operating results for the first nine months of 2012 were negatively impacted by the higher cost of certain commodities essential to our business. As production levels rise, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. Although prices for certain raw materials and manufactured components that have traditionally been susceptible to inflation have declined, we continue to experience pricing pressures from other non-traditional materials (such as textiles, leather and chemicals). We will continue to monitor commodity costs and work with our suppliers and customers to manage changes in such costs. However, it is generally difficult to pass the full extent of increased prices for manufactured components and raw materials through to our customers in the form of price increases.

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

  Foreign Currencies:

          During the first nine months of 2012, we experienced a negative impact from foreign currency effects on our reported earnings in U.S. dollars compared to the first nine months of 2011, primarily resulting from the translation of results denominated in other currencies, such as the euro.

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

Strategic Initiatives

        In general, our long-term objectives are geared toward profitably growing our business, expanding our newer, innovative technologies, winning new contracts, generating cash, strengthening our market position and enhancing long-term shareholder value. On an ongoing basis, we evaluate our competitive position in the global automotive supply industry and determine what actions may be required to maintain and improve that position.

        As production levels rise in strategic growth markets such as China where moderate growth continues, we continue to focus on investing appropriate levels of capital to support anticipated growth and expansion. These investments are critical as they position us to benefit from expected long-term growth opportunities.

        We believe that a continued focus on research, development and engineering activities is also critical to maintaining our leadership position in the industry and meeting our long-term objectives. As a result, despite indications of an economic slowdown, we continue our commitment to invest in facilities and infrastructure in order to support new business awards and achieve our long-term growth plans, as is evidenced by recent increases in capital expenditures and our expectation of continued increases for the remainder of 2012 and throughout 2013.

        For the remainder of 2012, we will continue to focus on our growth strategies, cash generation and capital structure improvement, while managing through the near-term industry challenges, such as the general economic slowdown.

        Although we believe that we have established a firm foundation for continued profitability, we continually evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions and the production plans of our customers. Due to prolonged uncertainties in Europe, we continue to assess our cost base in the region and intend to significantly increase our restructuring efforts during the fourth quarter of 2012, including plant rationalizations, targeted workforce reductions and adjustments to certain of our fixed costs, to align our operations with the existing environment in that region.

Antitrust Investigations

        In connection with the Antitrust Investigation in the United States, one of the Company's German subsidiaries entered into a plea agreement with the U.S. Department of Justice ("DOJ") involving sales of Occupant Safety Systems products. This agreement was approved by the court, thereby concluding the DOJ's current investigation of the Company. However, the Antitrust Investigation by the European Commission is ongoing and its duration and outcome remains uncertain. While we cannot estimate the ultimate financial impact of the European investigation, we will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

Our Debt and Capital Structure

        During the first nine months of 2012, we continued to focus on improving the strength and flexibility of our capital structure, resulting in debt outstanding of $1.5 billion and a cash balance of $973 million as of September 28, 2012. On September 28, 2012, we entered into the Eighth Amended and Restated Credit Agreement (the "Eighth Credit Agreement") with the lenders party thereto. The Eighth Credit Agreement provides for senior secured credit facilities consisting of (i) a revolving credit facility in the amount of $1.4 billion which matures in September 2017, subject to certain conditions (the "Revolving Credit Facility"), and (ii) additional availability which may be used in the future for one or more term loans or additional revolving facilities. The Eighth Credit Agreement amends certain other provisions of the prior credit agreement, including replacing the Revolving Credit Facility's leverage-based pricing grid with a ratings-based grid, reducing the interest rate on amounts drawn under the Revolving Credit Facility and the fees charged on undrawn availability, as well as amending certain other covenants which are now more favorable to us.

        We continue to reduce our debt by repurchasing $48 million in principal amount of our senior unsecured notes in the first quarter of 2012 with cash on hand. As market conditions warrant, we and our major equity holders, including The Blackstone Group L.P. and its affiliates, may from time to time repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or otherwise.

        On October 1, 2012, we announced that our board of directors approved a share repurchase program to acquire up to $1 billion of our outstanding stock that extends through December 31, 2014. The repurchase program is expected to commence in the fourth quarter of 2012 and is expected to be completed over two years. The program is anticipated to be funded through cash from operations and available liquidity facilities. This program is in addition to the share repurchase program announced February 16, 2012 that is intended to offset, on an ongoing basis, the dilution created by our stock incentive plan in 2011 and subsequent years. Under that program, during the first half of 2012, we reached the 2012 board authorized limit to repurchase 2.3 million shares of our common stock using cash on hand totaling approximately $102 million. With respect to both programs, we are not obligated to repurchase any dollar amount or number of shares, and the specific timing and amount of repurchases under both programs will vary based on market and business conditions and other factors.

        See Part II, Item 2(c), "Issuer repurchases of equity securities," of this Report for further information regarding the share repurchase programs.

        See "LIQUIDITY AND CAPITAL RESOURCES" below and Note 11 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for further information.

RESULTS OF OPERATIONS

        The following unaudited consolidated statements of earnings compare the results of operations for the periods presented as follows:

Total Company Results of Operations

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	September 28, 2012	September 30, 2011	Variance
	(Dollars in millions)
Sales	$3,965	$3,915	$50
Cost of sales	3,551	3,534	17

Gross profit	414	381	33
Administrative and selling expenses	148	151	(3)
Amortization of intangible assets	3	4	(1)
Restructuring charges and asset impairments	3	—	3
Other (income) expense—net	(2)	(14)	12

Operating income	262	240	22
Interest expense—net	26	26	—
Loss on retirement of debt—net	1	19	(18)
Equity in earnings of affiliates, net of tax	(9)	(9)	—

Earnings before income taxes	244	204	40
Income tax expense	68	37	31

Net earnings	176	167	9
Less: Net earnings attributable to noncontrolling interest, net of tax	13	9	4

Net earnings attributable to TRW	$163	$158	$5

Comparison of the Three Months Ended September 28, 2012 to the Three Months Ended September 30, 2011

        Sales increased by $50 million, or 1%, for the three months ended September 28, 2012 as compared to the three months ended September 30, 2011. The increase in sales was driven by higher production volume primarily in North America and Asia Pacific (net of lower volume in Europe) and increased global module sales, together totaling $333 million, partially offset by the unfavorable impact of foreign currency exchange of $253 million and lower sales of $30 million related to businesses divested in the third quarter of 2012 and the fourth quarter of 2011.

        Changes in both vehicle production levels and our sales, by major geographic region in which we have our most significant sales, as compared to the prior year quarter are presented below:

	Variance
	Vehicle Production(a)	TRW Sales
North America	14%	18%
Europe	(6)%	(14)%
China and Brazil	7%	16%

(a)
Source: Primarily IHS Automotive light vehicle production forecast.

        The increase in sales in North America for the three months ended September 28, 2012 was greater than the vehicle production increase in this region, primarily due to increased demand for our safety products. In Europe, in addition to lower vehicle production levels, sales were negatively impacted by foreign currency exchange. Excluding the impact of foreign currency exchange, sales decreased 4% in Europe, which was less than the decline in production. In China, the increase in our sales was higher than the industry production increase due to a favorable concentration of customers and increased demand for our safety products. In Brazil, foreign exchange adjusted TRW sales increased 2% as compared to an industry production increase of 5%. This increase in sales was less than the vehicle production increase for this region primarily due to an unfavorable customer and product mix during the quarter.

        Cost of sales increased by $17 million, for the three months ended September 28, 2012 as compared to the three months ended September 30, 2011. The increase was driven primarily by additional costs associated with increased volume which totaled $298 million, partially offset by the favorable impact of foreign currency exchange of $231 million and the positive impact of various cost reductions of $50 million. These items resulted in the following variances to the major components within our cost of sales:

(Dollars in millions)
Cost of sales, three months ended September 30, 2011	$3,534
Material	71
Labor and other	(43)
Depreciation and amortization	(11)

Cost of sales, three months ended September 28, 2012	$3,551

        Gross profit, as a percentage of sales, for the three months ended September 28, 2012 was 10.4% compared to 9.7% for the three months ended September 30, 2011. This margin improvement was primarily driven by additional cost reductions, partially offset by costs to support future growth (such as increased engineering costs), higher warranty expense, a higher proportion of lower margin business, and the unfavorable impact of foreign currency exchange.

        Gross profit increased by $33 million for the three months ended September 28, 2012 as compared to the three months ended September 30, 2011. This increase was primarily driven by the favorable impact of higher volume (net of the proportion of lower margin business) of $57 million, partially offset by the unfavorable impact of foreign currency exchange of $22 million and increased warranty expense, engineering, and other costs (net of cost reductions) of $2 million.

        Administrative and selling expenses, as a percentage of sales, were 3.7% for the three months ended September 28, 2012 as compared to 3.9% for the three months ended September 30, 2011. The decrease of $3 million was primarily driven by lower legal fees for antitrust matters of $11 million as well as the favorable impact of foreign currency exchange of $9 million, partially offset by non-commodity inflation and other costs of $10 million and increased salaries and wages (largely to support future growth) of $7 million.

        Restructuring charges and asset impairments were $3 million for the three months ended September 28, 2012, primarily related to asset impairments and severance and other charges.

        Other income—net decreased by $12 million for the three months ended September 28, 2012 as compared to the three months ended September 30, 2011. This decrease was primarily due to the unfavorable impact of foreign currency transaction and hedging of $9 million and lower royalty and grant income of $6 million.

        Interest expense—net was $26 million for both the three months ended September 28, 2012 and September 30, 2011. The decrease in underlying interest expense resulting from lower overall average debt levels was offset by reduced interest income.

        Loss on retirement of debt—net was $1 million for the three months ended September 28, 2012 as compared to $19 million for the three months ended September 30, 2011. During the three months ended September 28, 2012, we entered into the Eighth Credit Agreement and recorded a loss on retirement of debt of $1 million related to the write-off of a portion of debt issuance costs associated with the prior credit agreement. During the three months ended September 30, 2011, we repurchased portions of our senior notes and senior exchangeable notes totaling approximately $97 million and $66 million, respectively, in principal amount and recorded a loss on retirement of debt of $9 million and $10 million, respectively. The losses included the write-off of a portion of debt issuance costs, discounts and premiums.

        Income tax expense for the three months ended September 28, 2012 was $68 million on pre-tax earnings of $244 million as compared to an income tax expense of $37 million on pre-tax earnings of $204 million for the three months ended September 30, 2011. Income tax expense for the three months ended September 28, 2012 includes a tax benefit of $9 million relating to the enactment of tax legislation and reduction in corporate income tax rates in the United Kingdom. Income tax expense for the three months ended September 30, 2011 is net of tax benefits of $5 million resulting from the reversal of valuation allowances on net deferred tax assets of certain foreign subsidiaries. For the period ended September 28, 2012, the income tax rate varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits. The income tax rate for the period ended September 30, 2011 varies from the United States statutory income tax rate primarily due to earnings in the United States that did not result in the recognition of a corresponding income tax expense as a result of our valuation allowance position, as well as favorable foreign tax rates, holidays, and credits.

 Consolidated Statements of Earnings
(Unaudited)

	Nine Months Ended
	September 28, 2012	September 30, 2011	Variance
	(Dollars in millions)
Sales	$12,412	$12,258	$154
Cost of sales	11,048	10,849	199

Gross profit	1,364	1,409	(45)
Administrative and selling expenses	437	454	(17)
Amortization of intangible assets	9	12	(3)
Restructuring charges and asset impairments	7	—	7
Other (income) expense—net	(19)	(37)	18

Operating income	930	980	(50)
Interest expense—net	82	90	(8)
Loss on retirement of debt—net	6	39	(33)
Gain on business acquisition	—	(9)	9
Equity in earnings of affiliates, net of tax	(29)	(29)	—

Earnings before income taxes	871	889	(18)
Income tax expense	253	127	126

Net earnings	618	762	(144)
Less: Net earnings attributable to noncontrolling interest, net of tax	29	30	(1)

Net earnings attributable to TRW	$589	$732	$(143)

Comparison of the Nine Months Ended September 28, 2012 to the Nine Months Ended September 30, 2011

        Sales increased by $154 million, or 1%, for the nine months ended September 28, 2012 as compared to the nine months ended September 30, 2011. The increase in sales was driven by higher production volume primarily in North America and Asia Pacific (net of lower volume in Europe) and increased global module sales, together totaling $888 million, partially offset by the unfavorable impact of foreign currency exchange of $653 million and lower sales of $81 million related to businesses divested in the third quarter of 2012 and the fourth quarter of 2011.

        Changes in both vehicle production levels and our sales, by major geographic region in which we have our most significant sales, as compared to the prior year period are presented below:

	Variance
	Vehicle Production(a)	TRW Sales
North America	20%	18%
Europe	(4)%	(13)%
China and Brazil	6%	18%

(a)
Source: Primarily IHS Automotive light vehicle production forecast.

        The increase in sales in North America for the nine months ended September 28, 2012 was slightly lower than the vehicle production increase in this region. However, the increase in our sales was higher than the production increase of 8% for our primary customers, the Detroit Three, due to increased demand for our safety products. In Europe, in addition to lower vehicle production levels, sales were negatively impacted by foreign currency exchange. Excluding the impact of foreign currency exchange, sales decreased 5% in Europe, which was only slightly more than the decline in production. In China, the increase in our sales was higher than the industry production increase due to a favorable concentration of customers and increased demand for our safety products. In Brazil, foreign currency exchange adjusted TRW sales fell 5% as compared to an industry production decrease of 3%, largely due to unfavorable customer and product mix.

        Cost of sales increased by $199 million, or 2%, for the nine months ended September 28, 2012 as compared to the nine months ended September 30, 2011. The increase was driven primarily by additional costs associated with increased volume and commodity inflation, net of cost reductions, together which totaled $793 million, partially offset by the favorable impact of foreign currency exchange of $594 million. These items resulted in the following variances to the major components within our cost of sales:

(Dollars in millions)
Cost of sales, nine months ended September 30, 2011	$10,849
Material	330
Labor and other	(101)
Depreciation and amortization	(30)

Cost of sales, nine months ended September 28, 2012	$11,048

        Gross profit, as a percentage of sales, for the nine months ended September 28, 2012 was 11.0% compared to 11.5% for the nine months ended September 30, 2011. This margin contraction was primarily driven by the increased costs to support growth plans (such as increased engineering costs), commodity inflation, a higher proportion of lower margin business, and to a lesser degree, the unfavorable impact of foreign currency exchange and incremental costs associated with supply constraints, primarily in North America, in response to a surge in production that began in early 2012.

        Gross profit decreased by $45 million for the nine months ended September 28, 2012 as compared to the nine months ended September 30, 2011. This decrease was primarily driven by increased commodity inflation, engineering, and other costs (net of cost reductions) of $64 million, the unfavorable impact of foreign currency exchange of $59 million, the non-recurrence of a prior year favorable resolution of a commercial matter of $19 million and increased warranty expense of $8 million. Partially offsetting these unfavorable items was the favorable impact of higher volume (net of the proportion of lower margin business) of $89 million and a variance of $16 million resulting from a favorable change in actuarially established recall loss projections due to improved historical claims data.

        Administrative and selling expenses, as a percentage of sales, were 3.5% for the nine months ended September 28, 2012 as compared to 3.7% for the nine months ended September 30, 2011. The decrease of $17 million was primarily driven by the favorable impact of foreign currency exchange of $21 million, the non-recurrence of a prior year $10 million expense related to the termination of the transaction and monitoring agreement with an affiliate of The Blackstone Group L.P., and lower legal fees related to antitrust matters of $8 million. Partially offsetting these favorable items were increased wages and benefits of $15 million (largely to support future growth), as well as non-commodity inflation and other costs of $7 million.

        Restructuring charges and asset impairments were $7 million for the nine months ended September 28, 2012, primarily related to severance and other charges.

        Other income—net decreased by $18 million for the nine months ended September 28, 2012 as compared to the nine months ended September 30, 2011. This decrease was primarily due to lower royalty and grant income of $9 million, the non-recurrence of the $6 million reversal of litigation charges related to the favorable resolution of certain legacy pension matters, a fine of $5 million recorded for antitrust matters, and lower gains on sales of assets and divestitures of $5 million. These decreases were partially offset by an improvement in the provision for bad debts of $7 million.

        Interest expense—net decreased by $8 million for the nine months ended September 28, 2012 as compared to the nine months ended September 30, 2011, primarily as the result of lower overall average debt levels, partially offset by reduced interest income.

        Loss on retirement of debt—net was $6 million for the nine months ended September 28, 2012 as compared to $39 million for the nine months ended September 30, 2011. During the nine months ended September 28, 2012, we repurchased portions of our senior unsecured notes totaling $48 million in principal amount and recorded a loss on retirement of debt of $5 million. In addition, we entered into the Eighth Credit Agreement and recorded a loss on retirement of debt of $1 million related to the write-off of a portion of debt issuance costs associated with the prior credit agreement. During the nine months ended September 30, 2011, we repurchased portions of our senior notes and senior exchangeable notes totaling approximately $252 million and $85 million, respectively, in principal amount and recorded a loss on retirement of debt of $23 million and $13 million, respectively. The loss in both periods relating to the notes included the write-off of a portion of debt issuance costs, discounts and premiums. Also during the nine months ended September 30, 2011, in conjunction with the termination of the 2012 commitments under the prior credit agreement, we recorded a loss on retirement of debt of $3 million related to the write-off of a portion of debt issuance costs.

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

        Income tax expense for the nine months ended September 28, 2012 was $253 million on pre-tax earnings of $871 million as compared to an income tax expense of $127 million on pre-tax earnings of $889 million for the nine months ended September 30, 2011. Income tax expense for the nine months ended September 28, 2012 includes a tax benefit of $9 million relating to the enactment of tax legislation and reduction in corporate income tax rates in the United Kingdom. Income tax expense for the nine months ended September 30, 2011 is net of tax benefits of $20 million relating to favorable resolutions of various tax matters in foreign jurisdictions and tax benefits of $9 million resulting from the reversal of valuation allowances on net deferred tax assets of certain foreign subsidiaries. For the period ended September 28, 2012, the income tax rate varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits. The income tax rate for the period ended September 30, 2011 varies from the United States statutory income tax rate primarily due to earnings in the United States that did not result in the recognition of a corresponding income tax expense as a result of our valuation allowance position, as well as favorable foreign tax rates, holidays, and credits.

Segment Results of Operations

  Sales, Including Intersegment Sales

	Three Months Ended			Nine Months Ended
	September 28, 2012	September 30, 2011	Variance	September 28, 2012	September 30, 2011	Variance
	(Dollars in millions)
Chassis Systems	$2,542	$2,469	$73	$7,863	$7,566	$297
Occupant Safety Systems	793	841	(48)	2,566	2,780	(214)
Electronics	385	326	59	1,170	974	196
Automotive Components	445	471	(26)	1,424	1,478	(54)
Intersegment eliminations	(200)	(192)	(8)	(611)	(540)	(71)

Total sales	$3,965	$3,915	$50	$12,412	$12,258	$154

  Cost of Sales

	Three Months Ended			Nine Months Ended
	September 28, 2012	September 30, 2011	Variance	September 28, 2012	September 30, 2011	Variance
	(Dollars in millions)
Chassis Systems	$2,313	$2,250	$63	$7,137	$6,765	$372
Occupant Safety Systems	723	767	(44)	2,324	2,477	(153)
Electronics	335	302	33	1,009	881	128
Automotive Components	405	427	(22)	1,281	1,329	(48)
Intersegment eliminations	(200)	(192)	(8)	(611)	(540)	(71)

Segment cost of sales	$3,576	$3,554	$22	$11,140	$10,912	$228

  Earnings Before Taxes

	Three Months Ended			Nine Months Ended
	September 28, 2012	September 30, 2011	Variance	September 28, 2012	September 30, 2011	Variance
	(Dollars in millions)
Chassis Systems	$152	$152	$—	$510	$614	$(104)
Occupant Safety Systems	56	65	(9)	201	263	(62)
Electronics	46	21	25	151	85	66
Automotive Components	23	29	(6)	88	91	(3)

Segment earnings before taxes	277	267	10	950	1,053	(103)
Corporate expense and other	(19)	(27)	8	(20)	(65)	45
Financing costs	(26)	(26)	—	(82)	(90)	8
Loss on retirement of debt—net	(1)	(19)	18	(6)	(39)	33
Net earnings attributable to noncontrolling interest, net of tax	13	9	4	29	30	(1)

Earnings before income taxes	$244	$204	$40	$871	$889	$(18)

        Certain income and costs not associated with the current operations of our segments are recorded within Corporate. For example, in cost of sales, we recognize income related to our closed pension plan in the U.K. within Corporate. This plan included hourly employees, substantially all of whom are no longer actively employed by the Company.

        For the nine months ended September 28, 2012, Corporate-related costs included a $16 million favorable change in actuarially established recall loss projections due to improved historical claims data. For the nine months ended September 30, 2011, Corporate-related costs included $13 million of legal and other expenses related to the antitrust investigations and $10 million of expense related to the termination of the transaction and monitoring fee agreement with an affiliate of The Blackstone Group L.P.

Chassis Systems

Comparison of the three months ended September 28, 2012 and September 30, 2011:

        Sales, including intersegment sales, increased by $73 million, or 3%, for the three months ended September 28, 2012 as compared to the three months ended September 30, 2011. This increase was driven primarily by higher production volume and increased global module sales, together totaling $265 million, partially offset by the unfavorable impact of foreign currency exchange of $162 million and lower sales of $30 million related to businesses divested in the third quarter of 2012 and the fourth quarter of 2011.

        Cost of sales increased by $63 million, or 3%, for the three months ended September 28, 2012 as compared to the three months ended September 30, 2011, primarily consisting of higher material costs of $84 million, partially offset by lower labor and other costs of $14 million and lower depreciation expense of $7 million. These increases were primarily driven by additional costs associated with higher volume, commodity inflation and other costs, together which totaled $212 million, partially offset by the favorable impact of foreign currency exchange of $149 million.

        Earnings before taxes, as a percentage of sales, was 6.0% for the three months ended September 28, 2012 compared to 6.2% for the three months ended September 30, 2011. This contraction was primarily driven by a higher proportion of lower margin business, commodity inflation, and increased costs to support growth plans (such as increased engineering costs).

        Earnings before taxes remained unchanged for the three months ended September 28, 2012 as compared to the three months ended September 30, 2011. The underlying increase due to the favorable profit impact of higher sales of $44 million was offset by the unfavorable impact of foreign currency exchange of $17 million, increased warranty expense of $14 million, the impact of a higher proportion of lower margin business of $12 million, and increased commodity inflation, engineering, and other costs (net of cost reductions) of $1 million.

Comparison of the nine months ended September 28, 2012 and September 30, 2011:

        Sales, including intersegment sales, increased by $297 million, or 4%, for the nine months ended September 28, 2012 as compared to the nine months ended September 30, 2011. This increase was driven primarily by higher production volume and increased global module sales, together totaling $769 million, partially offset by the unfavorable impact of foreign currency exchange of $391 million and lower sales of $81 million related to businesses divested in the third quarter of 2012 and the fourth quarter of 2011.

        Cost of sales increased by $372 million, or 5%, for the nine months ended September 28, 2012 as compared to the nine months ended September 30, 2011, primarily consisting of higher material costs of $380 million as well as higher labor and other costs of $7 million, partially offset by lower depreciation expense of $15 million. These increases were primarily driven by additional costs associated with higher volume, commodity inflation and other costs, together which totaled $723 million, partially offset by the favorable impact of foreign currency exchange of $351 million.

        Earnings before taxes, as a percentage of sales, was 6.5% for the nine months ended September 28, 2012 compared to 8.1% for the nine months ended September 30, 2011. This contraction was primarily driven by a higher proportion of lower margin business, commodity inflation, increased costs to support growth plans (such as increased engineering costs), and to a lesser degree, incremental costs associated with supply constraints, primarily in North America, in response to a surge in production that began in early 2012.

        Earnings before taxes decreased by $104 million for the nine months ended September 28, 2012, compared to the nine months ended September 30, 2011. This decrease was driven primarily by increased commodity inflation, engineering, and other costs (net of cost reductions) of $71 million, the impact of a higher proportion of lower margin business of $55 million, the unfavorable impact of foreign currency exchange of $36 million, the non-recurrence of a prior year favorable resolution of a commercial matter of $19 million, higher warranty expense of $12 million and the non-recurrence of the favorable impact of a gain on business acquisition of $9 million. Partially offsetting these unfavorable items was the favorable profit impact of higher sales of $98 million.

Occupant Safety Systems

Comparison of the three months ended September 28, 2012 and September 30, 2011:

        Sales, including intersegment sales, decreased by $48 million, or 6%, for the three months ended September 28, 2012 as compared to the three months ended September 30, 2011. Sales were negatively affected by the unfavorable impact of foreign currency exchange of $64 million as well as the timing of $20 million of price reductions provided to customers. Partially offsetting these unfavorable items was an increase in volume of $36 million, which reflects the increase in demand for our passive safety products, partially offset by lower production volumes.

        Cost of sales decreased by $44 million, or 6%, for the three months ended September 28, 2012 as compared to the three months ended September 30, 2011, primarily consisting of lower material costs of $22 million and lower labor and other costs of $22 million. These decreases were primarily driven by the favorable impact of foreign currency exchange of $60 million and cost reductions (net of non-commodity inflation and other costs) of $14 million, partially offset by an increase in costs associated with higher volume of $30 million.

        Earnings before taxes, as a percentage of sales, was 7.1% for the three months ended September 28, 2012 compared to 7.7% for the three months ended September 30, 2011. This contraction was primarily driven by price reductions provided to customers, the unfavorable impact of foreign currency exchange, and, to a lesser extent, the impact of a higher proportion of lower margin business.

        Earnings before taxes decreased by $9 million for the three months ended September 28, 2012 as compared to the three months ended September 30, 2011. This decrease was driven primarily by the unfavorable impact of foreign currency exchange of $7 million, non-commodity inflation and price reductions provided to customers (net of cost reductions) of $6 million, a higher proportion of lower margin business of $2 million and increased commodity inflation of $3 million. Partially offsetting these unfavorable items was the favorable profit impact of higher sales of $9 million.

Comparison of the nine months ended September 28, 2012 and September 30, 2011:

        Sales, including intersegment sales, decreased by $214 million, or 8%, for the nine months ended September 28, 2012 as compared to the nine months ended September 30, 2011. Sales were negatively affected by the unfavorable impact of foreign currency exchange of $184 million as well as the timing of $70 million of price reductions provided to customers. Partially offsetting these unfavorable items was an increase in volume of $40 million, which reflects the increase in demand for our passive safety products, partially offset by lower production volumes.

        Cost of sales decreased by $153 million, or 6%, for the nine months ended September 28, 2012 as compared to the nine months ended September 30, 2011, primarily consisting of lower labor and other costs of $77 million and lower material costs of $76 million. These decreases were primarily driven by the favorable impact of foreign currency exchange of $166 million, partially offset by an increase in costs associated with higher volume, non-commodity inflation and other costs, together which totaled $13 million.

        Earnings before taxes, as a percentage of sales, was 7.8% for the nine months ended September 28, 2012 compared to 9.5% for the nine months ended September 30, 2011. This contraction was primarily driven by price reductions provided to customers, the unfavorable impact of foreign currency exchange and the impact of a higher proportion of lower margin business.

        Earnings before taxes decreased by $62 million for the nine months ended September 28, 2012 as compared to the nine months ended September 30, 2011. This decrease was driven primarily by a higher proportion of lower margin business of $30 million, increased commodity inflation of $18 million, the unfavorable impact of foreign currency exchange of $12 million, and a fine of $5 million recorded for antitrust matters, partially offset by cost reductions (net of price reductions provided to customers) of $3 million.

Electronics

Comparison of the three months ended September 28, 2012 and September 30, 2011:

        Sales, including intersegment sales, increased by $59 million, or 18%, for the three months ended September 28, 2012 as compared to the three months ended September 30, 2011. This increase was primarily driven by higher volume of $67 million, partially offset by the unfavorable impact of foreign currency exchange of $8 million.

        Cost of sales increased by $33 million, or 11%, for the three months ended September 28, 2012 as compared to the three months ended September 30, 2011, primarily consisting of higher material costs of $28 million and higher labor and other costs of $5 million. These increases were primarily driven by additional costs associated with higher volume, commodity inflation and other costs, together which totaled $41 million, partially offset by the favorable impact of foreign currency exchange of $8 million.

        Earnings before taxes, as a percentage of sales, was 11.9% for the three months ended September 28, 2012 compared to 6.4% for the three months ended September 30, 2011. This increase was primarily driven by the favorable profit impact of higher sales and cost reduction activities.

        Earnings before taxes increased by $25 million for the three months ended September 28, 2012 as compared to the three months ended September 30, 2011. This increase was driven primarily by the favorable profit impact of higher sales of $17 million, cost reductions (net of both commodity and non-commodity inflation) of $7 million, and the favorable impact of foreign currency exchange of $1 million.

Comparison of the nine months ended September 28, 2012 and September 30, 2011:

        Sales, including intersegment sales, increased by $196 million, or 20%, for the nine months ended September 28, 2012 as compared to the nine months ended September 30, 2011. This increase was primarily driven by higher volume of $214 million, partially offset by the unfavorable impact of foreign currency exchange of $18 million.

        Cost of sales increased by $128 million, or 15%, for the nine months ended September 28, 2012 as compared to the nine months ended September 30, 2011, primarily consisting of higher material costs.

This increase was primarily driven by additional costs associated with higher volume, commodity inflation and other costs, together which totaled $146 million, partially offset by the favorable impact of foreign currency exchange of $18 million.

        Earnings before taxes, as a percentage of sales, was 12.9% for the nine months ended September 28, 2012 compared to 8.7% for the nine months ended September 30, 2011. This increase was primarily driven by the favorable profit impact of higher sales and cost reduction activities.

        Earnings before taxes increased by $66 million for the nine months ended September 28, 2012 as compared to the nine months ended September 30, 2011. This increase was driven primarily by the favorable profit impact of higher sales of $49 million, cost reductions (net of both commodity and non-commodity inflation) of $15 million, and the favorable impact of foreign currency exchange of $2 million.

Automotive Components

Comparison of the three months ended September 28, 2012 and September 30, 2011:

        Sales, including intersegment sales, decreased by $26 million, or 6%, for the three months ended September 28, 2012 as compared to the three months ended September 30, 2011. This decrease was primarily driven by the unfavorable impact of foreign currency exchange of $37 million, partially offset by higher volume (net of price reductions provided to customers) of $11 million.

        Cost of sales decreased by $22 million, or 5%, for the three months ended September 28, 2012 as compared to the three months ended September 30, 2011, primarily consisting of lower material costs of $12 million and lower labor and other costs of $10 million. These decreases were primarily driven by the favorable impact of foreign currency exchange of $32 million, partially offset by additional costs associated with higher volume, commodity inflation and other costs, together which totaled $10 million.

        Earnings before taxes, as a percentage of sales, was 5.2% for the three months ended September 28, 2012 compared to 6.2% for the three months ended September 30, 2011. This decrease was primarily driven by non-commodity inflation and the unfavorable impact of foreign currency exchange, partially offset by cost reduction activities (net of price reductions provided to customers).

        Earnings before taxes decreased by $6 million for the three months ended September 28, 2012 as compared to the three months ended September 30, 2011. This decrease was driven primarily by the unfavorable impact of foreign currency exchange.

Comparison of the nine months ended September 28, 2012 and September 30, 2011:

        Sales, including intersegment sales, decreased by $54 million, or 4%, for the nine months ended September 28, 2012 as compared to the nine months ended September 30, 2011. This decrease was primarily driven by the unfavorable impact of foreign currency exchange of $90 million, partially offset by higher volume of $36 million.

        Cost of sales decreased by $48 million, or 4%, for the nine months ended September 28, 2012 as compared to the nine months ended September 30, 2011, primarily consisting of lower material costs of $28 million and lower labor and other costs of $20 million. These decreases were primarily driven by the favorable impact of foreign currency exchange of $79 million, partially offset by additional costs associated with higher volume, commodity inflation and other costs, together which totaled $31 million.

        Earnings before taxes, as a percentage of sales, was 6.2% for the nine months ended September 28, 2012 and for the nine months ended September 30, 2011. The margin remained unchanged due to cost reduction activities (net of price reductions provided to customers) and the favorable profit impact of higher sales, offset by the unfavorable impact of foreign currency exchange.

        Earnings before taxes decreased by $3 million for the nine months ended September 28, 2012 as compared to the nine months ended September 30, 2011. This decrease was driven primarily by the unfavorable impact of foreign currency exchange of $11 million, partially offset by the favorable profit impact of higher sales of $4 million, and cost reductions (net of inflation and engineering costs) of $4 million.

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

        As of September 28, 2012, the amount of cash and cash equivalents held by foreign subsidiaries was $676 million. If these funds were needed for our operations in the U.S., we would be required to provide for U.S. federal and state income tax, foreign income tax, and foreign withholding taxes on the funds repatriated. We have already provided for these taxes in accordance with Accounting Standard Codification ("ASC") 740-30-25 "Income Taxes" on a portion of these funds. However, for the remainder of the funds we have not provided for such taxes, as it is our intention that those funds are permanently reinvested outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash Flows

        Operating Activities.    Cash provided by operating activities for the nine months ended September 28, 2012 was $245 million as compared to $512 million for the nine months ended September 30, 2011. This decrease of $267 million was primarily the result of employee benefit-related payments of $100 million, which included the payout for certain cash incentive and retention awards for executive officers and vice presidents that vested during the period, plus payments related to pension and postretirement benefits other than pension benefits, higher levels of cash payments for taxes of $61 million, as well as lower cash earnings, partially offset by lower restructuring and other severance-related payments of $19 million.

        Investing Activities.    Cash used in investing activities for the nine months ended September 28, 2012 was $313 million as compared to $272 million for the nine months ended September 30, 2011.

        Capital expenditures were $325 million for the nine months ended September 28, 2012 as compared to $304 million for the nine months ended September 30, 2011. These capital expenditures were primarily related to investing in new facilities, upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $650 million on capital expenditures during 2012 as we continue to invest in strategic growth.

        During the nine months ended September 30, 2011, we acquired $15 million in cash in conjunction with an acquisition in our Chassis Systems segment.

        Financing Activities.    Cash used in financing activities was $209 million for the nine months ended September 28, 2012 as compared to $418 million for the nine months ended September 30, 2011.

        During the nine months ended September 28, 2012, we used $102 million of cash on hand to repurchase 2.3 million shares of our common stock. Also during the nine months ended September 28, 2012, we utilized $53 million of cash on hand to optionally repurchase portions of our senior unsecured notes, totaling $48 million in principal amount. In the same period, certain of our subsidiaries paid $34 million of dividends to noncontrolling stockholders.

        During the nine months ended September 30, 2011, we paid $421 million to repurchase portions of our senior unsecured notes and exchangeable notes, totaling $337 million in principal amount. Also, during the nine months ended September 30, 2011, certain of our subsidiaries paid $11 million of dividends to noncontrolling stockholders.

Other Sources of Liquidity

        Liquidity Facilities.    We may draw down on, and use proceeds from, our Revolving Credit Facility to fund normal working capital needs from month to month in conjunction with available cash on hand. As of September 28, 2012, we had $1.4 billion of availability under our Revolving Credit Facility. This availability reflects no outstanding borrowings and reduced availability as a result of $4 million in outstanding letters of credit.

        On September 28, 2012, our subsidiaries in the Asia Pacific region also had various uncommitted credit facilities, of which $220 million was unutilized. We expect that these additional facilities will be drawn from time to time for normal working capital purposes and to fund capital expenditures in support of planned expansion in Asia Pacific.

        Under normal working capital utilization of liquidity, portions of the amounts drawn under our liquidity facilities typically are paid back throughout the month as cash from customers is received. We could then draw upon such facilities again for working capital purposes in the same or succeeding months.

        The Eighth Credit Agreement contains a number of covenants, including financial covenants, that would impact our ability to borrow on the facility if not met and restrictive covenants that restrict, among other things and subject to certain exceptions, the ability to incur additional indebtedness, repay other indebtedness, repurchase capital stock and pay cash dividends on our common stock. As of September 28, 2012, we were in compliance with all of our financial covenants. The covenants under the Eighth Credit Agreement are substantially similar to those under the prior credit agreement which are described in more detail in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

        See "—Senior Secured Revolving Credit Facility" in Note 11 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our Revolving Credit Facility.

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

CRITICAL ACCOUNTING ESTIMATES

        There have been no significant changes in our critical accounting estimates during the nine months ended September 28, 2012.

OUTLOOK

        For the full year 2012, we expect revenue to be in the range of approximately $16.2 billion to $16.3 billion. These sales figures are based on expected 2012 production levels of 15.2 million units in North America, 18.7 million units in Europe, continued growth in China and our expectations for foreign currency exchange rates.

        In North America, the industry recovery continues to trend in a positive direction. As such, we expect production levels to remain strong, with the Detroit Three growth rate being consistent with the overall growth rate within North America. In Europe, the economy continues to experience overall weakness with recessionary conditions existing and the deteriorating demand spreading more broadly throughout the region. Continued concerns regarding potential sovereign debt defaults and strain on the banking system have diminished consumer sentiment and will continue to pressure vehicle production levels in Europe. In the near term, signs of significant improvement are not expected with economic concerns weighing on overall confidence. In Asia Pacific, production is expected to continue to grow moderately for the remainder of the year. Considering expected long-term growth within Asia Pacific, we continue to invest appropriate levels of capital to support expansion in this area.

        We continue to evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions and the production plans of our customers. Due to prolonged uncertainties in Europe, we continue to assess our cost base in the region and intend to increase our restructuring efforts during the fourth quarter of 2012. Our restructuring actions in Europe are now expected to include two plant closures, targeted workforce reductions and adjustments to certain of our fixed costs. As a result, we expect to incur restructuring charges of approximately $65 million to $75 million in the fourth quarter. We believe our restructuring efforts, while costly, are necessary actions in order to preserve our competitiveness and will provide lasting benefit over the long term.

        In addition, we regularly review our pension plans to ensure we are managing our costs appropriately and may undertake various actions to achieve cost effective arrangements. For example, under a current program, we have offered voluntary lump sum payment opportunities to certain of our U.S. retirees and former employees. These voluntary lump sum payments will be funded primarily with existing pension plan assets.

        We continue to monitor overall commodity volatility and its potential inflationary impact. Although prices for certain raw materials and manufactured components that have traditionally been susceptible to inflation have declined, we continue to experience pricing pressures from other non-traditional materials (such as textiles, leather and chemicals) although the impact is expected to diminish as we progress through the fourth quarter. We will continue to monitor commodity costs and work with our suppliers and customers to manage changes in such costs.

        We continue to monitor the entire Tier 2 and Tier 3 supply base and its ability to perform as expected as it faces additional financial and operational challenges in the current environment due to commodity inflationary pressures, capacity constraints resulting from increased production levels, and the potential impact that sovereign debt defaults (or the fear of such defaults) and resulting strain on the European banking system may have on available liquidity. The inability of any major supplier to meet its commitments could negatively impact us either directly or by negatively affecting our customers. We are pursuing alternate sources of supply where necessary and practicable.

        Although the court has approved the plea agreement between one of the Company's German subsidiaries and the DOJ which concludes the DOJ's current investigation of the Company, the Antitrust Investigation by the European Commission is ongoing. While we cannot estimate the ultimate financial impact of the European investigation at this time, we will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

        Despite the various challenges that the automotive industry faces, we are confident that we will manage through them successfully. We believe that our growth prospects, strong balance sheet, ability to generate cash and our broad array of innovative products provide a firm foundation for continued profitability.

FORWARD-LOOKING STATEMENTS

        This Report includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our plans, intentions, objectives, goals, strategies, forecasts, future events, future revenue or performance, capital expenditures, financing needs, business trends and other information that is not historical information. When used in this Report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so designated. All forward-looking statements, including, without limitation, management's examination of historical operating trends and data, are based upon our current expectations and various assumptions, and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will be achieved.

        There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2011 under "Item 1A. Risk Factors," as updated by the information set forth in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012 under Part II, "Item 1A. Risk Factors," including: any developments related to antitrust investigations adversely affecting our financial condition, results, cash flows or reputation; any shortage of castings or other supplies causing a production disruption for any customers or us; general economic conditions causing a material contraction in automotive sales and production adversely affecting our results or the viability of our supply base; the unsuccessful implementation of our current expansion efforts adversely impacting our business and results; commodity inflationary pressures adversely affecting our profitability or supply base; strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations impacting our results; pricing pressures from our customers adversely affecting our profitability; increasing costs negatively impacting our profitability; the loss of any of our largest customers materially adversely affecting us; risks associated with non-U.S. operations, including economic and political uncertainty in some regions, adversely affecting our business, results or financial condition; any inability to protect our intellectual property rights adversely affecting our business or our competitive position; costs of product liability, warranty and recall claims and efforts by customers to adversely alter contract terms and conditions concerning warranty and recall participation; costs or liabilities relating to environmental, health and safety regulations adversely affecting our results; any increase in the expense of our pension and other postretirement benefits or the funding requirements of our pension plans reducing our profitability; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers adversely affecting our operations; volatility in our annual effective tax rate resulting from a change in our valuation allowances, our mix of earnings between jurisdictions or other factors; any impairment of a significant amount of our goodwill or other intangible assets; any disruption in our information technology systems adversely impacting our business and operations; and other risks and uncertainties set forth in our Annual Report on Form 10-K, in "—Executive Overview" above and in our other filings with the Securities and Exchange Commission.

        All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We do not undertake any obligation to release publicly any update or revision to any of the forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        There have been no material changes to the quantitative and qualitative information about the Company's market risk from those previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 28, 2012, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

        Changes in Internal Control over Financial Reporting.    There was no change in the Company's internal controls over financial reporting that occurred during the third fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        The information concerning the ongoing antitrust matters and other legal proceedings involving the Company contained in Note 17 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

Item 1A.    Risk Factors

        There have been no material changes in the Company's risk factors from those previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer repurchases of equity securities

        In its Annual Report on Form 10-K filed on February 16, 2012, the Company announced that its board of directors approved a share repurchase program that is intended to offset, on an ongoing basis, the dilution created by the Company's stock incentive plan in 2011 and subsequent years (the "Anti-Dilution Program"). The Anti-Dilution Program does not have an expiration date. In addition, on October 1, 2012, the Company announced a share repurchase program that had been approved by its board of directors during the third quarter of 2012 to acquire up to $1 billion of the Company's outstanding common stock that extends through December 31, 2014. Both repurchase programs may be modified, suspended or terminated by the board of directors at any time without prior notice. The Company anticipates acquiring the shares under both programs from time to time as management deems appropriate, although the Company is not obligated to repurchase any shares under either program.

        During the six months ended June 29, 2012, the Company purchased the maximum number of shares authorized for purchase in 2012 under the Anti-Dilution Program, although up to 1.5 million additional shares may be purchased in each subsequent year. No purchases were made during the three months ended September 28, 2012 under either of the Company's repurchase programs.

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
10.1
Eighth Amended and Restated Credit Agreement, dated as of September 28, 2012, among TRW Automotive Inc., the Company, certain of the Company's foreign subsidiaries, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as lead arrangers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed October 1, 2012)

10.2	*	Amended and Restated U.S. Guarantee and Collateral Agreement, dated as of September 28, 2012, among TRW Automotive Inc., the Company, certain specified subsidiaries of the Company and JPMorgan Chase Bank, N.A., as collateral agent

10.3	*	Amended and Restated First-Tier Subsidiary Pledge Agreement, dated as of September 28, 2012, among TRW Automotive Inc., certain specified subsidiaries of the Company and JPMorgan Chase Bank, N.A., as collateral agent

10.4	*	Amended and Restated Foreign Guarantee, dated as of September 28, 2012, among each foreign subsidiary of the Company and JPMorgan Chase Bank, N.A., as collateral agent

31(a)	*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31(b)	*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32	*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Filed herewith

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRW Automotive Holdings Corp. (Registrant)
Date: October 30, 2012	By:	/s/ JOSEPH S. CANTIE Joseph S. Cantie Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)