Form 10-K
period 2012-12-31
TRW AUTOMOTIVE HOLDINGS CORP
filed 2013-02-15
CIK 1267097

Use these links to rapidly review the document

TABLE OF CONTENTS 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant's Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 29, 2012, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's Common Stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $3.7 billion based on the closing sale price of the registrant's Common Stock as reported on the New York Stock Exchange on that date. As of February 8, 2013, the number of shares outstanding of the registrant's Common Stock was 119,292,837.

Documents Incorporated by Reference

         Certain portions, as expressly described in this report, of the Registrant's Proxy Statement for the 2013 Annual Meeting of the Stockholders, to be filed within 120 days of December 31, 2012, are incorporated by reference into Part III, Items 10-14.

TRW Automotive Holdings Corp.
Index

PART I

ITEM 1.    BUSINESS

The Company

        TRW Automotive Holdings Corp. (together with its subsidiaries, "we," "our," "us," "TRW Automotive" or the "Company") is among the world's largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers ("OEMs") and related aftermarkets. We conduct substantially all of our operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products and systems. Active safety related products and systems principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products and systems principally refer to occupant restraints (primarily airbags and seat belts) and safety electronics (primarily electronic control units, crash and occupant weight sensors, and driver assist cameras and radars). We operate our business along four segments: Chassis Systems, Occupant Safety Systems, Electronics and Automotive Components. We are primarily a "Tier 1" original equipment supplier, with approximately 86% of our end-customer sales in 2012 made to major OEMs. Of our 2012 sales, approximately 43% were in Europe, 36% were in North America, 17% were in Asia, and 4% were in the rest of the world.

        History.    The Company is a Delaware corporation formed in 2002; however, its business history stretches back to the turn of the twentieth century to a company that eventually became Thompson Products, Inc. In 1958, the Ramo-Wooldridge Corporation merged into Thompson Products, Inc. and after a period of time, the Company's name was shortened to TRW Inc. In 1999, TRW Inc. completed its acquisition of LucasVarity plc that significantly expanded its automotive product offerings and positioned the company as a major supplier of both active and passive safety systems products. In 2002, TRW Inc. was acquired by Northrop Grumman Corporation ("Northrop") and in February 2003, Northrop sold the former TRW Inc.'s automotive operations to an indirect wholly-owned subsidiary of the Company. In 2004, the Company completed an initial public offering and its common stock is traded on the New York Stock Exchange under the ticker symbol TRW.

Business Developments and Industry Trends

        References in this Annual Report on Form 10-K (this "Report") to our being a leading supplier and other similar statements as to our relative market position are based principally on calculations we have made. These calculations are based on information we have collected, including company and industry sales data obtained from internal and available external sources, as well as our estimates. In addition to such quantitative data, our statements are based on other competitive factors such as our technological capabilities, the breadth of our product and systems offerings, our research and development efforts and innovations and the quality of our products, systems and services, in each case relative to that of our competitors in the relevant markets.

        The statements regarding industry outlook, trends, the future development of certain automotive systems and other non-historical statements contained in this section are forward-looking statements as that term is defined by the federal securities laws.

        Business Development and Strategy.    We are a leader in the global automotive supply industry due to the strength of our products and systems, technological capabilities and systems integration skills. Over the last decade, we have experienced sales growth in many of our product lines, notwithstanding the economic downturn experienced in 2008 and 2009, due to an increasing focus by both governments and consumers on safety and fuel efficiency. We believe that such focus is continuing as evidenced by ongoing regulatory activities and uncertainty over fluctuating fuel costs as well as advances in the electrification of vehicles. We believe that these trends will help drive growth in the most recent generation of our advanced safety and fuel efficient products and systems. Such advanced products and systems include electronic vehicle stability control systems, brake controls for regenerative brake systems, electric park brake and electrically assisted power steering systems, curtain and side airbags, active seat belt pretensioning and retractor systems, occupant sensing systems, front and side crash sensors, vehicle rollover sensors, tire pressure monitoring systems, active cruise control systems and lane keeping/lane departure warning systems.

        Throughout our long history as a leading supplier to major OEMs, we have focused on products and systems for which we have a technological advantage. We have extensive technical experience in a focused range of safety-related product lines and strong systems integration skills. These traits enable us to provide comprehensive, systems-based solutions for our OEM customers. We have a broad and established global presence and sell to major OEMs across the world's major vehicle producing regions, including the expanding Chinese and Brazilian markets. We believe our business diversification mitigates our exposure to the risks of any one geographic economy, product line or major customer concentration. It also enables us to extend our portfolio of products and new technologies across our customer base and geographic regions, and provides us the necessary scale to optimize our cost structure.

        The Automotive Industry Climate.    The global automotive industry continues to progress through a gradual recovery since the global economic downturn in 2008 and early 2009. While industry conditions have improved, the industry remains susceptible to the following primary trends and conditions impacting our business as well as the entire automotive industry:

  General Economic Conditions:

  •
  Since the economic downturn of 2008 and 2009, the pace of recovery within the automotive industry has been largely dependent on macro-economic conditions within the major regions.

  •
  Overall, the global automotive industry has continued through a gradual recovery due to improved consumer demand, driven by North America, China and Brazil.

  •
  Slowing economic recoveries and increased concerns regarding potential sovereign debt defaults have weakened certain markets, particularly in Europe.

  Production Levels:

  •
  Global vehicle production continued on a positive trend in 2012, with strong growth in North America and Asia Pacific offsetting declining production in Europe.

  •
  In Europe, vehicle production during 2012 was lower than 2011, largely due to a marked decline in consumer demand driven by recessionary economic conditions, the negative impact of which accelerated through the year.

  •
  In North America, the automobile market experienced significantly higher production levels during 2012 compared with 2011. This improvement was primarily attributable to increased consumer demand resulting from improved consumer sentiment and pent-up demand for durable goods.

  •
  Production levels in fast growing regions, primarily China, were higher in 2012 as compared to 2011 due to stronger consumer demand. Governmental easing policies implemented in 2012 helped stimulate the economy during the second half of the year; however, growth forecasts have been revised downward compared to earlier estimates.

  Product Mix:

  •
  Product mix continued to be influenced by a variety of factors. In Europe, the relative increase in demand for luxury vehicles in the region and exports of larger luxury vehicles to Asia continued to support production of a greater proportion of these larger vehicles. In North America, product mix has been more correlated to short-term fluctuations in the price of gasoline, as well as increased demand for light trucks driven by the fledgling economic recovery (such as housing and construction).

  Supply Base:

  •
  Tier 2 and Tier 3 suppliers continue to face the challenges of increased working capital and investment requirements and potential inflationary pressures associated with rising global production, as well as managing through the potential impacts of economic slowdowns or sovereign debt defaults in certain regions.

  Pricing Pressure and Inflation:

  •
  Pressure from OEMs to reduce prices continues to impact the automotive supply industry.

  •
  Commodity pricing volatility continues to be a factor for our business. During 2012, our operating results were negatively impacted by the rising cost of certain commodities essential to our business.

  Foreign Currencies:

  •
  Changes in foreign currency exchange rates continue to affect the relative competitiveness of manufacturing operations in different geographic regions and the relative attractiveness of different geographic markets. Foreign currency effects negatively impacted our reported earnings in U.S. dollars in 2012 as compared to 2011.

        These developments and trends are discussed in more detail in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

        In addition, the following are significant characteristics of the automotive and automotive supply industries.

  Consumer and Regulatory Focus on Safety:

  •
  Consumers, and therefore OEMs, are increasingly focused on, and governments are increasingly requiring, improved safety in vehicles. For example:

  •
  International New Car Assessment Program ("NCAP") crash test rating standards continue to become more stringent. For example, in the U.S., starting with 2011 models, the National Highway Traffic Safety Administration ("NHTSA") has introduced tougher tests and rigorous new 5-star safety ratings that provide more information about vehicle safety and crash avoidance technologies. In Europe, NCAP will include autonomous emergency braking technologies in its star ratings beginning in 2014. Programs in China, among others, are similarly increasing the stringency of their testing requirements.

  •
  The Alliance of Automobile Manufacturers and the Insurance Institute for Highway Safety ("IIHS") monitor and report vehicle manufacturer compliance with voluntary performance criteria which encompass a wide range of occupant protection technologies and designs, including enhanced matching of vehicle front structural components and enhanced side-impact protection through the use of features such as side airbags, airbag curtains and revised side-impact structures. Since 2009, all of the vehicles offered in the United States by participating manufacturers were required to meet the front-to-side performance criteria. Beginning in 2012, IIHS has rolled out a new, more severe version of its offset frontal crash test, which puts more structural stress on vehicles and exposes more weaknesses that can contribute to occupant injuries in real-world crashes.

    •
    In both North America and Europe, legislation was enacted in recent years to require that electronic stability control systems ("ESC") be fitted as standard equipment on all new car models starting in 2012.

    •
    Over the last few years, automobile safety regulations in emerging markets have increased significantly. For example, Brazil's government is mandating the use of driver and passenger airbags and anti-lock braking systems for all vehicles sold in the Brazilian market by 2014.

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

  Consumer and Regulatory Focus on Fuel Efficiency and Greenhouse Gas Emissions:

  •
  Consumers, and therefore OEMs, are increasingly focused on, and governments are increasingly requiring, improved fuel efficiency and reduced greenhouse gas emissions in vehicles. For example:

  •
  In 2012, the U.S. Environmental Protection Agency (the "EPA") and NHTSA jointly approved a rule establishing new standards for model year 2017 through 2025 passenger cars, light-duty trucks and medium-duty passenger vehicles to reduce greenhouse gas emissions and improve fuel economy. These standards require those vehicles to meet a specified average emission level in model year 2025 equivalent to 54.5 miles per gallon, if achieved exclusively through fuel economy improvements. These standards include miles per gallon requirements under NHTSA's Corporate Average Fuel Economy Standards ("CAFE") program.

  •
  In 2012, the European Commission proposed regulations to reduce the average CO2 emissions of all new passenger cars sold in Europe by 30% to 95 grams per kilometer by 2020; and for light trucks and vans by 19% to 147 grams per kilometer by 2020.

  •
  The desire to lessen environmental impacts and reduce oil dependence is spurring interest in green technologies and alternative fuels. As such, there is an increased focus on production of advance powertrain, direct injection and start/stop technologies and hybrid and electric vehicles because of their fuel efficiency, and developing ethanol, hydrogen, natural gas and other clean burning fuel sources for vehicles.

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

  Globalization of Suppliers:

  •
  The automotive sector is continuing its move toward globalization and both OEMs and suppliers must balance resources and production capacity to efficiently address diverse consumer needs and preferences as well as unique market dynamics. Developing automotive markets such as

    China and Brazil represent significant growth opportunities; however, vehicle affordability remains a challenge in these markets, highlighting the need for OEMs and suppliers to meet differing requirements of consumers in both mature and emerging markets. To lower costs, OEMs are shifting and expanding their production facilities from high-cost regions such as North America and Western Europe to lower-cost regions such as China, Eastern Europe, and Mexico. Through these localization efforts, labor and transportation costs can be lowered, while positioning operations in markets with the highest potential for future growth. Additionally, to serve multiple markets more cost effectively, OEMs continue to move to fewer and more global vehicle platforms, which typically are designed in one location but are produced and sold in many different markets around the world, thereby enabling design cost savings and economies of scale through the production of a greater number of models from each platform. Suppliers having operations in the geographic markets in which OEMs produce global platforms are better positioned to meet OEMs' needs more economically and efficiently, thus making global coverage a source of significant competitive advantage.

  Increased Electronic Content and Electronics Integration:

  •
  The electronic content of vehicles has increased in recent years. Consumer and regulatory requirements in Europe and the United States for improved automotive safety and environmental performance, as well as consumer demand for increased vehicle performance and functionality at lower cost, largely drive the increase in electronic content. Electronics integration generally refers to replacing mechanical with electronic components and integrating mechanical and electrical functions within the vehicle. This allows OEMs to achieve a reduction in the weight of vehicles and the number of mechanical parts, resulting in easier assembly, enhanced fuel economy, improved emissions control, increased safety and better vehicle performance. We believe that electronic content per vehicle will continue to increase as consumers seek more competitively-priced ride and handling performance, safety, security and convenience options in vehicles, such as electronic stability control, electric power steering, active cruise control, airbags, keyless and passive entry, tire pressure monitoring and camera and radar-based driver assist systems.

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

Competition

        The automotive supply industry is extremely competitive. OEMs rigorously evaluate us and other suppliers based on many criteria such as quality, price/cost competitiveness, product and system performance, reliability and timeliness of delivery, new product and system technology development capability, excellence and flexibility in operations, degree of global and local presence, effectiveness of customer service and overall management capability. We believe we compete effectively with other leading automotive suppliers on all of these criteria. For example, we follow manufacturing practices designed to improve efficiency and quality, including but not limited to, one-piece-flow machining and assembly, and just-in-time scheduling of our manufacturing plants, all of which enable us to manage inventory so that we can deliver quality components and systems to our customers in the quantities and at the times ordered. Our resulting quality and delivery performance, as measured by our customers, generally meets or exceeds their expectations.

        Within each of our product segments, we face significant competition. Our principal competitors include Advics, Bosch, Continental-Teves, JTEKT, Nexteer and ZF in the Chassis Systems segment; Autoliv, Takata and Key Safety in the Occupant Safety Systems segment; Autoliv, Bosch, Continental-Teves, Delphi and Nippondenso in the Electronics segment; and Delphi, Eaton, ITW, Kostal, Nifco, Raymond, Tokai Rika and Valeo in the Automotive Components segment.

Sales and Products by Segment

        Sales.    The following table provides external sales for each of our segments:

	Years Ended December 31,
	2012		2011		2010
	Sales	%	Sales	%	Sales	%
	(Dollars in millions)
Chassis Systems	$10,324	62.8%	$9,960	61.3%	$8,524	59.3%
Occupant Safety Systems	3,287	20.0%	3,580	22.0%	3,441	23.9%
Electronics	1,015	6.2%	842	5.2%	777	5.4%
Automotive Components	1,818	11.0%	1,862	11.5%	1,641	11.4%

Total Sales	$16,444	100.0%	$16,244	100.0%	$14,383	100.0%

        See "Results of Operations—Segment Results of Operations" under "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 19 to our consolidated financial statements included under Item 8 of this Report for further information on our segments.

        Products.    The following tables describe the principal product lines by segment, in order of 2012 sales levels:

Chassis Systems

Product Line	Description
Modules	Brake modules, corner modules, pedal box modules, strut modules, front cross-member modules, rear axle modules
Steering Gears and Systems

Electric power steering systems (column-drive and rack-drive types), electrically powered hydraulic steering systems, hydraulic power and manual rack and pinion steering gears, hydraulic steering pumps, fully integral commercial steering systems, commercial steering columns and pumps

Foundation Brakes	Front and rear disc brake calipers, electronic park brake systems, drum brake and drum-in-hat parking brake assemblies, rotors, drums, electric park brake systems
Brake Controls

Electronic vehicle stability control systems, four-wheel anti-lock braking systems, actuation boosters and master cylinders, electronically controlled actuation, brake controls for regenerative brake systems

Linkage and Suspension	Forged steel and aluminum control arms, suspension ball joints, rack and pinion linkage assemblies, conventional linkages, commercial steering linkages and suspension ball joints

        Our Chassis Systems segment focuses on the design, manufacture and sale of products and systems relating to modules, steering, braking, and linkage and suspension. We sell our Chassis Systems products and systems primarily to OEMs and other Tier 1 suppliers. We also sell these products and systems to the global aftermarket through both OEM service organizations and independent distribution networks. We believe our Chassis Systems segment is well-positioned to capitalize on growth trends toward (1) increasing active safety systems, particularly in the areas of electric power steering, electronic vehicle stability control and other advanced braking systems and integrated vehicle control systems; (2) increasing electronic content per vehicle; (3) integration of active and passive safety systems; (4) improving fuel economy and reducing CO2 emissions and (5) legislative-and market-driven demand in emerging markets.

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

        Our Occupant Safety Systems segment focuses on the design, manufacture and sale of products and systems relating to airbags, seat belts, and steering wheels. We sell our Occupant Safety Systems products and systems primarily to OEMs and other Tier 1 suppliers. We also sell these products and systems to OEM service organizations. We believe our Occupant Safety Systems segment is well-positioned to capitalize on growth trends toward (1) increasing passive safety systems, particularly in the areas of side, curtain and knee airbag systems, and active seat belt pretensioning and retractor systems; (2) increasing electronic content per vehicle; (3) integration of active and passive safety systems and (4) legislative- and market-driven demand in emerging markets.

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

        Our Electronics segment focuses on the design, manufacture and sale of electronics components and systems in the areas of safety, chassis, Radio Frequency ("RF"), powertrain, and camera and radar-based driver assistance. We sell our Electronics products and systems primarily to OEMs and to our Chassis Systems segment (braking and steering applications). We also sell these products and systems to OEM service organizations. We believe our Electronics segment is well-positioned to capitalize on growth trends toward (1) increasing electronic content per vehicle; (2) increasing active safety systems, particularly in the areas of electric power steering, electronic vehicle stability control and integrated vehicle control systems; (3) increasing passive safety systems, particularly in the areas of side, curtain and knee airbag systems and active seat belt pretensioning and retractor systems; (4) integration of active and passive safety systems; (5) improving fuel economy and reducing CO2 emissions and (6) legislative- and market-driven demand in emerging markets.

Automotive Components

Product Line	Description
Body Controls	Integrated electronic center panels with capacitive switching; modular steering column controls with integrated steering angle sensors and rain sensors; electronic heating and air conditioning controls and displays; man/machine interface controls and switches, including a wide array of automotive ergonomic applications
Engine Valves	Engine valves, valve train components
Engineered Fasteners and Components	Engineered plastic fasteners and precision plastic moldings and assemblies

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

Sales by Product Line and Geography

        Sales by Product Line.    Our 2012 sales by product line are as follows:

Product Line	Percentage of Sales
Modules	16.1%
Steering gears and systems	15.9%
Foundation brakes	14.9%
Airbags	10.2%
Aftermarket	7.3%
Brake controls	7.2%
Seat belts	6.8%
Steering wheels	4.4%
Body controls	4.3%
Electronics	4.3%
Engine valves	3.8%
Engineered fasteners and components	2.8%
Linkage and suspension	2.0%

        Sales by Geography.    Our 2012 sales by geographic region are as follows:

Geographic Region	Percentage of Sales
Europe	42.5%
North America	36.1%
Asia	17.3%
Rest of the World	4.1%

        See Note 19 to our consolidated financial statements under Item 8 of this Report for additional product sector and geographical information.

Customers

        We sell to all the major OEM customers across the world's major vehicle producing regions. Our long-standing relationships with our customers have enabled us to understand global customers' needs and business opportunities. We believe that we will continue to be able to compete effectively for our customers' business because of the high quality of our products and systems, our product and system technology innovations, our strong global presence, our ongoing cost reduction efforts, and our financial strength and stability. Although business with any given customer is typically split among numerous contracts, the loss of or a significant reduction in purchases by one or more of those major customers could materially and adversely affect our business, results of operations and financial condition.

        Primary end-customer sales (by OEM group) for the years ended December 31, were:

		Percentage of Sales
OEM Group	OEMs	2012	2011
Volkswagen	Volkswagen, Audi, Skoda, Seat, Porsche	23.5%	21.3%
Ford	Ford	17.6%	16.0%
Chrysler	Chrysler	10.4%	8.5%
GM	General Motors, Opel	10.0%	11.0%
All Other		38.5%	43.2%

        Percentages stated in the table above reflect the OEM group structure for the respective years presented.

        We also sell products to the global aftermarket as replacement parts for current production and older vehicles. For the years ended December 31, 2012 and 2011, our sales to the aftermarket represented approximately 7% and 8% of our total sales, respectively. We sell these products through both OEM service organizations and independent distribution networks.

Sales and Marketing

        We have a sales and marketing organization of dedicated customer teams that provide a consistent interface with our key customers. These teams are located in all major vehicle-producing regions to best represent their respective customers' interests within our organization, to promote customer programs and to coordinate global customer strategies with the goal of enhancing overall customer service, satisfaction and TRW Automotive growth. Our ability to support our customers globally is further enhanced by our broad global presence in terms of sales offices, manufacturing facilities, engineering/technical centers, joint ventures and licensees.

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

        Joint ventures can also be an effective means to acquire new customers. Joint venture arrangements can allow partners access to technology they would otherwise need to develop independently, thereby reducing the time and cost of development. More importantly, they can provide the opportunity to create synergies and applications of the technology that would not otherwise be possible.

        The following table shows our significant unconsolidated joint ventures in which we have a 49% or greater interest that are accounted for under the equity method:

Country	Name	Our Ownership Percentage	Products	2012 Sales
				(Dollars in millions)
Brazil	SM-Sistemas Modulares Ltda.	50.0%	Brake modules	$16.8
China	Shanghai TRW Automotive Safety Systems Company Ltd.	50.0%	Seat belt systems, airbags and steering wheels	212.9
	CSG TRW Chassis Systems Co., Ltd.	50.0%	Foundation brakes	249.0
India	Brakes India Limited	49.0%	Foundation brakes, anti-lock braking systems, actuation brakes, valves and hoses	650.2
	Rane TRW Steering Systems Limited	50.0%	Steering gears, systems and components and seat belt systems	119.1
	TRW Sun Steering Wheels Private Limited	49.0%	Steering wheels and injection molded seats	20.9

Intellectual Property

        We own a significant quantity of intellectual property, including a large number of patents, trademarks, copyrights and trade secrets, and are involved in numerous licensing arrangements. Although our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve, no single patent, copyright, trade secret or license, or group of related patents, copyrights, trade secrets or licenses, is, in our opinion, of such value to us that our business would be materially affected by the expiration or termination thereof. However, we view the name TRW Automotive and primary mark "TRW" as material to our business as a whole. We own a number of secondary trade names and trademarks applicable to certain of our businesses and products that we view as important to such businesses and products as well. Our general policy is to apply for patents on an ongoing basis to protect our patentable developments.

        Our portfolio of patents and pending patent applications reflects our commitment to invest in technology and covers many aspects of our products and systems and the processes for making those products and systems. In addition, we have developed a substantial body of manufacturing know-how that we believe provides a significant competitive advantage in the marketplace.

        We have entered into numerous technology license agreements that either strategically capitalize on our intellectual property rights or provide a conduit for us into third-party intellectual property rights useful in our businesses. In many of the agreements, we license technology to our suppliers, joint venture companies and other local manufacturers in support of product production for our customers and us. In other agreements, we license the technology to other companies to obtain royalty income.

Seasonality

        Our business is moderately seasonal because our largest North American customers typically halt operations for approximately two weeks in July and one week in December. Additionally, customers in Europe historically shut down vehicle production during portions of August and one week in December. Accordingly, our third and fourth quarter results may reflect these trends.

Research, Development and Engineering

        We operate a global network of technical centers worldwide where we employ and contract several thousand engineers, researchers, designers, technicians and their supporting functions. This global network allows us to develop active and passive automotive safety technologies while improving existing products and systems. We utilize sophisticated testing and computer simulation equipment, including computer-aided engineering, noise-vibration-harshness, crash sled, math modeling and vehicle simulations. We have advanced engineering and research and development programs for next-generation products in all of our segments. We are disciplined and innovative in our approach to research and development, employing various tools to improve efficiency and reduce cost, such as Six Sigma, "follow-the-sun" (a 24-hour a day engineering program that utilizes our global network) and other e-Engineering programs, and by outsourcing non-core activities.

        We believe that continued research, development and engineering activities are critical to maintaining our leadership position in the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers. Company-funded research, development and engineering costs were approximately $834 million, $827 million and $669 million for the years ended December 31, 2012, 2011, and 2010, respectively. Certain vehicle manufacturers have continued their shift away from funding development contracts for new technology.

        For research and development expenditures in each of the years ended December 31, 2012, 2011 and 2010, see "—Research and Development" in Note 2 to our consolidated financial statements included in Item 8 of this Report.

Supply Base—Manufactured Components and Raw Materials

        We purchase various manufactured components and raw materials for use in our manufacturing processes. The principal components and raw materials we purchase include castings, electronic parts, molded plastic parts, finished subcomponents, fabricated metal, aluminum, steel, resins, textiles, leather and wood. All of these components and raw materials are available from numerous sources, although certain of them, such as rare earth metals, may be geographically concentrated. Although prices for certain raw metals and manufactured components that have traditionally been susceptible to inflation have declined, we may continue to experience inflationary pricing pressure. Additionally, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected or their inability to adequately mitigate inflationary, industry, or economic pressures. The overall strain on our supply base may possibly lead to delivery delays, production issues or delivery of non-conforming products by our suppliers. As such, we continue to monitor our vendor base for the best source of supply and work with those vendors and customers to attempt to mitigate the impact of the pressures mentioned above.

        We normally do not carry inventories of these items in excess of those reasonably required to meet our production and shipping schedules. Although we have been able to successfully mitigate the impact of supply shortages that have arisen in recent years, the possibility of shortages exists, especially in light of the potential increase in working capital demands on our suppliers as production levels increase.

Employees

        As of December 31, 2012, we had approximately 66,100 full-time employees and approximately 9,100 temporary/contract employees (excluding employees who were on approved forms of leave).

        As of December 31, 2011, we had approximately 63,400 full-time employees and approximately 9,300 temporary/contract employees (excluding employees who were on approved forms of leave).

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

        We do not believe that compliance with environmental protection laws and regulations will have a material effect on our capital expenditures, cash flows, results of operations or competitive position. Our capital expenditures pertaining to environmental control during 2013 are not expected to be material to us.

International Operations

        We have significant manufacturing operations outside the United States and, in 2012, approximately 71% of our sales originated outside the United States. See Note 19 to our consolidated financial statements included in Item 8 of this Report for financial information by geographic area. Also, see Item 1A "Risk Factors" for a description of risks inherent in such international operations.

Compliance with Government Regulations

        Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we note that in 2012 certain of our non-U.S. subsidiaries sold products to customers that could be affiliated with, or deemed to be acting on behalf of, the Industrial Development and Renovation Organization, which has been designated as an agency of the Government of Iran. Gross revenue attributable to such sales was approximately $8,326,000, and net profit from such sales was approximately $377,000. Although these activities were not prohibited by U.S. law at the time they were conducted, our subsidiaries have discontinued their dealings with such customers, other than limited wind-down activities (which are permissible), and we do not otherwise intend to continue or enter into any Iran-related activity.

Available Company Information

        TRW Automotive Holdings Corp.'s Internet website is www.trw.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Corporate Governance Guidelines and Standards of Conduct (our code of business conduct and ethics) are also available on our website. From time to time we may amend our Standards of Conduct, as we did in August 2011. We intend to disclose, by posting on our website, information about any future amendments, as well as information concerning any waiver of the Standards of Conduct that may be granted by the Board, in accordance with SEC regulations.

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

        We are subject to a variety of laws and regulations that govern our business both in the United States and internationally, including those relating to competition (antitrust). Antitrust authorities, including those in the United States and Europe, are investigating possible violations of competition (antitrust) laws by automotive parts suppliers (referred to herein as the "Antitrust Investigations"). In connection with those investigations, in June 2011, European antitrust authorities visited certain of our Occupant Safety Systems business unit locations in Germany to gather information. We also received a subpoena related to the Antitrust Investigations in the United States from the U.S. Department of Justice (the "DOJ"). In connection with the Antitrust Investigation in the United States, in 2012 one of the Company's German subsidiaries entered into a plea agreement with the DOJ involving sales of Occupant Safety Systems products. The agreement was approved by the court, thereby concluding the DOJ's current investigation of the Company.

        However, the Antitrust Investigation by the European Commission is ongoing. While the duration and outcome of the European Commission's investigation is uncertain, a determination that the Company has violated European competition (antitrust) laws could result in significant penalties which could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation. European competition law investigations often continue for several years and have resulted in the imposition of significant fines by the European Commission, in some cases, for violations at companies in other sectors. We continue to cooperate fully with the relevant authorities in their ongoing investigations. At this point, we cannot estimate the ultimate financial impact resulting from the European investigation. However, developments related to such investigations could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation.

Economic conditions could have a material adverse effect on our business, results of operations and the viability of our supply base.

        Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences. Although the global economy has shown signs of improvement within particular regions such as North America, it remains fragile. With the increase in connectivity between global economies, a financial crisis, geopolitical turmoil or other significant event in one region can have an immediate and significant impact on markets around the world. Further, consumer spending and preferences can be affected by a number of issues, including employment levels, changes in expendable income due to the pace of wage growth and changes in personal tax rates, fuel costs, real estate values, the availability of consumer financing and concerns about the economy. As the volume of automotive production fluctuates, the demand for our products also fluctuates. Production levels in Europe and North America most notably affect us given our concentration of sales in those regions, which accounted for 43% and 36%, respectively, of our 2012 sales.

        Throughout Europe the economy continues to experience overall weakness and negative pressure. Concerns persist regarding the debt burden of certain of the countries that have adopted the euro currency (the "euro zone") and their ability to meet future financial obligations, as well as concerns regarding the overall stability of the euro to function as a single currency among the diverse economic, social and political circumstances within the euro zone. If one of the euro zone countries were to default on its debt or withdraw from the euro currency, the impact on global markets, and on our business, could be significant, and that impact would intensify substantially if the euro currency was dissolved entirely. Such a development could also cause financial and capital markets across the globe to constrict, reducing liquidity and increasing borrowing costs, and could have a significant negative impact on consumer confidence and spending.

        Immediate concerns also exist in our industry regarding vehicle sales and production levels in Europe, which declined in 2012 and which continue to experience significant downward pressure due largely to economic conditions which have caused consumer demand to deteriorate throughout the euro zone. This has led to efforts by us and others within the industry to restructure our business in the region. However, high levels of fixed costs and long lead times in Europe can make it difficult to adjust our cost base to the extent necessary, or to make such adjustments on a timely basis, impacting our profitability. Likewise, reduced European sales and production levels may prompt our customers to implement cost-cutting and downsizing actions further to those taken in response to the 2008-2009 downturn, which could require us to implement restructuring actions beyond those currently anticipated. In addition, if capital required by our customers and suppliers for responsive actions is not obtained or its cost is prohibitively high, their business could be negatively impacted. Such an impact on them could negatively affect our business, either through lower sales to affected customers or through inability to meet our commitments (or inability to meet them without excess expense) because of our suppliers' inability to perform.

        As described above, general economic conditions, particularly in Europe, could have a material adverse effect on our business, results of operations, liquidity and the viability of our supply base.

If our current expansion efforts are not successfully implemented, they may adversely impact our business and results of operations.

        We are currently in an expansion phase, in order to support our future business based upon new business awards. This expansion, which is our most significant since we became a public company, involves increased capital expenditures and includes the building or expansion of eleven plants. Achievement of the benefits of the expansion is dependant in part on our ability to successfully manage the demands such expansion places on our management resources and engineering and quality teams with respect to not only the building or modification of the physical plants, but also the simultaneous launch of a sizable number of new programs. Our ability to manage the various expansion projects simultaneously may be challenged by factors beyond our control, such as the ability to hire a sufficient number of qualified personnel in the locations required at a cost that does not significantly exceed the cost anticipated when we quoted the business. Further, due to the long lead time required to support production under awarded future business from automobile manufacturers, we must commit substantial resources and incur significant costs before we receive the benefit of the revenue from that business, which will impact our profitability. If the production levels for the new business fall short of the levels anticipated or the timing of that production changes, due to lack of commercial success of one or more particular vehicle models or otherwise, we may not realize all of the future sales expected for the awarded business, and we may have difficulty recouping the costs expended in the expansion.

We could be adversely affected by any shortage of supplies causing a production disruption.

        Either we, our customers, or other suppliers may experience supply shortages of, or delays in the supply of, components or raw materials. This could be caused by a number of factors, including insufficient production line capacity or manpower or working capital constraints or other factors, including weather emergencies and natural or man-made disasters impacting the accessibility of raw materials or components, labor or social/political unrest, commercial disputes, public health concerns or acts of terrorism or other hostilities. Due to the industry's reliance on "just-in-time" delivery of components during the assembly and manufacture of vehicles, oftentimes only minimal inventories of supplies are readily available. Further, if an issue arises, many components cannot be re-sourced quickly or inexpensively to another supplier due to, among other things, long lead times to full production, the unavailability of other suppliers or demands imposed by alternative suppliers. Although we consider the production capacities, financial condition and physical locations of suppliers in our selection process, there is no assurance that the foregoing factors will not result in any shortages or delays. Further, we and others in our industry have been rationalizing and consolidating our supply base in order to manage and reduce the cost of purchased goods and services and, in addition, due to the turbulence in the automotive industry, several suppliers have ceased operations. As a result, there is greater dependence on fewer sources of supply for certain components and materials. Further, many suppliers downsized significantly during the economic downturn and may face capacity constraints as the industry recovery progresses or liquidity issues in light of economic pressures. These factors could increase the possibility of a supply shortage of any particular component or material.

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

        In 2012, approximately 71% of our sales originated outside the United States. We translate sales and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. This translation is based on average exchange rates during a reporting period. During times of a strengthening U.S. dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

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

        We have significant operations outside the United States, and expanding our operations in certain emerging markets such as China and Brazil and building our business relationships with Asian automotive manufacturers are important elements of our growth strategy. Operations outside of the United States, particularly operations in emerging markets, are subject to various risks which may not be present or as significant for operations within U.S. markets, and our exposure to these risks increases as we expand. Government actions in markets subject to governmental control, both in terms of policy-setting as well as actions directly affecting our operations, and economic uncertainty in some geographic regions in which we operate, such as certain emerging markets, could result in the disruption of markets and negatively affect our results of operations and cash flows in those areas.

        Risks inherent in our international operations include: exposure to local economic conditions; wage inflation in emerging markets; social plans that prohibit or increase the cost of certain restructuring actions, particularly in certain European countries; increases in working capital requirements related to long supply chains or regional terms of business; currency exchange controls; foreign currency exchange rate fluctuations including devaluations; variations in protection of intellectual property and other legal rights; import or export licensing requirements; the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems; restrictive governmental actions such as restrictions on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures; increased risk of corruption; changes in laws and regulations, including the laws and policies of the United States affecting trade and foreign investment; more expansive legal rights of foreign labor unions; the potential for nationalization of enterprises; exposure to local public health concerns and the resultant impact on economic and political conditions; and unsettled social and political conditions in general and possible terrorist attacks, drug cartel related violence or acts of war or expansion of hostilities. Further, there are potential tax inefficiencies in repatriating funds from non-U.S. subsidiaries. The likelihood of such occurrences and their potential effect on the Company vary from country to country and are unpredictable.

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

        We own significant intellectual property, including a large number of patents, trademarks, copyrights and trade secrets, and are involved in numerous licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the patents we own or license. Further, as we expand our operations in jurisdictions where the protection of intellectual property rights is less robust, such as China where we are building a new research and development facility, the risk of others duplicating our proprietary technologies increases, despite efforts we undertake to protect them. Although management believes that the loss or expiration of any single intellectual property right would not have a material effect on our results of operations or financial position, there can be no assurance that multiple patents and other intellectual property rights will not be challenged, invalidated or circumvented by third parties. As a result, developments or assertions by or against us relating to intellectual property rights, and any inability to protect these rights, could materially adversely impact our business and our competitive position.

Our business and results of operations would be materially and adversely affected if we lost any of our largest customers.

        For the year ended December 31, 2012, sales to our four largest customer groups on a worldwide basis were approximately 62% of our total sales. Although business with each customer is typically split among numerous contracts, if we lost a major customer or that customer significantly reduced its purchases of our products, there could be a material adverse affect on our business, results of operations and financial condition.

Commodity inflationary pressures may adversely affect our profitability and the viability of our Tier 2 and Tier 3 supply base.

        The cost of most of the commodities we use in our business, such as ferrous metals, base metals, and petroleum-based products as well as energy and transportation costs, has increased significantly in the past few years. Although prices have not remained at peak levels for certain of our raw materials and manufactured components, such as steel, castings and rare earth metals, inflationary pressures have continued to increase for certain other commodities, such as leather rawhides, yarn and certain resins as examples. Further, as production increases, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. These pressures put significant operational and financial burdens on us and our suppliers, potentially resulting in declining margins and operating results. It is generally difficult to pass the full extent of increased prices for manufactured components and raw materials through to our customers and, even if passed through to some extent, the recovery is typically on a delayed basis. Furthermore, our suppliers may not be able to handle the commodity cost increases. The unstable condition of some of our suppliers or their failure to perform has caused us to incur additional costs which negatively impacted certain of our businesses in 2012. If inflationary pressures worsen, our suppliers may not be able to perform as we expect, which may have a negative impact on our results of operations and financial condition.

Continuing pricing pressures from our customers may adversely affect our profitability.

        Pricing pressure in the automotive supply industry has been substantial and is likely to continue. Virtually all vehicle manufacturers seek price reductions in both the initial bidding process and during the term of the contract. Estimating such amounts is subject to uncertainties because any price reductions are a result of negotiations with our customers and other factors. Price reductions have impacted our sales and profit margins and are expected to do so in the future. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may adversely affect our profitability.

We may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us.

        In our business we have an inherent risk of product liability and warranty claims, and we may be required to participate in product recalls. Vehicle manufacturers have experienced a higher level of recall campaigns in recent years, and are increasingly looking to their suppliers for contribution when faced with product liability, warranty and recall claims. In addition, we have been subject to continuing efforts by our customers to change contract terms and conditions concerning warranty and recall participation. Further, as vehicle manufacturers lengthen their warranty commitments to consumers and the affected vehicles age, warranty claims may increase. Finally, we have experienced, and may continue to see, an increase in our costs to defend product liability cases, due to the bankruptcies of Chrysler LLC and General Motors Corporation. Given the foregoing and the uncertain nature of litigation of such matters, product liability, warranty and recall costs could have a material adverse effect on our financial condition, results of operations and cash flows.

We are subject to governmental regulations that are already extensive and are growing, which will increase our costs and could adversely affect our business, reputation and results of operations.

        We and the automotive industry are subject to a variety of federal, state, local and international laws and regulations, including those relating to the reporting of certain claims, and those affecting taxes and levies, healthcare costs, and international trade and immigration, among other things, all of which may have a direct or indirect effect on our business.

        Further, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was passed in 2010 generally to address practices in the financial services industry, but it also contained provisions relating to the origin of tin, tantalum, tungsten and gold, referred to as "conflict minerals." These provisions, together with the implementing regulations that were enacted in 2012, require companies to publicly disclose if they use in their products conflict minerals that were mined in the Democratic Republic of the Congo or adjoining countries and that supported armed groups in those areas. Companies are required to conduct a reasonable country of origin inquiry and, if required, due diligence to make this determination. We will incur costs in order to comply with these requirements, including those necessary to solicit our supply chain. Also, if we cannot conclude that our products are "conflict free" we may face reputational challenges, including that our customers may no longer be willing to purchase such products from us. These regulations may also adversely affect the supply and pricing of materials used in our products as suppliers alter their purchasing patterns. Other provisions of the Dodd-Frank Act, including those relating to certain derivatives transactions, while directed at financial institutions, require us to devote management time and expend resources to determine and address the impact of those requirements on our operations. The same is true of the employer requirements under the U.S. Patient Protection and Affordable Care Act.

        In addition, compliance with complex U.S. and international laws and regulations that apply to our international operations increases our cost of doing business and, in some cases, restricts our ability to conduct business. These regulations are numerous and sometimes conflicting, and include import and export laws, sanctioned country restrictions, competition (or anti-trust) laws, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, data privacy requirements, tax laws and accounting requirements. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, as well as prohibitions on the conduct of our business and on our ability to offer our products in one or more countries, and could also materially affect our reputation, business and results of operations.

        Although we have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws and regulations. Further, compliance with the multiple applicable federal, state, local and international laws and regulations currently in effect, including those described above, or those that may be adopted in the future, could increase our costs of doing business and could adversely affect our operations and results of operations.

Our results of operations may be adversely affected by environmental and safety regulations or concerns.

        Laws and regulations governing environmental and occupational safety and health are complicated, change frequently and have tended to become stricter over time. As a manufacturing company, we and our operations are subject to these laws and regulations both inside and outside the United States. We may not be in complete compliance with such laws and regulations at all times, and violations of these requirements could result in fines or sanctions, obligations to investigate or remediate contamination, third party property damage or personal injury claims due to the migration of contaminants off-site, or modification or revocation of our operating permits. As an owner and operator, we could also be responsible under some laws for responding to contamination detected at any of our operating sites or at third party sites to which our wastes were sent for disposal, regardless of whether we caused the contamination, or the legality of the original activity. Our costs or liabilities relating to these matters may be more than the amount we have reserved and the difference may be material. We have spent and will continue to spend money to comply with environmental requirements, which expenditures could be significant in order to comply with evolving environmental, health and safety laws that may be adopted in the future. In addition, certain of our subsidiaries are subject to pending litigation raising various environmental and health and safety claims, including certain asbestos-related claims. While our annual costs to defend and settle these claims in the past have not been material, given the inherent uncertainty of litigation, we cannot provide assurance that this will remain so in the future.

Our pension and other postretirement benefits expense and the funding requirements of our pension plans could materially increase, reducing our profitability.

        Although we have taken action to limit our future liabilities under certain of our defined benefit pension plans, including the two largest (our U.S. salaried pension plan and our U.K. pension plan have both been frozen), a significant number of our employees and former employees are entitled to benefits under defined benefit pension plans or retirement/termination indemnity plans. The obligations and expense recognized in our financial statements for these plans is actuarially determined based on certain assumptions which are driven by market conditions, including interest rates. Additionally, market conditions impact the underlying value of the assets held by the plans for settlement of these obligations. Further declines in interest rates or the market values of the securities held by the plans, or certain other changes, could further negatively affect the funded status of these plans and the level and timing of required contributions in 2014 and beyond. Additionally, these factors could significantly increase our pension expense and reduce our profitability.

        We also sponsor other postretirement employee benefits ("OPEB") primarily in the United States and Canada. We fund our OPEB costs on a pay-as-you-go basis; accordingly, the related plans have no assets. We are subject to increased OPEB cash outlays and costs due to increasing health care costs, among other factors. Increases in the expected costs of health care in excess of current assumptions could increase our actuarially determined obligations and our related OPEB expense along with future cash outlays.

Work stoppages or other labor issues at our facilities or the facilities of our customers or those in our supply chain could have a material adverse effect on our business, results of operations and financial condition.

        Due to normal and ordinary labor negotiations or as a result of a specific labor dispute, a work stoppage may occur in our facilities or those of our customers or other suppliers. Actions taken to address negative industry trends in recent years, coupled with the industry recovery in North America, or social/political and economic pressures in Europe may have the effect of exacerbating labor relations problems which could increase the possibility of such a work stoppage. In addition, labor work stoppages by other groups on which the supply chain depends, such as port workers or other logistics groups, could also negatively impact us. If any of our customers experience a material work stoppage, either directly or as a result of a work stoppage at another supplier, that customer may halt or limit the purchase of our products. Similarly, a work stoppage at our facilities or one of our own suppliers or others in the supply/delivery chain could limit or stop our production of or ability to deliver the affected products. Such interruptions could have a material adverse effect on our business, results of operations and financial condition.

A disruption in our information technology ("IT") systems could adversely impact our business and operations.

        We rely on the accuracy, capacity and security of our IT systems, some of which are managed by third parties, and our ability to continually update these systems in response to the changing needs of our business. We may incur significant costs in order to implement the security measures that we feel are appropriate to protect our IT Systems. However, despite the security measures we implement, our systems or data could be breached and/or damaged by computer viruses or unauthorized physical or electronic access. Such a breach could result in not only business disruption, but also theft of our intellectual property or trade secrets and/or unauthorized access to controlled data and personal information stored in connection with our human resources function. Any interruption or breach of our

IT systems could adversely affect our business operations. Further, as we continue to increase our use of centralized Shared Service Centers for efficiency purposes, the significance of any interruption or breach of the related IT systems will increase. To the extent that any data is lost or destroyed or any confidential information is inappropriately disclosed or used, it could adversely affect our competitive position, affect our relationships with our customers, harm our business and possibly lead to claims or liability based upon alleged breaches of contract or applicable laws.

We have recorded a significant amount of goodwill and other identifiable intangible assets, which may become impaired in the future, adversely affecting our financial condition.

        We have recorded a significant amount of goodwill, which represents the excess of cost over the fair value of the net assets of the business acquired, and other identifiable intangible assets, including trademarks and customer relationships. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income. As of December 31, 2012, goodwill and other identifiable intangible assets totaled $1,756 million, or 16% of our total assets. We remain subject to future financial statement risk in the event that goodwill or other identifiable intangible assets become further impaired.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal executive offices are located in Livonia, Michigan. Our operations include numerous manufacturing, research and development, warehousing facilities and offices. We own or lease principal facilities located in 12 states in the United States and in 24 other countries as follows: Brazil, Canada, China, the Czech Republic, France, Germany, Italy, Japan, Malaysia, Mexico, Poland, Portugal, Romania, Singapore, Slovakia, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Tunisia, Turkey, and the United Kingdom.

        Approximately 53% of our principal facilities are used by the Chassis Systems segment, 23% are used by the Occupant Safety Systems segment, 4% are used by the Electronics segment and 20% are used by the Automotive Components segment. Our corporate headquarters are contained within the Chassis Systems segment numbers below. We consider our facilities to be adequate for our current uses.

        Of the total number of principal facilities operated by us, approximately 58% of such facilities are owned and 42% are leased.

        A summary of our principal facilities, by segment, type of facility and geographic region, as of December 31, 2012 is set forth in the following tables. Additionally, where more than one segment utilizes a single facility, that facility is categorized by the purposes for which it is primarily used.

Chassis Systems

Principal Use of Facility	North America	Europe	Asia Pacific(2)	Other(2)	Total
Manufacturing(1)	22	28	14	4	68
Research and Development	3	4	4	1	12
Warehouse	3	7	2	2	14
Office	2	4	4	—	10

Total number of facilities	30	43	24	7	104

Occupant Safety Systems

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total
Manufacturing(1)	5	24	1	1	31
Research and Development	2	3	—	—	5
Warehouse	2	3	—	—	5
Office	1	2	—	—	3

Total number of facilities	10	32	1	1	44

Electronics

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total
Manufacturing(1)	2	3	1	—	6
Research and Development	2	—	—	—	2

Total number of facilities	4	3	1	—	8

Automotive Components

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total
Manufacturing(1)	7	19	9	3	38
Office	1	—	—	—	1

Total number of facilities	8	19	9	3	39

(1)
Although primarily classified as Manufacturing locations, several sites maintain a large Research and Development presence located within the same facility.

(2)
For management reporting purposes Chassis Systems—Asia Pacific and Other contain several primarily Occupant Safety Systems facilities including Research and Development Technical Centers and Manufacturing locations.

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

        The Company has been named as a defendant in purported class action lawsuits filed on various dates from June 2012 through January 2013 in the United States District Court for the Eastern District of Michigan and the Superior Court of Justice in Ontario, Canada on behalf of vehicle purchasers, lessors and dealers alleging that the Company and certain of its competitors conspired to fix and raise prices for Occupant Safety Systems products in the U.S. The Company intends to defend these cases vigorously. Management believes that the ultimate resolution of these cases will not have a material adverse effect on the Company's consolidated financial statements as a whole.

  Other Contingencies

        The information concerning other legal proceedings involving the Company contained in Note 18 of our consolidated financial statements included in Item 8 of this Report is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange under the symbol "TRW". As of February 8, 2013, we had 119,292,837 shares of common stock, $0.01 par value, outstanding (119,297,505 shares issued less 4,668 shares held as treasury stock) and 71 holders of record of such common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

        The tables below show the high and low sales prices for our common stock as reported by the New York Stock Exchange for each of our fiscal quarters in 2012 and 2011.

	Price Range of Common Stock
	Years Ended December 31,
	2012		2011
	High	Low	High	Low
4th Quarter	$53.94	$43.86	$44.50	$28.85
3rd Quarter	48.22	33.23	60.36	31.90
2nd Quarter	49.08	35.72	60.10	48.24
1st Quarter	48.67	32.82	63.26	51.38

Issuer Purchases of Equity Securities

        In its 2011 Annual Report on Form 10-K, the Company announced that its board of directors approved a share repurchase program that is intended to offset, on an ongoing basis, the dilution created by the Company's stock incentive plan (the "Anti-Dilution Program"). The Anti-Dilution Program does not have an expiration date. In addition, on October 1, 2012, the Company announced a share repurchase program that had been approved by its board of directors during the third quarter of 2012 to acquire up to $1 billion of the Company's outstanding common stock that extends through December 31, 2014. Both repurchase programs may be modified, suspended or terminated by the board of directors at any time without prior notice. The Company anticipates acquiring the shares under both programs from time to time as management deems appropriate, although the Company is not obligated to repurchase any shares under either program.

        During the six months ended June 29, 2012, the Company purchased the maximum number of shares authorized for purchase in 2012 under the Anti-Dilution Program, although up to 1.5 million additional shares may be purchased in each subsequent year.

        The following table summarizes information relating to purchases of the Company's common stock made by or on behalf of the Company in accordance with the $1 billion repurchase program, including purchases made pursuant to one or more 10b5-1 trading plans, during the fourth quarter of 2012.

Period(a)	Total Number of Shares Purchased(b)	Average Price Paid Per Share(c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(d)
September 29, 2012 through November 2, 2012	—	—	—	$1,000,000,000
November 3, 2012 through November 30, 2012	1,707,958	48.37	1,707,958	$917,380,119
December 1, 2012 through December 31, 2012	1,604,533	51.60	1,604,533	$834,581,827

Total	3,312,491	$49.94	3,312,491	$834,581,827

(a)
Monthly information is presented by reference to the Company's fiscal months during the fourth quarter of 2012, based upon settlement of each transaction.

(b)
All of the shares indicated were purchased under an ongoing $1 billion repurchase program announced on October 1, 2012 that extends through December 31, 2014. During the six months ended June 29, 2012, the Company purchased the maximum number of shares authorized for purchase in 2012 under the Anti-Dilution Program (which was announced in the Company's Annual Report on Form 10-K filed on February 16, 2012), although up to 1.5 million additional shares may be purchased in each subsequent year.

(c)
Excluding commissions.

(d)
The dollar values in this column reflect the approximate dollar value of shares that may yet be purchased under the $1 billion repurchase program. In addition, 1.5 million shares may be purchased in 2013 and each subsequent year in accordance with the Anti-Dilution Program.

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

        The amounts available for us for share repurchases are restricted by our debt agreements. If our leverage ratio as defined in our senior credit facilities is greater than 1.5 to 1.0, our amended and restated credit agreement restricts our ability to repurchase shares of our common stock pursuant to a formula based on our consolidated net income. Certain of the indentures governing our outstanding notes also limit our ability to repurchase shares.

Dividend Policy

        We do not currently pay any cash dividends on our common stock, and instead intend to retain any earnings for capital structure improvements, future operations and expansion. The amounts available to us to pay cash dividends are restricted by our debt agreements. If our leverage ratio as defined in our senior credit facilities is greater than 1.5 to 1.0, our amended and restated credit agreement restricts our ability to pay dividends on our common stock pursuant to a formula based on our consolidated net income. Certain of the indentures governing our outstanding notes also limit our ability to pay dividends. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

        The following table provides information about our equity compensation plans as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by security holders(2)	4,862,245	$36.38	(3)	6,148,580
Equity compensation plans not approved by security holders	N/A	N/A		N/A

Total	4,862,245	$36.38		6,148,580

(1)
All of the securities remaining available for future issuance are available under our 2012 plan. The number shown excludes securities outstanding under such plan which are included in the first column, "Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights."

(2)
The 2003 plan was approved by our stockholders prior to our initial public offering; our public stockholders approved an amendment to that plan in 2009 that increased the number of shares subject to the plan. Our public stockholders approved our 2012 plan in May 2012.

(3)
Represents the weighted average exercise price of 1,698,337 outstanding stock options and 2,291,626 outstanding stock-settled stock appreciation rights as of December 31, 2012. The remaining securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2012 represent 857,782 restricted stock units and 14,500 phantom stock units which have no exercise price and have been excluded from the calculation of the weighted average exercise price above.

Stock Performance Graph

        The graph below provides an indicator of our cumulative total stockholder return as compared with Standard & Poor's 500 Stock Index and the Standard & Poor's Supercomposite Auto Parts & Equipment Index based on currently available data. The graph assumes an initial investment of $100 on December 31, 2007 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2012. Each of these December dates represents the last trading date of the applicable year.

Comparison of 5 Year Cumulative Total Return

	Ticker	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11(1)	12/31/12
TRW Automotive	TRW	$100.00	$17.22	$114.26	$252.15	$155.98	$256.51
S&P 500	SPX	$100.00	$63.00	$79.69	$91.71	$93.62	$108.59
S&P Supercomposite Auto Parts and Equipment Index	S15AUTP	$100.00	$47.08	$73.17	$114.31	$99.44	$100.05

(1)
Represents the last trading day of the year.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included under Item 8 below.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share amounts)
Statements of Operations Data:
Sales	$16,444	$16,244	$14,383	$11,614	$14,995
Net earnings (losses)	1,041	1,195	875	73	(764)
Net earnings (losses) attributable to TRW	1,008	1,157	834	55	(779)
Earnings (Losses) Per Share:
Basic earnings (losses) per share:
Earnings (losses) per share	$8.24	$9.37	$6.96	$0.51	$(7.71)
Weighted average shares	122.4	123.5	119.8	107.8	101.1
Diluted earnings (losses) per share:
Earnings (losses) per share	$7.83	$8.82	$6.49	$0.51	$(7.71)
Weighted average shares	129.7	133.0	131.3	108.7	101.1

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in millions)
Balance Sheet Data:
Total assets	$10,857	$10,262	$9,288	$8,732	$9,272
Total liabilities	7,088	7,123	7,050	7,423	8,004
Total debt (including short-term debt and current portion of long-term debt)	1,462	1,532	1,846	2,371	2,922

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our Business

        We are among the world's largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers, or OEMs, and related aftermarkets. Our operations primarily encompass the design, manufacture and sale of active and passive safety related products and systems, which often includes the integration of electronics components and systems. We operate our business along four segments: Chassis Systems, Occupant Safety Systems, Electronics and Automotive Components.

        We are primarily a "Tier 1" supplier, with approximately 86% of our end-customer sales in 2012 made to major OEMs. Of our 2012 sales, approximately 43% were in Europe, 36% were in North America, 17% were in Asia, and 4% were in the rest of the world.

Financial Results

        For the year ended December 31, 2012:

  •
  Our net sales were $16.4 billion, which represents an increase of $200 million from the prior year. The increase in sales was driven primarily by higher demand for our active and passive safety products, increased vehicle production in North America and Asia Pacific, and increased module sales globally, partially offset by lower vehicle production in Europe and the negative effects of foreign currency movements between the two periods.

  •
  Operating income was $1,085 million compared to $1,260 million from the prior year. The decrease in operating income of $175 million resulted primarily from increased restructuring charges, the negative impact of foreign currency exchange, a net loss related to settlement and curtailment activity within the U.S. salaried pension plan and certain retiree medical benefits, and planned cost increases to support future growth, partially offset by the contribution from higher sales volume.

  •
  Net earnings attributable to TRW were $1,008 million as compared to $1,157 million from the prior year. This decrease of $149 million was primarily the result of the decline in operating income and a lower income tax benefit, partially offset by a decrease in losses recognized on the retirement of debt and lower interest expense.

  •
  We generated positive operating cash flow of $956 million as compared to $1,120 million from the prior year, while capital expenditures were $623 million as compared to $571 million from the prior year. The decrease in positive operating cash flow of $164 million was primarily due to lower cash earnings, increased cash paid for taxes and employee benefit-related payments, partially offset by improvements in working capital and a reduction in cash paid for restructuring and severance related matters. The increase in capital expenditures was primarily to support our manufacturing expansion and growth initiatives.

  •
  Our cash on hand at year end was $1,223 million, a decrease of $18 million from the prior year end. During the year we utilized $268 million of cash on hand to repurchase over 5.6 million shares of common stock under our repurchase programs and we repurchased $48 million in principal of debt using $53 million of cash on hand.

  •
  Our outstanding debt at year end was $1,462 million, which was a historic low, primarily due to the repurchase of $48 million in principal amount of our senior unsecured notes.

Recent Trends and Market Conditions

        Our business and operating results are directly affected by the relative strength of the global automotive industry, which tends to be driven by macro-economic factors such as consumer confidence, fluctuating commodity and fuel prices and regulatory/governmental initiatives. The primary trends and market conditions impacting our business in 2012 included:

  General Economic Conditions:

          During 2012, automotive suppliers benefitted from increased production levels in North America resulting from healthy vehicle demand in the U.S. Throughout Europe, the economy continues to experience overall weakness and to be negatively influenced by the ongoing sovereign debt crisis and banking concerns in the euro zone. Further, deterioration of consumer demand has spread throughout the entire region with formerly stable markets, such as Germany, also being impacted by consumer concerns. In China, the economy has responded positively to governmental easing policies, however, growth forecasts have been revised downward compared to earlier estimates.

          Globally, the economic sentiment remains cautious given the ongoing sovereign debt crisis and recessionary conditions in Europe and slowing growth in China. The global automotive industry remains fragile and susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles.

  Production Levels:

          Vehicle production levels in North America and Asia Pacific during 2012 continued on a positive trend and partially offset declines in Europe.

          In 2012, approximately 43% of our sales originated in Europe. The automobile market in this region experienced lower production levels in 2012 compared to 2011, primarily as a result of decreased European consumer demand caused by weak consumer confidence related to the overall economic environment. As a result, we initiated restructuring actions in 2012 as part of our ongoing effort to better align our cost structure with European automotive market conditions. We remain cautious for 2013, as negative economic conditions and inventory destocking within the euro zone continue to place downward pressure on vehicle demand and production.

          In 2012, approximately 36% of our sales originated in North America. Production levels in this region were higher in 2012 compared to 2011, primarily due to improved consumer sentiment and the release of pent-up demand for vehicles. Production growth for the Detroit Three (defined as Chrysler Group LLC, Ford Motor Company, and General Motors Company, combined) lagged behind the overall growth for the region until the fourth quarter of 2012 when it was consistent with the overall growth rate within North America. The Japanese OEMs significantly increased production in 2012 compared to 2011 as they recovered from the constraints caused by the earthquake and tsunami in Japan that occurred in 2011. In general, our financial results are more closely correlated to the production by the Detroit Three given our higher sales content to these manufacturers compared to Japanese manufacturers.

          In 2012, approximately 21% of our sales originated in regions outside of Europe and North America (primarily China, which comprised approximately 13% of total sales). Despite a general slowing in economic growth compared to original expectations at the beginning of the year, increased consumer demand in China drove higher production levels during 2012 compared to 2011. While Japanese OEM production disruptions continue in China due to the current anti-Japanese sentiment, the impact on us is expected to be minimal due to our customer base.

  Product Mix:

          Product mix tends to be influenced by a variety of factors such as gasoline prices, consumer income and wealth and governmental regulations (e.g. fuel economy standards driving higher volumes of small car production). In Europe, demand has historically tended to be toward smaller, more fuel efficient vehicles. In North America, product mix tends to be more correlated to short-term fluctuations in the price of gasoline and consumer sentiment and wealth, thereby causing production to swing between sport utility vehicles/light trucks and more economical passenger cars. In general, smaller, more fuel efficient vehicles tend to be less profitable for OEMs and suppliers.

  Supply Base:

          As production levels increase, Tier 2 and Tier 3 suppliers face the challenges of managing through increased working capital and capital expenditure requirements. Given the increased production levels in North America, there are concerns about suppliers' ability to timely meet increased demand with existing capacity. Conversely, with the declines in production in Europe, there are concerns about suppliers' viability stemming from broader industry restructuring actions. Further, in some cases, capacity constraints, limited availability of raw materials or components or financial instability of the Tier 2 and Tier 3 supply base poses a risk of supply disruption to us. We have experienced additional costs due to such factors and we may continue to incur such costs in the future.

          We have dedicated resources and systems to closely monitor the viability and performance of our supply base and are constantly evaluating opportunities to mitigate the risk and/or effects of any supplier disruption.

  Inflation and Pricing Pressure:

          Overall commodity volatility is an ongoing concern for our business and has been a considerable operational and financial focus for us. As production levels rise, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. Although prices for certain raw materials and manufactured components that have traditionally been susceptible to inflation have declined, we may continue to experience inflationary pricing pressure. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in such costs. However, it is generally difficult to pass the full extent of increased prices for manufactured components and raw materials through to our customers in the form of price increases and, even if passed through to some extent, the recovery is typically on a delayed basis.

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

  Foreign Currencies:

          During 2012, we experienced a negative impact from foreign currency effects on our reported earnings in U.S. dollars compared to 2011, primarily resulting from the translation of results denominated in other currencies, such as the euro.

          Our operating results will continue to be impacted by our buying, selling and borrowing in currencies other than the functional currency of our operating companies. In order to abate the impact of fluctuations in exchange rates between these currencies and to delay the impact of adverse exchange rate trends, we utilize hedging instruments where appropriate, taking into consideration their cost and their effectiveness.

Strategic Initiatives

        In general, our long-term objectives are geared toward profitably growing our business, expanding our newer, innovative technologies, winning new contracts, generating cash, strengthening our market position, and enhancing long-term shareholder value. On an ongoing basis, we evaluate our competitive position in the global automotive supply industry and determine what actions may be required to maintain and improve that position.

        As production levels rise in strategic growth markets such as China, we will continue to focus on investing appropriate levels of capital to support anticipated growth and expansion. These investments are critical as they position us to benefit from expected long-term growth opportunities.

        We believe that a continued focus on research, development and engineering activities is also critical to maintaining our leadership position in the industry and meeting our long-term objectives. As a result, despite cautious global economic sentiment, we continue our commitment to invest in facilities and infrastructure in order to support new business awards and achieve our long-term growth plans, as evidenced by our expectation of continued increases in capital expenditures in 2013.

        In the near term, we will continue to focus on our growth strategies, cash generation and capital structure improvement, while managing through the near-term industry challenges, such as the general economic slowdown in Europe.

        Although we believe that we have established a firm foundation for continued profitability, we continue to evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions and the production plans of our customers. Due to prolonged uncertainties in Europe, we continue to assess our cost base in the region, and in 2013 we intend to continue our restructuring efforts that began during the fourth quarter of 2012, including plant rationalizations, targeted workforce reductions and adjustments to certain of our fixed costs, to align our operations with the existing environment in that region.

Antitrust Matters

        In connection with the Antitrust Investigation in the United States, one of the Company's German subsidiaries entered into a plea agreement with the DOJ involving sales of Occupant Safety Systems products. This agreement was approved by the court, thereby concluding the DOJ's current investigation of the Company. However, the Antitrust Investigation by the European Commission is ongoing and its duration and outcome remain uncertain. While we cannot estimate the ultimate financial impact of the European investigation, we will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

Our Debt and Capital Structure

        During 2012, we continued to focus on improving the strength and flexibility of our capital structure, resulting in outstanding debt of $1.5 billion and a cash balance of $1.2 billion as of December 31, 2012. On September 28, 2012, we entered into the Eighth Amended and Restated Credit Agreement (the "Eighth Credit Agreement") with the lenders party thereto. The Eighth Credit Agreement provides for senior secured credit facilities consisting of (i) a revolving credit facility in the amount of $1.4 billion which matures in September 2017, subject to certain conditions (the "Revolving Credit Facility"), and (ii) additional availability which may be used in the future for one or more term loans or additional revolving facilities. The Eighth Credit Agreement amends certain other provisions of the prior credit agreement, including replacing the Revolving Credit Facility's leverage-based pricing grid with a ratings-based grid, reducing the interest rate on amounts drawn under the Revolving Credit Facility and the fees charged on undrawn availability, as well as amending certain other covenants which are now more favorable to us.

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

        On October 1, 2012, we announced that our board of directors approved a share repurchase program to acquire up to $1 billion of our outstanding stock that extends through December 31, 2014. The program is anticipated to be funded through cash from operations and available liquidity facilities. Under this program, during the fourth quarter of 2012, we purchased 3.3 million shares using cash on hand totaling approximately $166 million. This program is in addition to the share repurchase program announced on February 16, 2012 that is intended to offset, on an ongoing basis, the dilution created by our stock incentive plan. Under that program, during the first half of 2012, we reached the 2012 board authorized limit to repurchase 2.3 million shares of our common stock using cash on hand totaling approximately $102 million. With respect to both programs, we are not obligated to repurchase any dollar amount or number of shares, and the specific timing and amount of repurchases under both programs will vary based on market and business conditions and other factors.

        See "Issuer repurchases of equity securities" in Part II, Item 5, of this Report for further information regarding the share repurchase programs.

        See "LIQUIDITY AND CAPITAL RESOURCES" below and Note 12 to our consolidated financial statements included in Item 8 of this Report for further information.

CRITICAL ACCOUNTING ESTIMATES

        The critical accounting estimates that affect our financial statements and that use judgments and assumptions are listed below. Materially different amounts could be reported under varied conditions and assumptions.

        Goodwill.    Goodwill, which represents the excess of cost over the fair value of the net assets of businesses acquired, was approximately $1,756 million as of December 31, 2012, or 16% of our total assets.

        In accordance with Accounting Standards Codification ("ASC") 350, "Intangibles—Goodwill and Other," we assess goodwill for impairment on an annual basis. Such assessment can be done on a qualitative or quantitative basis. To qualitatively assess the likelihood of goodwill being impaired, we consider the following factors at the reporting unit level: the excess of fair value over carrying value as of the last impairment test, the length of time since the last fair value measurement, the current carrying value, market and industry metrics, actual performance compared to forecasted performance, and our current outlook on the business. If the qualitative assessment indicates it is more likely than not that goodwill is impaired, we will perform quantitative impairment testing at the reporting unit level.

        To quantitatively test goodwill for impairment, we estimate the fair value of a reporting unit and compare the fair value to the carrying value. If the carrying value exceeds the fair value, then a possible impairment of goodwill may exist and further evaluation is required. Fair values are based on the cash flows projected in the reporting units' strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Revenue growth rates included in the plans are generally based on industry specific data. We use external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards over a five-year period. The projected profit margin assumptions included in the plans are based on the current cost structure, anticipated price givebacks provided to our customers and cost reductions/increases. If different assumptions were used in these plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be required to be recorded.

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

        We test our trademark indefinite-lived intangible assets for impairment on at least an annual basis, or when events and circumstances indicate that they may be impaired, by comparing the fair values to the carrying values. If the carrying value exceeds the fair value, the asset is written down to its fair value. Fair value is determined utilizing the relief from royalty method, which is based on projected cash flows, discounted at a risk-adjusted rate of return.

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

        Pensions.    We account for our defined benefit pension plans in accordance with ASC 715 "Compensation—Retirement Benefits," which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination involves the selection of various assumptions, including expected rates of return on plan assets and discount rates.

        A key assumption in determining our net pension expense in accordance with ASC 715 is the expected long-term rate of return on plan assets. The expected return on plan assets that is included in pension expense is determined by applying the expected long-term rate of return on assets to a calculated market-related value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. Asset gains and losses will be amortized over five years in determining the market-related value of assets used to calculate the expected return component of pension income. We review our long-term rate of return assumptions annually through comparison of our historical actual rates of return with our expectations, and consultation with our actuaries and investment advisors regarding their expectations for future returns. While we believe our assumptions of future returns are reasonable and appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future pension expense. The weighted average expected long-term rate of return on assets used to determine net periodic benefit cost was 6.48% for 2012 as compared to 6.72% for 2011 and 6.76% for 2010.

        Another key assumption in determining our net pension expense is the assumed discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the highest ratings given by a recognized ratings agency, and that have cash flows similar to those of the underlying benefit obligation. The weighted average discount rate used to calculate the benefit obligations as of December 31, 2012 was 4.16% as compared to 4.76% as of December 31, 2011. The weighted average discount rate used to determine net periodic benefit cost for 2012 was 4.76% as compared to 5.49% for 2011 and 5.73% for 2010.

        Based on our assumptions as of December 31, 2012, the measurement date, a change in these assumptions, holding all other assumptions constant, would have the following effect on our pension costs and obligations on an annual basis:

	Impact on Net Periodic Benefit Cost
	Increase			Decrease
	U.S.	U.K.	All Other	U.S.	U.K.	All Other
	(Dollars in millions)
.25% change in discount rate	$(2)	$5	$(3)	$2	$(4)	$3
.25% change in expected long-term rate of return	(2)	(13)	(1)	2	13	1

	Impact on Obligations
	Increase			Decrease
	U.S.	U.K.	All Other	U.S.	U.K.	All Other
	(Dollars in millions)
.25% change in discount rate	$(34)	$(156)	$(34)	$35	$162	$35

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

        Our 2013 pension income is estimated to be approximately $129 million in the U.K., while our pension expense is estimated to be approximately $12 million in the U.S. and $57 million for the rest of the world (based on December 31, 2012 exchange rates), which includes the effects of the settlement of certain pension obligations of participants who accepted one-time lump sum payment offers made in 2012. During 2013, our minimum expected funding is approximately $50 million for U.S. pension plans (subject to reduction based on application of 2012 discretionary payments), and £30 million, or $48 million, for the U.K. pension plan and $52 million for pension plans in the rest of the world (based on December 31, 2012 exchange rates). However, we may, at our discretion, make additional contributions.

        The current triennial funding valuation dated March 31, 2012, of the U.K. Pension Plan (the "U.K. Plan") will be filed in June of 2013. This preliminary funding valuation, calculated on a U.K. statutory basis, reflects a deficit of $207 million. There are a number of fundamental differences in the determination of the funded status pursuant to ASC 715 and the U.K. statutory funding valuation. The U.K. funding valuation employs statutory funding principles and guidance issued by the U.K. Pensions Regulator, the U.K. regulatory body ultimately responsible for approving deficit recovery plans. This requires the use of conservative, or "prudent," assumptions in determining the Plan's funded position, as opposed to ASC 715 which requires that "best estimate" assumptions be employed. For example, the funding valuation uses a U.K. government bond yield as the underlying reference discount rate to calculate the present value of the plan obligations as compared to high quality corporate bond rates which are used in determining obligations under ASC 715. Other differences between U.K. statutory funding and U.S. GAAP valuation bases include differing price/pension inflation rates and life expectancy assumptions.

        We have previously agreed with the U.K plan trustee to make £30 million in annual contributions, which will continue until the earlier of 2023 or until the Plan reaches a funding level of 100% on a conservative, or "prudent," basis. We do not anticipate any changes to this schedule as a result of the aforementioned 2012 funding valuation.

        Other Postretirement Benefits.    We account for our postemployment benefits other than pensions ("OPEB") in accordance with ASC 715 which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination involves the selection of various assumptions, including a discount rate and health care cost trend rates used to value benefit obligations. The discount rate reflects the current rate at which the OPEB liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the highest ratings given by a recognized ratings agency and that have cash flows similar to those of the underlying benefit obligation. We develop our estimate of the health care cost trend rates used to value the benefit obligation through review of our recent health care cost trend experience and through discussions with our actuary regarding the experience of similar companies. Changes in the assumed discount rate or health care cost trend rate can have a significant impact on our actuarially determined liability and related OPEB expense.

        The following are the significant assumptions used in the measurement of the accumulated projected benefit obligation ("APBO") as of the measurement date for each year:

	2012		2011
	U.S.	Rest of World	U.S.	Rest of World
Discount rate	4.00%	4.00%	4.75%	4.50%
Initial health care cost trend rate at end of year	7.00%	4.00%	7.00%	7.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2017	2017	2018	2015

        Based on our assumptions as of December 31, 2012, the measurement date, a change in these assumptions, holding all other assumptions constant, would have the following effect on our OPEB expense and obligation on an annual basis.

	Impact on Net Postretirement Benefit Cost
	Increase		Decrease
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
0.25% change in discount rate	$—	$(1)	$—	$1
1% change in assumed health care cost trend rate	$1	$1	$(1)	$(1)

	Impact on Obligation
	Increase		Decrease
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
0.25% change in discount rate	$(7)	$(3)	$7	$3
1% change in assumed health care cost trend rate	$20	$9	$(18)	$(8)

        Our 2013 OPEB income is estimated to be approximately $3 million (based on December 31, 2012 exchange rates), which includes the effects of the adoption of certain amendments which modify future benefits for participants. We fund our OPEB obligation on a pay-as-you-go basis. In 2013, we expect to contribute approximately $38 million to our OPEB plans.

RESULTS OF OPERATIONS

        The following consolidated statements of earnings compare the results of earnings for the periods presented:

Total Company Results of Operations

Consolidated Statements of Earnings

	Years Ended December 31,
	2012	2011	Variance
	(Dollars in millions)
Sales	$16,444	$16,244	$200
Cost of sales	14,655	14,384	271

Gross profit	1,789	1,860	(71)
Administrative and selling expenses	634	613	21
Amortization of intangible assets	12	15	(3)
Restructuring charges and asset impairments	95	27	68
Other (income) expense—net	(37)	(55)	18

Operating income	1,085	1,260	(175)
Interest expense—net	111	118	(7)
Loss on retirement of debt—net	6	40	(34)
Gain on business acquisition	—	(7)	7
Equity in earnings of affiliates, net of tax	(40)	(39)	(1)

Earnings before income taxes	1,008	1,148	(140)
Income tax (benefit) expense	(33)	(47)	14

Net earnings	1,041	1,195	(154)
Less: Net earnings attributable to noncontrolling interest, net of tax	33	38	(5)

Net earnings attributable to TRW	$1,008	$1,157	$(149)

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

        Sales for the year ended December 31, 2012 increased by $200 million, or 1%, as compared to the year ended December 31, 2011. The increase in sales was driven by higher production volume primarily in North America and Asia Pacific (net of lower volume in Europe) and increased global module sales, together totaling $938 million, partially offset by the unfavorable impact of foreign currency exchange of $738 million.

        Changes in both vehicle production levels and our sales, by major geographic region, as compared to the prior year are presented below:

	Variance
	Vehicle Production(a)	TRW Sales
North America	17%	16%
Europe	(5)%	(13)%
Rest of World	9%	13%

(a)
Source: Primarily IHS Automotive light vehicle production forecast.

        The increase in our sales in North America for the year ended December 31, 2012 was slightly lower than the regional increase in vehicle production. However, the increase in our sales to our primary customers, the Detroit Three, outpaced the 7% increase in their production due to increased demand for our safety products. In Europe, in addition to lower vehicle production levels, sales were negatively impacted by foreign currency exchange. Excluding the impact of foreign currency exchange, sales decreased 6% in Europe, which was generally in line with the decline in production. In the Rest of World, the increase in our sales outpaced the industry production increase due to a favorable concentration of customers, particularly in China, and increased demand for our safety products. Foreign currency exchange negatively impacted our sales in the Rest of World as well. Excluding the impact of foreign currency exchange, sales increased 17% in the Rest of World.

        Cost of sales increased by $271 million, or 2%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was driven primarily by additional costs associated with higher volume and inflation, together totaling $927 million, partially offset by the favorable impact of foreign currency exchange of $656 million. These additional costs resulted in the following variances to the major components within our cost of sales:

(Dollars in millions)
Cost of sales, year ended December 31, 2011	$14,384
Material	385
Labor and other	(83)
Depreciation	(31)

Cost of sales, year ended December 31, 2012	$14,655

        Gross profit, as a percentage of sales, for the year ended December 31, 2012 was 10.9% compared to 11.5% for the year ended December 31, 2011. This contraction was driven primarily by the increased proportion of lower-margin modules business, costs to support growth plans (such as increased research, development, engineering and labor) and the unfavorable impact of foreign currency exchange.

        Gross profit decreased by $71 million as compared to the year ended December 31, 2011. The decrease in gross profit was driven primarily by the unfavorable impact of foreign currency exchange of $82 million, increased costs to support growth plans (such as research, development, engineering and other salary costs) of $60 million, the non-recurrence of a prior year favorable resolution of a commercial matter of $19 million and lower margin related to businesses divested in the third quarter of 2012 and fourth quarter of 2011 of $8 million. Partially offsetting these unfavorable items was the favorable impact of higher sales (net of a higher proportion of lower margin business) of $98 million.

        Administrative and selling expenses, as a percentage of sales, were 3.9% for the year ended December 31, 2012 as compared to 3.8% for the year ended December 31, 2011. The increase of $21 million was primarily driven by a net loss of $52 million related to settlement and curtailment activity within the U.S. salaried pension plan and for certain retiree medical benefits, as well as increased wages and benefits of $21 million, partially offset by lower costs incurred related to the antitrust matters of $17 million, the non-recurrence of a $10 million expense recognized related to the termination of the transaction and monitoring fee agreement with an affiliate of The Blackstone Group L.P., and the favorable impact of foreign currency exchange of $25 million.

        Restructuring charges and asset impairments increased by $68 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. This was driven by higher severance and other charges of $71 million, primarily related to our restructuring efforts in Europe, partially offset by a decrease in asset impairments of $3 million.

        Other income—net decreased by $18 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was due to lower gains on sales of assets and divestitures of $9 million, lower royalty and grant income of $8 million, the non-recurrence of a prior year $6 million reversal of litigation charges related to the favorable resolution of certain legacy pension matters, a fine of $5 million recorded for antitrust matters, and lower other miscellaneous income and the unfavorable impact of foreign currency exchange, together totaling $5 million. These decreases were partially offset by an improvement in the provision for bad debts of $15 million.

        Interest expense—net decreased by $7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily as the result of lower overall debt levels, partially offset by reduced interest income.

        Loss on retirement of debt was $6 million for the year ended December 31, 2012 compared to $40 million for the year ended December 31, 2011. During 2012, we repurchased portions of our senior unsecured notes totaling $48 million in principal amount and recorded a loss on retirement of debt of $5 million which included the write-off of a portion of related debt issue costs. In addition, we entered into the Eighth Credit Agreement and recorded a loss on retirement of debt of $1 million related to the write-off of a portion of debt issuance costs associated with the prior credit agreement.

        During 2011, we repurchased portions of our senior notes and senior exchangeable notes totaling approximately $256 million and $85 million, respectively, in principal amount and recorded a loss on retirement of debt of $24 million and $13 million, respectively, which included the write-off of a portion of debt issue costs. Also during 2011, in conjunction with the termination of the 2012 commitments under the prior credit agreement, we recorded a loss on retirement of debt of $3 million related to the write-off of a portion of debt issuance costs.

        Income tax benefit for the year ended December 31, 2012 was $33 million on pre-tax earnings of $1,008 million as compared to income tax benefit of $47 million on pre-tax earnings of $1,148 million for the year ended December 31, 2011. Income tax benefit for the year ended December 31, 2012 includes a tax benefit of approximately $255 million related to various tax planning and restructuring actions. This tax benefit is related to our ability to utilize U.S. foreign tax credits that will be realized in the future as a result of our improved performance in the U.S. and favorable foreign rate variances resulting from certain fourth quarter legal entity restructuring. Income tax benefit for the year ended December 31, 2012 also includes a net benefit of $63 million which is comprised of two items: 1) a net expense of $37 million resulting from net losses in certain foreign jurisdictions with no corresponding tax benefit due to increases in our valuation allowances, and 2) a net tax benefit of $100 million resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in Canada and certain other foreign subsidiaries. Income tax expense for the year ended December 31, 2011 includes a benefit of $326 million related to reductions in our global valuation allowance against net deferred tax assets (primarily related to our U.S. operations) and a net benefit of approximately $50 million related to the favorable resolution of various tax matters in foreign jurisdictions and other tax matters. The income tax rate varies from the United States statutory income tax rate due primarily to the items noted above as well as favorable foreign tax rates, holidays, and credits.

 Consolidated Statements of Earnings

	Years Ended December 31,
	2011	2010	Variance
	(Dollars in millions)
Sales	$16,244	$14,383	$1,861
Cost of sales	14,384	12,661	1,723

Gross profit	1,860	1,722	138
Administrative and selling expenses	613	509	104
Amortization of intangible assets	15	22	(7)
Restructuring charges and asset impairments	27	45	(18)
Other (income) expense—net	(55)	(38)	(17)

Operating income	1,260	1,184	76
Interest expense—net	118	162	(44)
Loss on retirement of debt—net	40	15	25
Gain on business acquisition	(7)	—	(7)
Equity in earnings of affiliates, net of tax	(39)	(34)	(5)

Earnings before income taxes	1,148	1,041	107
Income tax (benefit) expense	(47)	166	(213)

Net earnings	1,195	875	320
Less: Net earnings attributable to noncontrolling interest, net of tax	38	41	(3)

Net earnings attributable to TRW	$1,157	$834	$323

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

        Sales for the year ended December 31, 2011 increased by $1,861 million, or 13%, as compared to the year ended December 31, 2010. The increase in sales was driven by higher production volume and increased demand for our active and passive safety products and other automotive components of $1,341 million, as well as the favorable impact of foreign currency exchange of $520 million.

        Changes in both vehicle production levels and our sales, by major geographic region, as compared to the prior year are presented below:

	Variance
	Vehicle Production(a)	TRW Sales
North America	10%	17%
Europe	6%	9%
Rest of World	—%	16%

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

        Cost of sales increased by $1,723 million, or 14%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was driven primarily by additional costs associated with higher volume and inflation, together which totaled $1,228 million, and the unfavorable impact of foreign currency exchange of $495 million. These additional costs resulted in the following variances to the major components within our cost of sales:

(Dollars in millions)
Cost of sales, year ended December 31, 2010	$12,661
Material	1,349
Labor and other	390
Depreciation	(16)

Cost of sales, year ended December 31, 2011	$14,384

        Gross profit, as a percentage of sales, for the year ended December 31, 2011 was 11.5% compared to 12.0% for the year ended December 31, 2010. This contraction was driven primarily by the increased costs to support growth plans (such as increased research, development and engineering), the impact of inflation on direct material costs, and the unfavorable impact of foreign currency exchange.

        Gross profit increased by $138 million as compared to the year ended December 31, 2010. The increase in gross profit was driven primarily by the favorable impact of higher volume of $214 million, the favorable impact of foreign currency exchange of $25 million, lower warranty expense and higher pension and postretirement income, together which totaled $21 million, and the favorable resolution of a commercial matter of $19 million. Partially offsetting these favorable items were the non-recurrence of a $26 million gain on curtailment of the U.S. salaried pension plan and increased engineering costs and inflation, together which totaled $115 million.

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

        Other income—net improved by $17 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This improvement was due to a favorable change of $14 million in litigation charges related to a legacy pension matter, an increase in net gains on sales of assets and divestitures of $12 million, an increase in royalty and grant income of $10 million, and an increase in other miscellaneous income of $3 million, partially offset by an increase in the provision for bad debts of $12 million and unfavorable impact of foreign currency exchange of $10 million.

        Interest expense—net decreased by $44 million for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily as the result of lower overall debt levels.

        Loss on retirement of debt was $40 million for the year ended December 31, 2011 compared to $15 million for the year ended December 31, 2010. During 2011, we repurchased portions of our senior notes and senior exchangeable notes totaling $256 million and $85 million, respectively, in principal amounts and recorded a loss on retirement of debt of $24 million and $13 million, respectively, which included the write-off of a portion of related debt issuance costs. Additionally, in conjunction with the termination of the 2012 commitments under our prior credit agreement, we recorded a loss on retirement of debt of $3 million related to the write-off of a portion of debt issuance costs.

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

        Income tax benefit for the year ended December 31, 2011 was $47 million on pre-tax earnings of $1,148 million as compared to income tax expense of $166 million on pre-tax earnings of $1,041 million for the year ended December 31, 2010. Income tax expense for the year ended December 31, 2011 includes a benefit of $326 million which is comprised of two items: 1) a net benefit of $131 million resulting from net income in the U.S. and certain foreign jurisdictions with no corresponding tax expense due to utilization of valuation allowances, and 2) a benefit of $195 million resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in the United States and certain foreign subsidiaries. Income tax expense for the year ended December 31, 2011 also includes a net benefit of approximately $50 million related to the favorable resolution of various tax matters in foreign jurisdictions and other tax matters. Income tax expense for the year ended December 31, 2010 includes a benefit of $144 million related to reductions in our global valuation allowance against net deferred tax assets and a benefit of $24 million related to the favorable resolution of various tax matters in foreign jurisdictions. The income tax rate varies from the United States statutory income tax rate due primarily to the items noted above and the impact of reversing the valuation allowance in the United States, as well as favorable foreign tax rates, holidays, and credits.

SEGMENT RESULTS OF OPERATIONS

  Sales, Including Intersegment Sales

	Years Ended December 31,
	2012	2011	2010	2012 vs. 2011 Variance	2011 vs. 2010 Variance
	(Dollars in millions)
Chassis Systems	$10,413	$10,055	$8,577	$358	$1,478
Occupant Safety Systems	3,377	3,630	3,482	(253)	148
Electronics	1,556	1,335	1,150	221	185
Automotive Components	1,898	1,940	1,707	(42)	233
Intersegment eliminations	(800)	(716)	(533)	(84)	(183)

Total sales	$16,444	$16,244	$14,383	$200	$1,861

  Cost of Sales

	Years Ended December 31,
	2012	2011	2010	2012 vs. 2011 Variance	2011 vs. 2010 Variance
	(Dollars in millions)
Chassis Systems	$9,465	$9,016	$7,649	$449	$1,367
Occupant Safety Systems	3,057	3,237	3,047	(180)	190
Electronics	1,347	1,185	1,001	162	184
Automotive Components	1,711	1,752	1,560	(41)	192
Intersegment eliminations	(800)	(716)	(533)	(84)	(183)

Segment cost of sales	$14,780	$14,474	$12,724	$306	$1,750

  Earnings Before Taxes

	Years Ended December 31,
	2012	2011	2010	2012 vs. 2011 Variance	2011 vs. 2010 Variance
	(Dollars in millions)
Chassis Systems	$604	$775	$660	$(171)	$115
Occupant Safety Systems	254	334	373	(80)	(39)
Electronics	197	139	138	58	1
Automotive Components	115	101	72	14	29

Segment earnings before taxes	1,170	1,349	1,243	(179)	106
Corporate expense and other	(78)	(81)	(66)	3	(15)
Financing costs	(111)	(118)	(162)	7	44
Loss on retirement of debt—net	(6)	(40)	(15)	34	(25)
Net earnings attributable to noncontrolling interest, net of tax	33	38	41	(5)	(3)

Earnings before income taxes	$1,008	$1,148	$1,041	$(140)	$107

        Certain income and costs not associated with the current operations of our segments are recorded within Corporate. For example, we recognize transactions related to our closed pension plan in the

U.K. within Corporate. This plan included hourly employees, substantially all of whom are not actively employed by the Company. Other items recognized within Corporate include costs associated with corporate staff and related expenses, financing costs and gains or losses on the retirement of debt.

  Restructuring Charges and Asset Impairments Included in Earnings Before Taxes

	Years Ended December 31,
	2012	2011	2010	2012 vs. 2011 Variance	2011 vs. 2010 Variance
	(Dollars in millions)
Chassis Systems	$68	$6	$10	$62	$(4)
Occupant Safety Systems	20	9	23	11	(14)
Electronics	—	1	(1)	(1)	2
Automotive Components	7	11	12	(4)	(1)
Corporate	—	—	1	—	(1)

Total restructuring charges and asset impairments	$95	$27	$45	$68	$(18)

Chassis Systems

  Comparison of the year ended December 31, 2012 and December 31, 2011:

        Sales, including intersegment sales increased $358 million, or 4%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was driven primarily by higher production volume and increased global module sales, together totaling $912 million, partially offset by the unfavorable impact of foreign currency exchange of $450 million and lower sales of $104 million related to businesses divested in the third quarter of 2012 and the fourth quarter of 2011.

        Cost of sales increased by $449 million, or 5%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily consisting of higher material costs of $461 million, partially offset by lower labor and other costs of $12 million. These increases were primarily driven by costs associated with higher volume and inflation of $921 million and the non-recurrence of a prior year favorable resolution of a commercial matter of $19 million. Partially offsetting the increase in costs was the favorable impact of foreign currency exchange of $395 million and lower cost of sales of $96 million related to businesses divested in the third quarter of 2012 and fourth quarter of 2011.

        Earnings before taxes, as a percentage of sales, was 5.8% for the year ended December 31, 2012 and 7.7% for the year ended December 31, 2011. The contraction was primarily driven by the unfavorable impact of foreign currency exchange, higher restructuring costs and increased engineering costs and inflation, partially offset by the favorable profit impact of higher volume and cost reductions.

        Earnings before taxes decreased by $171 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was driven primarily by increased restructuring costs of $62 million, increased costs to support growth plans (such as research, development, engineering and other salary costs) of $56 million, the unfavorable impact of foreign currency exchange of $51 million, the non-recurrence of benefits related to businesses divested in the third quarter of 2012 and fourth quarter of 2011 of $22 million, the non-recurrence of a prior year favorable resolution of a commercial matter of $19 million and lower inflation and other costs (including warranty and pension) in excess of cost savings of $13 million. Partially offsetting these unfavorable items was the favorable profit impact of higher volume (net of an increased proportion of lower margin business) of $52 million.

        Restructuring charges and asset impairments increased by $62 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was driven primarily by higher severance and other charges of $64 million, primarily related to our restructuring efforts in Europe, partially offset by a decrease in asset impairments of $2 million.

  Comparison of the year ended December 31, 2011 and December 31, 2010:

        Sales, including intersegment sales increased $1,478 million, or 17%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was driven primarily by a higher production volume of $1,157 million and the favorable impact of foreign currency exchange of $321 million.

        Cost of sales increased by $1,367 million, or 18%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily consisting of higher material costs of $1,118 million and higher labor and other costs of $249 million. These increases were primarily driven by costs associated with increased volume and inflation of $1,084 million and the impact of foreign currency exchange of $302 million. Partially offsetting the increase in additional costs was a favorable resolution of a commercial matter of $19 million.

        Earnings before taxes, as a percentage of sales, was 7.7% each for the years ended December 31, 2011 and 2010. The stable earnings percentage was primarily driven by the favorable profit impact of higher volume and the favorable impact of foreign currency exchange, offset by increased engineering costs, inflation, price reductions, and the non-recurrence of certain litigation matters and curtailments.

        Earnings before taxes increased by $115 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was driven primarily by the favorable profit impact of higher volume of $160 million, the favorable resolution of a commercial matter of $19 million, the favorable impact of foreign currency exchange of $17 million, lower warranty expense of $9 million, and a gain on a business acquisition of $7 million. Partially offsetting these favorable items were increased engineering costs, inflation and other costs, together which totaled $87 million, and the non-recurrence of a prior year gain on curtailment of the U.S. salaried pension plan of $10 million.

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

Occupant Safety Systems

  Comparison of the year ended December 31, 2012 and December 31, 2011:

        Sales, including intersegment sales decreased $253 million, or 7%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was driven primarily by the unfavorable impact of foreign currency exchange of $201 million and price reductions provided to customers of $86 million, partially offset by higher volume of $34 million.

        Cost of sales decreased by $180 million, or 6%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily consisting of lower material costs of $105 million and lower labor and other costs of $75 million. These decreases were primarily driven by the favorable impact of foreign currency exchange of $177 million and cost reductions in excess of additional costs associated with higher volume of $3 million.

        Earnings before taxes, as a percentage of sales, was 7.5% for the year ended December 31, 2012 compared to 9.2% for the year ended December 31, 2011. This contraction was primarily driven by price reductions provided to customers for certain products as well as a higher proportion of lower margin business and the unfavorable impact of foreign currency exchange, partially offset by cost reduction efforts.

        Earnings before taxes decreased by $80 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was driven by price reductions provided to customers of $86 million, unfavorable impact of volume combined with a higher proportion of lower margin business, together which totaled $36 million, the unfavorable impact of foreign currency exchange of $16 million, and higher restructuring charges of $11 million. Partially offsetting these unfavorable items were cost reductions (net of inflation and other costs) of $69 million.

        Restructuring charges and asset impairments increased by $11 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 due to higher severance and other charges primarily related to our restructuring efforts in Europe.

  Comparison of the year ended December 31, 2011 and December 31, 2010:

        Sales, including intersegment sales increased $148 million, or 4%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was driven primarily by higher volume of $137 million and the favorable impact of foreign currency exchange of $116 million, partially offset by price reductions provided to customers of $105 million.

        Cost of sales increased by $190 million, or 6%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily consisting of higher material costs of $132 million and higher labor and other costs of $58 million. These increases were primarily driven by the unfavorable impact of foreign currency exchange of $115 million and costs associated with higher volume and inflation of $75 million.

        Earnings before taxes, as a percentage of sales, was 9.2% for the year ended December 31, 2011 compared to 10.7% for the year ended December 31, 2010. This contraction was primarily driven by price reductions provided to customers for certain products as well as a higher proportion of lower margin business.

        Earnings before taxes decreased by $39 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This decrease was driven by price reductions provided to customers of $105 million, the non-recurrence of a $4 million gain on curtailment of the U.S. salaried pension plan and the unfavorable impact of foreign currency exchange of $4 million. Partially offsetting these unfavorable items were cost reductions of $60 million and lower restructuring charges of $14 million.

        Restructuring charges and asset impairments decreased by $14 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to lower severance and other charges.

Electronics

  Comparison of the year ended December 31, 2012 and December 31, 2011:

        Sales, including intersegment sales increased by $221 million, or 17%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was driven primarily by higher volume of $240 million, partially offset by the unfavorable impact of foreign currency exchange of $19 million.

        Cost of sales increased by $162 million, or 14%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily consisting of higher material costs of $137 million and higher labor and other costs of $25 million. These increases were driven by additional costs associated with higher volume and inflation of $178 million, partially offset by the favorable impact of foreign currency exchange of $16 million.

        Earnings before taxes, as a percentage of sales, was 12.7% for the year ended December 31, 2012 compared to 10.4% for the year ended December 31, 2011. The increase was primarily driven by the favorable profit impact of higher sales and cost reduction efforts, as well as the non-recurrence of the negative impact on operations due to the earthquake and tsunami in Japan that occurred in the prior year.

        Earnings before taxes increased by $58 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This variance was driven by the favorable profit impact of higher volume (net of a higher proportion of lower margin business) of $52 million and cost reductions (net of inflation and other items) of $6 million.

        Restructuring charges and asset impairments decreased by $1 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011, due to lower severance and other charges.

  Comparison of the year ended December 31, 2011 and December 31, 2010:

        Sales, including intersegment sales increased by $185 million, or 16%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was driven primarily by higher volume of $152 million and the favorable impact of foreign currency exchange of $33 million.

        Cost of sales increased by $184 million, or 18%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily consisting of higher material costs of $156 million and higher labor and other costs of $28 million. These increases were driven by additional costs associated with higher volume, inflation, and premium costs incurred as a direct result of the earthquake and tsunami in Japan, together which totaled $149 million, and the unfavorable impact of foreign currency exchange of $35 million.

        Earnings before taxes, as a percentage of sales, was 10.4% for the year ended December 31, 2011 compared to 12.0% for the year ended December 31, 2010. This contraction was primarily driven by the negative impact on operations due to the earthquake and tsunami in Japan, inflation, and the unfavorable impact of foreign currency exchange.

        Earnings before taxes increased by $1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This variance was driven by the favorable profit impact of higher volume (net of a higher proportion of lower margin business) of $7 million, partially offset by the unfavorable impact of foreign currency exchange of $4 million. Increased premium costs incurred as a result from the earthquake and tsunami in Japan, as well as increased engineering costs and inflation, were largely offset by cost reduction efforts.

        Restructuring charges and asset impairments increased by $2 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010, due to higher severance and other charges.

Automotive Components

  Comparison of the year ended December 31, 2012 and December 31, 2011:

        Sales, including intersegment sales decreased by $42 million, or 2%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was driven primarily by the unfavorable impact of foreign currency exchange of $101 million, partially offset by higher volume of $59 million.

        Cost of sales decreased by $41 million, or 2%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily consisting of lower material costs of $25 million and lower labor and other costs of $16 million. These decreases were primarily driven by the favorable impact of foreign currency exchange of $88 million, partially offset by the impact of higher volume and inflation of $47 million.

        Earnings before taxes, as a percentage of sales, was 6.1% for the year ended December 31, 2012 compared to 5.2% for the year ended December 31, 2011. This increase was primarily driven by the favorable profit impact of higher volume and cost reduction efforts.

        Earnings before taxes increased by $14 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase in earnings was driven primarily by cost reductions (net of inflation and other costs) of $18 million and the favorable profit impact of higher volume (net of a higher proportion of lower margin business) of $8 million, partially offset by the unfavorable impact of foreign currency exchange of $12 million.

        Restructuring charges and asset impairments decreased by $4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to lower severance and other charges of $3 million and a decrease in asset impairments of $1 million.

  Comparison of the year ended December 31, 2011 and December 31, 2010:

        Sales, including intersegment sales increased by $233 million, or 14%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was driven primarily by higher volume of $166 million and the favorable impact of foreign currency exchange of $67 million.

        Cost of sales increased by $192 million, or 12%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, which primarily consisted of higher material costs of $127 million and higher labor and other costs of $65 million. These increases were primarily driven by costs associated with higher volume and inflation of $128 million and the unfavorable impact of foreign currency exchange of $64 million.

        Earnings before taxes, as a percentage of sales, was 5.2% for the year ended December 31, 2011 compared to 4.2% for the year ended December 31, 2010. This increase was primarily driven by the favorable profit impact of higher volume and cost reduction efforts.

        Earnings before taxes increased by $29 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase in earnings was driven primarily by the favorable profit impact of higher volume of $34 million, partially offset by the non-recurrence of a $7 million gain on curtailment of the U.S. salaried pension plan.

        Restructuring charges and asset impairments decreased by $1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to lower severance and other charges of $1 million.

LIQUIDITY AND CAPITAL RESOURCES

        We believe that funds generated from operations, cash on hand and available borrowing capacity will be adequate to fund our liquidity requirements. These requirements, which are significant, generally consist of working capital requirements, company-sponsored research and development programs, capital expenditures, contributions for pensions and postretirement benefits other than pensions, and debt service requirements. In addition, our current financing plans are intended to provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items, to repurchase shares of common stock and to reduce debt may be affected by general economic, industry specific, financial market, competitive, legislative and regulatory factors, including factors relating to the ongoing Antitrust Investigations.

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

        As of December 31, 2012, the amount of cash and cash equivalents held by foreign subsidiaries was $962 million. If these funds were needed for our operations in the U.S., we would be required to provide for U.S. federal and state income tax, foreign income tax, and foreign withholding taxes on the funds repatriated. We have already provided for these taxes in accordance with ASC 740-30-25 "Income Taxes" on a portion of these funds. However, for the remainder of the funds we have not provided for such taxes, as it is our intention that those funds are permanently reinvested outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations

Cash Flows

        Operating Activities.    Cash provided by operating activities was $956 million, $1,120 million and $1,052 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The decrease in cash provided by operations for 2012 as compared to 2011 was primarily the result of lower cash earnings, higher levels of cash payments for taxes of $77 million, employee benefit-related payments of $40 million, which included the payout for certain cash incentive and retention awards for executive officers and vice presidents that vested during the period, and higher levels of net cash payments for value-added taxes of $14 million due to the timing of cash flows associated with payments and collections. These unfavorable changes in operating cash flows were partially offset by improvements in working capital of $61 million, a reduction in restructuring and other severance-related payments of $22 million, and lower outflows for other liabilities. During 2012, we made discretionary pension contributions of $20 million.

        The increase in cash provided by operations for 2011 as compared to 2010 was primarily the result of increased cash earnings. Other items contributing to the improvement in cash provided by operations were decreased cash paid for pension and OPEB benefits of $108 million, which includes a $70 million decrease in discretionary pension contributions from 2010 to 2011, and favorable working capital changes of $42 million. These favorable changes in operating cash flows were partially offset by increased cash paid for taxes of $44 million, increased restructuring and other severance-related payments of $15 million, and higher outflows for employee compensation, benefits and other liabilities.

        Investing Activities.    Cash used in investing activities was $608 million, $509 million and $289 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Capital expenditures were $623 million, $571 million and $294 million for the years ended December 31, 2012, 2011 and 2010, respectively. These capital expenditures were primarily related to investing in new facilities, upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. In 2012 and 2011, a significant portion of our capital expenditures were made to support our strategic growth in China and Brazil. We expect to spend approximately 4.5% of sales during 2013 as we continue to invest in our strategic priorities and growth.

        Financing Activities.    Cash used in financing activities was $385 million, $405 million and $463 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        During 2012, we utilized $268 million of cash on hand to repurchase 5.6 million shares of our common stock. We also utilized $53 million of cash on hand to optionally repurchase portions of our senior unsecured notes totaling approximately $48 million in principal amount, and utilized $33 million of cash on hand to redeem other long-term debt. During 2012, certain of our subsidiaries paid $46 million of dividends to noncontrolling stockholders. In addition, we received $21 million of net proceeds from the exercise of stock options during 2012.

        During 2011, we utilized $426 million of cash on hand to optionally repurchase portions of our senior unsecured notes and exchangeable senior notes totaling approximately $341 million in principal amounts and we utilized $29 million of cash on hand to redeem other long-term debt. Also during 2011, we received $20 million of net proceeds from the exercise of stock options.

        During 2010, we utilized $562 million of cash on hand to optionally repay in full the outstanding Term Loan A-2 of $225 million and Term Loan B-3 of $175 million and repurchased portions of our senior unsecured notes totaling approximately $152 million in principal amount. Also during 2010, we received $76 million of net proceeds from the exercise of stock options.

Other Sources of Liquidity

        Liquidity Facilities.    We may draw down on, and use proceeds from, our Revolving Credit Facility to fund normal working capital needs from month to month in conjunction with available cash on hand. As of December 31, 2012, we had approximately $1.4 billion of availability under our revolving credit facility. This availability reflects no outstanding borrowings.

        On December 31, 2012, our subsidiaries in the Asia Pacific region also had various uncommitted credit facilities, of which $213 million was unutilized. We expect that these additional facilities will be drawn from time to time for normal working capital purposes and to fund capital expenditures in support of planned expansion in Asia Pacific.

        Under normal working capital utilization of liquidity, portions of the amounts drawn under our liquidity facilities typically are paid back throughout the month as cash from customers is received. We could then draw upon such facilities again for working capital purposes in the same or succeeding months.

        Senior Secured Credit Facilities.    In the third quarter of 2012, the Company entered into its Eighth Amended and Restated Credit Agreement (the "Eighth Credit Agreement") with the lenders party thereto. The Eighth Credit Agreement provides for senior secured credit facilities consisting of (i) a revolving credit facility in the amount of $1.4 billion which matures in September 2017, subject to certain conditions (the "Revolving Credit Facility"), and (ii) additional availability which may be used in the future for one or more term loans or additional revolving facilities (together with the Revolving Credit Facility, the "Facilities"). All of the Facilities are undrawn. The Eighth Credit Agreement also amends certain other provisions of the prior credit agreement, the Seventh Amended and Restated Credit Agreement, dated as of December 21, 2009 (the "Prior Agreement"), including replacing the Revolving Credit Facility's leverage-based pricing grid with a ratings-based pricing grid, reducing the interest rate on amounts drawn under the Revolving Credit Facility and the fees charged on undrawn availability, as well as amending certain other covenants which are now more favorable to the Company. Further, if the Company's leverage ratio as defined in the Eighth Credit Agreement is greater than 1.5 to 1.0, the agreement restricts the repurchase of indebtedness, the purchase or redemption of the Company's common stock, and the payment of cash dividends, pursuant to a formula based on the Company's consolidated net income. The Eighth Credit Agreement contains a number of other covenants, including financial covenants, that would impact our ability to borrow on the facility if not met and restrictive covenants that restrict, among other things and subject to certain exceptions, the ability to incur additional indebtedness and repay other indebtedness on our common stock. As of December 31, 2012, we were in compliance with all of our financial covenants. See "—Senior Secured Revolving Credit Facilities" in Note 12 to our consolidated financial statements included in Item 8 of this Report for a description of these facilities.

Other Capital Transactions

        Share Repurchase Programs.    On February 16, 2012, the Company announced that its board of directors approved a share repurchase program that is intended to offset, on an ongoing basis, the dilution created by the Company's stock incentive plan (the "Anti-Dilution Program"). During 2012, the Company repurchased 2.3 million shares of its common stock under the Anti-Dilution Program totaling $102 million. In addition, on October 1, 2012, the Company announced a share repurchase program that had been approved by its board of directors during the third quarter of 2012 to acquire up to $1 billion of the Company's outstanding common stock that extends through December 31, 2014. The Company also repurchased 3.3 million shares of its common stock under the share repurchase program announced on October 1, 2012 totaling $166 million. During 2013, we expect to spend approximately $500 million to repurchase shares of our common stock.

        Senior Note Debt Repurchases.    During 2012, the Company repurchased portions of its senior notes totaling approximately $48 million in principal amount and recorded a loss on retirement of debt of $5 million, including the write-off of a portion of debt issuance costs, discounts and premiums. In 2011, we repurchased portions of our senior notes and our exchangeable senior notes totaling $256 million and $85 million in principal amount, respectively. As a result of these transactions, we recorded a loss on retirement of debt of $37 million, including the write-off of a portion of debt issuance costs and premiums. These repurchases were funded from cash on hand.

Contractual Obligations and Commitments

        The following table reflects our significant contractual obligations as of December 31, 2012:

	Less Than One Year	One to Three Years		Three to Five Years	More Than Five Years	Total
	(Dollars in millions)
Short-term borrowings	$67	$—		$—	$—	$67
Long-term debt obligations	24	708	(b)	668	6	1,406
Capital lease obligations	2	4		3	4	13
Operating lease obligations	93	110		85	74	362
Projected interest payment on long-term debt(a)	101	142		95	1	339

Total	$287	$964		$851	$85	$2,187

(a)
Long term debt includes both fixed rate and variable rate obligations. As of December 31, 2012, approximately 5% of our total debt was at variable interest rates. The projected interest payment obligations are based upon (1) fixed rates where appropriate and (2) projected London Interbank Borrowing Rates ("LIBOR") obtained from third parties plus applicable margins as of the current balance sheet date for variable rate obligations. The projected interest payment obligations are also based upon debt outstanding at the balance sheet date and assume retirement at scheduled maturity dates.

(b)
In accordance with ASC 470-20, "Debt," upon issuance of our exchangeable notes a debt discount was recognized as a decrease in debt and an increase in equity. Accordingly, the fair value and carrying value of long-term fixed rate debt is net of the unamortized discount of $24 million as of December 31, 2012. The debt discount does not affect the actual amount we are required to repay, therefore it is excluded in the contractual obligation table but is reflected in the carrying value disclosed in Note 12 of this Report.

        As of December 31, 2012, we have unrecognized tax benefits of $160 million. However, due to a high degree of uncertainty regarding the timing of such future cash outflows, reasonable estimates cannot be made regarding the period of cash settlement with the applicable taxing authority.

        In addition to the obligations discussed above, we sponsor defined benefit pension plans that cover a significant portion of our U.S. employees and certain non-U.S. employees. Our pension plans in the U.S. are funded in conformity with the minimum funding requirements of the Pension Protection Act of 2006. Additionally, we periodically make discretionary contributions to the plans in support of risk management initiatives. Funding for our pension plans in other countries is based upon actuarial recommendations or statutory requirements. In 2013, our expected funding is $50 million for our U.S. pension plans (subject to reduction based on application of 2012 discretionary payments), £30 million, or $48 million for the U.K. plan and $52 million for pension plans in the rest of the world, however, we may, at our discretion, make additional contributions.

        We sponsor OPEB plans that cover the majority of our U.S. and certain non-U.S. retirees and provide for benefits to eligible employees and dependents upon retirement. We are subject to increased OPEB cash costs due to, among other factors, rising health care costs. We fund our OPEB obligations on a pay-as-you-go basis. In 2013, we expect to contribute approximately $38 million to our OPEB plans.

        We also have liabilities recorded for various environmental matters. As of December 31, 2012, we had reserves for environmental matters of $67 million. We expect to pay approximately $14 million in 2013 in relation to these matters.

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

CONTINGENCIES

        The information concerning the ongoing Antitrust Matters contained in Item 3 "Legal Proceedings" of this Report and the information concerning other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 18 to our consolidated financial statements included in Item 8 of this Report, is incorporated herein by reference. The additional information concerning environmental matters included in Item 1 "Business—Environmental Matters" of this Report is also incorporated herein by reference.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        See Note 2 to our consolidated financial statements included in Item 8 of this Report for a discussion of recently issued accounting pronouncements.

OUTLOOK

        We expect full year 2013 sales to be in the range of $16.4 billion to $16.7 billion, including first quarter sales of approximately $4.1 billion. These sales figures are based on expected 2013 production levels of 15.8 million units in North America, 18.3 million units in Europe, continued expansion in vehicle production volumes in China and the other rest of world regions, and our expectations for foreign currency exchange rates. We expect our full year 2013 effective tax rate to be approximately 28% to 30%.

        In general, we expect global production levels in 2013 to be comparable to 2012. In North America, the industry recovery continues in a positive direction with moderate growth expected in 2013. Production levels are expected to improve, with the Detroit Three growth rate expected to be consistent with the overall growth rate within North America. In Europe, we expect prolonged overall weakness in the economy with continued deteriorating demand spreading more broadly throughout the region. Economic concerns and inventory destocking will continue to negatively impact vehicle production levels in Europe in the first half of 2013, with a potential improvement in vehicle production in the second half. While we have implemented near-term, temporary cost containment actions, this volatility will likely have a negative impact on our profitability, especially in the first half of 2013, as we react to varying production levels. At the same time, growth in Asia Pacific and Latin America is expected to continue at a moderate pace in 2013. Considering the expected long-term growth within these regions, we continue to invest appropriate levels of capital, engineering and infrastructure to underpin our expansion.

        We continue to evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions and the production plans of our customers. Due to prolonged uncertainties in Europe, we will continue to assess our cost base in the region, and in 2013 we intend to continue our restructuring efforts that began during the fourth quarter of 2012 to align our operations with the existing environment in that region. As a result, we expect to incur restructuring charges of approximately $50 million in 2013. We believe these efforts are necessary actions in order to preserve our competitiveness and will provide lasting benefit over the long term.

        We continue to monitor overall commodity volatility and its potential inflationary impact. Prices for certain raw materials and manufactured components that have traditionally been susceptible to inflation have declined; therefore we expect net commodity inflation to be immaterial in 2013. We will continue to monitor commodity costs and work with our suppliers and customers to manage changes in such costs as required.

        We continue to monitor the Tier 2 and Tier 3 supply base and its ability to perform as expected as it faces additional financial and operational challenges in the current environment due to variable production levels and overall economic concerns. The inability of any major supplier to meet its commitments could negatively impact us either directly or by negatively affecting our customers. We pursue alternate sources of supply where necessary and practicable.

        Although the plea agreement between one of the Company's German subsidiaries and the DOJ has been approved by the court, which concludes the DOJ's current investigation of the Company, the Antitrust Investigation by the European Commission is ongoing. While we cannot estimate the ultimate financial impact of the European investigation at this time, we will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

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

        There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in Item 1A "Risk Factors" in this Report, in "—Executive Overview" above, and in our other filings with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We undertake no obligation to update or revise forward-looking statements which have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Our primary market risks arise from fluctuations in foreign currency exchange rates, interest rates and commodity prices. We manage foreign currency exchange rate risk, interest rate risk and, to a lesser extent, commodity price risk by utilizing various derivative instruments. We limit the use of such instruments to hedging activities; we do not use such instruments for speculative or trading purposes. If we did not use derivative instruments, our exposure to such risks would be higher. We are exposed to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. We attempt to manage this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to fully satisfy their obligations under the contracts. However, given historical disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, there is no guarantee that the financial institutions with whom we contract will be able to fully satisfy their contractual obligations.

        Foreign Currency Exchange Rate Risk.    We enter into forward contracts and, to a lesser extent, options to hedge portions of our foreign currency denominated forecasted revenues, purchases and the subsequent cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of December 31, 2012, approximately 22% of our total debt was in foreign currencies, as compared to 23% as of December 31, 2011.

        Interest Rate Risk.    We are subject to interest rate risk in connection with variable-rate debt. In order to manage interest costs, we may occasionally utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. As of December 31, 2012 and 2011, approximately 5% and 4%, respectively, of our total debt was at variable interest rates.

        Commodity Price Risk.    From time to time, we may utilize derivative financial instruments to manage select commodity price risks. Forward purchase agreements generally meet the criteria to be accounted for as normal purchases. Forward purchase agreements which do not or no longer meet these criteria are classified and accounted for as derivatives.

        Sensitivity Analysis.    We utilize a sensitivity analysis model to calculate the fair value, cash flows or statement of earnings impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of December 31, 2012 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed. The results of the sensitivity model calculations follow:

Market Risk

	Assuming a 10% U.S.$ Strengthening	Assuming a 10% U.S.$ Weakening	Favorable (Unfavorable) Change in
	(Dollars in millions)
Foreign Currency Rate Sensitivity:
—Forward sales contracts of U.S.$ and net purchased U.S.$ put options	$(55)	$57	Fair value
—Forward purchase contracts of U.S.$ and net purchased U.S.$ call options	$23	$(23)	Fair value
—Foreign currency denominated debt	$32	$(32)	Fair value

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Favorable (Unfavorable) Change in
	(Dollars in millions)
Interest Rate Sensitivity:
Debt
—Fixed rate	$10	$(10)	Fair value
—Variable rate	$—	$—	Cash flow

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Years Ended December 31,
	2012	2011	2010
	(In millions, except per share amounts)
Sales	$16,444	$16,244	$14,383
Cost of sales	14,655	14,384	12,661

Gross profit	1,789	1,860	1,722
Administrative and selling expenses	634	613	509
Amortization of intangible assets	12	15	22
Restructuring charges and asset impairments	95	27	45
Other (income) expense—net	(37)	(55)	(38)

Operating income	1,085	1,260	1,184
Interest expense—net	111	118	162
Loss on retirement of debt—net	6	40	15
Gain on business acquisition	—	(7)	—
Equity in earnings of affiliates, net of tax	(40)	(39)	(34)

Earnings before income taxes	1,008	1,148	1,041
Income tax (benefit) expense	(33)	(47)	166

Net earnings	1,041	1,195	875
Less: Net earnings attributable to noncontrolling interest, net of tax	33	38	41

Net earnings attributable to TRW	$1,008	$1,157	$834

Basic earnings per share:
Earnings per share	$8.24	$9.37	$6.96

Weighted average shares outstanding	122.4	123.5	119.8

Diluted earnings per share:
Earnings per share	$7.83	$8.82	$6.49

Weighted average shares outstanding	129.7	133.0	131.3

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Comprehensive Earnings

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Net earnings	$1,041	$1,195	$875
Other comprehensive earnings (losses):
Foreign currency translation	72	(141)	12
Retirement obligations, net of tax(a)	(260)	(46)	(35)
Deferred cash flow hedges, net of tax(b)	58	(56)	7

Total other comprehensive losses	(130)	(243)	(16)
Comprehensive earnings	911	952	859
Less: Comprehensive earnings attributable to noncontrolling interest	38	39	41

Comprehensive earnings attributable to TRW	$873	$913	$818

(a)
Tax on retirement obligations for the years ended December 31, 2012, 2011 and 2010 was $126 million, $(97) million, and $(39) million, respectively.

(b)
Tax on deferred cash flow hedges as of December 31, 2012, 2011 and 2010 was $(19) million, $17 million, and $(3) million, respectively.

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Balance Sheets

	As of December 31,
	2012	2011
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,223	$1,241
Accounts receivable—net	2,200	2,222
Inventories	975	845
Prepaid expenses and other current assets	165	126
Deferred income taxes	165	193

Total current assets	4,728	4,627
Property, plant and equipment—net	2,385	2,137
Goodwill	1,756	1,753
Intangible assets—net	293	298
Pension assets	823	918
Deferred income taxes	380	87
Other assets	492	442

Total assets	$10,857	$10,262

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$67	$65
Current portion of long-term debt	26	39
Trade accounts payable	2,423	2,306
Accrued compensation	254	283
Income taxes	36	69
Other current liabilities	1,075	1,078

Total current liabilities	3,881	3,840
Long-term debt	1,369	1,428
Postretirement benefits other than pensions	396	421
Pension benefits	898	831
Deferred income taxes	123	173
Long-term liabilities	421	430

Total liabilities	7,088	7,123
Commitments and contingencies
Stockholders' equity:
Capital stock	1	1
Paid-in-capital	1,635	1,602
Retained earnings	2,408	1,668
Accumulated other comprehensive earnings (losses)	(466)	(331)

Total TRW stockholders' equity	3,578	2,940
Noncontrolling interest	191	199

Total equity	3,769	3,139

Total liabilities and equity	$10,857	$10,262

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Operating Activities
Net earnings	$1,041	$1,195	$875
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	409	447	469
Net pension and other postretirement benefits income and contributions	(224)	(282)	(407)
Net (gain) loss on sales of assets and divestitures	(6)	(15)	(3)
Amortization of debt issuance costs	5	7	12
Net (gain) loss on retirement of debt	6	40	15
Gain on business acquisition	—	(7)	—
Asset impairment charges	4	7	(1)
Deferred income taxes	(204)	(145)	56
Share-based compensation expense	21	15	13
Exchangeable bond premium amortization	7	8	9
Other—net	(32)	(14)	(22)
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable—net	76	(210)	(188)
Inventories	(113)	(105)	(113)
Trade accounts payable	62	279	223
Prepaid expense and other assets	(47)	19	(14)
Other liabilities	(49)	(119)	128

Net cash provided by operating activities	956	1,120	1,052
Investing Activities
Capital expenditures, including other intangible assets	(623)	(571)	(294)
Cash acquired in acquisition of business	—	15	—
Net proceeds from asset sales and divestitures	15	47	7
Other—net	—	—	(2)

Net cash used in investing activities	(608)	(509)	(289)
Financing Activities
Change in short-term debt	—	41	4
Proceeds from issuance of long-term debt, net of fees	3	1	53
Fees paid to refinance credit facility	(9)	—	—
Redemption of long-term debt	(86)	(455)	(581)
Repurchase of capital stock	(268)	—	—
Proceeds from exercise of stock options	21	20	76
Dividends paid to noncontrolling interest	(46)	(12)	(20)
Capital contribution from noncontrolling interest	—	—	5

Net cash used in financing activities	(385)	(405)	(463)
Effect of exchange rate changes on cash	19	(43)	(10)

(Decrease) increase in cash and cash equivalents	(18)	163	290
Cash and cash equivalents at beginning of period	1,241	1,078	788

Cash and cash equivalents at end of period	$1,223	$1,241	$1,078

Supplemental Cash Flow Information:
Interest paid	$106	$128	$155
Income tax paid—net	$197	$120	$76

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Changes in Stockholders' Equity

	As of December 31,
	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount
	(In millions, except for share amounts)
Capital Stock and Paid-in-Capital
Beginning Balance	123,751,455	$1,603	122,465,854	$1,639	117,894,443	$1,554
Sale of common stock under stock option plans	887,392	21	886,160	20	4,250,959	76
Issuance of common stock upon vesting of restricted stock units and exercise of stock-settled stock appreciation rights	345,691	(10)	399,441	(14)	320,452	(5)
Share-based compensation expense	—	21	—	15	—	13
Excess tax benefits on share-based compensation	—	1	—	3	—	1
Repurchase of common stock	(5,612,491)	—	—	—	—	—
Equity component of 3.5% exchangeable notes	—	—	—	(60)	—	—

Ending Balance	119,372,047	$1,636	123,751,455	$1,603	122,465,854	$1,639

Retained Earnings
Beginning Balance		$1,668		$511		$(323)
Net earnings attributable to TRW		1,008		1,157		834
Repurchase of common stock		(268)		—		—

Ending Balance		$2,408		$1,668		$511

Accumulated Other Comprehensive Earnings (Losses)
Beginning Balance		$(331)		$(87)		$(71)
Foreign currency translation		67		(142)		12
Retirement obligations, net of tax		(260)		(46)		(35)
Deferred cash flow hedges, net of tax		58		(56)		7

Ending Balance		$(466)		$(331)		$(87)

Total TRW Stockholders' Equity
Beginning Balance		$2,940		$2,063		$1,160
Change in capital stock and paid-in-capital		33		(36)		85
Change in retained earnings		740		1,157		834
Change in accumulated other comprehensive earnings (losses)		(135)		(244)		(16)

Ending Balance		$3,578		$2,940		$2,063

Noncontrolling Interest
Beginning Balance		$199		$175		$149
Net earnings		33		38		41
Foreign currency translation		5		1		—
Divestitures		—		(3)		—
Cash dividends paid to noncontrolling interest		(46)		(12)		(20)
Capital contribution from noncontrolling interest		—		—		5

Ending Balance		$191		$199		$175

Total Equity		$3,769		$3,139		$2,238

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements

1. Description of Business

        TRW Automotive Holdings Corp. (also referred to herein as the "Company") is among the world's largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers ("OEMs") and related aftermarkets. The Company conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products and systems. Active safety related products and systems principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products and systems principally refer to occupant restraints (primarily airbags and seat belts) and safety electronics (primarily electronic control units and crash and occupant weight sensors). The Company is primarily a "Tier 1" supplier (a supplier that sells to OEMs). In 2012, approximately 86% of the Company's end-customer sales were to major OEMs.

2. Basis of Presentation and Summary of Significant Accounting Policies

  Basis of Presentation

        The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles ("GAAP").

  Summary of Significant Accounting Policies

        Principles of Consolidation.    The Company's consolidation policy requires the consolidation of entities where a controlling financial interest is held, as well as consolidation of variable interest entities ("VIEs") in which the Company is determined to have a controlling financial interest in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810 "Consolidations." Investments in 20% to 50% owned affiliates, which are not required to be consolidated, are accounted for under the equity method and presented in other assets in the consolidated balance sheets. Equity in earnings from these investments is presented separately in the consolidated statements of earnings, net of tax. Intercompany accounts are eliminated.

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

        Foreign Currency.    The financial statements of foreign subsidiaries are translated to U.S. dollars at end-of-period exchange rates for assets and liabilities and at an average exchange rate for each period for revenues and expenses. Translation adjustments for those subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive earnings (losses) in stockholders' equity. Transaction gains and losses arising from fluctuations in foreign currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred, except for those transactions which hedge purchase commitments and for those intercompany balances which are designated as being of a long-term investment nature.

        Revenue Recognition.    Sales are recognized in accordance with ASC 605, "Revenue Recognition," which requires that sales be recognized when there is persuasive evidence of a sales agreement, the

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

delivery of goods has occurred, the sales price is fixed or determinable and collection of related billings is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title and risk of loss under standard commercial terms (typically F.O.B. shipping point). In those limited instances where other terms are negotiated and agreed, revenue is recorded when title and risk of loss are transferred to the customer.

        Earnings per Share.    Basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance, including stock options, restricted stock units ("RSUs") and stock-settled stock appreciation rights ("SSARs"). Further, if the inclusion of shares potentially issuable for the Company's 3.50% exchangeable senior unsecured notes (see Note 12) is more dilutive than the inclusion of the interest expense for those exchangeable notes, the Company utilizes the "if-converted" method to calculate diluted earnings per share. Under the if-converted method, the Company adjusts net earnings to add back interest expense and amortization of the discount recognized on the exchangeable notes and includes the number of shares potentially issuable related to the exchangeable notes in the weighted average shares outstanding.

        If the average market price of the Company's common stock exceeds the exercise price of stock options outstanding or the fair value on the date of grant of the SSARs, the treasury stock method is used to determine the incremental number of shares to be included in the diluted earnings per share computation.

        Net earnings attributable to TRW and the weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Years Ended December 31,
	2012	2011	2010
	(In millions, except per share amounts)
Net earnings attributable to TRW	$1,008	$1,157	$834
Interest expense on exchangeable notes, net of tax	4	8	9
Amortization of discount on exchangeable notes, net of tax	4	8	9

Net earnings attributable to TRW for purposes of calculating diluted earnings per share	$1,016	$1,173	$852

Basic:
Weighted average shares outstanding	122.4	123.5	119.8

Basic earnings per share	$8.24	$9.37	$6.96

Diluted:
Weighted average shares outstanding	122.4	123.5	119.8
Effect of dilutive stock options, RSUs and SSARs	1.4	2.0	2.7
Shares applicable to exchangeable notes	5.9	7.5	8.8

Diluted weighted average shares outstanding	129.7	133.0	131.3

Diluted earnings per share	$7.83	$8.82	$6.49

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        For the years ended December 31, 2012, 2011 and 2010, the number of securities excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive was approximately 2.1 million, one million, and de minimis, respectively.

        Cash and Cash Equivalents.    Cash and cash equivalents include all highly liquid investments with remaining maturity dates of three months or less at time of purchase.

        Accounts Receivable.    Receivables are stated at amounts estimated by management to be the net realizable value. An allowance for doubtful accounts is recorded when it is probable amounts will not be collected based on specific identification of customer circumstances or age of the receivable. The allowance for doubtful accounts was $30 million and $38 million as of December 31, 2012 and 2011, respectively. Accounts receivable are written off when it becomes apparent such amounts will not be collected. Collateral is not typically required, nor is interest charged on accounts receivable balances.

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

        Depreciation is computed over the assets' estimated useful lives, using the straight-line method for the majority of depreciable assets. Amortization expense for assets held under capital leases is included in depreciation expense.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

        Other indefinite-lived intangible assets are subject to impairment analysis annually or more frequently if an event occurs or circumstances indicate the carrying amount may be impaired. Indefinite-lived intangible assets are tested for impairment by comparing the fair value to the carrying value. If the carrying value exceeds the fair value, the asset is adjusted to fair value. Other definite-lived intangible assets are amortized over their estimated useful lives, and tested for impairment in accordance with the methodology discussed in "Asset Impairment Losses."

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The following table presents the movement in the product warranty liability for the periods indicated:

	Years Ended December 31,
	2012	2011
	(Dollars in millions)
Beginning balance	$130	$124
Current period accruals, net of changes in estimates	55	52
Used for purposes intended	(44)	(42)
Effects of foreign currency translation	(1)	(4)

Ending balance	$140	$130

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

        Research and Development.    Research and development programs include research and development for commercial products. Costs for such programs are expensed as incurred. Any reimbursements received from customers are netted against such expenses. Research and development expenses were $164 million, $155 million, and $132 million for the years ended December 31, 2012, 2011, and 2010, respectively.

        Shipping and Handling.    Shipping costs include payments to third-party shippers to move products to customers. Handling costs include costs from the point the products were removed from finished goods inventory to when provided to the shipper. Shipping and handling costs are expensed as incurred as cost of sales.

        Income Taxes.    Income taxes are accounted for in accordance with ASC 740, "Income Taxes," under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized to reduce the deferred tax assets to the amount management believes is more likely than not to be realized.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Financial Instruments.    The Company follows ASC 815, "Derivatives and Hedging," in accounting for financial instruments. Under ASC 815, the gain or loss on derivative instruments that have been designated and qualify as hedges of the exposure to changes in the fair value of an asset or a liability, as well as the offsetting gain or loss on the hedged item, are recognized in net earnings during the period of the change in fair values. For derivative instruments that have been designated and qualify as hedges of the exposure to variability in expected future cash flows, the gain or loss on the derivative is initially reported as a component of other comprehensive earnings and reclassified to the consolidated statements of earnings when the underlying hedged transaction affects net earnings. Any gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in net earnings during the period of change. Derivatives not designated as hedges are adjusted to fair value through net earnings.

        Share-based Compensation.    The Company recognizes compensation expense related to time-vested stock options, stock-settled stock appreciation rights and restricted stock units subject to graded vesting using the straight-line method over the applicable service period, in accordance with ASC 718, "Compensation—Stock Compensation."

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

        Accumulated Other Comprehensive Earnings (Losses).    The components of accumulated other comprehensive earnings (losses), net of related tax, (excluding noncontrolling interest) are as follows:

	As of December 31,
	2012	2011
	(Dollars in millions)
Foreign currency translation, net	$83	$16
Retirement obligations, net	(559)	(299)
Unrealized net earnings (losses) on cash flow hedges, net	10	(48)

Accumulated other comprehensive earnings (losses)	$(466)	$(331)

        Recently Adopted Accounting Pronouncements.    In July 2012, the FASB issued Accounting Standards Update ("ASU") No. 2012-2, "Testing Indefinite—Lived Intangible Assets for Impairment," which amends ASC 350—"Intangibles—Goodwill and Other." This ASU provides companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company concludes that this is the case, it must perform a quantitative assessment. Otherwise, a company is not required to perform a quantitative assessment. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU 2012-2 in the fourth quarter of 2012 with no impact on the Company's consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Recently Issued Accounting Pronouncements.    There were no accounting pronouncements issued during 2012 that had, or are expected to have, a material impact on our business, results of operations or financial condition.

3. Acquisitions and Divestitures

        Acquisitions.    During the first quarter of 2011, the Company completed an acquisition in its Chassis Systems segment. Based on the fair value of the net assets acquired in comparison to the purchase price, the Company initially recorded a gain on business acquisition of approximately $9 million. The acquisition resulted in a gain due to the seller's decision to exit a non-core business operation. Subsequent to the acquisition, the Company assessed certain contingent liabilities that existed at the acquisition date but for which insufficient information was available at the time to determine the value. During the fourth quarter of 2011, the Company determined approximately $2 million of additional liabilities existed at the acquisition date and decreased the gain accordingly.

        Divestitures.    During 2011, the Company completed divestitures of certain non-safety related assets and businesses in Asia and its cold forming business in Japan, all of which were included in the Chassis Systems segment. The Company received cash proceeds of approximately $40 million and recognized net gains on sales of $11 million for these asset sales.

4. Inventories

        The major classes of inventory are as follows:

	As of December 31,
	2012	2011
	(Dollars in millions)
Finished products and work in process	$454	$406
Raw materials and supplies	521	439

Total inventories	$975	$845

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

5. Property, Plant and Equipment

        The major classes of property, plant and equipment are as follows:

	As of December 31,
	2012	2011
	(Dollars in millions)
Property, plant and equipment:
Land and improvements	$213	$211
Buildings	773	733
Machinery and equipment	5,327	4,798
Computers and capitalized software	99	89

	6,412	5,831
Accumulated depreciation and amortization:
Land and improvements	(32)	(28)
Buildings	(367)	(336)
Machinery and equipment	(3,543)	(3,252)
Computers and capitalized software	(85)	(78)

	(4,027)	(3,694)

Total property, plant and equipment—net	$2,385	$2,137

        Depreciation expense was $397 million, $432 million, and $447 million for the years ended December 31, 2012, 2011 and 2010, respectively.

6. Goodwill and Intangible Assets

Goodwill

        The changes in goodwill are as follows:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Total
	(Dollars in millions)
Balance as of December 31, 2010	$800	$538	$423	$—	$1,761
Effects of foreign currency translation	—	(3)	—	—	(3)
Divestitures	(5)	—	—	—	(5)

Balance as of December 31, 2011	$795	$535	$423	$—	$1,753
Effects of foreign currency translation	1	2	—	—	3

Balance as of December 31, 2012	$796	$537	$423	$—	$1,756

        Annual Assessment.    The Company performed its annual assessment of goodwill for its Chassis Systems, Occupant Safety Systems and Electronics segments as of October 31, 2012, 2011 and 2010. In 2012 and 2011, the Company performed a qualitative assessment of goodwill, and concluded that it is more likely than not that each reporting unit's fair value exceeded its carrying value, thus further impairment testing was not necessary. In 2010, the Company performed a quantitative impairment analysis of goodwill, which indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount, and as such, no reporting unit was at risk of impairment.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Intangible Assets (Continued)

Intangible assets

        The following table reflects intangible assets and related accumulated amortization:

	As of December 31,
	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Customer relationships	$67	$(58)	$9	$67	$(47)	$20
Developed technology and other intangible assets	106	(86)	20	99	(85)	14

Total	173	$(144)	29	166	$(132)	34

Indefinite-lived intangible assets:
Trademarks	264		264	264		264

Total	$437		$293	$430		$298

        The Company reviews its definite-lived intangible assets for impairment when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows to be generated by those assets are less than their carrying value. If the undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value.

        The Company performed its annual impairment analysis for its indefinite-lived trademarks as of October 31, 2012, 2011 and 2010 using a quantitative assessment, and concluded that no impairment existed as of the testing dates.

        The weighted average amortization periods for intangible assets subject to amortization are as follows:

Weighted Average Amortization Period
Customer relationships	5 years
Developed technology and other intangible assets	8 years

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Intangible Assets (Continued)

        The Company expects that ongoing amortization expense will approximate the following:

(Dollars in millions)
Fiscal year 2013	$11
Fiscal year 2014	2
2015 and beyond	16

        The expected amortization expense for 2015 and beyond primarily relates to land use rights.

7. Other (Income) Expense—Net

        The following table provides details of other income:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Net provision for bad debts	$(1)	$14	$2
Net gains on sales of assets and divestitures	(6)	(15)	(3)
Foreign currency exchange (gains) losses	2	—	(10)
Royalty and grant income	(18)	(26)	(16)
Legacy pension litigation	—	(6)	8
Miscellaneous other income	(14)	(22)	(19)

Other (income) expense—net	$(37)	$(55)	$(38)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes

        Income tax expense for each of the periods presented is as follows:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
The components of earnings before income taxes are as follows:
U.S.	$464	$355	$390
Non-U.S.	544	793	651

	$1,008	$1,148	$1,041

Significant components of the provision for income taxes are as follows:
Current
Non-U.S.	169	97	108
U.S. State and Local	2	1	2

Total current	171	98	110
Deferred
U.S. Federal	(98)	(157)	8
Non-U.S.	(97)	19	48
U.S. State and Local	(9)	(7)	—

Total deferred	(204)	(145)	56

Income tax expense	$(33)	$(47)	$166

The reconciliation of income taxes calculated at the U.S. federal statutory income tax rate of 35% to income tax expense is:
Income taxes at U.S. statutory rate	$353	$399	$364
U.S. state and local income taxes net of U.S. federal tax benefit	(7)	—	—
Difference in income tax on foreign earnings, losses and remittances	(206)	(77)	(36)
Tax holidays and incentives	(38)	(33)	(23)
Valuation allowance	(63)	(326)	(144)
Foreign and other tax credits	(82)	—	—
Nondeductible expenses	12	9	6
Other	(2)	(19)	(1)

	$(33)	$(47)	$166

        Income tax benefit for the year ended December 31, 2012 includes a tax benefit of approximately $255 million related to various tax planning and restructuring actions. This tax benefit is related to our ability to utilize U.S. foreign tax credits that will be realized in the future as a result of our improved performance in the U.S. and favorable foreign rate variances resulting from certain fourth quarter legal entity restructuring.

        Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial statement purposes. The approximate tax effect of each type of temporary difference

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

and carryforward that gives rise to a significant portion of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2012	2011
	(Dollars in millions)
Deferred tax assets:
Pensions and postretirement benefits other than pensions	$337	$86
Inventory	45	40
Reserves and accruals	269	272
Net operating loss and credit carryforwards	565	592
Fixed assets and intangibles	55	47
Other	52	84

Total deferred tax assets	1,323	1,121
Valuation allowance for deferred tax assets	(250)	(273)

Net deferred tax assets	1,073	848

Deferred tax liabilities:
Pensions and postretirement benefits other than pensions	(180)	(287)
Fixed assets and intangibles	(207)	(190)
Undistributed earnings of foreign subsidiaries	(131)	(142)
Deferred gain	(66)	(69)
Other	(72)	(72)

Total deferred tax liabilities	(656)	(760)

Net deferred taxes	$417	$88

        The Company has separately reflected the current deferred tax asset and the long term deferred tax assets and liabilities on the consolidated balance sheets for December 31, 2012 and 2011. However, the current deferred tax liability of $5 million as of December 31, 2012 and $19 million as of December 31, 2011 is included in other current liabilities on the consolidated balance sheets.

        As of December 31, 2012 and 2011, the Company had deferred tax assets from domestic and foreign net operating loss and tax credit carryforwards of approximately $565 million and $592 million, respectively. Approximately $208 million of the deferred tax assets at December 31, 2012 relate to net operating loss carryforwards or tax credits that can be carried forward indefinitely with the remainder expiring between 2013 and 2032. The deferred tax asset relating to domestic net operating loss carryforwards as of December 31, 2012 is lower than the actual amount reported on our domestic tax returns by approximately $105 million. This difference is the result of tax deductions in excess of financial statement amounts for stock based compensation and tax deductible goodwill. When these amounts are realized, the Company will record a credit to additional paid in capital and financial statement goodwill, respectively.

        The Company has provided deferred income taxes for the estimated U.S. federal income tax, foreign income tax, and applicable withholding tax effects of earnings of subsidiaries expected to be

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

distributed to the Company. Deferred income taxes have not been provided on approximately $2.8 billion of undistributed earnings of certain foreign subsidiaries as such amounts are considered to be permanently reinvested. Determination of the amount of unrecognized deferred income tax liability relating to the remittance of such undistributed earnings is not practicable.

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

        Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of our cumulative results in recent years. In certain foreign jurisdictions, our analysis indicates that we have cumulative three year historical losses on this basis. This is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. Based upon this analysis, we believe it is more likely than not that the net deferred tax asset in certain foreign jurisdictions may not be realized in the future. Accordingly, we maintain a valuation allowance related to those net deferred tax assets

        During 2012, the Company recorded a net tax benefit of $63 million related to reductions in our global valuation allowance against net deferred tax assets, which is comprised of two items: 1) a net expense of $37 million resulting from net losses in certain foreign jurisdictions with no corresponding tax benefit due to increases in our valuation allowances, and 2) a net tax benefit of $100 million resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in Canada and certain other foreign subsidiaries. During 2011, the Company recorded a tax benefit of $326 million related to reductions in our global valuation allowance against net deferred tax assets, which is comprised of two items: 1) a net benefit of $131 million resulting from net income in the U.S. and certain foreign jurisdictions with no corresponding tax expense due to utilization of valuation allowances, and 2) a benefit of $195 million resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in the United States and certain foreign subsidiaries.

        At December 31, 2012, 2011, and 2010, the Company had $160 million, $148 million, and $172 million of gross unrecognized tax benefits, respectively. In addition, at December 31, 2012, 2011, and 2010 the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $118 million, $120 million, and $121 million, respectively. The gross unrecognized tax benefits differ from the amount that would affect the effective tax rate due to the impact of valuation allowances, and foreign country offsets relating to transfer pricing adjustments.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2012	2011	2010
	(Dollars in millions)
Balance, January 1,	$148	$172	$166
Additions based on tax positions related to the current year	12	6	16
Additions for tax positions of prior years	40	19	28
Reductions for tax positions of prior years	(23)	(38)	(22)
Reductions for settlements	(17)	(8)	(3)
Reductions due to lapse in statute of limitations	(3)	(2)	(5)
Change attributable to foreign currency translation	3	(1)	(8)

Balance, December 31,	$160	$148	$172

        The Company operates globally but considers its more significant tax jurisdictions to include the United States, Germany, Brazil, China, the Czech Republic, Poland, Spain, and the United Kingdom. Generally, the Company has years open to tax examination in significant tax jurisdictions from 2007 forward, with the exception of Germany which has open tax years from 2001 forward for certain entities. The income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. Although it is not possible to predict the timing of the conclusions of all ongoing tax audits with accuracy, it is possible that some or all of these examinations will conclude within the next 12 months. It is also reasonably possible that certain statute of limitations may expire relating to various foreign jurisdictions within the next 12 months. As such, it is possible that a change in the Company's gross unrecognized tax benefits may occur; however, it is not possible to reasonably estimate the effect this may have upon the gross unrecognized tax benefits.

        The Company recognizes interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. At December 31, 2012, 2011, and 2010, accrued interest and penalties related to unrecognized tax benefits was $24 million, $30 million, and $30 million, respectively. Tax expense for the years ended December 31, 2012, 2011, and 2010 includes net interest and penalties of $1 million, $6 million, and $2 million, respectively on unrecognized tax benefits.

        On July 17, 2012, the United Kingdom—Finance Bill of 2012 received Royal Assent, thereby becoming law as the Finance Act 2012 (the "Act"). The Act provides for a reduction to the corporate income tax rate from 25% to 24% effective April 1, 2012, with a further reduction to 23% effective April 1, 2013. The impact of this tax legislation was a tax benefit of approximately $9 million.

        During 2011, the Company entered into an amendment to the master purchase agreement related to the Company's acquisition in 2003. As a result of the amendment, the Company is responsible for all potential tax risks and benefits related to periods prior to the acquisition in 2003. The amendment resulted in a benefit recorded to income tax expense during 2011 of $40 million.

9. Retirement Benefits

  Pension Plans

        A significant number of employees of the Company and its subsidiaries participate in the Company's defined benefit plans or retirement/termination indemnity plans.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

        The following table provides a reconciliation of the changes in the plans' benefit obligation and fair value of assets for the years ended December 31, 2012 and 2011 and a statement of the funded status as of December 31, 2012 and 2011:

	2012			2011
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Total accumulated benefit obligation at December 31,	$1,068	$4,730	$891	$1,278	$4,518	$757

Change in benefit obligation:
Benefit obligations at beginning of period	$1,284	$4,518	$803	$1,159	$4,381	$760
Service cost	4	—	19	4	—	19
Interest cost	59	215	38	62	243	41
Plan amendments	—	—	1	—	—	—
Actuarial loss	92	177	124	121	235	68
Foreign currency exchange rate changes	—	211	23	—	(12)	(25)
Curtailment/Settlement (gain) loss	(311)	(74)	(3)	—	(40)	—
Net transfer in / (out)	—	—	1	—	—	(10)
Benefits paid	(55)	(317)	(51)	(62)	(289)	(50)

Benefit obligations at December 31,	1,073	4,730	955	1,284	4,518	803

Change in plan assets:
Fair value of plan assets at beginning of period	957	5,434	278	927	4,827	297
Actual return on plan assets, less plan expense	139	210	20	10	920	(1)
Foreign currency exchange rate changes	—	251	7	—	(32)	(6)
Company contributions	74	48	49	82	48	44
Settlements	(311)	(74)	—	—	(40)	—
Acquisitions / (Divestitures)	—	—	—	—	—	(6)
Benefits paid	(55)	(317)	(51)	(62)	(289)	(50)

Fair value of plan assets at December 31,	804	5,552	303	957	5,434	278

Funded status at December 31,	$(269)	$822	$(652)	$(327)	$916	$(525)

        In the fourth quarter of 2012, approximately 21,000 retired and deferred vested participants in the Company's U.S. salaried pension plan were offered a one-time lump sum payment opportunity. Approximately 50% of the participants accepted the offer, resulting in lump sum payments of $298 million which were paid from plan assets. This transaction resulted in a settlement loss of approximately $88 million. Participants who did not accept the lump sum offer will continue to be eligible to receive annuity payments in accordance with the terms of the plan.

        In 2012 and 2011, obligations relating to a certain group of deferred vested participants were settled in the U.K. resulting in a reduction in the obligations through payments of $74 million and $40 million, respectively.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

        The following table provides the amounts recognized in the consolidated balance sheets:

	As of December 31,
	2012			2011
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Non-current assets	$—	$822	$1	$—	$916	$2
Current liabilities	—	—	(24)	—	—	(23)
Long-term liabilities	(269)	—	(629)	(327)	—	(504)

Net amount recognized	$(269)	$822	$(652)	$(327)	$916	$(525)

        The pre-tax amounts recognized in accumulated other comprehensive earnings (losses) consist of:

	As of December 31,
	2012			2011
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Prior service benefit (cost)	$—	$—	$(3)	$(2)	$—	$(3)
Net gain (loss)	(314)	(153)	(281)	(391)	140	(160)

Accumulated other comprehensive earnings (loss)	$(314)	$(153)	$(284)	$(393)	$140	$(163)

        Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	As of December 31,
	2012		2011
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Projected benefit obligation	$1,073	$914	$1,284	$766
Accumulated benefit obligation	1,068	850	1,278	720
Fair value of assets	804	260	957	239

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

        The following table provides the components of net pension cost (income) and other amounts recognized in other comprehensive (earnings) loss for the Company's defined benefit pension plans and defined contribution plans:

	Years Ended December 31,
	2012			2011			2010
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Net pension cost (income)
Defined benefit plans:
Service cost	$4	$—	$19	$4	$—	$19	$6	$—	$18
Interest cost	59	215	38	62	243	41	63	250	39
Expected return on plan assets	(80)	(328)	(20)	(78)	(343)	(20)	(77)	(327)	(21)
Curtailment/Settlement (gain) loss	92	—	2	—	—	—	(26)	1	(1)
Amortization of prior service (benefit) cost	2	—	—	2	—	1	(5)	—	—
Amortization of net (gain) loss	19	—	9	1	—	3	—	—	2

Defined benefit plans	96	(113)	48	(9)	(100)	44	(39)	(76)	37
Defined contribution plans cost	22	3	16	21	1	16	12	—	12

Net pension cost (income)	118	(110)	64	12	(99)	60	(27)	(76)	49

Other changes in plan assets and benefit obligations recognized in other comprehensive (earnings) loss
Prior service (benefit) cost	—	—	1	—	—	—	35	—	1
Net (gain) loss	33	293	132	188	(329)	83	68	(116)	(16)
Amortization or curtailment recognition of prior service benefit (cost)	(2)	—	(1)	(2)	—	(1)	5	—	—
Amortization or settlement recognition of net gain (loss)	(110)	—	(11)	(1)	—	(3)	—	—	(2)

Total recognized in other comprehensive (earnings) loss	(79)	293	121	185	(329)	79	108	(116)	(17)

Total recognized net pension (income) cost and other comprehensive (earnings) loss	$39	$183	$185	$197	$(428)	$139	$81	$(192)	$32

        During the year ended December 31, 2010, the Company recorded a gain of $35 million related to the curtailment of the U.S. salaried pension plan, partially offset by a $9 million loss on settlement of certain supplemental retirement plans in the U.S.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

        The estimated amounts that will be amortized from accumulated other comprehensive earnings over the next fiscal year are as follows:

	Year Ending December 31, 2013
	U.S.	Rest of World
	(Dollars in millions)
Prior service (benefit) cost	$—	$1
Net (gain) loss	27	18

Total	$27	$19

        Plan Assumptions.    The weighted-average assumptions used to determine net periodic benefit cost were:

	Years Ended December 31,
	2012			2011			2010
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
Discount rate	4.75%	4.75%	4.82%	5.50%	5.50%	5.44%	6.00%	5.75%	5.27%
Expected long-term return on plan assets	7.75%	6.25%	6.50%	8.00%	6.50%	6.36%	8.36%	6.50%	6.69%
Rate of increase in compensation levels	4.76%	N/A	2.92%	4.78%	N/A	2.89%	4.00%	N/A	2.84%

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In 2009, the U.K. pension plan was closed to future benefits, therefore the rate of increase in compensation was not applicable in determining the net period benefit cost for 2012, 2011 and 2010, nor in determining the benefit obligation as of December 31, 2012 and 2011.

        The weighted-average assumptions used to calculate the benefit obligations were:

	As of December 31,
	2012			2011
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
Discount rate	4.00%	4.25%	3.90%	4.75%	4.75%	4.82%
Rate of increase in compensation levels	5.00%	N/A	2.90%	4.76%	N/A	2.92%

        Plan Assets.    The U.S. and U.K. plan assets represent approximately 95% of the total plan assets of defined benefit plans. All remaining assets are deemed immaterial and not reflected below.

        The goals and investment objectives of the asset strategy are to ensure that there is an adequate level of assets to meet benefit obligations to participants and retirees over the life of the participants and maintain liquidity in the plan's assets sufficient to cover current benefit obligations. Risk is managed by investing in a broad range of asset classes and the use of liability matching derivative

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

instruments. Within the asset classes, investments are made in a broad range of individual securities. There are no equity securities of the Company in the equity asset category.

        The investment policy for the U.K. pension plan is based on a low volatility and risk asset allocation that targets a sufficient level of return to meet benefit payments as they become due over the long term. The investment policy includes a significant allocation to a liability driven cash-flow matching strategy which also includes a substantial interest rate and inflation hedging program. The remaining assets are invested mainly in physical and synthetic equities (with a degree of protection from downside risk), a range of U.K., U.S. and other credit opportunities (including asset backed securities) and property to achieve a diversified real return to meet the expected future liability outflows.

        In 2011, the existing U.S. investment policy was realigned similar to the U.K. investment policy. The objective of this change was to maintain the expected return on assets while allocating assets in line with a liability driven investment philosophy. The new allocation replaced equity holdings with structured equity derivatives allowing for assets to be re-invested in liability matching fixed income securities. Additional downside equity protection was put in place, significantly reducing volatility. Previously the U.S. pension plan sought a target allocation of 60% in equity investments and 40% in fixed income investments.

        As of December 31, 2012, the investment policy resulted in an asset allocation for all plans of 69% in fixed income investments, 14% in equity and structured equity investments, 4% in real estate, 13% in cash and other investments. Equity investments include investments in large-cap and mid-cap companies and mutual funds located throughout the world. Structured equity investments include equity option "collar" structures which reduce the outright exposure to falls in the levels of underlying equity markets. Fixed income securities include government bonds, corporate bonds of companies from diversified industries, asset backed securities and collateral assets held in government bonds for structured equity holdings. Real estate includes investments in real estate and funds that invest in real estate. Cash and other investments primarily include cash held by the plan, U.K. government treasuries and certain types of derivative instruments including interest rate and inflation swaps that are utilized to manage risks associated with the assets held by the plan.

        The fair value of the Company's U.S. and U.K. pension plan assets is accounted for in accordance with ASC 820, "Fair Value Measurements and Disclosures," which prioritizes the inputs to valuation

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

techniques used to measure fair value into a three-level hierarchy (see Note 10). The fair value of these pension plan assets, by asset category, is as follows:

	As of December 31,
	2012			2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash and cash equivalents	$873	$—	$—	$938	$—	$—
Fixed income investments:
Corporate bonds	1,923	—	—	1,687	—	—
U.K. government guaranteed bonds	1,728	—	—	2,148	—	—
Collateral assets for structured equity holdings	231	—	—	212	—	—
Asset backed securities	—	502	—	—	—	—
Interest rate and inflation swaps, net	—	—	—	—	504	—
Equities:
Common stock	349	—	—	3	—	—
Structured equity holdings	—	574	—	—	685	—
Real estate	—	228	—	—	272	—
Other	—	(52)	—	—	(58)	—

Total assets at fair value	$5,104	$1,252	$—	$4,988	$1,403	$—

        Contributions.    In 2013, the Company's minimum expected funding is approximately $50 million for U.S. pension plans (subject to reduction based on application of 2012 discretionary payments), $48 million for the U.K. pension plan and approximately $52 million for pension plans in the rest of the world. However, the Company may, at its discretion, make additional contributions.

        Expected Future Pension Benefit Payments.    The following pension benefit payments, which reflect current obligations and expected future service, as appropriate, are expected to be paid from the underlying plans to the participants:

Years Ending December 31,	U.S.	U.K.	Rest of World
	(Dollars in millions)
2013	$52	$264	$49
2014	53	262	46
2015	78	261	47
2016	55	260	49
2017	56	263	49
2018 - 2021	287	1,312	268

        Other Benefits.    The Company also sponsors qualified defined contribution pension plans covering employees at certain operations and an unfunded non-qualified defined contribution plan for a select group of highly compensated employees. These plans allow participants to defer compensation, and generally provide employer matching contributions.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

        Restructuring Curtailments.    For the year ended 2010, the Company recorded curtailment gains as a result of the headcount reductions that were undertaken, and the corresponding reduction of pension benefit obligations to those employees. Such curtailments are reflected in restructuring charges in the accompanying consolidated statement of earnings (see Note 13).

  Postretirement Benefits Other Than Pensions ("OPEB")

        The Company provides health care and life insurance benefits for a substantial number of its retired employees in the United States and Canada, and for certain future retirees. The health care plans provide for the sharing of costs, in the form of retiree contributions, deductibles and coinsurance. Life insurance benefits are generally noncontributory. The Company's policy is to fund the cost of postretirement health care and life insurance benefits as those benefits become payable.

        The following table provides a reconciliation of the changes in the plans' benefit obligation and fair value of assets during the years ended December 31, 2012 and December 31, 2011, and a statement of the funded status of the programs as of December 31, 2012 and 2011:

	2012		2011
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Change in benefit obligation:
Benefit obligations at beginning of period	$357	$105	$396	$99
Service cost	1	1	1	1
Interest cost	16	5	20	5
Actuarial (gain) loss	(6)	(7)	67	13
Foreign currency exchange rate changes	—	3	—	(3)
Plan amendments	—	3	(91)	—
Curtailment / settlement gain	(1)	—	—	(3)
Plan participant contributions	1	—	3	—
Benefits paid	(38)	(7)	(39)	(7)

Benefit obligations at December 31,	330	103	357	105

Change in plan assets:
Fair value of plan assets at beginning of period	—	—	—	—
Company contributions	37	7	36	8
Plan participant contributions	1	—	3	—
Settlements	—	—	—	(1)
Benefits paid	(38)	(7)	(39)	(7)

Fair value of plan assets at December 31,	—	—	—	—

Funded status at December 31,	$(330)	$(103)	$(357)	$(105)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

        The following table provides the amounts recognized in the consolidated balance sheets:

	As of December 31,
	2012		2011
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Current liabilities	$(30)	$(7)	$(35)	$(6)
Long-term liabilities	(300)	(96)	(322)	(99)

Total amount recognized	$(330)	$(103)	$(357)	$(105)

        The pre-tax amounts recognized in accumulated other comprehensive earnings (losses) consist of:

	As of December 31,
	2012		2011
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Prior service benefit (cost)	$146	$26	$198	$35
Net gain (loss)	(33)	(9)	(34)	(17)

Accumulated other comprehensive earnings (loss)	$113	$17	$164	$18

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

        The following table provides the components of net postretirement benefit (income) cost and other amounts recognized in other comprehensive (earnings) loss for the plans.

	Years Ended December 31,
	2012		2011		2010
	U.S.	Rest of World	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Net postretirement benefit (income) cost:
Service cost	$1	$1	$1	$1	$1	$1
Interest cost	16	5	20	5	23	6
Curtailment/Settlement (gain) loss	(36)	—	—	(2)	(3)	(5)
Amortization of prior service (benefit) cost	(22)	(7)	(15)	(6)	(15)	(6)
Amortization of net (gain) loss	—	1	(4)	—	(5)	—

Net postretirement benefit (income) cost	(41)	—	2	(2)	1	(4)

Other changes in plan assets and benefit obligations recognized in other comprehensive (earnings) loss:
Prior service (benefit) cost	—	3	(89)	1	(6)	(2)
Net (gain) loss	(6)	(8)	65	12	8	(5)
Amortization or curtailment recognition of prior service benefit (cost)	51	6	15	6	15	6
Amortization or settlement recognition of net gain (loss)	6	(1)	4	—	5	—

Total recognized in other comprehensive (earnings) loss	51	—	(5)	19	22	(1)

Total recognized net postretirement benefit (income) cost and other comprehensive (earnings) loss	$10	$—	$(3)	$17	$23	$(5)

        Curtailments and Settlements.    The Company recorded settlement gains during the year ended December 31, 2012 of approximately $36 million related to the termination of retiree medical benefits for certain salaried and hourly employees. During the years ended December 31, 2011 and 2010, the Company recorded settlement gains of approximately $2 million and $8 million, respectively, related to retiree medical buyouts.

        The estimated amounts that will be amortized from accumulated other comprehensive earnings over the next fiscal year are as follows:

	Year Ending December 31, 2013
	U.S.	Rest of World
	(Dollars in millions)
Prior service (benefit) cost	$(17)	$(6)
Net actuarial (gain) loss	1	1

Total	$(16)	$(5)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

        Plan Assumptions.    The weighted-average assumptions used to determine net postretirement benefit (income) cost were:

	Years Ended December 31,
	2012		2011		2010
	U.S.	Rest of World	U.S.	Rest of World	U.S.	Rest of World
Discount rate	4.75%	4.50%	5.50%	5.50%	6.00%	5.75%

        The discount rate and assumed health care cost trend rates used in the measurement of the benefit obligation as of the applicable measurement dates were:

	As of December 31,
	2012		2011
	U.S.	Rest of World	U.S.	Rest of World
Discount rate	4.00%	4.00%	4.75%	4.50%
Initial health care cost trend rate at end of year	7.00%	4.00%	7.00%	7.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2017	2017	2018	2015

        A one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One-Percentage-Point
	Increase		Decrease
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Effect on total of service and interest cost components for the year ended December 31, 2012	$1	$1	$(1)	$(1)
Effect on postretirement benefit obligation as of measurement date	$20	$9	$(18)	$(8)

        Contributions.    The Company funds its OPEB obligations on a pay-as-you-go basis. In 2013, the Company expects to contribute approximately $38 million to its OPEB plans.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

        Expected Future Postretirement Benefit Payments.    The following postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending December 31,	U.S.	Rest of World
	(Dollars in millions)
2013	$31	$7
2014	30	6
2015	29	6
2016	28	6
2017	26	6
2018 - 2021	112	32

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

          Level 3.     The Company utilizes the income approach or the cost approach, as appropriate, to determine the fair value of its assets and liabilities under Level 3 of the fair value hierarchy. The fair value is derived principally from unobservable inputs from the Company's own assumptions about market risk, developed based on the best information available, subject to cost-benefit analysis, and may include the Company's own data. When there are pension related assets with fair value determined through Level 3, fair value is derived principally from unobservable inputs provided by the trustee (see Note 9). When there are no observable comparables, inputs used to determine value are derived from Company-specific inputs, such as projected financial data and the Company's own views about the assumptions that market participants would use.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

10. Fair Value Measurements (Continued)

  Items Measured at Fair Value on a Recurring Basis

        The fair value measurements for assets and liabilities recognized in the Company's consolidated balance sheet are as follows:

	As of December 31,
	2012			2011
	Carrying Value	Fair Value	Measurement Approach	Carrying Value	Fair Value
	(Dollars in millions)
Foreign currency exchange contracts—current assets	$16	$16	Level 2	$3	$3
Foreign currency exchange contracts—noncurrent assets	9	9	Level 2	—	—
Short-term debt, fixed and floating rate	67	67	Level 2	65	65
Floating rate long-term debt	—	—	Level 2	1	1
Fixed rate long-term debt	1,395	1,677	Level 2	1,466	1,585
Foreign currency exchange contracts—current liability	—	—	Level 2	27	27
Foreign currency exchange contracts—noncurrent liability	—	—	Level 2	29	29
Interest rate swap contracts—noncurrent liability	1	1	Level 2	1	1
Commodity contracts—current liability	—	—	Level 2	4	4

        The carrying value of short-term debt approximates fair value because of the short term nature of these instruments.

        The fair value of long-term debt was determined primarily from quoted market prices, as provided by participants in the secondary marketplace. For long-term debt without a quoted market price, the Company estimates the fair value using discounted cash flow models with market based borrowing rates for similar types of arrangements. Upon issuance of the Company's exchangeable notes, a debt discount was recognized as a decrease in debt and an increase in equity. Accordingly, the Company's fair value and carrying value of long-term fixed rate debt as of December 31, 2012 is net of the unamortized discount of $24 million (see Note 12).

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

        There were no changes in the Company's valuation techniques during the year ended December 31, 2012.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

10. Fair Value Measurements (Continued)

        The following table represents the movement of amounts reported in accumulated other comprehensive earnings (losses) from deferred cash flow hedges, net of tax.

	Years Ended December 31,
	2012	2011
	(Dollars in millions)
Balance at beginning of period	$(48)	$8
Net change in derivative fair value and other movements during the year	61	(45)
Net amounts reclassified to statement of earnings during the year	(3)	(11)

Balance at end of period	$10	$(48)

        The gains and losses reclassified into earnings include the discontinuance of cash flow hedges, which were immaterial in 2012 and 2011.

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

        The Company has determined that the fair value measurements related to each of these assets and liabilities rely primarily on Company-specific inputs and the Company's assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the useful life of the long-lived assets by using a risk-adjusted rate for the Company. To estimate the fair value of the expected expense for asset retirement obligations, the Company uses standard engineering cost estimation techniques to determine the expenses to be incurred at the time the asset retirement obligation is settled, and then determines the present value of the expense using a discount rate equal to the current London Inter-Bank Offered Rates ("LIBOR") plus the applicable margin for borrowing on the Company's senior secured revolving credit facility (see Note 12). For restructuring obligations, the amount recorded represents the fair value of the payments expected to be made based on the termination benefits provided to the affected employees, and are discounted using a risk-adjusted rate for the Company if the payments are expected to extend beyond one year.

        As of December 31, 2012, the Company had $121 million of restructuring accruals and $11 million of asset retirement obligations, which were measured at fair value upon initial recognition of the associated liability. For the year ended December 31, 2012, the Company recorded asset impairments of

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

10. Fair Value Measurements (Continued)

$4 million associated with its determination of the fair value of its long-lived assets that exhibited indicators of impairment (see Note 13).

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

        The Company manufactures and sells its products in countries throughout the world. As a result, it is exposed to fluctuations in foreign currency exchange rates. The Company enters into foreign exchange contracts to hedge portions of its foreign currency denominated forecasted revenues, purchases and the subsequent cash flows after considering natural offsets within the consolidated group. The effective part of the gains or losses on these instruments are generally recorded in other comprehensive earnings (losses) until the underlying transaction is recognized in net earnings. The earnings impact is reported either in sales, cost of sales, or other expense (income)—net, to match the underlying transaction. The ineffective portion of the gains or losses on these contracts, as well as all gains or losses on contracts which are held for economic purposes but not designated for hedge accounting treatment (including contracts that do not qualify for hedge accounting purposes), are reported in earnings immediately.

        In addition, the Company enters into certain foreign exchange contracts that do not qualify for hedge accounting under ASC 815 to hedge recognized foreign currency transactions. Gains and losses on these contracts are recorded in net earnings and are substantially offset by the effect of the revaluation of the underlying foreign currency denominated transaction.

        As of December 31, 2012, the Company had a notional value of $2.0 billion in foreign exchange contracts outstanding. These foreign exchange contracts mature at various dates through October 2015. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument.

        As of December 31, 2012, the Company had two offsetting interest rate swap agreements outstanding, each with a notional value of $25 million. The Company's exposure to interest rate risk arises primarily from changes in LIBOR.

        Derivative Instruments.    The fair values of the Company's derivative instruments as of December 31, 2012 and 2011 was $40 million and $23 million, respectively, in the asset position, and $16 million and $81 million, respectively, in the liability position. These amounts consist of interest rate contracts, foreign currency exchange contracts, and commodity contracts, none of which are individually significant.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

11. Financial Instruments (Continued)

        Cash Flow Hedges.    For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI, and is subsequently reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $7 million of gains, net of tax, which are included in Other Comprehensive Income ("OCI") expected to be reclassified into earnings in the next twelve months.

        For the years ended December 31, 2012, 2011 and 2010, the effective portion of gains and losses on derivatives designated as cash flow hedges and recognized in OCI was a gain of $80 million, a loss of $68 million and a gain of $27 million, respectively, which were related to foreign currency exchange contracts. The effective portion of gains on cash flow hedges reclassified from OCI into the statement of earnings for the years ended December 31, 2012, 2011 and 2010 was $3 million, $11 million and $13 million, respectively, and was included in various line items on the statement of earnings.

        Gains or losses recognized in income related to hedge ineffectiveness for the years ended December 31, 2012 and 2011 were not significant.

        Fair Value Hedges.    For any derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the underlying hedged item is recognized in current earnings. As of December 31, 2012 and 2011, the Company had no fair value hedges outstanding.

        Undesignated Derivatives.    For the years ended December 31, 2012, 2011 and 2010, the Company recognized a gain of $14 million, a loss of $10 million, and a gain of $11 million, respectively, in other (income) expense—net, for derivative instruments not designated as hedging instruments.

        Credit-Risk-Related Contingent Features.    The Company has entered into International Swaps and Derivatives Association ("ISDA") agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of December 31, 2012, the Company had not posted any collateral to support its derivatives in a liability position.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

12. Debt

        Total outstanding debt of the Company consisted of the following:

	As of December 31,
	2012	2011
	(Dollars in millions)
Short-term debt	$67	$65

Long-term debt:
Senior notes, due 2014	$533	$550
Senior notes, due 2017	667	693
Exchangeable senior notes, due 2015	150	143
Revolving credit facility	—	—
Capitalized leases	13	21
Other borrowings	32	60

Total long-term debt	1,395	1,467
Less current portion	26	39

Long-term debt, net of current portion	$1,369	$1,428

        The weighted average interest rate on the Company's debt as of December 31, 2012 and 2011 was 7.3% and 7.5%, respectively, excluding the effect of interest rate swaps. The maturities of long-term debt outstanding as of December 31, 2012 are:

Years Ended December 31,	(Dollars in millions)
2013	$26
2014	536
2015	152
2016	3
2017	668
Thereafter	10

Total	$1,395

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

12. Debt (Continued)

March 15 and September 15 of each year. The 2007 Senior Notes are unconditionally guaranteed on a senior unsecured basis by substantially all existing and future wholly-owned domestic subsidiaries of the Company and by TRW Automotive Finance (Luxembourg), S.a.r.l., a Luxembourg subsidiary.

        Senior Note Repurchases.    During 2012 and 2011, the Company repurchased portions of its senior notes totaling approximately $48 million and $256 million, respectively, in principal amount and recorded a loss on retirement of debt of $5 million and $24 million, respectively, including the write-off of a portion of debt issuance costs, discounts and premiums. The repurchased notes were retired upon settlement.

Exchangeable Senior Notes

        In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015 (the "Exchangeable Senior Notes") in a private placement. Prior to September 1, 2015, the notes are exchangeable only upon specified events or conditions being met and, thereafter, at any time. One condition, the sales price condition (described below), was met as of December 31, 2012, and as such, the notes are exchangeable in the first quarter of 2013. They will remain exchangeable in subsequent quarters if the sale price condition continues to be met, which occurs if the last reported sale price of the Company's common stock for at least 20 of the last 30 trading days of the immediately preceding quarter is greater than 130% of the applicable exchange price. The initial exchange rate is 33.8392 shares of the Company's common stock per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.55 per share of common stock), subject to adjustment. Upon exchange, the Company's exchange obligation may be settled, at its option, in shares of its stock, cash or a combination of cash and shares of its stock. The Exchangeable Senior Notes are senior unsecured obligations of the Company. Interest is payable on June 1 and December 1 of each year. The Exchangeable Senior Notes will mature on December 1, 2015, unless earlier exchanged, repurchased by the Company at the holder's option upon a fundamental change, or redeemed by the Company after December 6, 2013, at the Company's option if certain conditions are met.

        The Exchangeable Senior Notes were recorded with a debt discount which decreased debt and increased paid-in-capital in order to separate the liability and embedded equity components. The debt component will accrete up to the principal amount to effectively yield 9.0% over the term of the debt. The debt discount as of December 31, 2012 and December 31, 2011 was $24 million and $31 million, respectively. The total interest expense recognized for the years ended December 31, 2012, 2011 and 2010, was approximately $13 million, $16 million, and $18 million, respectively, including $6 million, $8 million, and $9 million in each respective period relating to the stated coupon rate.

        Exchangeable Senior Note Repurchases.    During 2011, the Company repurchased portions of its Exchangeable Senior Notes totaling approximately $85 million in principal amount and recorded a loss on retirement of debt of $13 million, including the write-off of a portion of debt issuance costs and the debt discount. In addition, during the same 2011 period, the Company recorded a reduction of $66 million to paid-in-capital relating to the repurchase of the conversion feature of the Exchangeable Senior Notes. The repurchased notes were retired upon settlement.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

12. Debt (Continued)

Senior Secured Revolving Credit Facilities

        During the third quarter of 2012, the Company entered into its Eighth Amended and Restated Credit Agreement (the "Eighth Credit Agreement") with the lenders party thereto. The Eighth Credit Agreement provides for senior secured credit facilities consisting of (i) a revolving credit facility in the amount of $1.4 billion which matures in September 2017, subject to certain conditions described below (the "Revolving Credit Facility"), and (ii) additional availability which may be used in the future for one or more term loans or additional revolving facilities (together with the Revolving Credit Facility, the "Facilities"). All of the Facilities are undrawn. The Eighth Credit Agreement also amends certain other provisions of the prior credit agreement, the Seventh Amended and Restated Credit Agreement, dated as of December 21, 2009 (the "Prior Agreement"), including replacing the Revolving Credit Facility's leverage-based pricing grid with a ratings-based pricing grid, reducing the interest rate on amounts drawn under the Revolving Credit Facility and the fees charged on undrawn availability, as well as amending certain other covenants which are now more favorable to the Company. The Company paid fees and expenses totaling approximately $9 million relating to the transaction. For the year ended December 31, 2012, the Company recorded a loss on retirement of debt of $1 million related to the write-off of a portion of debt issuance costs associated with the Prior Agreement.

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

        The commitment fee and the applicable margin for borrowing on the Revolving Credit Facility are subject to a ratings-based pricing grid. The applicable margin in effect as of December 31, 2012 was 0.75% with respect to base rate borrowings and 1.75% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.30%.

        Obligations under the Facilities are secured by a perfected first priority security interest in, and mortgages on, substantially all tangible and intangible assets of TRW Automotive Inc. ("TAI"), a wholly owned subsidiary of TRW Automotive Holdings Corp. ("TAHC"), and substantially all of its domestic subsidiaries, including a pledge of 100% of the stock of TAI and substantially all of its domestic subsidiaries and 65% of the stock of foreign subsidiaries owned directly by domestic entities. In addition, foreign borrowings under the Revolving Credit Facility are secured by assets of the foreign borrowers.

        During 2011, the Company made an offer to certain lenders under the Prior Agreement whose commitments were scheduled to mature on May 9, 2012 to extend the maturity date of their commitments to November 30, 2014. Effective May 2, 2011, the Company terminated the commitments of those lenders who did not accept the offer. In conjunction with the termination, the Company recorded a loss on retirement of debt of $3 million related to the write-off of a portion of the debt issuance costs.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

12. Debt (Continued)

Debt Covenants

        Senior Notes.    The indentures governing the 2007 Senior Notes and the 8.875% Senior Notes contain covenants that impose significant restrictions on the Company's business. The covenants, among other things, could restrict, subject to a number of qualifications and limitations, the ability of TAI and its subsidiaries to pay certain dividends and distributions, or repurchase equity interests of the Company and certain of its subsidiaries (unless certain conditions are met), incur liens, engage in mergers or consolidations, and enter into sale and leaseback transactions. The indentures for each of the Company's outstanding notes also contain customary events of default.

        Senior Secured Credit Facilities.    If the Company's leverage ratio as defined in the Eighth Credit Agreement is greater than 1.5 to 1.0, the agreement restricts the repurchase of indebtedness, the purchase or redemption of the Company's common stock, and the payment of cash dividends, pursuant to a formula based on the Company's consolidated net income. Further, the Eighth Credit Agreement contains a number of covenants that, among other things, could restrict, subject to certain exceptions, the ability of TAI and its subsidiaries to incur additional indebtedness or issue preferred stock; repay other indebtedness; repurchase capital stock; create liens on assets; make investments, loans or advances; make certain acquisitions; engage in mergers or consolidations; enter into sale and leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing TAI's indebtedness; and change the business conducted by the Company. In addition, the Eighth Credit Agreement contains financial covenants relating to a leverage ratio and a minimum interest coverage ratio, which ratios are calculated on a trailing four quarter basis. Other covenants restrict the payment of dividends or other distributions by TAI, subject to specified exceptions. The exceptions include, among others, payments or distributions to enable the Company to enter into certain derivative transactions in relation to TAI's exchangeable bonds, or in respect of expenses required for TAHC to maintain its corporate existence, general corporate overhead expenses, tax liabilities and legal and accounting fees. Since TAHC is a holding company without any independent operations, it does not have significant cash obligations and is able to meet its limited cash obligations with payments or distributions from TAI under the exceptions to our debt covenants. The Eighth Credit Agreement also includes customary events of default.

        As of December 31, 2012, the Company was in compliance with all of its financial covenants.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

13. Restructuring Charges and Asset Impairments

        On an ongoing basis, the Company evaluates its business and objectives to ensure that it is properly configured and sized based on changing market conditions. Accordingly, the Company implements certain restructuring initiatives, including plant rationalizations and targeted workforce reduction efforts, as it deems appropriate.

        The Company's restructuring charges consist of severance, retention and outplacement services and severance-related postemployment benefits (collectively, "severance and other charges"), curtailment gains related to reductions of pension and retiree medical benefit obligations due to headcount reductions, and asset impairments related to restructuring activities.

        For the year ended December 31, 2012, restructuring charges and asset impairments include the following:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Corporate	Total
	(Dollars in millions)
Severance and other charges	$64	$20	$—	$7	$—	$91
Asset impairments related to restructuring activities	2	—	—	—	—	2

Total restructuring charges	66	20	—	7	—	93
Other asset impairments	2	—	—	—	—	2

Total restructuring charges and asset impairments	$68	$20	$—	$7	$—	$95

        During 2012, the Company incurred restructuring charges as part of the Company's ongoing effort to better align the Company's cost structure with global automotive market conditions. Based on such conditions, primarily within the European automotive market, we incurred restructuring charges of $93 million which consisted of $58 million related to workforce reduction initiatives and $35 million related to the closure or planned closure of various facilities. The Company also recorded other asset impairments of $2 million related to the write-down of certain tooling to fair value based on future cash flows.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

13. Restructuring Charges and Asset Impairments (Continued)

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

        During 2011, the Company incurred restructuring charges as part of the Company's ongoing effort to better align the Company's cost structure with global automotive market conditions. The restructuring charges of $21 million consisted of $7 million related to global workforce reduction initiatives and $14 million related to the closure or planned closure of various facilities. The Company also recorded other asset impairments of $5 million related to the write-down of certain investments where the decline in fair value was determined to be other-than-temporary and $1 million related to the write-down of certain machinery and equipment to fair value based on estimated future cash flows.

        For the year ended December 31, 2010, restructuring charges and asset impairments include the following:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Corporate	Total
	(Dollars in millions)
Severance and other charges	$13	$23	$(1)	$11	$1	$47
Curtailment gains—net	(1)	—	—	—	—	(1)
Asset impairments related to restructuring activities	(4)	—	—	—	—	(4)

Total restructuring charges	8	23	(1)	11	1	42
Other asset impairments	2	—	—	1	—	3

Total restructuring charges and asset impairments	$10	$23	$(1)	$12	$1	$45

        During 2010, the Company incurred restructuring charges as part of the Company's ongoing effort to better align the Company's cost structure with global automotive market conditions. The restructuring charges of $42 million consisted of $41 million related to global workforce reduction initiatives and $5 million related to the closure or planned closure of various facilities, partially offset by a gain of $4 million on the sale of a property related to a closed North American braking facility, which was previously impaired as part of a 2008 restructuring action. Other asset impairments of

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

13. Restructuring Charges and Asset Impairments (Continued)

$3 million related to the write-down of certain machinery and equipment to fair value based on estimated future cash flows.

Restructuring Reserves

        The following table illustrates the movement of the restructuring reserves for severance and other charges, including reserves related to severance-related postemployment benefits for both periods presented:

	Years Ended December 31,
	2012	2011
	(Dollars in millions)
Beginning balance	$59	$80
Current period accruals, net of changes in estimates	88	20
Increase in accrual due to business acquisition	—	6
Used for purposes intended	(26)	(48)
Effects of foreign currency translation and transfers	—	1

Ending balance	$121	$59

        Of the $121 million restructuring reserve accrued as of December 31, 2012, approximately $105 million is expected to be paid in 2013. The remaining balance is expected to be paid in 2014 through 2017 and is comprised primarily of involuntary employee termination arrangements in Europe.

        The Company completed an acquisition in the Chassis Systems segment during the first quarter of 2011 and assumed a restructuring liability of $6 million.

14. Lease Commitments

        The Company leases certain offices, manufacturing and research buildings, machinery, automobiles and computer and other equipment. Such leases, some of which are noncancelable and in many cases include renewals, are set to expire at various dates. Rental expense for operating leases was $112 million, $111 million, and $104 million for the years ended December 31, 2012, 2011, and 2010, respectively.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

14. Lease Commitments (Continued)

        As of December 31, 2012, the future minimum lease payments for noncancelable capital and operating leases with initial terms in excess of one year were as follows:

Years Ended December 31,	Capital Leases	Operating Leases
	(Dollars in millions)
2013	$3	$93
2014	2	60
2015	3	50
2016	2	44
2017	1	41
Thereafter	5	74

Total minimum payments required	$16	$362

Less amounts representing interest	3

Present value of net minimum capital lease payments	13
Less current installments	2

Obligations under capital leases, excluding current installments	$11

15. Capital Stock

        The Company's authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the "Common Stock"), of which 119,372,047 shares were issued and outstanding as of December 31, 2012, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the Company's stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

        From time to time, capital stock is issued in conjunction with the exercise of stock options and stock-settled stock appreciation rights and the vesting of restricted stock units issued as part of the Company's stock incentive plan (see Note 16).

        Share Repurchase Programs.    On February 16, 2012, the Company announced that its board of directors approved a share repurchase program that is intended to offset, on an ongoing basis, the dilution created by the Company's stock incentive plan (the "Anti-Dilution Program"). In addition, on October 1, 2012, the Company announced a share repurchase program that had been approved by its board of directors during the third quarter of 2012 to acquire up to $1 billion of the Company's outstanding common stock that extends through December 31, 2014.

        During the six months ended June 29, 2012, the Company reached its 2012 board-authorized limit to repurchase 2.3 million shares of its common stock under the Anti-Dilution Program, although additional shares may be purchased in subsequent years. The shares were repurchased at an average price of $44.48 per share, which totaled $102 million.

        During the fourth quarter of 2012, the Company repurchased 3.3 million shares of its common stock under the share repurchase program announced on October 1, 2012. The shares were repurchased at an average price of $49.94 per share, which totaled $166 million.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

16. Share-Based Compensation

Equity Awards

        Effective in February 2003, the Company established the TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (as amended, the "2003 Plan"). As amended, the Plan permitted the grant of up to 23 million stock options, stock appreciation rights, restricted stock and other stock-based awards to the employees, directors or consultants of the Company or its affiliates.

        Effective in May 2012, the Company's shareholders approved the TRW Automotive Holdings Corp. 2012 Stock Incentive Plan (the "2012 Plan"). The 2012 Plan permits the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards to the employees, directors or consultants of the Company or its affiliates. As a result, no new awards will be granted under the 2003 Plan.

        As of December 31, 2012, the Company had 6,148,580 shares of Common Stock available for issuance under the 2012 Plan. In addition, 1,698,337 stock options, 2,291,626 stock-settled stock appreciation rights ("SSARs"), 857,782 nonvested restricted stock units ("RSUs"), and 14,500 nonvested phantom stock units ("PSUs") were outstanding as of December 31, 2012. All of the SSARs and most of the stock options have an 8-year term and vest ratably over three years, whereas the remaining stock options have a 10-year term and vested ratably over five years. Substantially all of the RSUs and PSUs vest ratably over three years.

        Each SSAR entitles the grantee to receive the appreciation in value of one underlying share of the Company's stock from the grant date fair market value to the lesser of the fair market value on the exercise date or the specified maximum value.

        The significant equity award grants during 2012, 2011 and 2010 are as follows:

	February 23, 2012		February 24, 2011		March 3, 2010
	SSARs	RSUs	SSARs	RSUs	SSARs	RSUs
Number Granted	1,282,518	515,523	908,500	317,650	535,300	632,100
Exercise price	$45.11		$54.95		$26.91
Maximum value	$95.00		$100.00		$50.00

        The exercise price of the SSARs and stock options is equal to the average of the high and low stock price of the Company on the grant date.

        The total share-based compensation expense recognized for the Plan was as follows:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
SSARs and stock options	$5	$4	$3
Restricted stock units	16	11	10

Total share-based compensation expense	$21	$15	$13

        The Company uses historical data to estimate SSAR and option exercise and employee termination assumptions within the valuation model. The expected volatilities are primarily developed using historical data of the Company. The expected life of SSARs and options granted represents the period

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

16. Share-Based Compensation (Continued)

of time that they are expected to be outstanding. The risk free rate is based on U.S. Treasury zero-coupon yield curves with a remaining term equal to the expected SSAR and option life.

        Fair value for SSARs was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	February 23, 2012	February 24, 2011	March 3, 2010
Expected volatility	79.3%	77.3%	75.8%
Dividend yield	0.00%	0.00%	0.00%
Expected life	5.0 years	5.0 years	5.0 years
Risk-free rate	0.89%	2.19%	2.27%

        A summary of SSAR and stock option activity under the Plan and changes for the year ended December 31, 2012 is presented below:

	Thousands of Options and SSARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(Dollars in millions)
Outstanding at January 1, 2012	3,855	$30.26
Granted	1,282	45.11
Exercised	(1,072)	24.20
Forfeited or expired	(75)	45.62

Outstanding at December 31, 2012	3,990	36.38	5.0	$69

Exercisable at December 31, 2012	1,989	$26.27	3.2	$55

        The weighted-average grant-date fair value of SSARs granted during the years ended December 31, 2012, 2011 and 2010 was $6.58, $6.54, and $3.45, respectively. The total intrinsic value of SSARs and stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $26 million, $36 million and $89 million, respectively.

        A summary of the status of the Company's nonvested RSUs as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

	Thousands of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Nonvested Units
Nonvested at January 1, 2012	885	$31.79
Granted	517	45.10
Vested	(489)	24.35
Forfeited	(55)	42.96

Nonvested at December 31, 2012	858	$43.35

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

16. Share-Based Compensation (Continued)

        The total fair value of RSUs vested during the years ended December 31, 2012, 2011 and 2010 were $22 million, $32 million and $14 million, respectively.

        As of December 31, 2012, there was $30 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. Such cost is expected to be recognized over a weighted-average period of approximately two years.

  Cash Awards

        For the years ended December 31, 2012, 2011 and 2010, the Company recognized compensation expense associated with its cash-settled share-based compensation and retention awards of approximately $4 million, $15 million and $19 million, respectively. The liability and fair value of the cash awards as of December 31, 2012 were approximately $1 million and $3 million, respectively. The liability and fair value of the cash awards as of December 31, 2011 were approximately $40 million and $45 million, respectively.

        2011 and 2010 Cash Incentive Awards—Executives.    In February 2011 and March 2010, the Company issued cash incentive awards for executive officers (the "2011 Awards" and "2010 Awards", respectively). Each award is divided into three tranches of equal value with a tranche vesting on each of the first, second and third anniversaries of the agreement date. During the year ended December 31, 2012, the first tranche of the 2011 Awards and the second tranche of the 2010 Awards vested and were fully paid. Subsequent to the payment of the first tranche, the target aggregate value of the awards granted in 2011 is approximately $1.9 million, but could range from a minimum value of zero to a maximum value of $2.4 million depending on movement of the Company's stock price during certain determination periods. Similarly, subsequent to payment of the first and second tranches, the remaining target aggregate value of the awards granted in 2010 is approximately $1 million, but could range from a minimum value of zero to a maximum value of $1.1 million depending on movement of the Company's stock price during certain determination periods.

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

17. Related Party Transactions

        Blackstone.    Pursuant to the Company's Transaction and Monitoring Fee Agreement (the "TMF Agreement") with an affiliate of The Blackstone Group L.P. ("Blackstone"), Blackstone had provided the Company certain monitoring, advisory and consulting services as more fully described in the agreement. The Company was paying an annual monitoring fee of $5 million for these services. In the first quarter of 2011, the TMF Agreement was terminated in return for the Company's commitment to pay Blackstone a total of approximately $10 million under a quarterly payment schedule commensurate with the payment schedule under the TMF Agreement. During 2011, approximately $11 million of expense was included in the consolidated statements of earnings, which included the $10 million expense recognized upon termination as well as $1 million of expense that was recognized prior to the

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

17. Related Party Transactions (Continued)

termination. No additional expense has been or will be recognized subsequent to 2011 as a result of these arrangements. Approximately $5 million was included in the consolidated statements of earnings for the year ended December 31, 2010.

        Secondary Offerings.    Pursuant to the Company's Third Amended and Restated Stockholders Agreement (the "Third Restated Agreement") with Automotive Investors LLC ("AI LLC"), an affiliate of Blackstone, among other things, the Company has certain obligations with respect to both demand and incidental (or "piggyback") registration rights held by AI LLC. Pursuant to the Company's employee stockholders agreement among the Company, our management group and AI LLC, among other things, the Company has certain continuing obligations with respect to piggyback registration rights held by the employee stockholders who are affiliates.

        In March, September and November of 2010, AI LLC and certain management stockholders sold 11 million, 8 million and 10 million shares, respectively, of the Company's common stock in underwritten registered public offerings (the "Offerings") pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on August 10, 2009. The Company did not receive any proceeds from the Offerings, nor did its number of shares outstanding materially change. In accordance with the Third Restated Agreement and the employee stockholders agreement described above, the Company incurred expenses totaling less than $1 million in connection with these Offerings. As a result of the Offerings, AI LLC's ownership interest in the Company decreased to approximately 16%.

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

        As of December 31, 2012 and 2011, the Company had reserves for environmental matters of $67 million and $70 million, respectively. In addition, the Company has established a receivable from Northrop Grumman Corporation ("Northrop") for a portion of this environmental liability as a result of indemnification provided for in the master purchase agreement between Northrop and an affiliate of Blackstone under which Northrop has agreed to indemnify the Company for 50% of any environmental liabilities associated with the operation or ownership of the Company's automotive business existing at or prior to the acquisition, subject to certain exceptions. The Company believes any liability, in excess of amounts accrued in our consolidated financial statements, that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates, will

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

18. Contingencies (Continued)

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

        Management believes that the ultimate resolution of the foregoing contingencies will not have a material effect on the Company's financial statements as a whole.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

18. Contingencies (Continued)

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

        The Company has been named as a defendant in purported class action lawsuits filed on various dates from June 2012 through January 2013 in the United States District Court for the Eastern District of Michigan and the Superior Court of Justice in Ontario, Canada on behalf of vehicle purchasers, lessors and dealers alleging that the Company and certain of its competitors conspired to fix and raise prices for Occupant Safety Systems products in the U.S. The Company intends to defend these cases vigorously. Management believes that the ultimate resolution of these cases will not have a material adverse effect on the Company's consolidated financial statements as a whole.

19. Segment Information

        The Company is a U.S.-based international business providing advanced technology products and systems for the automotive markets. The Company has four reportable segments: Chassis Systems, Occupant Safety Systems, Electronics and Automotive Components.

        The principal customers for the Company's automotive products are the North American, European and Asian vehicle manufacturers.

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

    Chassis Systems—Active safety systems and other systems and components in the area of foundation brakes, anti-lock braking systems and other brake control (including electronic vehicle stability control), steering gears and systems, linkage and suspension and modules.

    Occupant Safety Systems—Passive safety systems and components in the areas of airbags, seat belts and steering wheels.

    Electronics—Safety, radio frequency, chassis, and powertrain electronics and driver assistance systems.

    Automotive Components—Engine valves, engineered fasteners and plastic components and body controls.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

19. Segment Information (Continued)

        The accounting policies of the segments are the same as those described in Note 2 under "Summary of Significant Accounting Policies." The Company evaluates operating performance based on segment earnings before taxes and segment assets.

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

  •
  Gain (loss) on retirement of debt.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

19. Segment Information (Continued)

        The following tables present certain financial information by segment:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Sales to external customers:
Chassis Systems	$10,324	$9,960	$8,524
Occupant Safety Systems	3,287	3,580	3,441
Electronics	1,015	842	777
Automotive Components	1,818	1,862	1,641

Total sales to external customers	$16,444	$16,244	$14,383

Intersegment sales:
Chassis Systems	$89	$95	$53
Occupant Safety Systems	90	50	41
Electronics	541	493	373
Automotive Components	80	78	66

Total intersegment sales	$800	$716	$533

Total segment sales:
Chassis Systems	$10,413	$10,055	$8,577
Occupant Safety Systems	3,377	3,630	3,482
Electronics	1,556	1,335	1,150
Automotive Components	1,898	1,940	1,707

Total segment sales	$17,244	$16,960	$14,916

Earnings before taxes:
Chassis Systems	$604	$775	$660
Occupant Safety Systems	254	334	373
Electronics	197	139	138
Automotive Components	115	101	72

Segment earnings before taxes	1,170	1,349	1,243
Corporate expense and other	(78)	(81)	(66)
Financing costs	(111)	(118)	(162)
Loss on retirement of debt—net	(6)	(40)	(15)
Net earnings attributable to noncontrolling interest, net of tax	33	38	41

Earnings before income taxes	$1,008	$1,148	$1,041

Capital expenditures:
Chassis Systems	$300	$302	$164
Occupant Safety Systems	104	73	49
Electronics	125	127	42
Automotive Components	86	62	36
Corporate	8	7	3

	$623	$571	$294

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

19. Segment Information (Continued)

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Depreciation and amortization:
Chassis Systems	$216	$234	$237
Occupant Safety Systems	80	96	98
Electronics	50	49	53
Automotive Components	60	63	76
Corporate	3	5	5

	$409	$447	$469

        The Company accounts for intersegment sales or transfers at current market prices.

        The following table presents certain balance sheet information by segment:

	December 31,
	2012	2011
	(Dollars in millions)
Segment assets:
Chassis Systems	$4,832	$4,608
Occupant Safety Systems	2,129	2,084
Electronics	1,147	1,038
Automotive Components	887	844

Segment assets	8,995	8,574
Corporate assets	1,317	1,408

Segment and corporate assets	10,312	9,982
Deferred tax assets	545	280

Total assets	$10,857	$10,262

        Corporate assets principally consist of cash and cash equivalents and pension assets.

        Geographic Information.    The following table presents certain information concerning principal geographic areas:

	United States	Germany	China	Rest of World	Total
	(Dollars in millions)
Sales to external customers:
Year Ended December 31, 2012	$4,713	$2,330	$2,201	$7,200	$16,444
Year Ended December 31, 2011	4,020	2,623	1,666	7,935	16,244
Year Ended December 31, 2010	3,426	2,299	1,284	7,374	14,383
Property, plant and equipment—net:
As of December 31, 2012	$563	$403	$357	$1,062	$2,385
As of December 31, 2011	487	393	255	1,002	2,137

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

19. Segment Information (Continued)

        Sales are attributable to geographic areas based on the location of the assets generating the sales. Inter-area sales are not significant to the total sales of any geographic area.

        Customer Concentration.    Sales to the Company's largest-end-customers (including sales within the vehicle manufacturer's group) on a worldwide basis are as follows:

	Volkswagen AG	Ford Motor Company	Chrysler Group LLC	General Motors	Aggregate Percent of Total Sales
	(Dollars in millions)
Year Ended December 31, 2012	$3,863	$2,897	$1,702	$1,649	61.5%
Year Ended December 31, 2011	3,466	2,595	1,379	1,789	56.8%
Year Ended December 31, 2010	2,801	2,248	1,264	1,655	55.4%

20. Unconsolidated Affiliates

        The Company's beneficial ownership in affiliates accounted for under the equity method follows:

	December 31,
	2012	2011	2010
SM-Sistemas Modulares Ltda. (Brazil)	50%	50%	50%
ABC Sistemas E Modulos Ltda. (Brazil)	33%	33%	33%
CSG TRW Chassis Systems Co., Ltd. (China)	50%	50%	50%
Shanghai TRW Automotive Safety Systems Company Ltd. (China)	50%	50%	50%
Shin-Han (Beijing) Automobile Parts System Co., Ltd (China)	30%	30%	30%
Fuji Valve (Guangdong) Co., Ltd. (China)	25%	25%	25%
TH Braking Company S.A.S. (France)	50%	50%	50%
Rane TRW Steering Systems Limited (India)	50%	50%	50%
Brakes India Limited (India)	49%	49%	49%
TRW Sun Steering Wheels Private Limited (India)	49%	49%	49%
Shin Han Valve Industrial Company, Ltd. (South Korea)	25%	25%	25%
Componentes Venezolanos de Direccion, S.A. (Venezuela)	40%	40%	40%

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

20. Unconsolidated Affiliates (Continued)

        Summarized aggregate financial information from the balance sheets and statements of operations of the Company's affiliates accounted for under the equity method follows:

	Years Ended and as of December 31,
	2012	2011	2010
	(Dollars in millions)
Statements of Earnings
Sales	$1,358	$1,391	$1,200
Gross profit	369	385	325
Earnings from continuing operations	86	77	74
Net earnings	86	77	74
Balance Sheets
Current assets	$610	$576	$530
Noncurrent assets	271	266	265
Current liabilities	375	373	345
Noncurrent liabilities	276	292	287

21. Quarterly Financial Information (Unaudited)

	First Quarter
	Three Months Ended
	March 30, 2012	April 1, 2011	April 2, 2010
	(Dollars in millions, except per share amounts)
Sales	$4,208	$4,109	$3,583
Gross profit	474	511	429
Restructuring charges and asset impairments	2	—	(7)
Gain (loss) on retirement of debt—net	(5)	(10)	—
Earnings (losses) before income taxes	308	347	263
Net earnings (losses) attributable to TRW	206	281	204
Basic earnings (losses) per share	$1.66	$2.29	$1.72
Diluted earnings (losses) per share	$1.59	$2.13	$1.61

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

21. Quarterly Financial Information (Unaudited) (Continued)

	Second Quarter
	Three Months Ended
	June 29, 2012	July 1, 2011	July 2, 2010
	(Dollars in millions, except per share amounts)
Sales	$4,239	$4,234	$3,661
Gross profit	476	517	439
Restructuring charges and asset impairments	2	—	(3)
Gain (loss) on retirement of debt—net	—	(10)	(1)
Earnings (losses) before income taxes	319	338	289
Net earnings (losses) attributable to TRW	220	293	227
Basic earnings (losses) per share	$1.80	$2.37	$1.90
Diluted earnings (losses) per share	$1.71	$2.21	$1.78

	Third Quarter
	Three Months Ended
	September 28, 2012	September 30, 2011	October 1, 2010
	(Dollars in millions, except per share amounts)
Sales	$3,965	$3,915	$3,426
Gross profit	414	381	387
Restructuring charges and asset impairments	3	—	—
Gain (loss) on retirement of debt—net	(1)	(19)	(1)
Earnings (losses) before income taxes	244	204	236
Net earnings (losses) attributable to TRW	163	158	199
Basic earnings (losses) per share	$1.33	$1.28	$1.66
Diluted earnings (losses) per share	$1.28	$1.22	$1.54

	Fourth Quarter
	Three Months Ended December 31,
	2012	2011	2010
	(Dollars in millions, except per share amounts)
Sales	$4,032	$3,986	$3,713
Gross profit	425	451	467
Restructuring charges and asset impairments	88	(27)	(35)
Gain (loss) on retirement of debt—net	—	(1)	(13)
Earnings (losses) before income taxes	137	259	253
Net earnings (losses) attributable to TRW	419	425	204
Basic earnings (losses) per share	$3.45	$3.44	$1.68
Diluted earnings (losses) per share	$3.26	$3.27	$1.56

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TRW Automotive Holdings Corp.
Livonia, Michigan

        We have audited the accompanying consolidated balance sheets of TRW Automotive Holdings Corp. as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule included as Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRW Automotive Holdings Corp. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TRW Automotive Holdings Corp.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 15, 2013

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TRW Automotive Holdings Corp.
Livonia, Michigan

        We have audited TRW Automotive Holdings Corp.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TRW Automotive Holdings Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, TRW Automotive Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 15, 2013

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a—15(e) under the Securities Exchange Act of 1934) as of December 31, 2012, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

        Management's Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

        Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2012. The assessment was based on criteria established in the framework entitled, Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

        Based on this assessment, using the criteria referenced above, management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report included herein.

        Changes in Internal Control over Financial Reporting.    There was no change in the Company's internal controls over financial reporting that occurred during the fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 regarding executive officers and directors is incorporated by reference from the information under the captions "Executive Officers" and "The Board of Directors" in the Company's definitive Proxy Statement for the 2013 Annual Meeting of the Stockholders (the "Proxy Statement"), which will be filed within 120 days after December 31, 2012. The information required by Item 10 regarding the audit committee and audit committee financial expert disclosure is incorporated by reference from the information under the caption "Committees of the Board of Directors" in the Proxy Statement. The information required by Item 10 regarding our code of ethics is incorporated by reference from the information under the caption "Available Company Information" in Part I, Item 1 of this Report and under the caption "Committees of the Board of Directors" in the Proxy Statement.

        Disclosure of delinquent Section 16 filers required by Item 10, if any, pursuant to Item 405 of Regulation S-K would be contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. However, to the best of the Company's knowledge, no such disclosure will be made.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from the information under the following captions in the Proxy Statement: "Compensation Committee Report," "Compensation Discussion and Analysis," "Compensation of Executive Officers," and "The Board of Directors—Director Compensation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 relating to security ownership is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

        The information required by Item 12 relating to securities authorized for issuance under equity compensation plans is incorporated herein by reference from information under the caption "Equity Compensation Plan Information" in Part II, Item 5 of this Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 regarding transactions with related persons is incorporated by reference from the information under the caption "Transactions with Related Persons" in the Proxy Statement.

        The information required by Item 13 regarding director independence is incorporated by reference from the information under the caption "The Board of Directors" in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated by reference from the information under the caption "Independent Registered Public Accounting Firm Fees" in the Proxy Statement.

 PART IV

ITEM 15.    EXHIBIT, FINANCIAL STATEMENT SCHEDULES

(a)
(1)     Financial Statements

  (2)
  Financial Statement Schedule—

 SCHEDULE II

Valuation and Qualifying Accounts for
the years ended December 31, 2012, 2011 and 2010

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Credited) to Other Accounts	Deductions		Balance at End of Period
	(Dollars in millions)
Year ended December 31, 2012
Allowance for doubtful accounts	$38	$(1)	$—	$(7)	(a)	$30
Deferred tax asset valuation allowance	273	(63)	40	—		250
Year ended December 31, 2011
Allowance for doubtful accounts	$29	$14	$—	$(5)	(a)	$38
Deferred tax asset valuation allowance	775	(326)	(176)	—		273
Year ended December 31, 2010
Allowance for doubtful accounts	$40	$2	$—	$(13)	(a)	$29
Deferred tax asset valuation allowance	1,011	(144)	(92)	—		775

(a)
Uncollectible accounts written off, net of recoveries.

        The other schedules have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

  (3)
  Exhibits (including those incorporated by reference). All references to "Registrant" below pertain to TRW Automotive Holdings Corp. and all references to TAI pertain to TRW Automotive Inc. (f/k/a TRW Automotive Acquisition Corp. and Roadster Acquisition Corp.). Documents listed below that are incorporated by reference from a filing other than a registration statement and are more than five years old can be found under SEC file number 001-31970.

			Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit		Filing Date	Filed Herewith
2.1	(a)	The Master Purchase Agreement, dated as of November 18, 2002 (the "MPA") between BCP Acquisition Company L.L.C. ("BCP") and Northrop Grumman Corporation ("Northrop").	TAI S-4	2.1		07/01/2003

	(b)	Amendment No. 1, dated December 20, 2002, to the MPA among BCP, Northrop, TRW Inc. and TAI.	TAI S-4	2.2		07/01/2003

	(c)	Amendment No. 2, dated February 28, 2003, to the MPA among BCP, Northrop, Northrop Grumman Space & Mission Systems Corp. ("NGS&MS") and TAI.	TAI S-4	2.3		07/01/2003

	(d)	Amendment No. 3, dated December 19, 2011, to the MPA among Northrop, NGS&MS, TAI, BCP and Automotive Investors, L.L.C.	10-K	2.1	(d)	02/16/2012

3.1		Second Amended and Restated Certificate of Incorporation of Registrant.	10-K	3.1		03/29/2004

3.2		Third Amended and Restated By-Laws of Registrant.	8-K	3.2		11/17/2004

4.1		Form of Certificate of Common Stock of Registrant, as approved February 2010.	10-K	4.1		02/25/2010

4.2	(a)	Form of Rights Agreement dated January 23, 2004 between Registrant and National City Bank as Rights Agent.	S-1A	4.21		01/26/2004

	(b)	Letter Agreement, dated September 11, 2009, between Computershare Trust Company, N.A. and Registrant establishing Computershare as the successor Rights Agent under the Registrant's Rights Agreement dated January 23, 2004.	10-Q	4.1		11/04/2009

Registrant, in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K has omitted filing instruments defining the rights of holders of long-term debt of Registrant or any of its subsidiaries, which debt does not exceed 10% of the total assets of Registrant and its subsidiaries, which debt does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis, and agrees to furnish to the SEC copies of such instruments upon request.

			Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.1		Eighth Amended and Restated Credit Agreement, dated as of September 28, 2012, among TAI, Registrant, certain of Registrant's foreign subsidiaries, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as lead arrangers.	8-K	10.1	10/01/2012

10.2		Amended and Restated U.S. Guarantee and Collateral Agreement, dated as of September 28, 2012, among TAI, Registrant, certain specified subsidiaries of Registrant and JPMorgan Chase Bank, N.A., as collateral agent.	10-Q	10.2	10/30/2012

10.3		Amended and Restated Foreign Guarantee, dated as of September 28, 2012, among each foreign subsidiary of Registrant and JPMorgan Chase Bank, N.A., as collateral agent.	10-Q	10.4	10/30/2012

10.4		Amended and Restated First-Tier Subsidiary Pledge Agreement, dated as of September 28, 2012, among TAI, certain specified subsidiaries of Registrant and JPMorgan Chase Bank, N.A., as collateral agent.	10-Q	10.3	10/30/2012

10.5		Insurance Allocation Agreement, dated as of February 28, 2003, between NGS&MS. and TAI.	TAI S-4	10.15	07/01/2003

10.6		Employee Stockholders Agreement, dated as of February 28, 2003, by and among Registrant and the other parties named therein.	TAI S-4	10.18	07/01/2003

10.7	(a)	Letter Agreement, dated May 27, 2003, between John C. Plant and TAI.	TAI S-4	10.37	07/01/2003

	(b)	Employment Agreement, dated as of February 6, 2003 between TAI, TRW Limited and John C. Plant.	TAI S-4	10.22	07/01/2003

			Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit		Filing Date	Filed Herewith
	(c)	Amendment dated as of December 16, 2004 to Employment Agreement of John C. Plant.	10-K	10.45		02/23/2005

	(d)	Second Amendment dated as of February 22, 2005 to Employment Agreement of John C. Plant.	10-K	10.51		02/23/2005

	(e)	Third Amendment dated as of July 28, 2006 to Employment Agreement of John C. Plant.	10-Q	10.1		08/02/2006

	(f)	Fourth Amendment dated as of December 18, 2008 to Employment Agreement of John C. Plant.	8-K	10.5		12/22/2008

	(g)	Sixth Amendment dated as of November 20, 2009 to Employment Agreement of John C. Plant.	10-K	10.15	(g)	02/25/2010

	(h)	Amended and Restated TRW Automotive Supplemental Retirement Income Plan, effective January 1, 2009.	8-K	10.1		12/22/2008

	(i)	John C. Plant 2009 Supplemental Retirement Plan, effective as of January 1, 2009.	8-K	10.6		12/22/2008

	(j)	Form of Amendment to TAI John C. Plant 2009 Supplemental Retirement Plan.	8-K	10.1		11/16/2012

10.8	(a)	Employment Agreement, dated as of February 28, 2003 by and between TAI, TRW Limited and Steven Lunn.	TAI S-4	10.23		07/01/2003

	(b)	Amendment dated as of December 16, 2004 to Employment Agreement of Steven Lunn.	10-K	10.46		02/23/2005

	(c)	Second Amendment dated as of January 12, 2009 to Employment Agreement of Steven Lunn.	8-K	10.1		01/13/2009

	(d)	Fourth Amendment dated as of November 30, 2010 to Employment Agreement of Steven Lunn.	10-K	10.13	(d)	02/17/2011

	(e)	Declaration of Trust, the TRW Retirement Benefit Plan, dated November 1, 2010 between TAI and Barclays Wealth Trustees (Guernsey) Limited.	10-K	10.13	(g)	02/17/2011

			Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.9	(a)	Employment Agreement, dated as of February 27, 2003 by and between TRW Limited and Peter J. Lake.	TAI S-4	10.24	07/01/2003

	(b)	Amendment dated as of April 30, 2004 to Employment Agreement of Peter J. Lake.	10-Q	10.5	05/07/2004

	(c)	Second Amendment dated as of December 16, 2004 to Employment Agreement of Peter J. Lake.	10-K	10.47	02/23/2005

	(d)	Third Amendment dated as of July 29, 2005 to Employment Agreement of Peter J. Lake.	10-Q	10.1	08/02/2005

	(e)	Fourth Amendment dated as of November 12, 2008 to Employment Agreement of Peter J. Lake.	8-K	10.4	11/13/2008

	(f)	Fifth Amendment dated as of December 18, 2008 to Employment Agreement of Peter J. Lake.	8-K	10.4	12/22/2008

	(g)	Seventh Amendment to Employment Agreement, dated as of October 1, 2009, among TAI, TRW Limited and Peter J. Lake.	8-K	10.1	09/30/2009

10.10	(a)	Employment Agreement, dated as of February 13, 2003 by and between TAI and Joseph S. Cantie.	TAI S-4	10.25	07/01/2003

	(b)	Amendment dated as of April 30, 2004 to Employment Agreement of Joseph S. Cantie.	10-Q	10.4	05/07/2004

	(c)	Second Amendment dated as of December 16, 2004 to Employment Agreement of Joseph S. Cantie.	10-K	10.49	02/23/2005

	(d)	Third Amendment dated as of July 29, 2005 to Employment Agreement of Joseph S. Cantie.	10-Q	10.3	08/02/2005

10.11	(a)	Employment Agreement dated as of August 16, 2004 by and between TAI and Neil E. Marchuk.	10-Q	10.1	11/04/2004

	(b)	Amendment dated as of December 16, 2004 to Employment Agreement of Neil E. Marchuk.	10-K	10.5	02/23/2005

			Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
	(c)	Second Amendment dated as of July 29, 2005 to Employment Agreement of Neil E. Marchuk.	10-Q	10.4	08/02/2005

	(d)	Sixth Amendment dated as of February 18, 2009 to Employment Agreement of Neil E. Marchuk.	10-Q	10.1	05/06/2009

10.12	(a)	Employment Agreement, dated as of February 1, 2010 by and between TAI and Robin A. Walker-Lee.	10-K	10.17	02/17/2011

	(b)	Second Amendment dated as of February 15, 2012 to Employment Agreement of Robin A. Walker-Lee.	10-Q	10.1	05/01/2012

10.13	(a)	Form of Fourth Amendment to Employment Agreement, dated as of November 12, 2008, between TAI and each of Joseph S. Cantie and Neil E. Marchuk.	8-K	10.3	11/13/2008

	(b)	Form of Fifth Amendment to Employment Agreement, dated as of December 18, 2008, between TAI and each of Joseph S. Cantie and Neil E. Marchuk.	8-K	10.3	12/22/2008

	(c)	Form of Amendment to Employment Agreement, dated as of February 26, 2009, between TAI and/or TRW Limited, as applicable, and each of John C. Plant, Steven Lunn, Peter J. Lake, Joseph S. Cantie and Neil E. Marchuk.	8-K	10.1	02/24/2009

	(d)	Form of Amendment to Employment Agreement, dated November 16, 2011, between TAI and each of Joseph S. Cantie, Peter J. Lake, Neil E. Marchuk and Robin A. Walker-Lee.	8-K	10.1	11/18/2011

10.14		TRW Automotive Benefits Equalization Plan effective January 1, 2009.	10-K	10.19	02/17/2011

10.15		Form of TAI Executive Officer Cash Incentive Award Agreement, dated as of March 3, 2010, between TAI and each of the Registrant's executive officers.	8-K	10.1	02/26/2010

			Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit		Filing Date	Filed Herewith
10.16		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	8-K	10.5		11/13/2008

10.17	(a)	Amended and Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan.	DEF 14A	Appendix A		04/03/2009

	(b)	First Amendment to Amended & Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan, dated as of February 18, 2009.	10-Q	10.2		05/06/2009

	(c)	Form of General Non-Qualified Stock Open Agreement.	TAI S-4	10.21		07/01/2003

	(d)	Form of Chief Executive Officer Non-Qualified Stock Option Agreement.	8-K	10.1		02/25/2005

	(e)	Form of Executive Officer Non-Qualified Stock Option Agreement.	8-K	10.2		02/25/2005

	(f)	Form of General Restricted Stock Unit Agreement.	10-K	10.24	(f)	02/17/2011

	(g)	Form of Chief Executive Officer Restricted Stock Unit Agreement.	8-K	10.3		02/25/2005

	(h)	Form of Executive Officer Restricted Stock Unit Agreement.	8-K	10.4		02/25/2005

	(i)	Form of Director Restricted Stock Unit Agreement.	8-K	10.5		02/25/2005

	(j)	Form of Chief Executive Officer Stock-Settled Stock Appreciation Rights Agreement.	8-K	10.3		02/26/2010

	(k)	Form of Executive Officer Stock-Settled Stock Appreciation Rights Agreement.	8-K	10.2		02/26/2010

	(l)	Form of General Stock-Settled Stock Appreciation Rights Agreement.	10-K	10.24	(l)	02/17/2011

10.18		TRW Automotive Holdings Corp. 2012 Stock Incentive Plan	DEF 14A	Appendix A		03/29/2012

21.1		List of Subsidiaries					X

23.1		Consent of Ernst & Young LLP					X

Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
31	(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X

	(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.				X

32		Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.				X

101.INS		XBRL Instance Document				X

101.SCH		XBRL Taxonomy Extension Schema Document				X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document				X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document				X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document				X

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRW Automotive Holdings Corp. (Registrant)
Date: February 15, 2013	By:	/s/ JOSEPH S. CANTIE Joseph S. Cantie Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 15, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JOHN C. PLANT John C. Plant	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
/s/ JOSEPH S. CANTIE Joseph S. Cantie	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ TAMMY S. MITCHELL Tammy S. Mitchell	Controller (Principal Accounting Officer)
/s/ NEIL P. SIMPKINS Neil P. Simpkins	Lead Director
/s/ JAMES F. ALBAUGH James F. Albaugh	Director
/s/ FRANCOIS J. CASTAING Francois J. Castaing	Director
/s/ ROBERT L. FRIEDMAN Robert L. Friedman	Director

Signature	Title

/s/ MICHAEL R. GAMBRELL Michael R. Gambrell	Director
/s/ J. MICHAEL LOSH J. Michael Losh	Director
/s/ JODY G. MILLER Jody G. Miller	Director
/s/ PAUL H. O'NEILL Paul H. O'Neill	Director
/s/ DAVID S. TAYLOR David S. Taylor	Director