Form 10-Q
period 2013-03-29
TRW AUTOMOTIVE HOLDINGS CORP
filed 2013-04-30
CIK 1267097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2013
OR
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

        As of April 24, 2013, the number of shares outstanding of the registrant's Common Stock was 120,147,062.

TRW Automotive Holdings Corp.
Index

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Three Months Ended
	March 29, 2013	March 30, 2012
	(Unaudited)
	(In millions, except per share amounts)
Sales	$4,213	$4,208
Cost of sales	3,786	3,734

Gross profit	427	474
Administrative and selling expenses	138	146
Amortization of intangible assets	3	3
Restructuring charges and asset impairments	37	2
Other income—net	(4)	(8)

Operating income	253	331
Interest expense—net	30	29
Loss on retirement of debt—net	—	5
Equity in earnings of affiliates, net of tax	(12)	(11)

Earnings before income taxes	235	308
Income tax expense	62	93

Net earnings	173	215
Less: Net earnings attributable to noncontrolling interest, net of tax	11	9

Net earnings attributable to TRW	$162	$206

Basic earnings per share:
Earnings per share	$1.35	$1.66

Weighted average shares outstanding	119.6	123.8

Diluted earnings per share:
Earnings per share	$1.29	$1.59

Weighted average shares outstanding	126.9	131.2

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Comprehensive Earnings

	Three Months Ended
	March 29, 2013	March 30, 2012
	(Unaudited)
	(Dollars in millions)
Net earnings	$173	$215
Other comprehensive earnings (losses):
Foreign currency translation	(87)	93
Retirement obligations, net of tax	15	—
Deferred cash flow hedges, net of tax	(2)	47

Total other comprehensive earnings (losses)	(74)	140
Comprehensive earnings	99	355
Less: Comprehensive earnings attributable to noncontrolling interest	10	12

Comprehensive earnings attributable to TRW	$89	$343

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	March 29, 2013	December 31, 2012
	(Unaudited)
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,346	$1,223
Accounts receivable—net	2,666	2,200
Inventories	1,022	975
Prepaid expenses and other current assets	348	330

Total current assets	5,382	4,728
Property, plant and equipment—net of accumulated depreciation of $4,036 and $4,027, respectively	2,347	2,385
Goodwill	1,753	1,756
Intangible assets—net	291	293
Pension assets	814	823
Other assets	866	872

Total assets	$11,453	$10,857

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$103	$67
Current portion of long-term debt	541	26
Trade accounts payable	2,497	2,423
Accrued compensation	238	254
Other current liabilities	1,168	1,111

Total current liabilities	4,547	3,881
Long-term debt	1,236	1,369
Postretirement benefits other than pensions	389	396
Pension benefits	864	898
Other long-term liabilities	547	544

Total liabilities	7,583	7,088
Commitments and contingencies
Stockholders' equity:
Capital stock	1	1
Paid-in-capital	1,649	1,635
Retained earnings	2,560	2,408
Accumulated other comprehensive earnings (losses)	(539)	(466)

Total TRW stockholders' equity	3,671	3,578
Noncontrolling interest	199	191

Total equity	3,870	3,769

Total liabilities and equity	$11,453	$10,857

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 29, 2013	March 30, 2012
	(Unaudited)
	(Dollars in millions)
Operating Activities
Net earnings	$173	$215
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	105	104
Net pension and other postretirement benefits income and contributions	(62)	(58)
Loss on retirement of debt—net	—	5
Deferred income taxes	23	51
Other—net	3	(9)
Changes in assets and liabilities:
Accounts receivable—net	(506)	(454)
Inventories	(63)	(89)
Trade accounts payable	119	183
Prepaid expenses and other assets	(31)	(30)
Other liabilities	61	(20)

Net cash used in operating activities	(178)	(102)
Investing Activities
Capital expenditures, including other intangible assets	(104)	(96)
Net proceeds from asset sales and divestitures	—	7
Other—net	—	3

Net cash used in investing activities	(104)	(86)
Financing Activities
Change in short-term debt	36	11
Proceeds from issuance of long-term debt, net of fees	394	—
Redemption of long-term debt	(12)	(56)
Proceeds from exercise of stock options	16	6
Repurchase of capital stock	(10)	(38)
Dividends paid to noncontrolling stockholders	(2)	(8)

Net cash provided by (used in) financing activities	422	(85)
Effect of exchange rate changes on cash	(17)	29

Increase (decrease) in cash and cash equivalents	123	(244)
Cash and cash equivalents at beginning of period	1,223	1,241

Cash and cash equivalents at end of period	$1,346	$997

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

2. Basis of Presentation

        These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission ("SEC") on February 15, 2013.

        In the first quarter of 2013, the Company began to manage and report certain components that were within its Electronics segment as part of its Chassis Systems segment. As a result, these components were reclassified and are now included with the Company's Chassis Systems segment. As such, the Company has made appropriate adjustments to its segment-related disclosures for the first quarter of 2013, as well as prior periods.

        These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three months ended March 29, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013.

        The Company follows a fiscal calendar that ends on December 31. However, each fiscal quarter has three periods consisting of one five week period and two four week periods. Each quarterly period ends on a Friday, with the possible exception of the final quarter of the year, which always ends on December 31.

        Earnings Per Share.    Basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance, including stock options, restricted stock units ("RSUs") and stock-settled stock appreciation rights ("SSARs"). Further, if the inclusion of shares potentially issuable for the Company's 3.50% exchangeable senior unsecured notes (see Note 10) is more dilutive than the inclusion of the interest expense for those exchangeable notes, the Company utilizes the "if-converted" method to calculate diluted earnings per share. Under the if-converted method, the Company adjusts net earnings to add back interest expense and amortization

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

of the discount recognized on the exchangeable notes and includes the number of shares potentially issuable related to the exchangeable notes in the weighted average shares outstanding.

        If the average market price of the Company's common stock exceeds the exercise price of stock options outstanding or the fair value on the date of grant of the SSARs, the treasury stock method is used to determine the incremental number of shares to be included in the diluted earnings per share computation.

        Net earnings attributable to TRW and the weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months Ended
	March 29, 2013	March 30, 2012
	(In millions, except per share amounts)
Net earnings attributable to TRW	$162	$206
Interest expense on exchangeable notes, net of tax	1	1
Amortization of discount on exchangeable notes, net of tax	1	1

Net earnings attributable to TRW for purposes of calculating diluted earnings per share	$164	$208

Basic:
Weighted average shares outstanding	119.6	123.8

Basic earnings per share	$1.35	$1.66

Diluted:
Weighted average shares outstanding	119.6	123.8
Effect of dilutive stock options, RSUs and SSARs	1.4	1.5
Shares applicable to exchangeable notes	5.9	5.9

Diluted weighted average shares outstanding	126.9	131.2

Diluted earnings per share	$1.29	$1.59

        For the three months ended March 29, 2013 and March 30, 2012, approximately 1.3 million and 2.2 million securities, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

        The following table presents the movement in the product warranty liability for the periods indicated:

	Three Months Ended
	March 29, 2013	March 30, 2012
	(Dollars in millions)
Beginning balance	$140	$130
Current period accruals, net of changes in estimates	14	8
Used for purposes intended	(9)	(11)
Effects of foreign currency translation	(3)	4

Ending balance	$142	$131

        Equity.    The following tables present a rollforward of the changes in equity attributable to TRW shareholders and to the noncontrolling interest.

	Three Months Ended
	March 29, 2013			March 30, 2012
	Total	TRW Shareholders	Noncontrolling Interest	Total	TRW Shareholders	Noncontrolling Interest
	(Dollars in millions)
Beginning balance of equity	$3,769	$3,578	$191	$3,139	$2,940	$199
Net earnings	173	162	11	215	206	9
Other comprehensive earnings (losses)	(74)	(73)	(1)	140	137	3
Dividends paid to noncontrolling interest	(2)	—	(2)	(8)	—	(8)
Changes related to share-based compensation	14	14	—	1	1	—
Repurchase of capital stock	(10)	(10)	—	(38)	(38)	—

Ending balance of equity	$3,870	$3,671	$199	$3,449	$3,246	$203

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

        The following table presents changes in accumulated other comprehensive earnings (losses) attributable to TRW by component for the three months ended March 29, 2013:

	Deferred Cash Flow Hedges	Retirement Obligations	Foreign Currency Translation	Total
	(Dollars in millions)
Beginning balance attributable to TRW, net of tax	$10	$(559)	$83	$(466)
Other comprehensive earnings (losses) before reclassifications, net of tax	(2)	10	(86)	(78)
Amounts reclassified from accumulated other comprehensive earnings (losses), net of tax	—	5 (a)	—	5

Other comprehensive earnings (losses), net of tax	(2)	15	(86)	(73)

Ending balance attributable to TRW, net of tax	$8	$(544)	$(3)	$(539)

(a)
Includes actuarial gains of $12 million, reduced by prior service cost of $5 million, net of tax of $2 million.

        Recently Adopted Accounting Pronouncements.    In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which amends Accounting Standards Codification ("ASC") 220—"Comprehensive Income." This ASU is intended to improve the reporting of reclassification out of accumulated other comprehensive income ("AOCI") by requiring an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. This ASU is effective prospectively for annual and interim periods beginning after December 15, 2012. The Company adopted this ASU during the first quarter of 2013. The adoption of this ASU had no impact on the Company's financial statements other than the disclosures provided above.

        In June 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities," and in January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." Both ASUs amend ASC 210—"Balance Sheet." The amendments require enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. These ASUs are effective, on a retrospective basis, for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company adopted these ASUs during the first quarter of 2013. The adoption of these ASUs had no impact on the Company's financial statements other than disclosures (see Note 9).

        Recently Issued Accounting Pronouncements.    In February 2013, the FASB issued ASU No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date," which amends ASC 405—"Liabilities." The amendments in this ASU require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

its arrangement among its co-obligors, and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU is effective, on a retrospective basis, for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

        In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," which amends ASC 830—"Foreign Currency Matters." The amendments in this ASU resolve the diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. This ASU is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to de-recognition events occurring after the effective date. Early adoption is permitted.

3. Inventories

        The major classes of inventory are as follows:

	As of
	March 29, 2013	December 31, 2012
	(Dollars in millions)
Finished products and work in process	$484	$454
Raw materials and supplies	538	521

Total inventories	$1,022	$975

4. Goodwill and Intangible Assets

Goodwill

        In the first quarter of 2013, the Company began to manage and report certain components that were within its Electronics segment as part of its Chassis Systems segment. As a result, these components were reclassified and are now included with the Company's Chassis Systems segment. As such, the Company has reallocated goodwill using a relative fair value allocation approach, consistent with the guidance under ASC 350, "Intangibles—Goodwill and Other."

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Goodwill and Intangible Assets (Continued)

        The changes in goodwill for the period are as follows:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Total
	(Dollars in millions)
Balance as of December 31, 2012	$796	$537	$423	$—	$1,756
Allocation of goodwill due to change in segment reporting	275	—	(275)	—	—
Effects of foreign currency translation	(1)	(2)	—	—	(3)

Balance as of March 29, 2013	$1,070	$535	$148	$—	$1,753

Intangible assets

        The following table reflects intangible assets and related accumulated amortization:

	As of March 29, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Customer relationships	$67	$(60)	$7	$67	$(58)	$9
Developed technology and other intangible assets	107	(87)	20	106	(86)	20

Total	174	$(147)	27	173	$(144)	29

Indefinite-lived intangible assets:
Trademarks	264		264	264		264

Total	$438		$291	$437		$293

        The Company expects that ongoing amortization expense will approximate the following:

(Dollars in millions)
Remainder of 2013	$8
Fiscal year 2014	2
2015 and beyond	17

        The expected amortization expense for 2015 and beyond primarily relates to land use rights.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5. Other (Income) Expense—Net

        The following table provides details of other (income) expense—net:

	Three Months Ended
	March 29, 2013	March 30, 2012
	(Dollars in millions)
Net provision for bad debts	$2	$(1)
Net gains on sales of assets and divestitures	(1)	(2)
Foreign currency exchange (gains) losses	(2)	5
Royalty and grant income	(1)	(3)
Miscellaneous other (income) expense	(2)	(7)

Other (income) expense—net	$(4)	$(8)

6. Income Taxes

        The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate and records the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

        Income tax expense for the three months ended March 29, 2013 was $62 million on pre-tax earnings of $235 million and for the three months ended March 30, 2012 was $93 million on pre-tax earnings of $308 million. Income tax expense for the period ended March 29, 2013 includes a tax benefit of $12 million relating to the enactment of the American Taxpayer Relief Act of 2012 (as discussed below), partially offset by other discrete tax items, resulting in a net tax benefit of $4 million for the quarter. For the period ended March 29, 2013, the income tax rate varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits, as well as the effect of the enactment of the American Taxpayer Relief Act of 2012. The income tax rate for the period ended March 30, 2012 varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits.

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

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

        On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which retroactively reinstated and extended various tax provisions applicable to the Company, including the research and development tax credit and the look through rules for controlled foreign corporations. The effect of a tax law change, including any retroactive effect, is accounted for in the period of enactment. As a result, the Company recorded a discrete tax benefit during the first quarter related to this legislation.

7. Pension Plans and Postretirement Benefits Other Than Pensions

  Pension Plans

        The following tables provide the components of net pension (income) cost for the Company's defined benefit pension plans:

	Three Months Ended
	March 29, 2013			March 30, 2012
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Service cost	$—	$—	$6	$1	$—	$5
Interest cost on projected benefit obligations	11	47	9	15	53	10
Expected return on plan assets	(15)	(78)	(5)	(20)	(81)	(5)
Amortization	7	—	4	5	—	2

Net pension (income) cost	$3	$(31)	$14	$1	$(28)	$12

  Postretirement Benefits Other Than Pensions ("OPEB")

        The following tables provide the components of net OPEB (income) cost for the Company's plans:

	Three Months Ended
	March 29, 2013		March 30, 2012
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Interest cost on projected benefit obligations	$3	$1	$4	$1
Amortization	(4)	—	(5)	(1)
Settlement	(4)	—	—	—

Net OPEB (income) cost	$(5)	$1	$(1)	$—

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

          Level 3.    The Company utilizes the income approach or the cost approach, as appropriate, to determine the fair value of its assets and liabilities under Level 3 of the fair value hierarchy. The fair value is derived principally from unobservable inputs from the Company's own assumptions about market risk, developed based on the best information available, subject to cost-benefit analysis, and may include the Company's own data. When there are pension related assets with fair value determined through Level 3, fair value is derived principally from unobservable inputs provided by the trustee. When there are no observable comparables, inputs used to determine value are derived from Company-specific inputs, such as projected financial data and the Company's own views about the assumptions that market participants would use.

  Items Measured at Fair Value on a Recurring Basis

        The fair value measurements for assets and liabilities recognized in the Company's consolidated balance sheets are as follows:

	As of
	March 29, 2013			December 31, 2012
	Carrying Value	Fair Value	Measurement Approach	Carrying Value	Fair Value
	(Dollars in millions)
Foreign currency exchange contracts—current assets	$16	$16	Level 2	$16	$16
Foreign currency exchange contracts—noncurrent assets	8	8	Level 2	9	9
Short-term debt, fixed and floating rate	103	103	Level 2	67	67
Fixed rate long-term debt	1,777	2,049	Level 2	1,395	1,677
Interest rate swap contracts—noncurrent liability	1	1	Level 2	1	1

        The carrying value of short-term debt approximates fair value because of the short term nature of these instruments.

        The fair value of long-term debt was determined primarily from quoted market prices, as provided by participants in the secondary marketplace. For long-term debt without a quoted market price, the Company estimates the fair value using discounted cash flow models with market based borrowing rates for similar types of arrangements. Upon issuance of the Company's exchangeable notes, a debt discount was recognized as a decrease in debt and an increase in equity. Accordingly, the Company's fair value

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Fair Value Measurements (Continued)

and carrying value of long-term fixed rate debt as of March 29, 2013 is net of the unamortized discount of $22 million.

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

        There were no changes in the Company's valuation techniques during the three months ended March 29, 2013.

  Items Measured at Fair Value on a Nonrecurring Basis

        In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the table above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, including investments in affiliates, which are written down to fair value as a result of impairment, asset retirement obligations, and restructuring liabilities (see Note 11 for restructuring charges and asset impairments).

        The Company has determined that the fair value measurements related to each of these assets and liabilities rely primarily on Company-specific inputs and the Company's assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the useful life of the long-lived assets by using a risk-adjusted rate for the Company. To estimate the fair value of the expected expense for asset retirement obligations, the Company uses standard engineering cost estimation techniques to determine the expenses to be incurred at the time the asset retirement obligation is settled, and then determines the present value of the expense using a discount rate equal to the current London Inter-Bank Offered Rates (LIBOR) plus the applicable margin for borrowing on the Company's senior secured revolving credit facility (see Note 10). For restructuring obligations, the amount recorded represents the fair value of the payments expected to be made based on the termination benefits provided to the affected employees, and are discounted using a risk-adjusted rate for the Company if the payments are expected to extend beyond one year.

        As of March 29, 2013, the Company had $125 million and $10 million of restructuring accruals and asset retirement obligations, respectively, which were measured at fair value upon initial recognition of the associated liability.

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

        As of March 29, 2013, the Company had a notional value of $2.1 billion in foreign exchange contracts outstanding. These foreign exchange contracts mature at various dates through March 2016. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument.

        As of March 29, 2013, the Company had two offsetting interest rate swap agreements outstanding, each with a notional value of $25 million. The Company's exposure to interest rate risk arises primarily from changes in LIBOR.

        Derivative Instruments.    The fair values of the Company's derivative instruments as of March 29, 2013 and December 31, 2012 was $44 million and $40 million, respectively, in the asset position, and $21 million and $16 million, respectively, in the liability position. These amounts consist of interest rate contracts, foreign currency exchange contracts, and commodity contracts, none of which are individually significant.

        Cash Flow Hedges.    For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $7 million of gains, net of tax, which are included in OCI are expected to be reclassified into earnings in the next twelve months.

        The effective portion of gains and losses on derivatives designated as cash flow hedges and recognized in OCI was de minimis for the three months ended March 29, 2013 compared to a gain of $65 million for the period ended March 30, 2012, which were related to foreign currency exchange contracts. The effective portion of gains on cash flow hedges reclassified from OCI into the statement of earnings for the three months ended March 29, 2013 and March 30, 2012, was de minimis and $1 million, respectively, and was included in various line items on the statement of earnings.

        Gains or losses recognized in income related to hedge ineffectiveness for the three months ended March 29, 2013 and March 30, 2012 were not significant.

        Fair Value Hedges.    For any derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the underlying hedged item is recognized in current earnings. For the three months ended March 29, 2013 and March 30, 2012, the Company had no fair value hedges outstanding.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Financial Instruments (Continued)

        Undesignated Derivatives.    For the three months ended March 29, 2013 and March 30, 2012, the Company recognized losses of $1 million and gains of $16 million, respectively, in other (income) expense—net, for derivative instruments not designated as hedging instruments.

        Credit-Risk-Related Contingent Features.    The Company has entered into International Swaps and Derivatives Association ("ISDA") agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of March 29, 2013, the Company had not posted any collateral to support its derivatives in a liability position.

Offsetting of Derivative Assets and Liabilities

        The following tables reflect the offsetting of derivative assets and liabilities:

	As of March 29, 2013			As of December 31, 2012
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
	(Dollars in millions)
Derivative Assets:
Foreign Currency	$44	$(20)	$24	$40	$(15)	$25
Derivative Liabilities:
Interest Rate Contracts	1	—	1	1	—	1
Foreign Currency	20	(20)	—	15	(15)	—

10. Debt

        Total outstanding debt of the Company consisted of the following:

	As of
	March 29, 2013	December 31, 2012
	(Dollars in millions)
Short-term debt	$103	$67

Long-term debt:
Senior notes, due 2014	$526	$533
Senior notes, due 2017	666	667
Senior notes, due 2021	400	—
Exchangeable senior notes, due 2015	152	150
Revolving credit facility	—	—
Capitalized leases	12	13
Other borrowings	21	32

Total long-term debt	1,777	1,395
Less current portion	541	26

Long-term debt, net of current portion	$1,236	$1,369

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Debt (Continued)

Senior Notes

        4.50% Senior Notes.    In February 2013, the Company issued $400 million in aggregate principal amount of 4.50% senior unsecured notes due 2021 (the "4.50% Senior Notes") in a private placement. Interest is payable semi-annually on March 1 and September 1 of each year beginning September 1, 2013. Net proceeds from the offering were approximately $394 million after deducting debt issuance costs.

        8.875% Senior Notes.    In November 2009, the Company issued $250 million in aggregate original principal amount of 8.875% senior unsecured notes due 2017 (the "8.875% Senior Notes") in a private placement. Interest is payable semi-annually on June 1 and December 1 of each year.

        2007 Senior Notes.    In March 2007, the Company issued 7% senior unsecured notes and 6 3/8% senior unsecured notes, each due 2014, in original principal amounts of $500 million and €275 million, respectively, and 7 1/4% senior unsecured notes due 2017 in the original principal amount of $600 million (collectively, the "2007 Senior Notes") in a private placement. Interest is payable semi-annually on March 15 and September 15 of each year.

        Senior Note Repurchases.    During the three months ended March 30, 2012, the Company repurchased portions of its senior notes totaling approximately $48 million in principal amount and recorded a loss on retirement of debt of $5 million.

Exchangeable Senior Notes

        In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015 (the "Exchangeable Senior Notes") in a private placement. Prior to September 1, 2015, the notes are exchangeable only upon specified events or conditions being met and, thereafter, at any time. One condition, the sales price condition (described below), was met as of March 29, 2013, and as such, the notes are exchangeable in the second quarter of 2013. They will remain exchangeable in subsequent quarters if the sale price condition continues to be met, which occurs if the last reported sale price of the Company's common stock for at least 20 of the last 30 trading days of the immediately preceding quarter is greater than 130% of the applicable exchange price. The initial exchange rate is 33.8392 shares of the Company's common stock per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.55 per share of common stock), subject to adjustment. Upon exchange, the Company's exchange obligation may be settled, at its option, in shares of its stock, cash or a combination of cash and shares of its stock. Interest is payable on June 1 and December 1 of each year. The Exchangeable Senior Notes will mature on December 1, 2015, unless earlier exchanged, repurchased by the Company at the holder's option upon a fundamental change, or redeemed by the Company after December 6, 2013, at the Company's option if certain conditions are met.

        The Exchangeable Senior Notes were recorded with a debt discount which decreased debt and increased paid-in-capital in order to separate the liability and embedded equity components. The debt component will accrete up to the principal amount to effectively yield 9.0% over the term of the debt. The debt discount as of March 29, 2013 and December 31, 2012 was $22 million and $24 million, respectively. The total interest expense recognized for the three months ended March 29, 2013 and March 30, 2012 was approximately $3 million in each respective period, including $1 million in each respective period relating to the stated coupon rate.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Debt (Continued)

Senior Secured Credit Facilities

        The Company's Eighth Amended and Restated Credit Agreement dated September 28, 2012 (the "Eighth Credit Agreement") provides for senior secured credit facilities consisting of (i) a revolving credit facility in the amount of $1.4 billion which matures in September 2017, subject to certain liquidity conditions being met in October 2016 and July 2017 (the "Revolving Credit Facility"), and (ii) additional availability which may be used in the future for one or more term loans or additional revolving facilities (together with the Revolving Credit Facility, the "Facilities").

        The commitment fee and the applicable margin for borrowing on the Revolving Credit Facility are subject to a ratings-based grid. The applicable margin in effect as of March 29, 2013 was 0.75% with respect to base rate borrowings and 1.75% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.30%.

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

11. Restructuring Charges and Asset Impairments

        During the first quarter of 2013, the Company incurred restructuring charges of $37 million as part of its ongoing efforts to better align its cost structure with global automotive market conditions. For the three months ended March 29, 2013, severance and other charges of $16 million and $27 million were incurred in the Chassis Systems segment and Occupant Safety Systems segment, respectively, primarily related to conditions within the European automotive market resulting in the planned closure of certain facilities. The Automotive Components segment also recorded $6 million of income related to changes in estimates.

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Restructuring Charges and Asset Impairments (Continued)

Restructuring Reserves

        The following table illustrates the movement of the restructuring reserves for severance and other charges, including reserves related to severance-related postemployment benefits for both periods presented:

	Three Months Ended
	March 29, 2013	March 30, 2012
	(Dollars in millions)
Beginning balance	$121	$59
Current period accruals, net of changes in estimates	37	2
Used for purposes intended	(32)	(8)
Effects of foreign currency translation	(1)	1

Ending balance	$125	$54

        Of the $125 million restructuring reserve as of March 29, 2013, approximately $101 million is expected to be paid in the remainder of 2013. The remaining balance is expected to be paid in 2014 to 2015 and is comprised primarily of involuntary employee termination arrangements in Europe.

12. Capital Stock

        The Company's authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the "Common Stock"), of which 120,111,862 shares were issued and outstanding as of March 29, 2013, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the Company's stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

        From time to time, capital stock is issued in conjunction with the exercise of stock options and SSARs and the vesting of RSUs issued as part of the Company's stock incentive plan (see Note 13).

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

        During the first quarter of 2013, the Company repurchased 198,600 shares of its common stock under the Anti-Dilution Program. The shares were repurchased at an average price of $52.65 per share, which totaled $10 million.

13. Share-Based Compensation

  Equity Awards

        On February 22, 2013, the Company granted 1,199,551 SSARs to executive officers and certain employees of the Company pursuant to the TRW Automotive Holdings Corp. 2012 Stock Incentive

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

13. Share-Based Compensation (Continued)

Plan (the "2012 Plan"). Each SSAR entitles the grantee to receive the appreciation in value of one underlying share of the Company's stock from the grant date fair market value of $58.20 to the fair market value on the exercise date, although the stock price at exercise is limited to a maximum value of $110.00.

        On February 22, 2013, the Company also granted 428,169 RSUs to executive officers, independent directors and certain employees of the Company pursuant to the 2012 Plan. Additionally, the Company granted 4,400 phantom stock units ("PSUs") to certain employees of the Company. Each PSU entitles the grantee to receive a cash payment upon vesting equal to the fair market value on the vesting date of one share of the Company's common stock.

        As of March 29, 2013, the Company had 4,525,660 shares of Common Stock available for issuance under the 2012 Plan. In addition, 1,078,395 stock options, 3,258,676 SSARs, 827,573 nonvested RSUs and 15,300 nonvested PSUs were outstanding as of March 29, 2013. All of the SSARs and most of the stock options have an 8-year term and vest ratably over three years, and substantially all the RSUs and PSUs vest ratably over three years. As a result of changes to retirement eligibility provisions for awards granted in 2013, the Company applies a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting.

        Share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended
	March 29, 2013	March 30, 2012
	(Dollars in millions)
Stock options and SSARs	$2	$1
RSUs	9	4

Total share-based compensation expense	$11	$5

  Cash Awards

        For the three months ended March 29, 2013, the Company recognized a de minimis amount of compensation expense associated with its cash-settled share-based compensation awards. The comparable amount for the previous year was approximately $3 million. As of March 29, 2013, the liability and fair value of the cash awards were $2 million and $3 million, respectively. As of December 31, 2012, the liability and fair value of the cash awards were $1 million and $3 million, respectively.

        2011 and 2010 Awards.    In February 2011 and March 2010, the Company issued cash incentive awards for executive officers (the "2011 Awards" and "2010 Awards", respectively). Each award is divided into three tranches of equal value with a tranche vesting on each of the first, second and third anniversaries of the agreement date. Subsequent to the payment of the first tranche, the target aggregate value of the awards granted in 2011 is approximately $1.9 million, but could range from a minimum value of zero to a maximum value of $2.4 million depending on movement of the Company's stock price during certain determination periods. Similarly, subsequent to payment of the first and second tranches, the remaining target aggregate value of the awards granted in 2010 is approximately

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

13. Share-Based Compensation (Continued)

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

14. Related Party Transactions

        Secondary Offering.    In February 2013, Automotive Investors LLC ("AI LLC"), an affiliate of The Blackstone Group L.P. ("Blackstone"), and certain management stockholders sold 10 million shares of the Company's common stock in an underwritten registered public offering (the "Offering") pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on August 10, 2012. The Company did not receive any proceeds from the Offering, nor did its number of shares outstanding materially change. The Company incurred expenses in connection with the Offering which were de minimis. As a result of the Offering, AI LLC's ownership interest in the Company decreased to approximately 9%.

15. Segment Information

        In the first quarter of 2013, the Company began to manage and report certain components that were within its Electronics segment as part of its Chassis Systems segment. As a result, these components were reclassified and are now included with the Company's Chassis Systems segment. As such, the Company has made appropriate adjustments to its segment-related disclosures for the first quarter of 2013, as well as prior periods.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15. Segment Information (Continued)

        The following tables present certain financial information by segment:

	Three Months Ended
	March 29, 2013	March 30, 2012
	(Dollars in millions)
Sales to external customers:
Chassis Systems	$2,725	$2,661
Occupant Safety Systems	844	899
Electronics	162	173
Automotive Components	482	475

Total sales to external customers	$4,213	$4,208

Intersegment sales:
Chassis Systems	$4	$4
Occupant Safety Systems	33	18
Electronics	130	131
Automotive Components	18	21

Total intersegment sales	$185	$174

Total segment sales:
Chassis Systems	$2,729	$2,665
Occupant Safety Systems	877	917
Electronics	292	304
Automotive Components	500	496

Total segment sales	$4,398	$4,382

Earnings before taxes:
Chassis Systems	$166	$186
Occupant Safety Systems	32	75
Electronics	26	33
Automotive Components	45	36

Segment earnings before taxes	269	330
Corporate expense and other	(15)	3
Financing costs	(30)	(29)
Loss on retirement of debt—net	—	(5)
Net earnings attributable to noncontrolling interest, net of tax	11	9

Earnings before income taxes	$235	$308

        See Note 11 for a summary of restructuring charges and asset impairments by segment.

16. Contingencies

        Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, covering a wide range of matters that arise in the ordinary course of the Company's business activities with respect to commercial, patent, product liability, environmental and

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Contingencies (Continued)

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

        As of March 29, 2013, the Company had reserves for environmental matters of $66 million. In addition, the Company has established a receivable from Northrop Grumman Corporation ("Northrop") for a portion of this environmental liability as a result of indemnification provided for in the master purchase agreement between Northrop and an affiliate of Blackstone under which Northrop has agreed to indemnify the Company for 50% of any environmental liabilities associated with the operation or ownership of the Company's automotive business existing at or prior to the acquisition, subject to certain exceptions. The Company believes any liability, in excess of amounts accrued in its financial statements, that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates, will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company's financial position, results of operations or cash expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company's financial statements or the possible effect of compliance with environmental requirements imposed in the future.

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

16. Contingencies (Continued)

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

Antitrust Matters

        Antitrust authorities, including those in the United States and Europe, are investigating possible violations of competition (antitrust) laws by automotive parts suppliers (referred to herein as the "Antitrust Investigations"). The U.S. Department of Justice ("DOJ") initiated an investigation into the Company's Occupant Safety Systems business in June 2011, which was concluded when the court approved a plea agreement between one of the Company's German subsidiaries and the DOJ. The Antitrust Investigation by the European Commission is ongoing. While the duration and outcome of the European Commission's investigation is uncertain, a determination that the Company has violated European competition (antitrust) laws could result in significant penalties which could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation. While the Company cannot estimate the ultimate financial impact resulting from the European investigation, it will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

        The Company's policy is to comply with all laws and regulations, including all antitrust and competition laws. The Company is cooperating fully with the competition authorities in the context of their ongoing investigations.

        The Company has been named as a defendant in purported class action lawsuits filed on various dates from June 2012 through March 2013, which are now pending in the United States District Court for the Eastern District of Michigan, the Superior Court of Justice in Ontario, Canada and the Superior Court of Quebec, Canada on behalf of vehicle purchasers, lessors and dealers, alleging that the Company and certain of its competitors conspired to fix and raise prices for Occupant Safety Systems products. The Company intends to defend these cases vigorously. Management believes that the ultimate resolution of these cases will not have a material adverse effect on the Company's consolidated financial statements as a whole.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission on February 15, 2013, and the other information included herein. References in this quarterly report on Form 10-Q (this "Report") to "we," "our," or the "Company" refer to TRW Automotive Holdings Corp., together with its subsidiaries.

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

Financial Results

        For the three months ended March 29, 2013:

  •
  Our net sales were $4.2 billion, an increase of $5 million compared to the prior year period. Increased demand for our active and passive safety products and growth in vehicle production in Asia Pacific were offset by lower vehicle production volumes in Europe.

  •
  Operating income was $253 million compared to $331 million in the prior year period. The decrease in operating income of $78 million resulted primarily from increased restructuring charges, a higher proportion of lower margin business, planned cost increases to support future growth and the negative impact of lower vehicle production volumes in Europe.

  •
  Net earnings attributable to TRW were $162 million as compared to $206 million in the prior year period. This decrease of $44 million was primarily the result of the decline in operating income, partially offset by lower income tax expense.

  •
  In February of 2013, we issued $400 million in aggregate principal amount of 4.50% senior unsecured notes due in 2021 in a private placement. We intend to use the net proceeds for general corporate purposes.

Recent Trends and Conditions

        Our business and operating results are directly affected by the relative strength of the global automotive industry, which tends to be driven by macro-economic factors such as consumer confidence, fluctuating commodity and fuel prices and regulatory/governmental initiatives. The primary trends and market conditions impacting our business in 2013 include:

  General Economic Conditions:

          During the first quarter of 2013, we remained cautiously optimistic as certain of the world's central banks continued aggressive easing policies to spur economic growth. In North America, mixed economic data suggests the recovery continues at a modest pace, although a renewed focus on the financial crisis in Europe placed continued downward pressure on economic growth. Deteriorating consumer demand throughout the entire European region has resulted in significant decreases in vehicle production levels. In China, the economy has responded positively to governmental easing policies with automotive suppliers benefiting from increased production levels, although economic growth moderated as the quarter progressed.

          Globally, the economic sentiment remains cautious given the ongoing sovereign debt crisis and recessionary conditions in Europe. The global automotive industry remains fragile and susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles.

  Production Levels:

          Global vehicle production levels during the first quarter of 2013 were down slightly, which was attributable to significant declines in Europe in excess of increased production in the rest of world. Vehicle production levels in North America remained relatively flat during the first quarter of 2013.

          Approximately 43% of our sales originated in Europe during 2012. This region experienced lower production levels in the first quarter of 2013 compared to 2012, primarily as a result of decreased European consumer demand caused by weak consumer confidence related to the overall economic environment, as well as destocking of inventory as OEMs worked to align production with demand. Our restructuring actions, initiated in 2012 as part of our ongoing effort to better align our cost structure with European automotive market conditions, will continue in 2013, including the planned closure of two additional manufacturing facilities. We will monitor the recessionary conditions in Europe, where the negative economic conditions within the euro zone continue to negatively influence vehicle demand and production. We are cautiously optimistic that production levels will stabilize by the end of the year.

          Approximately 36% of our sales originated in North America during 2012. Production levels in this region remained stable in the first quarter of 2013 compared to 2012. Production levels for the Detroit Three (defined as Chrysler Group LLC, Ford Motor Company, and General Motors Company, combined) were consistent with overall production levels within North America in the first quarter of 2013. In general, our financial results are more closely correlated to the production by the Detroit Three given our higher sales content to these manufacturers.

          Approximately 21% of our sales originated in regions outside of Europe and North America (primarily China, which comprised approximately 13% of total sales) during 2012. In China, production levels were higher in the first quarter of 2013 compared to the first quarter of 2012 due to increased consumer demand. We expect growth in production levels for the remainder of 2013 in Asia Pacific, especially in China.

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

  Supply Base:

          As production levels fluctuate and overall economic concerns remain, Tier 2 and Tier 3 suppliers face the challenges of managing through variable working capital and capital expenditure requirements. With the declines in production in Europe, there are concerns about suppliers' viability stemming from broader industry restructuring actions. Further, in some cases, capacity constraints, limited availability of raw materials or components or financial instability of the Tier 2 and Tier 3 supply base poses a risk of supply disruption to us. We have experienced additional costs due to such factors and we may continue to incur such costs in the future.

          We have dedicated resources and systems to closely monitor the viability and performance of our supply base and are constantly evaluating opportunities to mitigate the risk and/or effects of any supplier disruption.

  Inflation and Pricing Pressure:

          Overall commodity volatility is an ongoing concern for our business and has been a considerable operational and financial focus for us. As production levels rise, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. However, we do not expect to experience significant inflationary pricing pressure during 2013. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in such costs. However, when costs increase, it is generally difficult to pass the full extent of such increases for manufactured components and raw materials through to our customers in the form of price increases and, even if passed through to some extent, the recovery is typically on a delayed basis.

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

  Foreign Currencies:

          During the first quarter of 2013, we did not experience a significant impact from foreign currency effects on our reported earnings in U.S. dollars compared to 2012. However, our operating results will continue to be impacted by our buying, selling and borrowing in currencies other than the functional currency of our operating companies. In order to abate the impact of fluctuations in exchange rates between these currencies and to delay the impact of adverse exchange rate trends, we utilize hedging instruments where appropriate, taking into consideration their cost and effectiveness.

Strategic Initiatives

        In general, our long-term objectives are focused on profitably growing our business, expanding our newer, innovative technologies, winning new contracts, generating cash, strengthening our market position, and enhancing long-term shareholder value. On an ongoing basis, we evaluate our competitive position in the global automotive supply industry and determine what actions may be required to maintain and improve that position.

        As production levels rise in strategic growth markets such as China, we will continue to focus on investing appropriate levels of capital to support anticipated growth and expansion. These investments are critical as they position us to benefit from expected long-term growth opportunities.

        We believe that a continued focus on research, development and engineering activities is also critical to maintaining our leadership position in the industry and meeting our long-term objectives. As a result, despite cautious global economic sentiment, we continue our commitment to invest in facilities and infrastructure in order to support new business awards and achieve our long-term growth plans, as evidenced by our expectation of continued increases in capital expenditures throughout 2013.

        We also continue to focus on our growth strategies, cash generation and capital structure improvement, while managing through the near-term industry challenges, such as the recessionary conditions in Europe.

        Although we believe that we have established a firm foundation for continued profitability, we continue to evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions and the production plans of our customers. Due to prolonged uncertainties in Europe, we continue to assess our cost base in the region and intend to continue our restructuring efforts, including plant rationalizations, targeted workforce reductions and adjustments to certain of our fixed costs, to align our operations with the existing environment in that region. As a result, we have recently initiated plans to close two additional manufacturing facilities.

Antitrust Investigations

        The U.S. Antitrust Investigation into our Occupant Safety Systems business was concluded when the court approved a plea agreement between one of our German subsidiaries and the DOJ. However, the Antitrust Investigation by the European Commission is ongoing and its duration and outcome remain uncertain. While we cannot estimate the ultimate financial impact of the European investigation, we will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

Our Debt and Capital Structure

        During the first quarter of 2013, we continued to focus on improving the strength and flexibility of our capital structure, resulting in outstanding debt of $1.9 billion and a cash balance of $1.3 billion. In February 2013, we issued $400 million in aggregate principal amount of 4.50% senior unsecured notes due 2021 in a private placement. Net proceeds from the offering were approximately $394 million after deducting debt issue costs.

        As market conditions warrant, we may, from time to time, repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or otherwise.

        See "LIQUIDITY AND CAPITAL RESOURCES" below and Note 10 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for further information.

RESULTS OF OPERATIONS

        The following unaudited consolidated statements of earnings compare the results of operations for the periods presented as follows:

Total Company Results of Operations

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	March 29, 2013	March 30, 2012	Variance
	(Dollars in millions)
Sales	$4,213	$4,208	$5
Cost of sales	3,786	3,734	52

Gross profit	427	474	(47)
Administrative and selling expenses	138	146	(8)
Amortization of intangible assets	3	3	—
Restructuring charges and asset impairments	37	2	35
Other (income) expense—net	(4)	(8)	4

Operating income	253	331	(78)
Interest expense—net	30	29	1
Loss on retirement of debt—net	—	5	(5)
Equity in earnings of affiliates, net of tax	(12)	(11)	(1)

Earnings before income taxes	235	308	(73)
Income tax expense	62	93	(31)

Net earnings	173	215	(42)
Less: Net earnings attributable to noncontrolling interest, net of tax	11	9	2

Net earnings attributable to TRW	$162	$206	$(44)

Comparison of the Three Months Ended March 29, 2013 to the Three Months Ended March 30, 2012

        Sales increased by $5 million for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012. The increase in sales was driven by higher production volume primarily in Asia Pacific (net of lower volume in Europe) and increased global module sales, together totaling $24 million, partially offset by lower sales of $11 million related to a business divested in the third quarter of 2012 and the unfavorable impact of foreign currency exchange of $8 million.

        Changes in both vehicle production levels and our sales, by major geographic region in which we have our most significant sales, as compared to the prior year quarter are presented below:

	Variance
	Vehicle Production(a)	TRW Sales
North America	1%	2%
Europe	(8)%	(9)%
China and Brazil	11%	24%

(a)
Source: Primarily IHS Automotive light vehicle production forecast.

        The changes in TRW sales in North America and Europe for the three months ended March 29, 2013 were generally consistent with the vehicle production changes in the region. In China and Brazil, the foreign exchange-adjusted increase in our sales was higher than the industry production increase due to a favorable concentration of customers and increased demand for our safety products.

        Cost of sales increased by $52 million, for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012. The increase was driven primarily by additional costs associated with increased volume and non-commodity inflation, together which totaled $56 million, partially offset by the favorable impact of foreign currency exchange of $4 million. These items resulted in the following variances to the major components within our cost of sales:

(Dollars in millions)
Cost of sales, three months ended March 30, 2012	$3,734
Material	10
Labor and other	42

Cost of sales, three months ended March 29, 2013	$3,786

        Gross profit, as a percentage of sales, for the three months ended March 29, 2013 was 10.1% compared to 11.3% for the three months ended March 30, 2012. This contraction was primarily driven by a higher proportion of lower margin business, the non-recurrence of a prior year favorable recall reserve adjustment, and the unfavorable impact of foreign currency exchange.

        Gross profit decreased by $47 million for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012. This decrease was primarily driven by increased non-commodity inflation, engineering, and other costs (net of cost reductions) of $31 million, the non-recurrence of a favorable change in actuarially established recall loss projections due to improved historical claims data of $16 million, and the unfavorable impact of foreign currency exchange of $4 million, partially offset by the favorable impact of higher volume (net of the proportion of lower margin business) of $2 million and higher margin related to a business divested in the third quarter of 2012 of $2 million.

        Administrative and selling expenses, as a percentage of sales, were 3.3% for the three months ended March 29, 2013 as compared to 3.5% for the three months ended March 30, 2012. The decrease of $8 million was primarily driven by a gain of $4 million recognized as a result of a curtailment of certain retiree medical and life insurance benefits for certain hourly employees, the favorable impact of foreign currency exchange of $2 million, and lower legal fees for antitrust matters of $2 million.

        Restructuring charges and asset impairments were $37 million for the three months ended March 29, 2013 compared to $2 million for the three months ended March 30, 2012. This was driven by higher severance and other charges, primarily related to our continued restructuring efforts in Europe.

        Other income—net decreased by $4 million for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012. This decrease was primarily due to an increase in the provision for bad debt of $3 million and lower royalty and grant income of $2 million.

        Interest expense—net increased by $1 million for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012. The increase was primarily a result of increased debt levels, including the issuance of the 4.50% Senior Notes, and reduced interest income.

        Loss on retirement of debt—net was $5 million for the three months ended March 30, 2012. During the three months ended March 30, 2012, we repurchased portions of our senior unsecured notes totaling $48 million in principal amount and recorded a loss on retirement of debt of $5 million.

        Income tax expense for the three months ended March 29, 2013 was $62 million on pre-tax earnings of $235 million as compared to an income tax expense of $93 million on pre-tax earnings of

$308 million for the three months ended March 30, 2012. For the period ended March 29, 2013, the income tax rate varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits as well as a discrete tax benefit recorded during the quarter related to the enactment of the American Taxpayer Relief Act of 2012. The income tax rate for the period ended March 30, 2012 varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits.

Segment Results of Operations

  Sales, Including Intersegment Sales

	Three Months Ended
	March 29, 2013	March 30, 2012	Variance
	(Dollars in millions)
Chassis Systems	$2,729	$2,665	$64
Occupant Safety Systems	877	917	(40)
Electronics	292	304	(12)
Automotive Components	500	496	4
Intersegment eliminations	(185)	(174)	(11)

Total sales	$4,213	$4,208	$5

  Cost of Sales

	Three Months Ended
	March 29, 2013	March 30, 2012	Variance
	(Dollars in millions)
Chassis Systems	$2,486	$2,413	$73
Occupant Safety Systems	803	827	(24)
Electronics	263	268	(5)
Automotive Components	445	443	2
Intersegment eliminations	(185)	(174)	(11)

Segment cost of sales	$3,812	$3,777	$35

  Earnings Before Taxes

	Three Months Ended
	March 29, 2013	March 30, 2012	Variance
	(Dollars in millions)
Chassis Systems	$166	$186	$(20)
Occupant Safety Systems	32	75	(43)
Electronics	26	33	(7)
Automotive Components	45	36	9

Segment earnings before taxes	269	330	(61)
Corporate expense and other	(15)	3	(18)
Financing costs	(30)	(29)	(1)
Loss on retirement of debt—net	—	(5)	5
Net earnings attributable to noncontrolling interest, net of tax	11	9	2

Earnings before income taxes	$235	$308	$(73)

        Certain income and costs not associated with the current operations of our segments are recorded within Corporate. For example, in cost of sales, we recognize income related to our closed pension plan in the U.K. within Corporate. This plan included hourly employees, substantially all of whom are no longer actively employed by the Company.

        For the three months ended March 30, 2012, Corporate-related costs included $16 million favorable change in actuarially established recall loss projections due to improved historical claims data.

  Restructuring Charges and Asset Impairments Included in Earnings Before Taxes

	Three Months Ended
	March 29, 2013	March 30, 2012	Variance
	(Dollars in millions)
Chassis Systems	$16	$2	$14
Occupant Safety Systems	27	—	27
Automotive Components	(6)	—	(6)

Total restructuring charges and asset impairments	$37	$2	$35

Chassis Systems

Comparison of the three months ended March 29, 2013 and March 30, 2012:

        Sales, including intersegment sales, increased by $64 million, or 2%, for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012. This increase was driven primarily by favorable volume of $84 million, partially offset by lower sales of $11 million related to a business divested in the third quarter of 2012 and the unfavorable impact of foreign currency exchange of $9 million.

        Cost of sales increased by $73 million, or 3%, for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012, primarily consisting of higher material costs of $54 million and higher labor and other costs of $19 million. These increases were primarily driven by additional costs associated with higher volume, non-commodity inflation and other costs (net of cost reduction efforts) of $94 million, partially offset by lower cost of sales of $13 million related to a business divested in the third quarter of 2012 and the favorable impact of foreign currency exchange of $8 million.

        Earnings before taxes, as a percentage of sales, was 6.1% for the three months ended March 29, 2013 compared to 7.0% for the three months ended March 30, 2012. This contraction was primarily driven by higher restructuring costs, partially offset by cost reduction efforts.

        Earnings before taxes decreased by $20 million for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012. This decrease was driven primarily by non-commodity inflation, engineering & other cost in excess of cost reductions and the favorable profit impact of additional volume which totaled $13 million, increased restructuring charges of $14 million and the impact of a higher proportion of lower margin business of $2 million. These decreases were partially offset by the favorable impact of foreign currency exchange of $7 million, and higher margin as a result of a business divested in the third quarter of 2012 of $2 million.

        Restructuring charges and asset impairments increased by $14 million for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012. This increase was driven by higher severance and other charges, primarily related to our continued restructuring efforts in Europe.

Occupant Safety Systems

Comparison of the three months ended March 29, 2013 and March 30, 2012:

        Sales, including intersegment sales, decreased by $40 million, or 4%, for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012. The decrease in sales was driven primarily by price reductions provided to customers of $25 million, and lower production volumes of $14 million.

        Cost of sales decreased by $24 million, or 3%, for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012, primarily consisting of lower material costs of $27 million, partially offset by higher labor and other costs of $3 million. These changes were primarily driven by lower costs associated with lower vehicle production volumes and cost reduction efforts, together which totaled $27 million, partially offset by the unfavorable impact of foreign currency exchange of $3 million.

        Earnings before taxes, as a percentage of sales, was 3.6% for the three months ended March 29, 2013 compared to 8.2% for the three months ended March 30, 2012. This contraction was primarily driven by price reductions provided to customers and higher restructuring costs.

        Earnings before taxes decreased by $43 million for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012. This decrease was driven primarily by increased restructuring charges of $27 million, price reductions provided to customers of $25 million, a higher proportion of lower margin business of $6 million and the unfavorable impact of foreign currency exchange of $4 million. These decreases were partially offset by cost reductions in excess of non-commodity inflation, engineering and other costs of $20 million.

        Restructuring charges and asset impairments increased by $27 million for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012. This increase was driven by higher severance and other charges, primarily related to our continued restructuring efforts in Europe.

Electronics

Comparison of the three months ended March 29, 2013 and March 30, 2012:

        Sales, including intersegment sales, decreased by $12 million, or 4%, for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012. This decrease was primarily driven by lower volume of $12 million.

        Cost of sales decreased by $5 million, or 2%, for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012, primarily consisting of higher material costs of $5 million. These changes were primarily driven by cost reductions in excess of inflation and other costs of $4 million as well as the favorable impact of foreign currency exchange of $1 million.

        Earnings before taxes, as a percentage of sales, was 8.9% for the three months ended March 29, 2013 compared to 10.9% for the three months ended March 30, 2012. This decrease was primarily driven by the unfavorable profit impact of lower volume and a higher proportion of lower margin business.

        Earnings before taxes decreased by $7 million for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012. This decrease was driven primarily by the unfavorable profit impact of lower volume of $3 million, a higher proportion of lower margin business of $3 million, and the unfavorable impact of foreign currency exchange of $1 million.

Automotive Components

Comparison of the three months ended March 29, 2013 and March 30, 2012:

        Sales, including intersegment sales, increased by $4 million, or 1%, for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012. This increase was primarily driven by the favorable impact of foreign currency exchange of $2 million, as well as higher volume of $2 million.

        Cost of sales increased by $2 million for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012. This increase was primarily driven by the unfavorable impact of foreign currency exchange of $1 million as well as additional costs associated with higher volume, non-commodity inflation and other costs (in excess of cost reductions) of $1 million.

        Earnings before taxes, as a percentage of sales, was 9.0% for the three months ended March 29, 2013 compared to 7.3% for the three months ended March 30, 2012. This increase was primarily driven by cost reduction efforts, the favorable profit impact of higher volume, and the favorable impact of foreign currency exchange.

        Earnings before taxes increased by $9 million for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012. This increase was driven primarily by lower restructuring costs of $6 million, the favorable impact of foreign currency exchange of $2 million and the favorable profit impact of higher volume of $2 million, partially offset by non-commodity inflation, engineering, and other costs (in excess of cost reductions) of $1 million.

        Restructuring charges and asset impairments decreased by $6 million for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012. This decrease was due to changes in estimates.

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

        As of March 29, 2013, the amount of cash and cash equivalents held by foreign subsidiaries was $771 million. If these funds were needed for our operations in the U.S., we would be required to provide for U.S. federal and state income tax, foreign income tax, and foreign withholding taxes on the funds repatriated. We have already provided for these taxes in accordance with Accounting Standard Codification ("ASC") 740-30-25 "Income Taxes" on a portion of these funds. However, for the remainder of the funds we have not provided for such taxes, as it is our intention that those funds are permanently reinvested outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash Flows

        Operating Activities.    Cash used in operating activities for the three months ended March 29, 2013 was $178 million as compared to cash used in operating activities for the three months ended March 30, 2012 of $102 million. This increased use of $76 million between the two periods was primarily the result of increased working capital of $90 million and lower cash earnings, and higher cash restructuring payments of $24 million, partially offset by the non-recurrence of employee benefit-related payments of $40 million, which included the payout for certain cash incentive and retention awards for executive officers and vice presidents that vested and were paid during the first quarter 2012, and lower outflows for other liabilities.

        Investing Activities.    Cash used in investing activities for the three months ended March 29, 2013 was $104 million as compared to $86 million for the three months ended March 30, 2012.

        Capital expenditures were $104 million for the three months ended March 29, 2013 as compared to $96 million for the three months ended March 30, 2012. These capital expenditures were primarily related to investing in new facilities, upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $710 million to $740 million during 2013 on capital expenditures as we continue to invest in strategic growth.

        Financing Activities.    Cash provided by financing activities was $422 million for the three months ended March 29, 2013, as compared to cash used of $85 million for the three months ended March 30, 2012.

        During the three months ended March 29, 2013, we received $394 million of proceeds, net of fees, from issuance of $400 million in aggregate principal amount of 4.50% senior unsecured notes. We intend to use the net proceeds for general corporate purposes. Also during the first quarter of 2013, we used $10 million of cash on hand to repurchase 198,600 shares of our common stock.

        During the three months ended March 30, 2012, we utilized $53 million of cash on hand to optionally repurchase portions of our senior unsecured notes, totaling $48 million in principal amount. Also during the first quarter of 2012, we used $38 million of cash on hand to repurchase 837,900 shares of our common stock.

Other Sources of Liquidity

        Liquidity Facilities.    We may draw down on, and use proceeds from, our Revolving Credit Facility to fund normal working capital needs from month to month in conjunction with available cash on hand. As of March 29, 2013, we had $1.4 billion of availability under our revolving credit facility. This availability reflects no outstanding borrowings.

        On March 29, 2013, our subsidiaries in the Asia Pacific region also had various uncommitted credit facilities, of which $198 million was unutilized. We expect that these additional facilities will be drawn from time to time for normal working capital purposes and to fund capital expenditures in support of planned expansion in Asia Pacific.

        Under normal working capital utilization of liquidity, portions of the amounts drawn under our liquidity facilities typically are paid back throughout the month as cash from customers is received. We could then draw upon such facilities again for working capital purposes in the same or succeeding months.

        The agreement that governs our senior secured revolving credit facility contains a number of covenants, including financial covenants, that would impact our ability to borrow on the facility if not met and restrictive covenants that restrict, among other things and subject to certain exceptions, the ability to incur additional indebtedness, repay or repurchase other indebtedness, repurchase capital stock and pay cash dividends on our common stock. As of March 29, 2013, we were in compliance with all of our financial covenants. Such covenants are described in more detail in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

        See "—Senior Secured Credit Facilities" in Note 10 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our Revolving Credit Facility.

Contractual Obligations and Commitments

        We have no unconditional purchase obligations other than those related to inventory, services, tooling and property, plant and equipment in the ordinary course of business.

        4.50% Senior Note Issuance.    In February 2013, we issued $400 million of 4.50% senior unsecured notes. The net proceeds from the offering were approximately $394 million after deducting debt issuance costs. The proceeds are expected to be used for general corporate purposes.

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

CONTINGENCIES AND ENVIRONMENTAL MATTERS

        The information concerning the ongoing antitrust matters and other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 16 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        See Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING ESTIMATES

        There have been no significant changes in our critical accounting estimates during the three months ended March 29, 2013.

OUTLOOK

        For the full year 2013, we expect revenue to be in the range of approximately $16.6 billion to $16.9 billion, including second quarter sales of approximately $4.3 billion. These sales figures are based on expected 2013 production levels of 16.0 million units in North America, 18.4 million units in Europe, an increase in production levels in China and our expectations for foreign currency exchange rates.

        In North America, the industry recovery continues to trend in a positive direction with moderate growth. As such, we expect production levels to remain strong, with the Detroit Three growth rate being consistent with the overall growth rate within North America. In Europe, economic concerns and inventory destocking will continue to negatively impact vehicle production levels in the first half of the year, with expected stabilization and improvement in vehicle production in the second half of the year. While we have implemented near-term, temporary cost containment actions, this volatility will likely have a negative impact on our profitability, especially in the first half of the year, as we react to varying production levels. Growth in Asia Pacific and Latin America is expected to continue at a moderate pace for the remainder of the year. Considering expected long-term growth within these regions, we continue to invest appropriate levels of capital, engineering and infrastructure to underpin our expansion.

        We continue to evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions and the production plans of our customers. Due to prolonged uncertainties in Europe, we continue to assess our cost base in the region and we intend to continue our restructuring initiatives to align our operations with the existing environment in that region. As a result, we expect to incur restructuring charges of approximately $50 million for the year, which may include additional plant closures, targeted workforce reductions and adjustments to certain of our fixed costs, primarily in Europe. We believe these efforts are necessary actions in order to preserve our competitiveness and will provide lasting benefit over the long term.

        While we expect net commodity inflation to be immaterial for the year, we will continue to monitor commodity costs and work with our suppliers and customers to manage changes in such costs.

        We continue to monitor the entire Tier 2 and Tier 3 supply base and its ability to perform as expected as it faces additional financial and operational challenges in the current environment due to variable production levels and economic concerns, particularly in Europe. The inability of any major supplier to meet its commitments could negatively impact us either directly or by negatively affecting our customers. We pursue alternate sources of supply where necessary and practicable.

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

        There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2012 under "Item 1A. Risk Factors," including: any developments related to antitrust investigations adversely affecting our financial condition, results, cash flows or reputation; economic conditions adversely affecting our business, results or the viability of our supply base; the unsuccessful implementation of our current expansion efforts adversely impacting our business or results; any shortage of supplies causing a production disruption for any customers or us; strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations impacting our results; risks associated with non-U.S. operations, including economic and political uncertainty in some regions, adversely affecting our business, results or financial condition; any inability to protect our intellectual property rights adversely affecting our business or our competitive position; the loss of any of our largest customers materially adversely affecting us; commodity inflationary pressures adversely affecting our profitability or supply base; pricing pressures from our customers adversely affecting our profitability; costs of product liability, warranty and recall claims and efforts by customers to adversely alter contract terms and conditions concerning warranty and recall participation; costs or adverse effects on our business, reputation or results from governmental regulations; costs or liabilities relating to environmental, health and safety regulations adversely affecting our results; any increase in the expense of our pension and other postretirement benefits or the funding requirements of our pension plans reducing our profitability; work stoppages or other labor issues at our facilities or at the facilities of our customers or those in our supply chain adversely affecting our business, results or financial condition; any disruption in our information technology systems adversely impacting our business and operations; any impairment of a significant amount of our goodwill or other intangible assets adversely affecting our financial condition; and other risks and uncertainties set forth in our Annual Report on Form 10-K, in "—Executive Overview" above and in our other filings with the Securities and Exchange Commission.

        All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We do not undertake any obligation to release publicly any update or revision to any of the forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        There have been no material changes to the quantitative and qualitative information about the Company's market risk from those previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934) as of March 29, 2013, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

        Changes in Internal Control over Financial Reporting.    There was no change in the Company's internal controls over financial reporting that occurred during the first fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        The information concerning the ongoing antitrust matters and other legal proceedings involving the Company contained in Note 16 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

Item 1A.    Risk Factors

        There have been no material changes in the Company's risk factors from those previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer repurchases of equity securities

        In its Annual Report on Form 10-K filed on February 16, 2012, the Company announced that its board of directors approved a share repurchase program that is intended to offset, on an ongoing basis, the dilution created by the Company's stock incentive plan for up to 1.5 million shares annually (the "Anti-Dilution Program"). The Anti-Dilution Program does not have an expiration date. In addition, on October 1, 2012, the Company announced a share repurchase program that had been approved by its board of directors during the third quarter of 2012 to acquire up to $1 billion of the Company's outstanding common stock that extends through December 31, 2014. Both repurchase programs may be modified, suspended or terminated by the board of directors at any time without prior notice. The Company anticipates acquiring the shares under both programs from time to time through open market purchases, block trades, privately negotiated transactions including accelerated share repurchase transactions, other derivative transactions, or otherwise, at such times and in such amounts as Company management deems appropriate, given prevailing financial and market conditions. Repurchases may also be made under trading plan(s) that may be adopted from time to time in accordance with Rule 10b5-1 of the Securities Exchange Act, which would permit the Company to repurchase shares when it might otherwise be precluded from doing so under insider trading laws. However, the Company is not obligated to repurchase any shares under either program.

        The following table summarizes information relating to purchases of the Company's common stock made by or on behalf of the Company in accordance with the Anti-Dilution Program, including purchases made pursuant to one or more 10b5-1 trading plans, during the first quarter of 2013.

Period(a)	Total Number of Shares Purchased(b)	Average Price Paid Per Share(c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(d)
January 1, 2013 to February 1, 2013	198,600	$52.65	198,600	1,301,400
February 2, 2013 to March 1, 2013	—	—	—	1,301,400
March 2, 2013 to March 29, 2013	—	—	—	1,301,400

Total	198,600	$52.65	198,600	1,301,400

(a)
Monthly information is presented by reference to the Company's fiscal months during the first quarter of 2013, based upon settlement of each transaction.

(b)
All of the shares indicated were purchased under the Anti-Dilution Program announced on February 16, 2012.

(c)
Excluding commissions.

(d)
The number of shares in this column reflect the number of shares that may yet be purchased in 2013 under the Anti-Dilution Program. In addition, shares valued at approximately $835 million may yet be purchased under the $1 billion repurchase program announced on October 1, 2012.

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

Item 6.    Exhibits (including those incorporated by reference)

Exhibit Number		Exhibit Name
3.1		Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2003)

3.2		Third Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed November 17, 2004)

10.1	*	Form of Chief Executive Officer Stock-Settled Stock Appreciation Rights Agreement

10.2	*	Form of Executive Officer Stock-Settled Stock Appreciation Rights Agreement

10.3	*	Form of General Stock-Settled Stock Appreciation Rights Agreement

10.4	*	Form of Chief Executive Officer Restricted Stock Unit Agreement

10.5	*	Form of Executive Officer Restricted Stock Unit Agreement

10.6	*	Form of General Restricted Stock Unit Agreement

10.7	*	Form of Director Restricted Stock Unit Agreement

10.8	*	Form of General Non-Qualified Stock Option Agreement

31(a)	*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31(b)	*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32	*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Exhibit Name
101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Filed herewith

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRW Automotive Holdings Corp. (Registrant)
Date: April 30, 2013	By:	/s/ JOSEPH S. CANTIE Joseph S. Cantie Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)