Form 10-Q
period 2013-06-28
TRW AUTOMOTIVE HOLDINGS CORP
filed 2013-07-30
CIK 1267097

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2013
OR
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

        As of July 24, 2013, the number of shares outstanding of the registrant's Common Stock was 117,193,147.

TRW Automotive Holdings Corp.
Index

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Three Months Ended
	June 28, 2013	June 29, 2012
	(Unaudited)
	(In millions, except per share amounts)
Sales	$4,514	$4,239
Cost of sales	3,983	3,763

Gross profit	531	476
Administrative and selling expenses	143	143
Amortization of intangible assets	4	3
Restructuring charges and asset impairments	1	2
Other income—net	(2)	(9)

Operating income	385	337
Interest expense—net	34	27
Loss on retirement of debt—net	5	—
Equity in earnings of affiliates, net of tax	(11)	(9)

Earnings before income taxes	357	319
Income tax expense	97	92

Net earnings	260	227
Less: Net earnings attributable to noncontrolling interest, net of tax	12	7

Net earnings attributable to TRW	$248	$220

Basic earnings per share:
Earnings per share	$2.09	$1.80

Weighted average shares outstanding	118.9	122.5

Diluted earnings per share:
Earnings per share	$1.99	$1.71

Weighted average shares outstanding	125.8	129.6

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Comprehensive Earnings

	Three Months Ended
	June 28, 2013	June 29, 2012
	(Unaudited)
	(Dollars in millions)
Net earnings	$260	$227
Other comprehensive earnings (losses):
Foreign currency translation	(30)	(130)
Retirement obligations, net of tax	(33)	3
Deferred cash flow hedges, net of tax	(24)	(20)

Total other comprehensive earnings (losses)	(87)	(147)
Comprehensive earnings	173	80
Less: Comprehensive earnings attributable to noncontrolling interest	13	1

Comprehensive earnings attributable to TRW	$160	$79

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Six Months Ended
	June 28, 2013	June 29, 2012
	(Unaudited)
	(In millions, except per share amounts)
Sales	$8,727	$8,447
Cost of sales	7,769	7,497

Gross profit	958	950
Administrative and selling expenses	281	289
Amortization of intangible assets	7	6
Restructuring charges and asset impairments	38	4
Other income—net	(6)	(17)

Operating income	638	668
Interest expense—net	64	56
Loss on retirement of debt—net	5	5
Equity in earnings of affiliates, net of tax	(23)	(20)

Earnings before income taxes	592	627
Income tax expense	159	185

Net earnings	433	442
Less: Net earnings attributable to noncontrolling interest, net of tax	23	16

Net earnings attributable to TRW	$410	$426

Basic earnings per share:
Earnings per share	$3.44	$3.46

Weighted average shares outstanding	119.2	123.1

Diluted earnings per share:
Earnings per share	$3.28	$3.30

Weighted average shares outstanding	126.3	130.4

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Comprehensive Earnings

	Six Months Ended
	June 28, 2013	June 29, 2012
	(Unaudited)
	(Dollars in millions)
Net earnings	$433	$442
Other comprehensive earnings (losses):
Foreign currency translation	(117)	(37)
Retirement obligations, net of tax	(18)	3
Deferred cash flow hedges, net of tax	(26)	27

Total other comprehensive earnings (losses)	(161)	(7)
Comprehensive earnings	272	435
Less: Comprehensive earnings attributable to noncontrolling interest	23	13

Comprehensive earnings attributable to TRW	$249	$422

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	June 28, 2013	December 31, 2012
	(Unaudited)
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,214	$1,223
Accounts receivable—net	2,879	2,200
Inventories	1,005	975
Prepaid expenses and other current assets	344	330

Total current assets	5,442	4,728
Property, plant and equipment—net of accumulated depreciation of $4,114 and $4,027, respectively	2,411	2,385
Goodwill	1,754	1,756
Intangible assets—net	287	293
Pension assets	887	823
Other assets	883	872

Total assets	$11,664	$10,857

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$87	$67
Current portion of long-term debt	457	26
Trade accounts payable	2,599	2,423
Accrued compensation	254	254
Other current liabilities	1,215	1,111

Total current liabilities	4,612	3,881
Long-term debt	1,312	1,369
Postretirement benefits other than pensions	436	396
Pension benefits	861	898
Other long-term liabilities	590	544

Total liabilities	7,811	7,088
Commitments and contingencies
Stockholders' equity:
Capital stock	1	1
Paid-in-capital	1,637	1,635
Retained earnings	2,643	2,408
Accumulated other comprehensive earnings (losses)	(627)	(466)

Total TRW stockholders' equity	3,654	3,578
Noncontrolling interest	199	191

Total equity	3,853	3,769

Total liabilities and equity	$11,664	$10,857

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 28, 2013	June 29, 2012
	(Unaudited)
	(Dollars in millions)
Operating Activities
Net earnings	$433	$442
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	212	207
Net pension and other postretirement benefits income and contributions	(138)	(124)
Loss on retirement of debt—net	5	5
Deferred income taxes	82	102
Other—net	25	(6)
Changes in assets and liabilities:
Accounts receivable—net	(723)	(496)
Inventories	(49)	(148)
Trade accounts payable	216	192
Prepaid expenses and other assets	(22)	(56)
Other liabilities	52	(29)

Net cash provided by operating activities	93	89
Investing Activities
Capital expenditures, including other intangible assets	(271)	(200)
Net proceeds from asset sales and divestitures	—	7
Other—net	—	3

Net cash used in investing activities	(271)	(190)
Financing Activities
Change in short-term debt	20	5
Proceeds from issuance of long-term debt, net of fees	482	—
Redemption of long-term debt	(120)	(59)
Proceeds from exercise of stock options	19	7
Repurchase of capital stock	(200)	(102)
Dividends paid to noncontrolling stockholders	(15)	(15)

Net cash provided by (used in) financing activities	186	(164)
Effect of exchange rate changes on cash	(17)	(10)

Decrease in cash and cash equivalents	(9)	(275)
Cash and cash equivalents at beginning of period	1,223	1,241

Cash and cash equivalents at end of period	$1,214	$966

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

        In the first quarter of 2013, the Company began to manage and report certain components that were previously within its Electronics segment as part of its Chassis Systems segment. As a result, these components were reclassified and are now included within the Company's Chassis Systems segment. As such, the Company has made appropriate adjustments to its segment-related disclosures for 2013, as well as prior periods.

        These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three and six months ended June 28, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013.

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

        Net earnings attributable to TRW and the weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(In millions, except per share amounts)
Net earnings attributable to TRW	$248	$220	$410	$426
Interest expense on exchangeable notes, net of tax	1	1	2	2
Amortization of discount on exchangeable notes, net of tax	1	1	2	2

Net earnings attributable to TRW for purposes of calculating diluted earnings per share	$250	$222	$414	$430

Basic:
Weighted average shares outstanding	118.9	122.5	119.2	123.1

Basic earnings per share	$2.09	$1.80	$3.44	$3.46

Diluted:
Weighted average shares outstanding	118.9	122.5	119.2	123.1
Effect of dilutive stock options, RSUs and SSARs	1.0	1.2	1.2	1.4
Shares applicable to exchangeable notes	5.9	5.9	5.9	5.9

Diluted weighted average shares outstanding	125.8	129.6	126.3	130.4

Diluted earnings per share	$1.99	$1.71	$3.28	$3.30

        For both the three and six months ended June 28, 2013, approximately 1.6 million securities were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

        For the three and six months ended June 29, 2012, approximately 2.9 million and 2.4 million securities, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

        Equity.    The following tables present a rollforward of the changes in equity attributable to TRW shareholders and to the noncontrolling interest.

	Three Months Ended
	June 28, 2013			June 29, 2012
	Total	TRW Shareholders	Noncontrolling Interest	Total	TRW Shareholders	Noncontrolling Interest
	(Dollars in millions)
Beginning balance of equity	$3,870	$3,671	$199	$3,449	$3,246	$203
Net earnings	260	248	12	227	220	7
Other comprehensive earnings (losses)	(87)	(88)	1	(147)	(141)	(6)
Dividends paid to noncontrolling interest	(13)	—	(13)	(7)	—	(7)
Changes related to share-based compensation	13	13	—	8	8	—
Repurchase of capital stock	(190)	(190)	—	(64)	(64)	—

Ending balance of equity	$3,853	$3,654	$199	$3,466	$3,269	$197

	Six Months Ended
	June 28, 2013			June 29, 2012
	Total	TRW Shareholders	Noncontrolling Interest	Total	TRW Shareholders	Noncontrolling Interest
	(Dollars in millions)
Beginning balance of equity	$3,769	$3,578	$191	$3,139	$2,940	$199
Net earnings	433	410	23	442	426	16
Other comprehensive earnings (losses)	(161)	(161)	—	(7)	(4)	(3)
Dividends paid to noncontrolling interest	(15)	—	(15)	(15)	—	(15)
Changes related to share-based compensation	27	27	—	9	9	—
Repurchase of capital stock	(200)	(200)	—	(102)	(102)	—

Ending balance of equity	$3,853	$3,654	$199	$3,466	$3,269	$197

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

        The following tables present changes in accumulated other comprehensive earnings (losses) attributable to TRW by component:

	Three Months Ended June 28, 2013
	Foreign Currency Translation	Retirement Obligations	Deferred Cash Flow Hedges	Total
	(Dollars in millions)
Beginning balance attributable to TRW, net of tax	$(3)	$(544)	$8	$(539)
Other comprehensive earnings (losses) before reclassifications, net of tax	(31)	(37)	(23)	(91)
Amounts reclassified from accumulated other comprehensive earnings (losses), net of tax	—	4 (a)	(1)	3

Other comprehensive earnings (losses), net of tax	(31)	(33)	(24)	(88)

Ending balance attributable to TRW, net of tax	$(34)	$(577)	$(16)	$(627)

(a)
Includes actuarial gains of $10 million, reduced by prior service cost of $4 million, net of tax of $2 million.

	Six Month Ended June 28, 2013
	Foreign Currency Translation	Retirement Obligations	Deferred Cash Flow Hedges	Total
	(Dollars in millions)
Beginning balance attributable to TRW, net of tax	$83	$(559)	$10	$(466)
Other comprehensive earnings (losses) before reclassifications, net of tax	(117)	(27)	(25)	(169)
Amounts reclassified from accumulated other comprehensive earnings (losses), net of tax	—	9 (b)	(1)	8

Other comprehensive earnings (losses), net of tax	(117)	(18)	(26)	(161)

Ending balance attributable to TRW, net of tax	$(34)	$(577)	$(16)	$(627)

(b)
Includes actuarial gains of $22 million, reduced by prior service cost of $9 million, net of tax of $4 million.

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

        The following table presents the movement in the product warranty liability for the periods indicated:

	Six Months Ended
	June 28, 2013	June 29, 2012
	(Dollars in millions)
Beginning balance	$140	$130
Current period accruals, net of changes in estimates	26	17
Used for purposes intended	(20)	(22)
Effects of foreign currency translation	(3)	(2)

Ending balance	$143	$123

        Recently Adopted and Issued Accounting Pronouncements.    There were no new accounting pronouncements adopted or issued during the three month period ended June 28, 2013 that have had or are expected to have a material impact on the Company's financial statements.

3. Inventories

        The major classes of inventory are as follows:

	As of
	June 28, 2013	December 31, 2012
	(Dollars in millions)
Finished products and work in process	$486	$454
Raw materials and supplies	519	521

Total inventories	$1,005	$975

4. Goodwill and Intangible Assets

Goodwill

        In the first quarter of 2013, the Company began to manage and report certain components that were previously within its Electronics segment as part of its Chassis Systems segment. As a result, these components were reclassified and are now included within the Company's Chassis Systems segment. As such, the Company has reallocated goodwill using a relative fair value allocation approach.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Goodwill and Intangible Assets (Continued)

        The changes in goodwill for the period are as follows:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Total
	(Dollars in millions)
Balance as of December 31, 2012	$796	$537	$423	$—	$1,756
Allocation of goodwill due to change in segment reporting	275	—	(275)	—	—
Effects of foreign currency translation	(1)	(1)	—	—	(2)

Balance as of June 28, 2013	$1,070	$536	$148	$—	$1,754

Intangible assets

        The following table reflects intangible assets and related accumulated amortization:

	As of June 28, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Customer relationships	$67	$(63)	$4	$67	$(58)	$9
Developed technology and other intangible assets	107	(88)	19	106	(86)	20

Total	174	$(151)	23	173	$(144)	29

Indefinite-lived intangible assets:
Trademarks	264		264	264		264

Total	$438		$287	$437		$293

        The Company expects that ongoing amortization expense will approximate the following:

(Dollars in millions)
Remainder of 2013	$5
Fiscal year 2014	2
2015 and beyond	16

        The expected amortization expense for 2015 and beyond primarily relates to land use rights.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5. Other (Income) Expense—Net

        The following table provides details of other (income) expense—net:

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(Dollars in millions)
Net provision for bad debts	$—	$1	$2	$—
Net gains on sales of assets and divestitures	—	(1)	(1)	(3)
Foreign currency exchange (gains) losses	8	(7)	6	(2)
Royalty and grant income	(5)	(3)	(6)	(6)
Miscellaneous other (income) expense	(5)	1	(7)	(6)

Other (income) expense—net	$(2)	$(9)	$(6)	$(17)

6. Income Taxes

        The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate and records the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

        Income tax expense for the three months ended June 28, 2013 was $97 million on pre-tax earnings of $357 million and income tax expense for the six months ended June 28, 2013 was $159 million on pre-tax earnings of $592 million. Income tax expense for the three months ended June 29, 2012 was $92 million on pre-tax earnings of $319 million and income tax expense for the six months ended June 29, 2012 was $185 million on pre-tax earnings of $627 million. Income tax expense for the three months ended June 28, 2013 includes a net tax benefit of $4 million relating to the resolution of various tax matters in foreign jurisdictions. Income tax expense for the six months ended June 28, 2013 includes a tax benefit of $12 million relating to the enactment of the American Taxpayer Relief Act of 2012 (as discussed below), a net tax benefit of $4 million relating to the resolution of various tax matters in foreign jurisdictions, and a net tax expense relating to other discrete tax items, resulting in a net tax benefit of $8 million for the period. For the period ended June 28, 2013, the income tax rate varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits, as well as the effect of the enactment of the American Taxpayer Relief Act of 2012.

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

realized, a valuation allowance is recorded. If operating results improve or deteriorate on a sustained basis, the Company's conclusions regarding the need for a valuation allowance could change, resulting in either the reversal or initial recognition of a valuation allowance in the future, which could have a significant impact on income tax expense in the period recognized and subsequent periods. The recent U.S. economic recovery and improvement in the North American automotive market, along with improved Company performance, have all had a favorable impact on U.S. operating results. If such performance continues, the Company may be in a position, in future periods, to utilize certain historical foreign tax credits in excess of previous expectations, which could have a significant favorable impact on income tax expense in the period recognized.

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

        On July 17, 2013, the United Kingdom—Finance Bill of 2013 received Royal Assent, thereby becoming law as the Finance Act 2013 (the "Act"). The Act provides for a reduction to the corporate income tax rate from 23% to 21% effective April 1, 2014, with a further reduction to 20% effective April 1, 2015. The impact of this legislation will be recorded as a discrete item during the third quarter, the period of enactment, and will result in a tax benefit of approximately $20 million.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. Pension Plans and Postretirement Benefits Other Than Pensions

  Pension Plans

        The following tables provide the components of net pension (income) cost for the Company's defined benefit pension plans:

	Three Months Ended
	June 28, 2013			June 29, 2012
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Service cost	$1	$—	$5	$1	$—	$5
Interest cost on projected benefit obligations	10	47	9	15	54	9
Expected return on plan assets	(14)	(78)	(5)	(20)	(82)	(5)
Amortization	6	—	6	5	—	2

Net pension (income) cost	$3	$(31)	$15	$1	$(28)	$11

	Six Months Ended
	June 28, 2013			June 29, 2012
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Service cost	$1	$—	$11	$2	$—	$10
Interest cost on projected benefit obligations	21	94	18	30	107	19
Expected return on plan assets	(29)	(156)	(10)	(40)	(163)	(10)
Amortization	13	—	10	10	—	4

Net pension (income) cost	$6	$(62)	$29	$2	$(56)	$23

  Postretirement Benefits Other Than Pensions ("OPEB")

        The following tables provide the components of net OPEB (income) cost for the Company's plans:

	Three Months Ended
	June 28, 2013		June 29, 2012
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Service	$—	$—	$—	$1
Interest cost on projected benefit obligations	4	1	4	1
Amortization	(3)	(2)	(5)	(2)
Settlement	(2)	—	—	—

Net OPEB (income) cost	$(1)	$(1)	$(1)	$—

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. Pension Plans and Postretirement Benefits Other Than Pensions (Continued)

	Six Months Ended
	June 28, 2013		June 29, 2012
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Service cost	$—	$—	$—	$1
Interest cost on projected benefit obligations	7	2	8	2
Amortization	(7)	(2)	(10)	(3)
Settlements	(6)	—	—	—

Net OPEB (income) cost	$(6)	$—	$(2)	$—

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Fair Value Measurements (Continued)

  Items Measured at Fair Value on a Recurring Basis

        The fair value measurements for assets and liabilities recognized in the Company's consolidated balance sheets are as follows:

	As of
	June 28, 2013			December 31, 2012
	Carrying Value	Fair Value	Measurement Approach	Carrying Value	Fair Value
	(Dollars in millions)
Foreign currency exchange contracts—current assets	$4	$4	Level 2	$16	$16
Foreign currency exchange contracts—noncurrent assets	—	—	Level 2	9	9
Short-term debt, fixed and floating rate	87	87	Level 2	67	67
Fixed rate long-term debt	1,769	2,090	Level 2	1,395	1,677
Foreign currency exchange contracts—current liability	4	4	Level 2	—	—
Foreign currency exchange contracts—noncurrent liability	9	9	Level 2	—	—
Interest rate swap contracts—noncurrent liability	—	—	Level 2	1	1

        The carrying value of short-term debt approximates fair value because of the short term nature of these instruments.

        The fair value of long-term debt was determined primarily from quoted market prices, as provided by participants in the secondary marketplace. For long-term debt without a quoted market price, the Company estimates the fair value using discounted cash flow models with market based borrowing rates for similar types of arrangements. Upon issuance of the Company's exchangeable notes, a debt discount was recognized as a decrease in debt and an increase in equity. Accordingly, the Company's fair value and carrying value of long-term fixed rate debt as of June 28, 2013 is net of the unamortized discount of $20 million.

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

        There were no changes in the Company's valuation techniques during the six months ended June 28, 2013.

  Items Measured at Fair Value on a Nonrecurring Basis

        In addition to items that are measured at fair value on a recurring basis, and shown in the table above, the Company also has assets and liabilities in its balance sheet that are measured at fair value

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Fair Value Measurements (Continued)

on a nonrecurring basis. Such assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, including investments in affiliates, which are written down to fair value as a result of impairment (see Note 11 for asset impairments).

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

9. Financial Instruments

        The Company is exposed to certain financial market risks related to its ongoing business operations. The primary risks managed through derivative financial instruments and hedging activities are foreign currency exchange rate risk and interest rate risk. Derivative financial instruments and hedging activities are utilized to protect the Company's cash flow from adverse movements in foreign currency exchange rates, as well as to manage interest costs. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company attempts to limit this exposure by entering into agreements directly with a number of major financial institutions that meet the Company's credit standards and that are expected to fully satisfy their obligations under the contracts, and by monitoring the Company's credit exposure to each counterparty in light of its current credit quality.

        As of June 28, 2013, the Company had a notional value of $2.3 billion in foreign exchange contracts outstanding. These foreign exchange contracts mature at various dates through June 2016. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument.

        As of June 28, 2013, the Company had two offsetting interest rate swap agreements outstanding, each with a notional value of $25 million. The Company's exposure to interest rate risk arises primarily from changes in LIBOR.

        Derivative Instruments.    The fair values of the Company's derivative instruments as of June 28, 2013 and December 31, 2012 was $25 million and $40 million, respectively, in the asset position, and $34 million and $16 million, respectively, in the liability position. These amounts consist of interest rate contracts, foreign currency exchange contracts, and commodity contracts, none of which are individually significant.

        Cash Flow Hedges.    For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $5 million of losses, net of tax, which are included in OCI are expected to be reclassified into earnings in the next twelve months.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Financial Instruments (Continued)

        For the three and six months ended June 28, 2013, the effective portion of the gains and losses on derivatives designated as cash flow hedges and recognized in OCI was a loss of $33 million for both periods, all of which was related to foreign currency exchange contracts. The effective portion of gains and losses on cash flow hedges reclassified from OCI into the statement of earnings for the three and six months ended June 28, 2013 was a gain of $1 million for both periods, and was included in various line items on the statement of earnings.

        For the three and six months ended June 29, 2012, the effective portion of the gains and losses on derivatives designated as cash flow hedges and recognized in OCI was a loss of $30 million and a gain of $35 million, respectively, all of which was related to foreign currency exchange contracts. The effective portion of gains and losses on cash flow hedges reclassified from OCI into the statement of earnings for the three and six months ended June 29, 2012 was a loss of $2 million and $1 million, respectively, and was included in various line items on the statement of earnings.

        Gains or losses recognized in income related to hedge ineffectiveness for each of the three and six month periods ended June 28, 2013 and June 29, 2012 were not significant.

        Fair Value Hedges.    For any derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the underlying hedged item is recognized in current earnings. For the three and six months ended June 28, 2013 and June 29, 2012, the Company had no fair value hedges outstanding.

        Undesignated Derivatives.    For the three and six months ended June 28, 2013, the Company recognized losses of $2 million and $3 million, respectively, in other (income) expense—net, for derivative instruments not designated as hedging instruments. For the three and six months ended June 29, 2012, the Company recognized losses of $6 million and gains of $10 million, respectively, in other (income) expense—net, for derivative instruments not designated as hedging instruments.

        Credit-Risk-Related Contingent Features.    The Company has entered into International Swaps and Derivatives Association ("ISDA") agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of June 28, 2013, the Company had not posted any collateral to support its derivatives in a liability position.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Financial Instruments (Continued)

Offsetting of Derivative Assets and Liabilities

        The following table reflects the offsetting of derivative assets and liabilities:

	As of June 28, 2013			As of December 31, 2012
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
	(Dollars in millions)
Derivative Assets:
Foreign Currency	$25	$(21)	$4	$40	$(15)	$25
Derivative Liabilities:
Interest Rate Contracts	—	—	—	1	—	1
Foreign Currency	34	(21)	13	15	(15)	—

10. Debt

        Total outstanding debt of the Company consisted of the following:

	As of
	June 28, 2013	December 31, 2012
	(Dollars in millions)
Short-term debt	$87	$67

Long-term debt:
6.375% Senior notes, due 2014	$221	$224
7.00% Senior notes, due 2014	233	309
7.25% Senior notes, due 2017	446	448
8.875% Senior notes, due 2017	205	219
4.50% Senior notes, due 2021	400	—
Exchangeable senior notes, due 2015	153	150
Revolving credit facility	—	—
Capitalized leases	18	13
Other borrowings	93	32

Total long-term debt	1,769	1,395
Less current portion	457	26

Long-term debt, net of current portion	$1,312	$1,369

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Debt (Continued)

        8.875% Senior Notes.    In November 2009, the Company issued $250 million in aggregate original principal amount of 8.875% senior unsecured notes due 2017 (the "8.875% Senior Notes") in a private placement. Interest is payable semi-annually on June 1 and December 1 of each year. The 8.875% Senior Notes are redeemable in whole or in part on or after December 1, 2013 at a redemption price of 104.438% of par, which is reduced to 102.219% on December 1, 2014 and 100% on December 1, 2015 and thereafter.

        2007 Senior Notes.    In March 2007, the Company issued 7% senior unsecured notes and 6 3/8% senior unsecured notes, each due March 2014, in original principal amounts of $500 million and €275 million, respectively, and 7 1/4% senior unsecured notes due 2017 in the original principal amount of $600 million (collectively, the "2007 Senior Notes") in a private placement. Interest is payable semi-annually on March 15 and September 15 of each year.

        Senior Note Repurchases.    During the three and six months ended June 28, 2013, the Company repurchased portions of its senior unsecured notes due in 2014 and 2017 totaling approximately $91 million in principal amount and recorded a loss on retirement of debt of $5 million. During the six months ended June 29, 2012, the Company repurchased portions of its senior unsecured notes due in 2014 and 2017 totaling approximately $48 million in principal amount and recorded a loss on retirement of debt of $5 million.

Exchangeable Senior Notes

        In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015 (the "Exchangeable Senior Notes") in a private placement. Prior to September 1, 2015, the notes are exchangeable only upon specified events or conditions being met and, thereafter, at any time. One condition, the sales price condition (described below), was met as of June 28, 2013, and as such, the notes are exchangeable in the third quarter of 2013. They will remain exchangeable in subsequent quarters if the sale price condition continues to be met, which occurs if the last reported sale price of the Company's common stock for at least 20 of the last 30 trading days of the immediately preceding quarter is greater than 130% of the applicable exchange price. The initial exchange rate is 33.8392 shares of the Company's common stock per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.55 per share of common stock), subject to adjustment. Upon exchange, the Company's exchange obligation may be settled, at its option, in shares of its stock, cash or a combination of cash and shares of its stock. Interest is payable on June 1 and December 1 of each year. The Exchangeable Senior Notes will mature on December 1, 2015, unless earlier exchanged, repurchased by the Company at the holder's option upon a fundamental change, or redeemed by the Company after December 6, 2013, at the Company's option if certain conditions are met.

        The Exchangeable Senior Notes were recorded with a debt discount which decreased debt and increased paid-in-capital in order to separate the liability and embedded equity components. The debt component will accrete up to the principal amount to effectively yield 9.0% over the term of the debt. The debt discount as of June 28, 2013 and December 31, 2012 was $20 million and $24 million, respectively. The total interest expense recognized for the three and six months ended June 28, 2013 was approximately $4 million and $7 million, respectively, including $2 million and $3 million in each respective period relating to the stated coupon rate. The total interest expense recognized for the three

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Debt (Continued)

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

        The commitment fee and the applicable margin for borrowing on the Revolving Credit Facility are subject to a ratings-based grid. The applicable margin in effect as of June 28, 2013 was 0.75% with respect to base rate borrowings and 1.75% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.30%.

Debt Repurchases

        As market conditions warrant, the Company may, from time to time, repurchase debt securities, including exchangeable debt securities, issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or by otherwise, or the Company may redeem such debt securities.

Other Borrowings

        The Company has borrowings under uncommitted credit agreements in many of the countries in which it operates. The borrowings are from various domestic and international banks at quoted market interest rates.

11. Restructuring Charges and Asset Impairments

        For the three months ended June 28, 2013, the Chassis Systems segment incurred $1 million of severance and other charges. For the six months ended June 28, 2013, the Company incurred restructuring charges of $38 million for severance and other charges as part of its ongoing efforts to better align its cost structure with global automotive market conditions. While the Chassis Systems segment and Occupant Safety Systems segment incurred $17 million and $27 million, respectively, of severance and other charges, the Automotive Components segment recorded $6 million of income related to changes in estimates for the six months ended June 28, 2013.

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Restructuring Charges and Asset Impairments (Continued)

Restructuring Reserves

        The following table illustrates the movement of the restructuring reserves for severance and other charges, including reserves related to severance-related postemployment benefits for both periods presented:

	Six Months Ended
	June 28, 2013	June 29, 2012
	(Dollars in millions)
Beginning balance	$121	$59
Current period accruals, net of changes in estimates	38	4
Used for purposes intended	(43)	(14)
Effects of foreign currency translation	(1)	(1)

Ending balance	$115	$48

        Of the $115 million restructuring reserve as of June 28, 2013, approximately $91 million is expected to be paid in the remainder of 2013. The remaining balance is expected to be paid in 2014 to 2015 and is comprised primarily of involuntary employee termination arrangements in Europe.

12. Capital Stock

        The Company's authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the "Common Stock"), of which 117,483,651 shares were issued and outstanding as of June 28, 2013 (net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the Company's stock-based compensation plan); and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

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

        In May 2013, the Company entered into an accelerated share repurchase ("ASR") agreement with a third-party financial institution to repurchase the Company's common stock. Under the ASR agreement, the Company made an up-front payment of $125 million and received an initial delivery of approximately 1.7 million shares in the second quarter of 2013. The total number of shares to be ultimately delivered, and therefore the average price paid per share, will be determined at the end of the repurchase period based on the volume weighted average price of the Company's common stock during that period. The ASR will be completed during the third quarter of 2013.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. Capital Stock (Continued)

        During the three and six months ended June 28, 2013, the Company repurchased 2,752,228 shares and 2,950,828 shares, respectively, of its common stock for a total of $190 million and $200 million, respectively. During the three months ended June 28, 2013, the Company reached its 2012 board authorized limit under the Anti-Dilution Program to repurchase 1.5 million shares of its common stock; however, additional shares may be purchased under the program in subsequent years.

13. Share-Based Compensation

  Equity Awards

        On February 22, 2013, the Company granted 1,199,551 SSARs to executive officers and certain employees of the Company pursuant to the TRW Automotive Holdings Corp. 2012 Stock Incentive Plan (the "2012 Plan"). Each SSAR entitles the grantee to receive the appreciation in value of one underlying share of the Company's stock from the grant date fair market value of $58.20 to the fair market value on the exercise date, although the stock price at exercise is limited to a maximum value of $110.00.

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

        As of June 28, 2013, the Company had 4,534,050 shares of Common Stock available for issuance under the 2012 Plan. In addition, 957,117 stock options, 3,207,642 SSARs, 820,764 nonvested RSUs and 15,300 nonvested PSUs were outstanding as of June 28, 2013. All of the SSARs and substantially all of the stock options have an 8-year term and vest ratably over three years, all the RSUs vest ratably over three years and a majority of the PSUs cliff vest after three years. As a result of changes to retirement eligibility provisions for awards granted in 2013, the Company applies a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting.

        Share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(Dollars in millions)
Stock options and SSARs	$4	$2	$6	$3
RSUs	6	4	15	8

Total share-based compensation expense	$10	$6	$21	$11

  Cash Awards

        For both the three and six months ended June 28, 2013, the Company recognized approximately $1 million of compensation expense associated with its cash-settled share-based compensation awards described below. The comparable amount for the three and six months ended June 29, 2012 was de minimis and approximately $3 million, respectively. As of June 28, 2013, the liability and fair value

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

13. Share-Based Compensation (Continued)

of the cash awards were de minimis and $1 million, respectively. As of December 31, 2012, the liability and fair value of the cash awards were $1 million and $3 million, respectively.

        2011 and 2010 Awards.    In February 2011 and March 2010, the Company issued cash incentive awards for executive officers (the "2011 Awards" and "2010 Awards", respectively). Each award is divided into three tranches of equal value with a tranche vesting on each of the first, second and third anniversaries of the agreement date. During the six months ended June 28, 2013, the second tranche of the 2011 Awards and the third tranche of the 2010 Awards vested and were fully paid. Subsequent to the payment of the second tranche, the target aggregate value of the awards granted in 2011 is approximately $1 million, but could range from a minimum value of zero to a maximum value of $1.2 million depending on movement of the Company's stock price during certain determination periods.

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

15. Segment Information

        In the first quarter of 2013, the Company began to manage and report certain components that were previously within its Electronics segment as part of its Chassis Systems segment. As a result, these components were reclassified and are now included within the Company's Chassis Systems segment. As such, the Company has made appropriate adjustments to its segment-related disclosures for 2013, as well as prior periods.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15. Segment Information (Continued)

        The following tables present certain financial information by segment:

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(Dollars in millions)
Sales to external customers:
Chassis Systems	$2,985	$2,769	$5,710	$5,430
Occupant Safety Systems	856	835	1,700	1,734
Electronics	184	175	346	348
Automotive Components	489	460	971	935

Total sales to external customers	$4,514	$4,239	$8,727	$8,447

Intersegment sales:
Chassis Systems	$4	$7	$8	$11
Occupant Safety Systems	33	21	66	39
Electronics	142	135	272	266
Automotive Components	19	23	37	44

Total intersegment sales	$198	$186	$383	$360

Total segment sales:
Chassis Systems	$2,989	$2,776	$5,718	$5,441
Occupant Safety Systems	889	856	1,766	1,773
Electronics	326	310	618	614
Automotive Components	508	483	1,008	979

Total segment sales	$4,712	$4,425	$9,110	$8,807

Earnings before taxes:
Chassis Systems	$246	$204	$412	$390
Occupant Safety Systems	80	70	112	145
Electronics	32	40	58	73
Automotive Components	43	29	88	65

Segment earnings before taxes	401	343	670	673
Corporate expense and other	(17)	(4)	(32)	(1)
Financing costs	(34)	(27)	(64)	(56)
Loss on retirement of debt—net	(5)	—	(5)	(5)
Net earnings attributable to noncontrolling interest, net of tax	12	7	23	16

Earnings before income taxes	$357	$319	$592	$627

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

        As of June 28, 2013, the Company had reserves for environmental matters of $63 million. In addition, the Company has established a receivable from Northrop Grumman Corporation ("Northrop") for a portion of this environmental liability as a result of indemnification provided for in the master purchase agreement between Northrop and an affiliate of Blackstone under which Northrop has agreed to indemnify the Company for 50% of any environmental liabilities associated with the operation or ownership of the Company's automotive business existing at or prior to the acquisition, subject to certain exceptions. The Company believes any liability, in excess of amounts accrued in its financial statements, that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates, will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company's financial position, results of operations or cash expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company's financial statements or the possible effect of compliance with environmental requirements imposed in the future.

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

Antitrust Matters

        Antitrust authorities, including those in the United States and Europe, are investigating possible violations of competition (antitrust) laws by automotive parts suppliers (referred to herein as the "Antitrust Investigations"). The U.S. Department of Justice ("DOJ") initiated an investigation into the Company's Occupant Safety Systems business in June 2011, which was concluded when the court approved a plea agreement between one of the Company's German subsidiaries and the DOJ. The Antitrust Investigation by the European Commission is ongoing. While the duration and outcome of the European Commission's investigation is uncertain, a determination that the Company has violated European competition (antitrust) laws could result in significant penalties which could have a material adverse effect on the Company's financial condition, results of operations and cash flows, as well as its reputation. While the Company cannot estimate the ultimate financial impact resulting from the European investigation, it will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

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

Financial Results

        For the three months ended June 28, 2013:

  •
  Our net sales were $4.5 billion, which represents an increase of 6% compared to the prior year period. The higher level of sales was driven by increased demand for our active and passive safety products and growth in vehicle production in North America and China.

  •
  Operating income was $385 million compared to $337 million in the prior year period. The increase in operating income of $48 million resulted primarily from the positive impact of the higher level of sales, partially offset by planned cost increases to support future growth.

  •
  Net earnings attributable to TRW were $248 million as compared to $220 million in the prior year period. This increase of $28 million was primarily the result of the increase in operating income, partially offset by higher income tax expense.

  •
  During the quarter, we utilized $190 million of cash on hand to repurchase approximately 2.8 million shares of common stock under our share repurchase programs. We also utilized $96 million of cash on hand to optionally repurchase portions of our senior unsecured notes, totaling $91 million in principal amount.

        For the six months ended June 28, 2013:

  •
  Our net sales were $8.7 billion, which represents an increase of 3% compared to the prior year period. Increased demand for our active and passive safety products and growth in vehicle production in North America and China were partially offset by lower vehicle production volumes in Europe.

  •
  Operating income was $638 million compared to $668 million in the prior year period. The decrease in operating income of $30 million resulted primarily from increased restructuring charges, planned cost increases to support future growth and a higher proportion of lower margin business, partially offset by the positive impact of the higher level of sales.

  •
  Net earnings attributable to TRW were $410 million as compared to $426 million in the prior year period. This decrease of $16 million was primarily the result of the decline in operating income, partially offset by lower income tax expense.

Recent Trends and Conditions

        Our business and operating results are directly affected by the relative strength of the global automotive industry, which tends to be driven by macro-economic factors such as consumer confidence, fluctuating commodity and fuel prices and regulatory/governmental initiatives. The primary trends and market conditions impacting our business in 2013 include:

  General Economic Conditions:

          During the first half of 2013, we remained cautiously optimistic as certain of the world's central banks continued easing policies to spur economic growth. In North America, the favorable economic environment suggests the recovery will continue at a modest pace. In Europe, weak consumer demand throughout the entire region has resulted in decreases in vehicle production levels. In China, despite signs the economy is beginning to moderate, the automotive industry continues to expand with automotive suppliers benefiting from increased production levels.

          Although there is evidence in the U.S. economy that the recovery is strengthening, global economic sentiment remains cautious given the ongoing sovereign debt crisis and recessionary conditions in Europe and indications of a slowing economy in China. The global automotive industry remains fragile and susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles.

  Production Levels:

          Global vehicle production levels during the first half of 2013 were essentially flat compared to 2012, as a result of declines in Europe in excess of increased production in the rest of world. Vehicle production levels in North America increased slightly during the first half of 2013 compared to 2012.

          Approximately 43% of our sales originated in Europe during 2012. This region experienced lower production levels in the first half of 2013 compared to 2012, primarily as a result of decreased European consumer demand caused by weak consumer confidence related to the overall economic environment, as well as destocking of inventory as OEMs worked to align production with demand. Despite the slowing rate of decline in demand in the second quarter, signaling the industry may be stabilizing, we anticipate continuing negative economic conditions and normal seasonality within the euro zone to adversely influence vehicle demand and production in the second half of the year.

          Approximately 36% of our sales originated in North America during 2012. Production levels in this region increased slightly in the first half of 2013 compared to 2012. Production growth for the Detroit Three (defined as Chrysler Group LLC, Ford Motor Company, and General Motors Company, combined) was generally consistent with overall production growth within North America in the first half of 2013. In general, our financial results are more closely correlated to the production by the Detroit Three given our higher sales content to these manufacturers.

          Approximately 21% of our sales originated in regions outside of Europe and North America (primarily China, which comprised approximately 13% of total sales) during 2012. In China, production levels were higher in the first half of 2013 compared to the first half of 2012 due to increased consumer demand. We expect growth in production levels for the remainder of 2013 in Asia Pacific, especially in China.

  Product Mix:

          Product mix tends to be influenced by a variety of factors such as gasoline prices, consumer income and wealth and governmental regulations (e.g. fuel economy standards driving higher volumes of small car production). In Europe, demand has historically tended to be toward smaller, more fuel efficient vehicles. In North America, product mix tends to be more correlated to short-term fluctuations in the price of gasoline and consumer sentiment and wealth, thereby causing production to swing between sport utility vehicles/light trucks and more economical passenger cars. For example, recent improvements in the North American housing market led to a higher level of light duty pickup truck production in the first half of 2013. In general, sport utility vehicles and light duty pickup trucks tend to be more profitable for OEMs and suppliers, while smaller, more fuel efficient vehicles tend to be less profitable.

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

  Inflation and Pricing Pressure:

          Overall commodity volatility is an ongoing concern for our business and has been a considerable operational and financial focus for us. As production levels rise, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in such costs. However, when costs increase, it is generally difficult to pass the full extent of such increases for manufactured components and raw materials through to our customers in the form of price increases and, even if passed through to some extent, the recovery is typically on a delayed basis. Given the current environment, we do not expect to experience significant inflationary pricing pressure during 2013.

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

  Foreign Currencies:

          During the first half of 2013, we did not experience a significant impact from foreign currency effects on our reported earnings in U.S. dollars compared to 2012. Further, our operating results will continue to be impacted by our buying, selling and borrowing in currencies other than the functional currency of our operating companies. In order to abate the impact of fluctuations in exchange rates between these currencies and to delay the impact of adverse exchange rate trends, we utilize hedging instruments where appropriate, taking into consideration their cost and effectiveness.

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

        We believe that a continued focus on research, development and engineering activities is also critical to maintaining our leadership position in the industry and meeting our long-term objectives. Further, despite cautious global economic sentiment, we continue our commitment to invest in facilities and infrastructure in order to support new business awards and achieve our long-term growth plans, as evidenced by our expectation of continued increases in capital expenditures throughout 2013.

        We also continue to focus on our growth strategies, cash generation and capital structure improvement, while managing through the near-term industry challenges, such as the recessionary conditions in Europe.

        Although we believe that we have established a firm foundation for ongoing profitability, we continue to evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions and the production plans of our customers. Due to prolonged uncertainties in Europe, we continue to assess our cost base in the region and intend to continue our restructuring efforts, including plant rationalizations, targeted workforce reductions and adjustments to certain of our fixed costs, to align our operations with the existing environment in that region.

        We also regularly evaluate our operations and customer agreements to ensure alignment with our strategic and risk mitigation objectives. As part of this process, we are presently evaluating a supply agreement (the "Agreement") entered into with a major customer pertaining to certain of our North American brake component and assembly operations, which are included within our Chassis Systems segment. Upon completion of our assessment of the benefits, costs and risks associated with this Agreement, we may decide prior to September 15, 2013 to issue a notice to effectuate a "termination," as permitted under the Agreement. If we exercise this right, our exit from this business may result unless we are able to reach acceptable terms for continued supply with the customer. Restructuring and asset impairment charges estimated to be $15 million could be incurred in the second half of 2013. In 2012, these operations had revenues and a net earnings before tax margin of approximately $700 million and 6.5%, respectively.

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

Our Debt and Capital Structure

        During the first half of 2013, we continued to focus on improving the strength and flexibility of our capital structure, resulting in outstanding debt of $1.8 billion and a cash balance of $1.2 billion. In February 2013, we issued $400 million in aggregate principal amount of 4.50% senior unsecured notes due 2021 in a private placement. Net proceeds from the offering were approximately $394 million after deducting debt issue costs. In addition, we reduced our debt by repurchasing $91 million in principal amount of our senior unsecured notes due in 2014 and 2017 in the second quarter of 2013.

        As market conditions warrant, we may, from time to time, repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or otherwise, or we may redeem such debt securities. Further, our 8.875% Senior Notes are redeemable in whole or in part at established redemption prices on or after December 1, 2013, and we may decide to initiate such a redemption.

        In 2012, the Company's board of directors approved a share repurchase program that is intended to offset, on an ongoing basis, the dilution created by our stock incentive plan for up to 1.5 million shares in 2013 and each subsequent year (the "Anti-Dilution Program"). The Company's board of directors also approved in 2012 a share repurchase program to acquire up to $1 billion of our outstanding common stock that extends through December 31, 2014. We are not obligated to repurchase any number of shares or dollar amount under either program, and the specific timing and amount of repurchases will vary based on market and business conditions and other factors. For the six months ended June 28, 2013 we utilized $200 million of cash on hand to repurchase approximately 3.0 million shares of common stock, a portion of which is subject to an additional final share settlement under an accelerated share repurchase ("ASR") program entered into in May 2013.

        See "LIQUIDITY AND CAPITAL RESOURCES" below, Part II, Item 2(c), "Issuer repurchases of equity securities," of this Report and Note 10 and Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for further information.

RESULTS OF OPERATIONS

        The following unaudited consolidated statements of earnings compare the results of operations for the periods presented as follows:

Total Company Results of Operations

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	June 28, 2013	June 29, 2012	Variance
	(Dollars in millions)
Sales	$4,514	$4,239	$275
Cost of sales	3,983	3,763	220

Gross profit	531	476	55
Administrative and selling expenses	143	143	—
Amortization of intangible assets	4	3	1
Restructuring charges and asset impairments	1	2	(1)
Other income—net	(2)	(9)	7

Operating income	385	337	48
Interest expense—net	34	27	7
Loss on retirement of debt—net	5	—	5
Equity in earnings of affiliates, net of tax	(11)	(9)	(2)

Earnings before income taxes	357	319	38
Income tax expense	97	92	5

Net earnings	260	227	33
Less: Net earnings attributable to noncontrolling interest, net of tax	12	7	5

Net earnings attributable to TRW	$248	$220	$28

Comparison of the Three Months Ended June 28, 2013 to the Three Months Ended June 29, 2012

        Sales increased by $275 million, or 6%, for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012. The increase in sales was driven by higher production volume primarily in North America, China and Brazil and increased global module sales, together totaling $251 million, and the favorable impact of foreign currency exchange of $36 million, partially offset by lower sales of $12 million related to a business divested in the third quarter of 2012.

        Changes in both vehicle production levels and our sales, by major geographic region in which we have our most significant sales, as compared to the prior year quarter are presented below:

	Variance
	Vehicle Production(a)	TRW Sales
North America	6%	4%
Europe	1%	3%
China and Brazil	13%	26%

(a)
Source: Primarily IHS Automotive light vehicle production forecast.

        For the three months ended June 28, 2013, the change in TRW sales in North America was generally consistent with the vehicle production change in the region, given the composition of our customers and vehicle platforms. In Europe, sales were positively impacted by foreign currency exchange. Excluding the impact of foreign currency exchange, sales increased 1% in Europe, generally consistent with the vehicle production change in the region. In China and Brazil, the foreign exchange-adjusted increase in our sales was higher than the industry production increase due to a favorable concentration of customers and increased demand for our safety products.

        Cost of sales increased by $220 million, or 6%, for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012. The increase was driven primarily by additional costs associated with increased volume and non-commodity inflation, net of cost reductions, together which totaled $204 million as well as the unfavorable impact of foreign currency exchange of $30 million, partially offset by lower cost of sales of $14 million related to a business divested in the third quarter of 2012. These items resulted in the following variances to the major components within our cost of sales:

(Dollars in millions)
Cost of sales, three months ended June 29, 2012	$3,763
Material	168
Labor and other	48
Depreciation and amortization	4

Cost of sales, three months ended June 28, 2013	$3,983

        Gross profit, as a percentage of sales, for the three months ended June 28, 2013 was 11.8% compared to 11.2% for the three months ended June 29, 2012. This margin improvement was primarily driven by additional cost reductions and the favorable impact of foreign currency exchange, partially offset by costs to support future growth (such as increased engineering and other salary costs), a higher proportion of lower margin business, and higher warranty expense.

        Gross profit increased by $55 million for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012. This increase was primarily driven by the favorable impact of higher volume (net of the proportion of lower margin business) of $54 million, the favorable impact of foreign currency exchange of $6 million and the elimination of a loss from a business divested in the third quarter of 2012 of $2 million, partially offset by increased non-commodity inflation, engineering, and other costs (net of cost reductions) of $7 million.

        Administrative and selling expenses, as a percentage of sales, were 3.2% for the three months ended June 28, 2013 as compared to 3.4% for the three months ended June 29, 2012. There was no change in the total administrative and selling expense as compared to the same period in the prior year. A gain of $2 million recognized as a result of a curtailment of certain retiree medical and other benefits was offset by a net increase in share-based compensation and other expenses of $2 million.

        Restructuring charges and asset impairments were $1 million for the three months ended June 28, 2013 compared to $2 million for the three months ended June 29, 2012, which related to severance and other charges in both periods.

        Other income—net decreased by $7 million for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012. This decrease was primarily due to the unfavorable impact of foreign currency exchange of $15 million, partially offset by the non-recurrence of a $5 million fine recorded for antitrust matters in the prior year period, and increased royalty and grant income of $2 million.

        Interest expense—net increased by $7 million for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012. The increase was primarily a result of increased debt levels, including the issuance of the 4.50% Senior Notes, and reduced interest income.

        Loss on retirement of debt—net was $5 million for the three months ended June 28, 2013. During the three months ended June 28, 2013, we repurchased portions of our senior notes due in 2014 and 2017 totaling $91 million in principal amount and recorded a loss on retirement of debt of $5 million including the write-off of a portion of debt issue costs, discounts and premiums.

        Income tax expense for the three months ended June 28, 2013 was $97 million on pre-tax earnings of $357 million as compared to an income tax expense of $92 million on pre-tax earnings of $319 million for the three months ended June 29, 2012. For both periods, the income tax rate varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits.

Consolidated Statements of Earnings
(Unaudited)

	Six Months Ended
	June 28, 2013	June 29, 2012	Variance
	(Dollars in millions)
Sales	$8,727	$8,447	$280
Cost of sales	7,769	7,497	272

Gross profit	958	950	8
Administrative and selling expenses	281	289	(8)
Amortization of intangible assets	7	6	1
Restructuring charges and asset impairments	38	4	34
Other income—net	(6)	(17)	11

Operating income	638	668	(30)
Interest expense—net	64	56	8
Loss on retirement of debt—net	5	5	—
Equity in earnings of affiliates, net of tax	(23)	(20)	(3)

Earnings before income taxes	592	627	(35)
Income tax expense	159	185	(26)

Net earnings	433	442	(9)
Less: Net earnings attributable to noncontrolling interest, net of tax	23	16	7

Net earnings attributable to TRW	$410	$426	$(16)

Comparison of the Six Months Ended June 28, 2013 to the Six Months Ended June 29, 2012

        Sales increased by $280 million, or 3%, for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012. The increase in sales was driven by higher production volume primarily in North America, China and Brazil (net of lower volume in Europe) and increased global module sales, together totaling $275 million, and the favorable impact of foreign currency exchange of $28 million, partially offset by lower sales of $23 million related to a business divested in the third quarter of 2012.

        Changes in both vehicle production levels and our sales, by major geographic region in which we have our most significant sales, as compared to the prior year period are presented below:

	Variance
	Vehicle Production(a)	TRW Sales
North America	4%	3%
Europe	(4)%	(3)%
China and Brazil	13%	25%

(a)
Source: Primarily IHS Automotive light vehicle production forecast.

        The change in sales in both North America and Europe for the six months ended June 28, 2013 was consistent with the change in vehicle production in the respective regions. In China and Brazil, the increase in our sales was higher than the industry production increase due to a favorable concentration of customers and increased demand for our safety products.

        Cost of sales increased by $272 million, or 4%, for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012. The increase was driven primarily by additional costs associated with increased volume and non-commodity inflation, net of cost reductions, together which totaled $273 million as well as the unfavorable impact of foreign currency exchange of $26 million, partially offset by lower cost of sales of $27 million related to a business divested in the third quarter of 2012. These items resulted in the following variances to the major components within our cost of sales:

(Dollars in millions)
Cost of sales, six months ended June 29, 2012	$7,497
Material	178
Labor and other	90
Depreciation and amortization	4

Cost of sales, six months ended June 28, 2013	$7,769

        Gross profit, as a percentage of sales, for the six months ended June 28, 2013 was 11.0% compared to 11.2% for the six months ended June 29, 2012. This margin contraction was primarily driven by a higher proportion of lower margin business, the increased costs to support growth plans (such as increased engineering and other salary costs), and the non-recurrence of a prior year favorable change in actuarially established recall loss projections due to improved historical claims data.

        Gross profit increased by $8 million for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012. This increase was primarily driven by the favorable impact of higher volume (net of the proportion of lower margin business) of $56 million, the elimination of a loss from a business divested in the third quarter of 2012 of $4 million, and the favorable impact of foreign currency exchange of $2 million. Partially offsetting these favorable items was the unfavorable impact of increased non-commodity inflation, warranty, engineering, and other costs (net of cost reductions) of $38 million and the non-recurrence of a favorable change in actuarially established recall loss projections due to improved historical claims data of $16 million.

        Administrative and selling expenses, as a percentage of sales, were 3.2% for the six months ended June 28, 2013 as compared to 3.4% for the six months ended June 29, 2012. The decrease of $8 million was primarily driven by favorable compensation and other expenses of $8 million, a gain of $6 million recognized as a result of a curtailment of certain retiree medical and other benefits, and lower legal fees for antitrust matters of $2 million. These decreases were partially offset by a net increase in share-based compensation of $8 million.

        Restructuring charges and asset impairments were $38 million for the six months ended June 28, 2013 compared to $4 million for the six months ended June 29, 2012. This increase was driven by higher severance and other charges, primarily related to our continued restructuring efforts in Europe.

        Other income—net decreased by $11 million for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012. This decrease was primarily due to unfavorable impact of foreign currency exchange of $8 million, lower gains on sales of assets and divestures of $2 million, an increase in the provision for bad debts of $2 million, and the non-recurrence of miscellaneous other income of $4 million. These decreases were partially offset by the non-recurrence of a $5 million fine recorded for antitrust matters in the prior year period.

        Interest expense—net increased by $8 million for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012. The increase was primarily a result of increased debt levels, including the issuance of the 4.50% Senior Notes, and reduced interest income.

        Loss on retirement of debt—net was $5 million for each of the six month periods ended June 28, 2013 and June 29, 2012. During the six months ended June 28, 2013 and June 29, 2012, we repurchased portions of our senior unsecured notes due in 2014 and 2017 totaling $91 million and $48 million, respectively, in principal amount and recorded a loss on retirement of debt of $5 million in both respective periods.

        Income tax expense for the six months ended June 28, 2013 was $159 million on pre-tax earnings of $592 million as compared to an income tax expense of $185 million on pre-tax earnings of $627 million for the six months ended June 29, 2012. For the period ended June 28, 2013, the income tax rate varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits as well as a discrete tax benefit recorded related to the enactment of the American Taxpayer Relief Act of 2012. The income tax rate for the period ended June 29, 2012 varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits.

Segment Results of Operations

        In the first quarter of 2013, the Company began to manage and report certain components that were previously within its Electronics segment as part of its Chassis Systems segment. As a result, these components were reclassified and are now included within the Company's Chassis Systems segment. As such, the Company has made appropriate adjustments to its segment-related disclosures for 2013, as well as prior periods.

  Sales, Including Intersegment Sales

	Three Months Ended			Six Months Ended
	June 28, 2013	June 29, 2012	Variance	June 28, 2013	June 29, 2012	Variance
	(Dollars in millions)
Chassis Systems	$2,989	$2,776	$213	$5,718	$5,441	$277
Occupant Safety Systems	889	856	33	1,766	1,773	(7)
Electronics	326	310	16	618	614	4
Automotive Components	508	483	25	1,008	979	29
Intersegment eliminations	(198)	(186)	(12)	(383)	(360)	(23)

Total sales	$4,514	$4,239	$275	$8,727	$8,447	$280

  Cost of Sales

	Three Months Ended			Six Months Ended
	June 28, 2013	June 29, 2012	Variance	June 28, 2013	June 29, 2012	Variance
	(Dollars in millions)
Chassis Systems	$2,676	$2,499	$177	$5,162	$4,912	$250
Occupant Safety Systems	796	774	22	1,599	1,601	(2)
Electronics	291	267	24	554	535	19
Automotive Components	448	433	15	893	876	17
Intersegment eliminations	(198)	(186)	(12)	(383)	(360)	(23)

Segment cost of sales	$4,013	$3,787	$226	$7,825	$7,564	$261

  Earnings Before Taxes

	Three Months Ended			Six Months Ended
	June 28, 2013	June 29, 2012	Variance	June 28, 2013	June 29, 2012	Variance
	(Dollars in millions)
Chassis Systems	$246	$204	$42	$412	$390	$22
Occupant Safety Systems	80	70	10	112	145	(33)
Electronics	32	40	(8)	58	73	(15)
Automotive Components	43	29	14	88	65	23

Segment earnings before taxes	401	343	58	670	673	(3)
Corporate expense and other	(17)	(4)	(13)	(32)	(1)	(31)
Financing costs	(34)	(27)	(7)	(64)	(56)	(8)
Loss on retirement of debt—net	(5)	—	(5)	(5)	(5)	—
Net earnings attributable to noncontrolling interest, net of tax	12	7	5	23	16	7

Earnings before income taxes	$357	$319	$38	$592	$627	$(35)

        Certain income and costs not associated with the current operations of our segments are recorded within Corporate. For example, in cost of sales, we recognize income related to our closed pension plan in the U.K. within Corporate. This plan included hourly employees, substantially all of whom are no longer actively employed by the Company.

        For the three and six months ended June 28, 2013, Corporate-related costs included a $5 million and $8 million unfavorable change, respectively, in share-based compensation expense.

        For the six months ended June 29, 2012, Corporate-related costs included a $16 million favorable change in actuarially established recall loss projections due to improved historical claims data.

  Restructuring Charges and Asset Impairments Included in Earnings Before Taxes

	Three Months Ended			Six Months Ended
	June 28, 2013	June 29, 2012	Variance	June 28, 2013	June 29, 2012	Variance
	(Dollars in millions)
Chassis Systems	$1	$—	$1	$17	$2	$15
Occupant Safety Systems	—	—	—	27	—	27
Electronics	—	—	—	—	—	—
Automotive Components	—	2	(2)	(6)	2	(8)
Corporate	—	—	—	—	—	—

Total restructuring charges and asset impairments	$1	$2	$(1)	$38	$4	$34

Chassis Systems

Comparison of the three months ended June 28, 2013 and June 29, 2012:

        Sales, including intersegment sales, increased by $213 million, or 8%, for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012. This increase was driven primarily by favorable volume of $207 million and the favorable impact of foreign currency exchange of $18 million, partially offset by lower sales of $12 million related to a business divested in the third quarter of 2012.

        Cost of sales increased by $177 million, or 7%, for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012, primarily consisting of higher material costs of $153 million and higher labor and other costs of $24 million. These increases were primarily driven by additional costs associated with higher volume, non-commodity inflation and other costs (net of cost reduction efforts) of $176 million and the unfavorable impact of foreign currency exchange of $15 million, partially offset by lower cost of sales of $14 million related to a business divested in the third quarter of 2012.

        Earnings before taxes, as a percentage of sales, was 8.2% for the three months ended June 28, 2013 compared to 7.3% for the three months ended June 29, 2012. This improvement was primarily driven by cost reduction efforts, partially offset by costs to support future growth (such as increased engineering and other salary costs), a higher proportion of lower margin business, and higher warranty expense.

        Earnings before taxes increased by $42 million for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012. This increase was driven primarily by the favorable profit impact of additional volume (net of a higher proportion of lower margin business) of $39 million, cost reductions in excess of non-commodity inflation, engineering, salary and other costs of $8 million and the elimination of a loss from a business divested in the third quarter of 2012 of $2 million. These increases were partially offset by the unfavorable impact of foreign currency exchange of $6 million and increased restructuring charges of $1 million.

Comparison of the six months ended June 28, 2013 and June 29, 2012:

        Sales, including intersegment sales, increased by $277 million, or 5%, for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012. This increase was driven primarily by favorable volume of $291 million and the favorable impact of foreign currency exchange of $9 million, partially offset by lower sales of $23 million related to businesses divested in the third quarter of 2012.

        Cost of sales increased by $250 million, or 5%, for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012, primarily consisting of higher material costs of $207 million and higher labor and other costs of $43 million. These increases were primarily driven by additional costs associated with higher volume, non-commodity inflation and other costs of $270 million and the unfavorable impact of foreign currency exchange of $7 million, partially offset by lower cost of sales of $27 million related to a business divested in the third quarter of 2012.

        Earnings before taxes, as a percentage of sales, was 7.2% for both six month periods ended June 28, 2013 and June 29, 2012. The margin remained unchanged primarily due to additional cost reductions offset by costs to support future growth (such as increased engineering and other salary costs), a higher proportion of lower margin business, and higher warranty expense.

        Earnings before taxes increased by $22 million for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012. This increase was driven primarily by the favorable profit impact of additional volume (net of a higher proportion of lower margin business) of $51 million, the elimination of a loss from a business divested in the third quarter of 2012 of $4 million, and the favorable impact of foreign currency exchange of $1 million, partially offset by non-commodity inflation, engineering and other costs (net of cost reductions) of $19 million and increased restructuring charges of $15 million.

        Restructuring charges and asset impairments increased by $15 million for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012. This increase was driven by higher severance and other charges, primarily related to our continued restructuring efforts in Europe.

Occupant Safety Systems

Comparison of the three months ended June 28, 2013 and June 29, 2012:

        Sales, including intersegment sales, increased by $33 million, or 4%, for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012. The increase in sales was driven primarily by the favorable impact of higher volume of $41 million and the favorable impact of foreign currency exchange of $14 million, partially offset by price reductions provided to customers of $22 million.

        Cost of sales increased by $22 million, or 3%, for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012, primarily consisting of higher labor and other costs of $14 million, as well as higher material costs of $8 million. These changes were primarily driven by the unfavorable impact of foreign currency exchange of $12 million, as well as higher costs associated with higher vehicle production volumes in excess of cost reduction efforts, which totaled $10 million.

        Earnings before taxes, as a percentage of sales, was 9.0% for the three months ended June 28, 2013 compared to 8.2% for the three months ended June 29, 2012. This improvement was primarily driven by the favorable profit impact of higher volume, and cost reduction efforts.

        Earnings before taxes increased by $10 million for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012. This increase was driven primarily by cost reductions of $30 million and the non-recurrence of a $5 million fine recorded for antitrust matters in the prior year period. These increases were partially offset by price reductions provided to customers of $22 million and the unfavorable profit impact of a higher proportion of lower margin business of $3 million.

Comparison of the six months ended June 28, 2013 and June 29, 2012:

        Sales, including intersegment sales, decreased by $7 million for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012. The decrease in sales was driven primarily by price reductions provided to customers of $47 million, partially offset by higher production volumes of $27 million and the favorable impact of foreign currency exchange of $13 million.

        Cost of sales decreased by $2 million for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012, primarily consisting of lower material costs of $19 million, partially offset by higher labor and other costs of $17 million. These changes were primarily driven by cost reduction efforts in excess of additional costs associated with higher volume, non-commodity inflation and other costs of $17 million, and unfavorable impact of foreign currency exchange of $15 million.

        Earnings before taxes, as a percentage of sales, was 6.3% for the six months ended June 28, 2013 compared to 8.2% for the six months ended June 29, 2012. This contraction was primarily driven by price reductions provided to customers and higher restructuring costs.

        Earnings before taxes decreased by $33 million for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012. This decrease was driven primarily by price reductions provided to customers of $47 million, increased restructuring charges of $27 million, a higher proportion of lower margin business of $9 million, the unfavorable impact of foreign currency exchange of $4 million, partially offset by cost reductions of $49 million and the non-recurrence of a $5 million fine recorded for antitrust matters in the prior year period.

        Restructuring charges and asset impairments increased by $27 million for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012. This increase was driven by higher severance and other charges, primarily related to our continued restructuring efforts in Europe.

Electronics

Comparison of the three months ended June 28, 2013 and June 29, 2012:

        Sales, including intersegment sales, increased by $16 million, or 5%, for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012. This increase was primarily driven by higher volume of $17 million, partially offset by the unfavorable impact of foreign currency exchange of $1 million.

        Cost of sales increased by $24 million, or 9%, for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012, primarily consisting of higher labor and other costs of $15 million and higher material costs of $9 million. These changes were primarily driven by additional costs associated with higher volume, warranty expense, non-commodity inflation and other costs of $18 million and a higher proportion of lower margin business of $7 million, partially offset by the favorable impact of foreign currency exchange of $1 million.

        Earnings before taxes, as a percentage of sales, was 9.8% for the three months ended June 28, 2013 compared to 12.9% for the three months ended June 29, 2012. This contraction was primarily driven by a higher proportion of lower margin business and higher warranty expense.

        Earnings before taxes decreased by $8 million for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012. This decrease was driven primarily by engineering, inflation, and other costs (in excess of cost reductions) of $7 million and a higher proportion of lower margin business (net of the favorable impact of higher volume) of $2 million, partially offset by the favorable impact of foreign currency exchange of $1 million.

Comparison of the six months ended June 28, 2013 and June 29, 2012:

        Sales, including intersegment sales, increased by $4 million, or 1%, for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012. This increase was primarily driven by higher volume of $5 million, partially offset by the unfavorable impact of foreign currency exchange of $1 million.

        Cost of sales increased by $19 million, or 4%, for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012, primarily consisting of higher labor and other costs of $15 million and higher material costs of $4 million. These increases were primarily driven by additional costs associated with higher volume, warranty expense, non-commodity inflation and other costs of $10 million and a higher proportion of lower margin business of $11 million, partially offset by the favorable impact of foreign currency exchange of $2 million.

        Earnings before taxes, as a percentage of sales, was 9.4% for the six months ended June 28, 2013 compared to 11.9% for the six months ended June 29, 2012. This contraction was primarily driven by a higher proportion of lower margin business and higher warranty expense.

        Earnings before taxes decreased by $15 million for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012. This decrease was driven primarily by a higher proportion of lower margin business (net of the favorable profit impact of higher volume) of $8 million and inflation and other costs in excess of cost reductions of $7 million.

Automotive Components

Comparison of the three months ended June 28, 2013 and June 29, 2012:

        Sales, including intersegment sales, increased by $25 million, or 5%, for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012. This increase was primarily driven by higher volume of $19 million, as well as the favorable impact of foreign currency exchange of $6 million.

        Cost of sales increased by $15 million, or 3%, for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012, primarily consisting of higher material costs of $11 million and higher labor and other costs of $4 million. This increase was primarily driven by additional costs associated with higher volume, inflation and other costs (in excess of cost reductions) of $10 million, as well as the unfavorable impact of foreign currency exchange of $5 million.

        Earnings before taxes, as a percentage of sales, was 8.5% for the three months ended June 28, 2013 compared to 6.0% for the three months ended June 29, 2012. This increase was primarily driven by cost reduction efforts, the favorable profit impact of higher volume, and the favorable impact of foreign currency exchange.

        Earnings before taxes increased by $14 million for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012. This increase was driven primarily by higher volume (net of a higher proportion of lower margin business) of $7 million, cost reductions (in excess of non-commodity inflation, engineering, and other costs) of $4 million, lower restructuring costs of $2 million, and the favorable impact of foreign currency exchange of $1 million.

Comparison of the six months ended June 28, 2013 and June 29, 2012:

        Sales, including intersegment sales, increased by $29 million, or 3%, for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012. This increase was primarily driven by higher volume of $21 million, as well as the favorable impact of foreign currency exchange of $8 million.

        Cost of sales increased by $17 million, or 2%, for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012, primarily consisting of higher material costs of $11 million and higher labor and other costs of $6 million. These increases were primarily driven by additional costs associated with higher volume, inflation and other costs of $11 million and the unfavorable impact of foreign currency exchange of $6 million.

        Earnings before taxes, as a percentage of sales, was 8.7% for the six months ended June 28, 2013 compared to 6.6% for the six months ended June 29, 2012. This increase was primarily driven by cost reduction activities and the favorable profit impact of additional volume.

        Earnings before taxes increased by $23 million for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012. This increase was driven primarily by lower restructuring costs of $8 million, the favorable profit impact of higher volume (net of a higher proportion of lower margin business) of $7 million, cost reductions (in excess of inflation, engineering, and other salary costs) of $5 million, and the favorable impact of foreign currency exchange of $3 million.

        Restructuring charges and asset impairments decreased by $8 million for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012. This decrease was primarily due to changes in estimates.

LIQUIDITY AND CAPITAL RESOURCES

        We believe that funds generated from operations, cash on hand and available borrowing capacity will be adequate to fund our liquidity requirements. These requirements, which are significant, generally consist of working capital requirements, company-sponsored research and development programs, capital expenditures, contributions for pensions and postretirement benefits other than pensions, and debt service requirements. In addition, we have been using available funds to reduce debt and to repurchase shares of our common stock under our board approved share repurchase programs. Our current financing plans are intended to provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items may be affected by general economic, industry specific, financial market, competitive, legislative and regulatory factors, including developments related to the ongoing Antitrust Investigations.

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

        As of June 28, 2013, the amount of cash and cash equivalents held by foreign subsidiaries was $795 million. If these funds were needed for our operations in the U.S., we would be required to provide for U.S. federal and state income tax, foreign income tax, and foreign withholding taxes on the funds repatriated. We have already provided for these taxes in accordance with Accounting Standard Codification ("ASC") 740-30-25 "Income Taxes" on a portion of these funds. However, for the remainder of the funds we have not provided for such taxes, as it is our intention that those funds are permanently reinvested outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash Flows

        Operating Activities.    Cash provided by operating activities for the six months ended June 28, 2013 was $93 million as compared to cash provided by operating activities for the six months ended June 29, 2012 of $89 million. This increase of $4 million between the two periods was primarily the result of lower cash outflows of other liabilities including customer pricing and warranty matters, the non-recurrence of employee benefit-related payments of $40 million, which included the payout for certain cash incentive and retention awards for executive officers and vice presidents that vested and were paid during the first quarter of 2012, partially offset by increased working capital requirements of $104 million and lower cash earnings.

        Investing Activities.    Cash used in investing activities for the six months ended June 28, 2013 was $271 million as compared to $190 million for the six months ended June 29, 2012.

        Capital expenditures were $271 million for the six months ended June 28, 2013 as compared to $200 million for the six months ended June 29, 2012. These capital expenditures were primarily related to investing in new facilities, upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $740 million during 2013 on capital expenditures as we continue to invest in strategic growth.

        Financing Activities.    Cash provided by financing activities was $186 million for the six months ended June 28, 2013, as compared to cash used of $164 million for the six months ended June 29, 2012.

        During the six months ended June 28, 2013, we received $394 million of proceeds, net of fees, from the issuance of $400 million in aggregate principal amount of 4.50% senior unsecured notes. Additionally, during the first half of 2013, we used $200 million of cash on hand to repurchase approximately 3.0 million shares of our common stock. We also utilized $96 million of cash on hand to optionally repurchase portions of our senior unsecured notes, totaling $91 million in principal amount.

        During the six months ended June 29, 2012, we used $102 million of cash on hand to repurchase 2.3 million shares of our common stock. Also during the six months ended June 29, 2012, we utilized $53 million of cash on hand to optionally repurchase portions of our senior unsecured notes, totaling $48 million in principal amount.

Other Sources of Liquidity

        Liquidity Facilities.    We may draw down on, and use proceeds from, our revolving credit facility to fund normal working capital needs from month to month in conjunction with available cash on hand. As of June 28, 2013, we had $1.4 billion of availability under our revolving credit facility. This availability reflects no outstanding borrowings.

        On June 28, 2013, our subsidiaries in the Asia Pacific region also had various uncommitted credit facilities, of which $203 million was unutilized. We expect that these additional facilities will be drawn from time to time for normal working capital purposes and to fund capital expenditures in support of planned expansion in Asia Pacific.

        Under normal working capital utilization of liquidity, portions of the amounts drawn under our liquidity facilities typically are paid back throughout the month as cash from customers is received. We could then draw upon such facilities again for working capital purposes in the same or succeeding months.

        The agreement that governs our senior secured revolving credit facility contains a number of covenants, including financial covenants, that would impact our ability to borrow on the facility if not met and restrictive covenants that restrict, among other things and subject to certain exceptions, the ability to incur additional indebtedness, repay or repurchase other indebtedness, repurchase capital stock and pay cash dividends on our common stock. As of June 28, 2013, we were in compliance with all of our financial covenants. Such covenants are described in more detail in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

        See "—Senior Secured Credit Facilities" in Note 10 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our Revolving Credit Facility.

Contractual Obligations and Commitments

        During the six months ended June 28, 2013, there have been no material changes outside the ordinary course of our business to the contractual obligations previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments" except for the repurchase of portions of our senior unsecured notes and the issuance of new senior unsecured notes as described above under "—Cash Flows."

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

CRITICAL ACCOUNTING ESTIMATES

        There have been no significant changes in our critical accounting estimates during the six months ended June 28, 2013.

OUTLOOK

        For the full year 2013, we expect revenue to be in the range of approximately $16.8 billion to $17.0 billion, including third quarter sales of approximately $4.1 billion. These sales figures are based on expected 2013 production levels of 16.1 million units in North America, 18.6 million units in Europe, an increase in production levels in China and our expectations for foreign currency exchange rates.

        In North America, the industry recovery continues to trend in a positive direction with moderate growth. Despite signs of stabilization, in Europe, economic concerns and normal seasonality is expected to negatively impact vehicle production levels in the near-term. While we have implemented near-term, temporary cost containment actions, economic volatility will likely have a negative impact on our profitability, especially in the second half of the year, as we react to varying production levels. Growth in China and Brazil is expected to continue at a moderate pace for the remainder of the year. Considering expected long-term growth within these regions, we continue to invest appropriate levels of capital, engineering and infrastructure to underpin our expansion.

        We continue to evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions and the production plans of our customers. Due to prolonged uncertainties in Europe, we continue to assess our cost base in the region and we intend to continue our restructuring initiatives to align our operations with the existing environment in that region. As a result, we expect to incur restructuring charges of approximately $50 million for the full year, which may include additional plant closures, targeted workforce reductions and adjustments to certain of our fixed costs, primarily in Europe. We believe these efforts are necessary actions in order to preserve our competitiveness and will provide lasting benefit over the long term.

        Further, we are currently evaluating an existing supply agreement with a major customer (the "Agreement") pertaining to certain of our North American brake component and assembly operations, which are included within our Chassis Systems segment. As previously discussed, we may decide to exercise our right to effect a termination of the Agreement, and our exit from this business may result unless we are able to reach acceptable terms for continued supply with the customer. Restructuring and asset impairment charges of $15 million (over and above our full year estimate) could be incurred in the second half of 2013. In 2012, these operations had revenues and a net earnings before tax margin of approximately $700 million and 6.5%, respectively.

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

        There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2012 under "Item 1A. Risk Factors," including: any developments related to antitrust investigations adversely affecting our financial condition, results, cash flows or reputation; economic conditions adversely affecting our business, results or the viability of our supply base; the unsuccessful implementation of our current expansion efforts adversely impacting our business or results; any shortage of supplies causing a production disruption for any customers or us; strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations impacting our results; risks associated with non-U.S. operations, including economic and political uncertainty in some regions, adversely affecting our business, results or financial condition; any inability to protect our intellectual property rights adversely affecting our business or our competitive position; the loss of any of our largest customers or the loss of a significant amount of their business materially adversely affecting us; commodity inflationary pressures adversely affecting our profitability or supply base; pricing pressures from our customers adversely affecting our profitability; costs of product liability, warranty and recall claims and efforts by customers to adversely alter contract terms and conditions concerning warranty and recall participation; costs or adverse effects on our business, reputation or results from governmental regulations; costs or liabilities relating to environmental, health and safety regulations adversely affecting our results; any increase in the expense of our pension and other postretirement benefits or the funding requirements of our pension plans reducing our profitability; work stoppages or other labor issues at our facilities or at the facilities of our customers or those in our supply chain adversely affecting our business, results or financial condition; any disruption in our information technology systems adversely impacting our business and operations; any impairment of a significant amount of our goodwill or other intangible assets adversely affecting our financial condition; and other risks and uncertainties set forth in our Annual Report on Form 10-K, in "—Executive Overview" above and in our other filings with the Securities and Exchange Commission.

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

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934) as of June 28, 2013, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

        Changes in Internal Control over Financial Reporting.    There was no change in the Company's internal controls over financial reporting that occurred during the second fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer repurchases of equity securities

        In its Annual Report on Form 10-K filed on February 16, 2012, the Company announced that its board of directors approved a share repurchase program that is intended to offset, on an ongoing basis, the dilution created by the Company's stock incentive plan for up to 1.5 million shares in 2013 and each subsequent year (the "Anti-Dilution Program"). The Anti-Dilution Program does not have an expiration date. In addition, on October 1, 2012, the Company announced a share repurchase program that had been approved by its board of directors during the third quarter of 2012 to acquire up to $1 billion of the Company's outstanding common stock that extends through December 31, 2014. Both repurchase programs may be modified, suspended or terminated by the board of directors at any time without prior notice. The Company anticipates acquiring the shares under both programs from time to time through open market purchases, block trades, privately negotiated transactions including accelerated share repurchase transactions, other derivative transactions, or otherwise, at such times and in such amounts as Company management deems appropriate, given prevailing financial and market conditions. Repurchases may also be made under trading plan(s) that may be adopted from time to time in accordance with Rule 10b5-1 of the Securities Exchange Act, which would permit the Company to repurchase shares when it might otherwise be precluded from doing so under insider trading laws. However, the Company is not obligated to repurchase any shares under either program.

        In May 2013, the Company entered into an accelerated share repurchase ("ASR") agreement with a third-party financial institution to repurchase the Company's common stock. Pursuant to the ASR agreement, the Company made an up-front payment of $125 million, from cash on hand, to the financial institution and received an initial delivery of approximately 1.7 million shares in the second quarter of 2013. The total number of shares to be ultimately delivered, and therefore the average price paid per share, will be determined at the end of the repurchase period based on the volume weighted average price of the Company's common stock during that period. Under the ASR agreement, the repurchase period ends on July 31, 2013.

        The amounts available for us for share repurchases are restricted by our debt agreements. If our leverage ratio as defined in our senior secured credit facilities is greater than 1.5 to 1.0, our ability to repurchase shares of our common stock is restricted pursuant to a formula based on our consolidated net income. Certain of the indentures governing our outstanding notes also limit our ability to repurchase shares.

        The following table summarizes information relating to purchases of the Company's common stock made by or on behalf of the Company in accordance with both of its publicly announced repurchase programs, including purchases made pursuant to the ASR agreement discussed above, one or more 10b5-1 trading plans and open market purchases, during the second quarter of 2013.

Period(a)	Total Number of Shares Purchased(b)	Average Price Paid Per Share(c)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Max. Number of Shares (or Approx. Dollar Value) that May Yet Be Purchased Under the Plans or Programs(d)
March 30, 2013 to May 3, 2013(e)	1,717,623	$58.06		1,717,623	$785,141,111
May 4, 2013 to May 31, 2013	434,700	61.84		434,700	758,261,135
June 1, 2013 to June 28, 2013	599,905	63.43		599,905	720,210,291

Total	2,752,228	$59.83	(e)	2,752,228	$720,210,291

(a)
Monthly information is presented by reference to the Company's fiscal months during the second quarter of 2013, based upon settlement of each transaction.

(b)
All of the shares indicated were purchased under the Company's publicly announced repurchase programs, which consist of (i) the Anti-Dilution Program that was announced on February 16, 2012 and has no expiration date, pursuant to which up to 1.5 million shares may be repurchased in 2013 and each subsequent year, and (ii) the $1 billion repurchase program announced on October 1, 2012 that extends through December 31, 2014.

(c)
Excluding commissions.

(d)
The dollar values in this column reflect the $125 million up-front payment made under the ASR Agreement, and reflect the approximate dollar value of shares that may yet be purchased under the $1 billion repurchase program. During the three months ended June 28, 2013, the Company reached its 2012 board-authorized limit under the Anti-Dilution Program; however, additional shares may be purchased under the Anti-Dilution Program in 2014 and subsequent years.

(e)
Under the ASR agreement, the Company paid $125 million and received an initial delivery of approximately 1.7 million shares of its common stock in the second quarter of 2013. The average price paid per share reflected in the table for the ASR transaction was based upon the fair market value of the shares on the date the ASR agreement was executed. The total number of shares to be ultimately delivered, and therefore the average price paid per share, will be determined at the end of the repurchase period based on the volume weighted average price of the Company's common stock during that period. See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

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

TRW Automotive Holdings Corp. (Registrant)
Date: July 30, 2013	By:	/s/ JOSEPH S. CANTIE Joseph S. Cantie Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)