Form 10-Q
period 2013-09-27
TRW AUTOMOTIVE HOLDINGS CORP
filed 2013-10-30
CIK 1267097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2013
OR
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

        As of October 23, 2013, the number of shares outstanding of the registrant's Common Stock was 115,353,518.

TRW Automotive Holdings Corp.
Index

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Three Months Ended
	September 27, 2013	September 28, 2012
	(Unaudited)
	(In millions, except per share amounts)
Sales	$4,212	$3,965
Cost of sales	3,762	3,551

Gross profit	450	414
Administrative and selling expenses	148	148
Amortization of intangible assets	3	3
Restructuring charges and asset impairments	5	3
Other (income) expense—net	5	(2)

Operating income	289	262
Interest expense—net	33	26
Loss on retirement of debt—net	—	1
Equity in earnings of affiliates, net of tax	(12)	(9)

Earnings before income taxes	268	244
Income tax expense	62	68

Net earnings	206	176
Less: Net earnings attributable to noncontrolling interest, net of tax	9	13

Net earnings attributable to TRW	$197	$163

Basic earnings per share:
Earnings per share	$1.68	$1.33

Weighted average shares outstanding	117.0	122.1

Diluted earnings per share:
Earnings per share	$1.60	$1.28

Weighted average shares outstanding	124.2	129.3

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Comprehensive Earnings

	Three Months Ended
	September 27, 2013	September 28, 2012
	(Unaudited)
	(Dollars in millions)
Net earnings	$206	$176
Other comprehensive earnings (losses):
Foreign currency translation	70	95
Retirement obligations, net of tax	(5)	(2)
Deferred cash flow hedges, net of tax	16	35

Total other comprehensive earnings	81	128
Comprehensive earnings	287	304
Less: Comprehensive earnings attributable to noncontrolling interest	12	16

Comprehensive earnings attributable to TRW	$275	$288

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Nine Months Ended
	September 27, 2013	September 28, 2012
	(Unaudited)
	(In millions, except per share amounts)
Sales	$12,939	$12,412
Cost of sales	11,531	11,048

Gross profit	1,408	1,364
Administrative and selling expenses	429	437
Amortization of intangible assets	10	9
Restructuring charges and asset impairments	43	7
Other income—net	(1)	(19)

Operating income	927	930
Interest expense—net	97	82
Loss on retirement of debt—net	5	6
Equity in earnings of affiliates, net of tax	(35)	(29)

Earnings before income taxes	860	871
Income tax expense	221	253

Net earnings	639	618
Less: Net earnings attributable to noncontrolling interest, net of tax	32	29

Net earnings attributable to TRW	$607	$589

Basic earnings per share:
Earnings per share	$5.12	$4.80

Weighted average shares outstanding	118.5	122.8

Diluted earnings per share:
Earnings per share	$4.88	$4.58

Weighted average shares outstanding	125.6	130.0

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Comprehensive Earnings

	Nine Months Ended
	September 27, 2013	September 28, 2012
	(Unaudited)
	(Dollars in millions)
Net earnings	$639	$618
Other comprehensive earnings (losses):
Foreign currency translation	(47)	58
Retirement obligations, net of tax	(23)	1
Deferred cash flow hedges, net of tax	(10)	62

Total other comprehensive earnings (losses)	(80)	121
Comprehensive earnings	559	739
Less: Comprehensive earnings attributable to noncontrolling interest	35	29

Comprehensive earnings attributable to TRW	$524	$710

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	September 27, 2013	December 31, 2012
	(Unaudited)
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,013	$1,223
Accounts receivable—net	2,997	2,200
Inventories	1,065	975
Prepaid expenses and other current assets	348	330

Total current assets	5,423	4,728
Property, plant and equipment—net of accumulated depreciation of $4,305 and $4,027, respectively	2,496	2,385
Goodwill	1,758	1,756
Intangible assets—net	284	293
Pension assets	963	823
Other assets	902	872

Total assets	$11,826	$10,857

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$111	$67
Current portion of long-term debt	470	26
Trade accounts payable	2,588	2,423
Accrued compensation	292	254
Other current liabilities	1,222	1,111

Total current liabilities	4,683	3,881
Long-term debt	1,310	1,369
Postretirement benefits other than pensions	432	396
Pension benefits	874	898
Other long-term liabilities	628	544

Total liabilities	7,927	7,088
Commitments and contingencies
Stockholders' equity:
Capital stock	1	1
Paid-in-capital	1,656	1,635
Retained earnings	2,580	2,408
Accumulated other comprehensive losses	(549)	(466)

Total TRW stockholders' equity	3,688	3,578
Noncontrolling interest	211	191

Total equity	3,899	3,769

Total liabilities and equity	$11,826	$10,857

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 27, 2013	September 28, 2012
	(Unaudited)
	(Dollars in millions)
Operating Activities
Net earnings	$639	$618
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	318	307
Net pension and other postretirement benefits income and contributions	(175)	(195)
Loss on retirement of debt—net	5	6
Net gain on sales of assets and divestitures	(1)	(6)
Deferred income taxes	110	112
Other—net	28	3
Changes in assets and liabilities:
Accounts receivable—net	(792)	(309)
Inventories	(91)	(149)
Trade accounts payable	157	1
Prepaid expenses and other assets	(31)	(104)
Other liabilities	73	(39)

Net cash provided by operating activities	240	245
Investing Activities
Capital expenditures, including other intangible assets	(411)	(325)
Net proceeds from asset sales and divestitures	1	12

Net cash used in investing activities	(410)	(313)
Financing Activities
Change in short-term debt	42	(2)
Proceeds from issuance of long-term debt, net of fees	484	2
Fees paid to refinance credit facility	—	(9)
Redemption of long-term debt	(121)	(73)
Proceeds from exercise of stock options	29	9
Repurchase of capital stock	(460)	(102)
Dividends paid to noncontrolling stockholders	(15)	(34)

Net cash used in financing activities	(41)	(209)
Effect of exchange rate changes on cash	1	9

Decrease in cash and cash equivalents	(210)	(268)
Cash and cash equivalents at beginning of period	1,223	1,241

Cash and cash equivalents at end of period	$1,013	$973

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

2. Basis of Presentation

        These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission ("SEC") on February 15, 2013, and the Company's Current Report on Form 8-K filed with the SEC on August 1, 2013.

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

        These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three and nine months ended September 27, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013.

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

        Net earnings attributable to TRW and the weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(In millions, except per share amounts)
Net earnings attributable to TRW	$197	$163	$607	$589
Interest expense on exchangeable notes, net of tax	1	1	3	3
Amortization of discount on exchangeable notes, net of tax	1	2	3	4

Net earnings attributable to TRW for purposes of calculating diluted earnings per share	$199	$166	$613	$596

Basic:
Weighted average shares outstanding	117.0	122.1	118.5	122.8

Basic earnings per share	$1.68	$1.33	$5.12	$4.80

Diluted:
Weighted average shares outstanding	117.0	122.1	118.5	122.8
Effect of dilutive stock options, RSUs and SSARs	1.3	1.3	1.2	1.3
Shares applicable to exchangeable notes	5.9	5.9	5.9	5.9

Diluted weighted average shares outstanding	124.2	129.3	125.6	130.0

Diluted earnings per share	$1.60	$1.28	$4.88	$4.58

        For the three and nine months ended September 27, 2013, approximately 0.4 million and 1.6 million securities, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

        For both the three and nine months ended September 27, 2012, approximately 2.2 million securities were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

        Equity.    The following tables present a rollforward of the changes in equity attributable to TRW shareholders and to the noncontrolling interest.

	Three Months Ended
	September 27, 2013			September 28, 2012
	Total	TRW Shareholders	Noncontrolling Interest	Total	TRW Shareholders	Noncontrolling Interest
	(Dollars in millions)
Beginning balance of equity	$3,853	$3,654	$199	$3,466	$3,269	$197
Net earnings	206	197	9	176	163	13
Other comprehensive earnings	81	78	3	128	125	3
Dividends paid to noncontrolling interest	—	—	—	(19)	—	(19)
Changes related to share-based compensation	19	19	—	7	7	—
Repurchase of capital stock	(260)	(260)	—	—	—	—

Ending balance of equity	$3,899	$3,688	$211	$3,758	$3,564	$194

	Nine Months Ended
	September 27, 2013			September 28, 2012
	Total	TRW Shareholders	Noncontrolling Interest	Total	TRW Shareholders	Noncontrolling Interest
	(Dollars in millions)
Beginning balance of equity	$3,769	$3,578	$191	$3,139	$2,940	$199
Net earnings	639	607	32	618	589	29
Other comprehensive earnings (losses)	(80)	(83)	3	121	121	—
Dividends paid to noncontrolling interest	(15)	—	(15)	(34)	—	(34)
Changes related to share-based compensation	46	46	—	16	16	—
Repurchase of capital stock	(460)	(460)	—	(102)	(102)	—

Ending balance of equity	$3,899	$3,688	$211	$3,758	$3,564	$194

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

        The following tables present changes in accumulated other comprehensive earnings (losses) attributable to TRW by component:

	Three Months Ended September 27, 2013
	Foreign Currency Translation	Retirement Obligations	Deferred Cash Flow Hedges	Total
	(Dollars in millions)
Beginning balance attributable to TRW, net of tax	$(34)	$(577)	$(16)	$(627)
Other comprehensive earnings (losses) before reclassifications, net of tax	67	(10)	16	73
Amounts reclassified from accumulated other comprehensive earnings (losses), net of tax	—	5 (a)	—	5

Other comprehensive earnings (losses), net of tax	67	(5)	16	78

Ending balance attributable to TRW, net of tax	$33	$(582)	$—	$(549)

(a)
Includes actuarial gains of $11 million, reduced by prior service cost of $4 million, net of tax of $2 million.

	Nine Months Ended September 27, 2013
	Foreign Currency Translation	Retirement Obligations	Deferred Cash Flow Hedges	Total
	(Dollars in millions)
Beginning balance attributable to TRW, net of tax	$83	$(559)	$10	$(466)
Other comprehensive losses before reclassifications, net of tax	(50)	(37)	(9)	(96)
Amounts reclassified from accumulated other comprehensive earnings (losses), net of tax	—	14 (b)	(1)	13

Other comprehensive losses, net of tax	(50)	(23)	(10)	(83)

Ending balance attributable to TRW, net of tax	$33	$(582)	$—	$(549)

(b)
Includes actuarial gains of $33 million, reduced by prior service cost of $13 million, net of tax of $6 million.

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

        The following table presents the movement in the product warranty liability for the periods indicated:

	Nine Months Ended
	September 27, 2013	September 28, 2012
	(Dollars in millions)
Beginning balance	$140	$130
Current period accruals, net of changes in estimates	44	41
Used for purposes intended	(30)	(32)
Effects of foreign currency translation	(1)	(1)

Ending balance	$153	$138

        Recently Adopted and Issued Accounting Pronouncements.    There were no new accounting pronouncements adopted or issued during the three month period ended September 27, 2013 that have had or are expected to have a material impact on the Company's financial statements.

3. Inventories

        The major classes of inventory are as follows:

	As of
	September 27, 2013	December 31, 2012
	(Dollars in millions)
Finished products and work in process	$509	$454
Raw materials and supplies	556	521

Total inventories	$1,065	$975

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Goodwill and Intangible Assets (Continued)

        The changes in goodwill for the period are as follows:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Total
	(Dollars in millions)
Balance as of December 31, 2012	$796	$537	$423	$—	$1,756
Allocation of goodwill due to change in segment reporting	275	—	(275)	—	—
Effects of foreign currency translation	—	2	—	—	2

Balance as of September 27, 2013	$1,071	$539	$148	$—	$1,758

Intangible assets

        The following table reflects intangible assets and related accumulated amortization:

	As of September 27, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Customer relationships	$67	$(65)	$2	$67	$(58)	$9
Developed technology and other intangible assets	107	(89)	18	106	(86)	20

Total	174	$(154)	20	173	$(144)	29

Indefinite-lived intangible assets:
Trademarks	264		264	264		264

Total	$438		$284	$437		$293

        The Company expects that ongoing amortization expense will approximate the following:

(Dollars in millions)
Remainder of 2013	$2
Fiscal year 2014	2
2015 and beyond	16

        The expected amortization expense for 2015 and beyond primarily relates to land use rights.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5. Other (Income) Expense—Net

        The following table provides details of other (income) expense—net:

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(Dollars in millions)
Net provision for bad debts	$2	$2	$4	$2
Net gains on sales of assets and divestitures	—	(3)	(1)	(6)
Foreign currency losses	13	5	19	3
Royalty and grant income	(7)	(1)	(13)	(7)
Miscellaneous other income	(3)	(5)	(10)	(11)

Other (income) expense—net	$5	$(2)	$(1)	$(19)

6. Income Taxes

        The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate and records the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

        Income tax expense for the three months ended September 27, 2013 was $62 million on pre-tax earnings of $268 million and income tax expense for the nine months ended September 27, 2013 was $221 million on pre-tax earnings of $860 million. Income tax expense for both the three and nine months ended September 27, 2013 includes a tax benefit of $18 million relating to the enactment of tax legislation and reduction in corporate income tax rates in the United Kingdom. Income tax expense for the nine months ended September 27, 2013 also includes a tax benefit of $12 million relating to the enactment of the American Taxpayer Relief Act of 2012, and a net tax expense of $4 million relating to other matters, resulting in a combined net tax benefit of $26 million for the period. Income tax expense for the three months ended September 28, 2012 was $68 million on pre-tax earnings of $244 million and income tax expense for the nine months ended September 28, 2012 was $253 million on pre-tax earnings of $871 million. Income tax expense for both the three and nine months ended September 28, 2012 includes a tax benefit of $9 million relating to the enactment of tax legislation and reduction in corporate income tax rates in the United Kingdom. For the periods ended September 27, 2013 and September 28, 2012, the income tax rate varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits, as well as the effect of the various items noted above.

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

expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. If operating results improve or deteriorate on a sustained basis, the Company's conclusions regarding the need for a valuation allowance could change, resulting in either the reversal or initial recognition of a valuation allowance in the future, which could have a significant impact on income tax expense in the period recognized and subsequent periods. The U.S. economic recovery and improvement in the North American automotive market, along with improved Company performance, have all had a favorable impact on U.S. operating results. If such performance continues, the Company may be in a position, in future periods, to utilize certain historical foreign tax credits in excess of previous expectations, which could have a significant favorable impact on income tax expense in the period recognized.

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

        On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which retroactively reinstated and extended various tax provisions applicable to the Company, including the research and development tax credit and the look through rules for controlled foreign corporations. The effect of a tax law change, including any retroactive effect, is accounted for in the period of enactment. As a result, the Company recorded a discrete tax benefit of approximately $12 million during the first quarter related to this legislation.

        On July 17, 2013, the United Kingdom—Finance Bill of 2013 received Royal Assent, thereby becoming law as the Finance Act 2013 (the "Act"). The Act provides for a reduction to the corporate income tax rate from 23% to 21% effective April 1, 2014, with a further reduction to 20% effective April 1, 2015. The impact of this tax legislation was recorded as a discrete item during the third quarter, the period of enactment, resulting in a tax benefit of approximately $18 million.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. Pension Plans and Postretirement Benefits Other Than Pensions

  Pension Plans

        The following tables provide the components of net pension (income) cost for the Company's defined benefit pension plans:

	Three Months Ended
	September 27, 2013			September 28, 2012
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Service cost	$1	$—	$6	$1	$—	$4
Interest cost on projected benefit obligations	10	46	9	15	53	9
Expected return on plan assets	(15)	(77)	(5)	(20)	(81)	(5)
Amortization	7	—	4	5	—	3
Settlement	—	—	(1)	2	—	—

Net pension (income) cost	$3	$(31)	$13	$3	$(28)	$11

	Nine Months Ended
	September 27, 2013			September 28, 2012
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Service cost	$2	$—	$17	$3	$—	$14
Interest cost on projected benefit obligations	31	140	27	45	160	28
Expected return on plan assets	(44)	(233)	(15)	(60)	(244)	(15)
Amortization	20	—	14	15	—	7
Settlement	—	—	(1)	2	—	—

Net pension (income) cost	$9	$(93)	$42	$5	$(84)	$34

        The Company has offered voluntary lump sum payment opportunities to certain of its U.S. employees. These voluntary lump sum payments are expected to be accounted for and paid during the fourth quarter of 2013, and will be funded with pension plan assets when paid. While the Company expects to incur a settlement loss in conjunction with the payments, the amount cannot be determined at this time.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. Pension Plans and Postretirement Benefits Other Than Pensions (Continued)

  Postretirement Benefits Other Than Pensions ("OPEB")

        The following tables provide the components of net OPEB (income) cost for the Company's plans:

	Three Months Ended
	September 27, 2013		September 28, 2012
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Service	$1	$—	$1	$(1)
Interest cost on projected benefit obligations	3	1	4	2
Amortization	(3)	(1)	(6)	(1)
Settlement	(1)	—	—	—

Net OPEB income	$—	$—	$(1)	$—

	Nine Months Ended
	September 27, 2013		September 28, 2012
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Service cost	$1	$—	$1	$—
Interest cost on projected benefit obligations	10	3	12	4
Amortization	(10)	(3)	(16)	(4)
Settlement	(7)	—	—	—

Net OPEB (income) cost	$(6)	$—	$(3)	$—

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

  Items Measured at Fair Value on a Recurring Basis

        The fair value measurements for assets and liabilities recognized in the Company's consolidated balance sheets are as follows:

	As of
	September 27, 2013			December 31, 2012
	Carrying Value	Fair Value	Measurement Approach	Carrying Value	Fair Value
	(Dollars in millions)
Foreign currency exchange contracts—current assets	$13	$13	Level 2	$16	$16
Foreign currency exchange contracts—noncurrent assets	2	2	Level 2	9	9
Short-term debt, fixed and floating rate	111	111	Level 2	67	67
Fixed rate long-term debt	1,780	2,128	Level 2	1,395	1,677
Foreign currency exchange contracts—current liability	2	2	Level 2	—	—
Interest rate swap contracts—noncurrent liability	—	—	Level 2	1	1

        The carrying value of short-term debt approximates fair value because of the short term nature of these instruments.

        The fair value of long-term debt was determined primarily from quoted market prices, as provided by participants in the secondary marketplace. For long-term debt without a quoted market price, the Company estimates the fair value using discounted cash flow models with market based borrowing rates for similar types of arrangements. Upon issuance of the Company's exchangeable notes, a debt discount was recognized as a decrease in debt and an increase in equity. Accordingly, the Company's fair value and carrying value of long-term fixed rate debt as of September 27, 2013 is net of the unamortized discount of $18 million.

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Fair Value Measurements (Continued)

        There were no changes in the Company's valuation techniques during the nine months ended September 27, 2013.

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

        As of September 27, 2013, the Company had a notional value of $2.4 billion in foreign exchange contracts outstanding. These foreign exchange contracts mature at various dates through August 2016. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument.

        As of September 27, 2013, the Company had two offsetting interest rate swap agreements outstanding, each with a notional value of $25 million. The Company's exposure to interest rate risk arises primarily from changes in LIBOR.

        Derivative Instruments.    The fair values of the Company's derivative instruments as of September 27, 2013 and December 31, 2012 was $34 million and $40 million, respectively, in the asset position, and $21 million and $16 million, respectively, in the liability position. These amounts consist of interest rate contracts, foreign currency exchange contracts, and commodity contracts, none of which are individually significant.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Financial Instruments (Continued)

        Cash Flow Hedges.    For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $2 million of gains, net of tax, which are included in OCI are expected to be reclassified into earnings in the next twelve months.

        For the three and nine months ended September 27, 2013, the effective portion of the gains and losses on derivatives designated as cash flow hedges and recognized in OCI was a gain of $22 million and a loss of $11 million, respectively, all of which was related to foreign currency exchange contracts. The effective portion of gains and losses on cash flow hedges reclassified from OCI into the statement of earnings for the three and nine months ended September 27, 2013 was de minimis and a gain of $1 million, respectively, and was included in various line items on the statement of earnings.

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

        Gains or losses recognized in income related to hedge ineffectiveness for each of the three and nine month periods ended September 27, 2013 and September 28, 2012 were not significant.

        Fair Value Hedges.    For any derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the underlying hedged item is recognized in current earnings. For the three and nine months ended September 27, 2013 and September 28, 2012, the Company had no fair value hedges outstanding.

        Undesignated Derivatives.    For the three and nine months ended September 27, 2013, the gains and losses recognized in other (income) expense-net were de minimis and a loss of $3 million, respectively, for derivative instruments not designated as hedging instruments. For the three and nine months ended September 28, 2012, the Company recognized gains of $5 million and $15 million, respectively, in other (income) expense—net for derivative instruments not designated as hedging instruments.

        Credit-Risk-Related Contingent Features.    The Company has entered into International Swaps and Derivatives Association ("ISDA") agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of September 27, 2013, the Company had not posted any collateral to support its derivatives in a liability position.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Financial Instruments (Continued)

Offsetting of Derivative Assets and Liabilities

        The following table reflects the offsetting of derivative assets and liabilities:

	As of September 27, 2013			As of December 31, 2012
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
	(Dollars in millions)
Derivative Assets:
Foreign Currency	$34	$(19)	$15	$40	$(15)	$25
Derivative Liabilities:
Interest Rate Contracts	—	—	—	1	—	1
Foreign Currency	21	(19)	2	15	(15)	—

10. Debt

        Total outstanding debt of the Company consisted of the following:

	As of
	September 27, 2013	December 31, 2012
	(Dollars in millions)
Short-term debt	$111	$67

Long-term debt:
6.375% Senior notes, due 2014	$229	$224
7.00% Senior notes, due 2014	233	309
7.25% Senior notes, due 2017	446	448
8.875% Senior notes, due 2017	205	219
4.50% Senior notes, due 2021	400	—
Exchangeable senior notes, due 2015	155	150
Revolving credit facility	—	—
Capitalized leases	18	13
Other borrowings	94	32

Total long-term debt	1,780	1,395
Less current portion	470	26

Long-term debt, net of current portion	$1,310	$1,369

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

        Senior Note Repurchases.    During the nine months ended September 27, 2013, the Company repurchased portions of its senior unsecured notes due in 2014 and 2017 totaling approximately $91 million in principal amount and recorded a loss on retirement of debt of $5 million. During the nine months ended September 28, 2012, the Company repurchased portions of its senior notes totaling approximately $48 million in principal amount and recorded a loss on retirement of debt of $5 million.

Exchangeable Senior Notes

        In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015 (the "Exchangeable Senior Notes") in a private placement. Prior to September 1, 2015, the notes are exchangeable only upon specified events or conditions being met and, thereafter, at any time. One condition, the sales price condition (described below), was met as of September 27, 2013, and as such, the notes are exchangeable in the fourth quarter of 2013. They will remain exchangeable in subsequent quarters if the sale price condition continues to be met, which occurs if the last reported sale price of the Company's common stock for at least 20 of the last 30 trading days of the immediately preceding quarter is greater than 130% of the applicable exchange price. The initial exchange rate is 33.8392 shares of the Company's common stock per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.55 per share of common stock), subject to adjustment. Upon exchange, the Company's exchange obligation may be settled, at its option, in shares of its stock, cash or a combination of cash and shares of its stock. Interest is payable on June 1 and December 1 of each year. The Exchangeable Senior Notes will mature on December 1, 2015, unless earlier exchanged, repurchased by the Company at the holder's option upon a fundamental change, or redeemed by the Company after December 6, 2013, at the Company's option if certain conditions are met.

        The Exchangeable Senior Notes were recorded with a debt discount which decreased debt and increased paid-in-capital in order to separate the liability and embedded equity components. The debt component will accrete up to the principal amount to effectively yield 9.0% over the term of the debt. The debt discount as of September 27, 2013 and December 31, 2012 was $18 million and $24 million, respectively. The total interest expense recognized for the three and nine months ended September 27, 2013 was approximately $3 million and $10 million, respectively, including $2 million and $5 million in each respective period relating to the stated coupon rate. The total interest expense recognized for the three and nine months ended September 28, 2012 was approximately $4 million and $10 million,

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Debt (Continued)

respectively, including $2 million and $5 million in each respective period relating to the stated coupon rate.

        Subsequent Event.    After September 27, 2013, Exchangeable Senior Notes in principal amount of approximately $26 million were exchanged by holders for 879,982 shares of Company stock (see Note 12).

Senior Credit Facilities

        The Company's Eighth Amended and Restated Credit Agreement dated September 28, 2012 (the "Eighth Credit Agreement") provides for senior credit facilities consisting of (i) a revolving credit facility in the amount of $1.4 billion which matures in September 2017, subject to certain liquidity conditions being met in October 2016 and July 2017 (the "Revolving Credit Facility"), and (ii) additional availability which may be used in the future for one or more term loans or additional revolving facilities (together with the Revolving Credit Facility, the "Facilities").

        The commitment fee and the applicable margin for borrowing on the Revolving Credit Facility are subject to a ratings-based grid. The applicable margin in effect as of September 27, 2013 was 0.75% with respect to base rate borrowings and 1.75% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.30%.

        The Company received an investment grade corporate credit rating with a stable outlook from Standard & Poor's Rating Services in the third quarter of 2013. Due to such investment grade rating, under the terms of the Revolving Credit Facility, the Company gave notice which automatically released the collateral securing the obligations under the facility. The Company may be required to reinstate the released collateral if the Company no longer has an investment grade corporate credit rating with a stable outlook from at least one of the required rating agencies. Obligations under the Facilities remain guaranteed on an unsecured basis by substantially all existing and future wholly-owned domestic subsidiaries of the Company. In addition, foreign borrowings under the Revolving Credit Facility remain guaranteed by the foreign borrowers.

Debt Repurchases

        As market conditions warrant, the Company may, from time to time, repurchase debt securities, including exchangeable debt securities, issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or by other means, or the Company may redeem such debt securities.

Other Borrowings

        The Company has borrowings under uncommitted credit agreements in many of the countries in which it operates. The borrowings are from various domestic and international banks at quoted market interest rates.

11. Restructuring Charges and Asset Impairments

        The Company incurred restructuring charges for severance and other charges as part of its ongoing efforts to better align its cost structure with global automotive market conditions. For the three months

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Restructuring Charges and Asset Impairments (Continued)

ended September 27, 2013, the Occupant Safety Systems segment incurred $2 million of severance and other charges. For the nine months ended September 27, 2013, the Chassis Systems segment and Occupant Safety Systems segment incurred $17 million and $29 million, respectively, of severance and other charges, while the Automotive Components segment recorded $6 million of income related to changes in estimates.

        For the three and nine months ended September 27, 2013, the Chassis Systems segment incurred $3 million of other asset impairments related to the write-down of certain machinery and equipment to fair value based on estimated future cash flows.

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

Restructuring Reserves

        The following table illustrates the movement of the restructuring reserves for severance and other charges, including reserves related to severance-related postemployment benefits for both periods presented:

	Nine Months Ended
	September 27, 2013	September 28, 2012
	(Dollars in millions)
Beginning balance	$121	$59
Current period accruals, net of changes in estimates	40	4
Used for purposes intended	(64)	(17)
Effects of foreign currency translation	3	—

Ending balance	$100	$46

        Of the $100 million restructuring reserves as of September 27, 2013, approximately $40 million to $45 million is expected to be paid in the remainder of 2013. The remaining balance is expected to be paid in 2014 to 2015 and is comprised primarily of involuntary employee termination arrangements in Europe.

12. Capital Stock

        The Company's authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the "Common Stock"), of which 114,452,986 shares were issued and outstanding as of September 27, 2013 (net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the Company's stock-based compensation plan); and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. Capital Stock (Continued)

        From time to time, capital stock is issued in conjunction with the exercise of stock options and SSARs and the vesting of RSUs issued as part of the Company's stock incentive plan (see Note 13).

        Share Repurchase Programs.    On February 16, 2012, the Company announced that its board of directors approved a share repurchase program that is intended to offset, on an ongoing basis, the dilution created by the Company's stock incentive plan (the "Anti-Dilution Program"). In addition, on October 1, 2012, the Company announced a share repurchase program that had been approved by its board of directors during the third quarter of 2012 to acquire up to $1 billion of the Company's outstanding common stock that extends through December 31, 2014. On October 29, 2013, the Company announced that its board of directors had increased the amount of shares authorized to be repurchased under this program by an additional $1 billion, bringing the total repurchase authorization thereunder to $2 billion, and extended the program through December 31, 2016.

        In May 2013, the Company entered into an accelerated share repurchase ("ASR") agreement with a third-party financial institution to repurchase the Company's common stock. Under the ASR agreement, the Company made an up-front payment of $125 million and received an initial delivery of approximately 1.7 million shares in the second quarter of 2013. The agreement was settled in the third quarter of 2013, and the Company received final delivery of an additional 205,965 shares, resulting in a weighted-average price per share of $64.98 for the ASR.

        In September 2013, the Company entered into a separate ASR agreement with a third-party financial institution to repurchase the Company's common stock. Under this ASR agreement, the Company made an up-front payment of $125 million and received an initial delivery of approximately 1.4 million shares in the third quarter of 2013. The total number of shares to be ultimately delivered, and therefore the average price paid per share, will be determined at the end of the repurchase period based on the volume weighted average price of the Company's common stock during that period. The September ASR will be completed during the fourth quarter of 2013.

        During the three and nine months ended September 27, 2013, the Company repurchased under a variety of different methods, including the ASR programs discussed above, 3,525,988 shares and 6,476,816 shares, respectively, of its common stock for a total of $260 million and $460 million, respectively. During the nine months ended September 27, 2013, the Company reached its 2013 board authorized limit under the Anti-Dilution Program to repurchase 1.5 million shares of its common stock; however, additional shares may be purchased under the program in subsequent years.

        Subsequent Event.    After September 27, 2013, Exchangeable Senior Notes in principal amount of approximately $26 million were exchanged by holders for 879,982 shares of Company stock (see Note 10).

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

        As of September 27, 2013, the Company had 4,541,450 shares of Common Stock available for issuance under the 2012 Plan. In addition, 475,664 stock options, 3,133,453 SSARs, 812,977 nonvested RSUs and 15,300 nonvested PSUs were outstanding as of September 27, 2013. All of the SSARs and substantially all of the stock options have an 8-year term and vest ratably over three years, all the RSUs vest ratably over three years and a majority of the PSUs cliff vest after three years. As a result of changes to retirement eligibility provisions for awards granted in 2013, the Company applies a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting.

        Share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(Dollars in millions)
Stock options and SSARs	$3	$1	$9	$4
RSUs	6	4	21	12

Total share-based compensation expense	$9	$5	$30	$16

  Cash Awards

        For the three and nine months ended September 27, 2013, the Company recognized compensation expense of de minimis and approximately $1 million, respectively, associated with its cash-settled share-based compensation awards. For the three and nine months ended September 28, 2012, the Company recognized compensation expense associated with its cash-settled share-based compensation awards of approximately $1 million and $4 million, respectively. As of September 27, 2013, both the liability and fair value of the cash awards was $1 million. As of December 31, 2012, the liability and fair value of the cash awards were $1 million and $3 million, respectively.

        2011 and 2010 Awards.    In February 2011 and March 2010, the Company issued cash incentive awards for executive officers (the "2011 Awards" and "2010 Awards", respectively). Each award is divided into three tranches of equal value with a tranche vesting on each of the first, second and third anniversaries of the agreement date. During the nine months ended September 27, 2013, the second tranche of the 2011 Awards and the third tranche of the 2010 Awards vested and were fully paid. Subsequent to the payment of the second tranche, the target aggregate value of the awards granted in 2011 is approximately $1 million, but could range from a minimum value of zero to a maximum value of $1.2 million depending on movement of the Company's stock price during certain determination periods.

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

14. Related Party Transactions

        Secondary Offerings.    In February and August of 2013, Automotive Investors LLC ("AI LLC"), an affiliate of The Blackstone Group L.P. ("Blackstone"), and certain management stockholders sold 10 million and 10.9 million shares, respectively, of the Company's common stock in underwritten registered public offerings (the "Offerings") pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on August 10, 2012. The Company did not receive any proceeds from the Offerings, nor did its number of shares outstanding materially change. The Company incurred expenses totaling less than $1 million in connection with these Offerings. As a result of the Offerings, AI LLC and Blackstone no longer hold any ownership interest in the Company.

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15. Segment Information (Continued)

        The following tables present certain financial information by segment:

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(Dollars in millions)
Sales to external customers:
Chassis Systems	$2,802	$2,615	$8,512	$8,045
Occupant Safety Systems	785	770	2,485	2,504
Electronics	172	154	518	502
Automotive Components	453	426	1,424	1,361

Total sales to external customers	$4,212	$3,965	$12,939	$12,412

Intersegment sales:
Chassis Systems	$4	$4	$12	$15
Occupant Safety Systems	32	23	98	62
Electronics	134	127	406	393
Automotive Components	18	19	55	63

Total intersegment sales	$188	$173	$571	$533

Total segment sales:
Chassis Systems	$2,806	$2,619	$8,524	$8,060
Occupant Safety Systems	817	793	2,583	2,566
Electronics	306	281	924	895
Automotive Components	471	445	1,479	1,424

Total segment sales	$4,400	$4,138	$13,510	$12,945

Earnings before taxes:
Chassis Systems	$188	$170	$600	$560
Occupant Safety Systems	63	56	175	201
Electronics	28	28	86	101
Automotive Components	31	23	119	88

Segment earnings before taxes	310	277	980	950
Corporate expense and other	(18)	(19)	(50)	(20)
Financing costs	(33)	(26)	(97)	(82)
Loss on retirement of debt—net	—	(1)	(5)	(6)
Net earnings attributable to noncontrolling interest, net of tax	9	13	32	29

Earnings before income taxes	$268	$244	$860	$871

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

        As of September 27, 2013, the Company had reserves for environmental matters of $69 million. In addition, the Company has established a receivable from Northrop Grumman Corporation ("Northrop") for a portion of this environmental liability as a result of indemnification provided for in the master purchase agreement between Northrop and an affiliate of Blackstone under which Northrop has agreed to indemnify the Company for 50% of any environmental liabilities associated with the operation or ownership of the Company's automotive business existing at or prior to the acquisition, subject to certain exceptions. The Company believes any liability, in excess of amounts accrued in its financial statements, that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates, will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company's financial position, results of operations or cash expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company's financial statements or the possible effect of compliance with environmental requirements imposed in the future.

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

        The Company has been named as a defendant in purported class action lawsuits filed on various dates from June 2012 through July 2013, which are now pending in the United States District Court for the Eastern District of Michigan and in various courts in Canada on behalf of vehicle purchasers, lessors and dealers, alleging that the Company and certain of its competitors conspired to fix and raise prices for Occupant Safety Systems products. The Company intends to defend these cases vigorously. Management believes that the ultimate resolution of these cases will not have a material adverse effect on the Company's consolidated financial statements as a whole.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on February 15, 2013 and August 1, 2013, respectively, and the other information included herein. References in this quarterly report on Form 10-Q (this "Report") to "we," "our," or the "Company" refer to TRW Automotive Holdings Corp., together with its subsidiaries.

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

Financial Results

        For the three months ended September 27, 2013:

  •
  Our net sales were $4.2 billion, which represents an increase of 6% compared to the prior year period. The higher level of sales was driven by increased demand for our active and passive safety products and growth in vehicle production in North America and China and the positive effects of foreign currency exchange.

  •
  Operating income was $289 million compared to $262 million in the prior year period. The increase in operating income of $27 million resulted primarily from the positive impact of the higher level of sales, partially offset by planned cost increases to support future growth.

  •
  Net earnings attributable to TRW were $197 million as compared to $163 million in the prior year period. This increase of $34 million was primarily the result of the increase in operating income and lower income tax expense, partially offset by an increase in interest expense.

  •
  During the quarter, we utilized $260 million of cash on hand to repurchase approximately 3.5 million shares of common stock under our share repurchase program.

        For the nine months ended September 27, 2013:

  •
  Our net sales were $12.9 billion, which represents an increase of 4% compared to the prior year period. The higher level of sales was driven by increased demand for our active and passive safety products and growth in vehicle production in North America and China, partially offset by lower vehicle production in Europe.

  •
  Operating income was $927 million compared to $930 million in the prior year period. The positive impact from the higher level of sales was more than offset by increased restructuring charges, planned cost increases to support future growth and a higher proportion of lower margin business.

  •
  Net earnings attributable to TRW were $607 million as compared to $589 million in the prior year period. This increase of $18 million was primarily the result of lower income tax expense, partially offset by an increase in interest expense.

  •
  For the nine month period, we utilized $460 million of cash on hand to repurchase approximately 6.5 million shares of common stock under our share repurchase programs. We also utilized $96 million of cash on hand to optionally repurchase portions of our senior unsecured notes, totaling $91 million in principal amount.

Recent Trends and Conditions

        Our business and operating results are directly affected by the relative strength of the global automotive industry, which tends to be driven by macro-economic factors such as consumer confidence, fluctuating commodity and fuel prices and regulatory/governmental initiatives. The primary trends and market conditions impacting our business in 2013 include:

  General Economic Conditions:

          During the first nine months of 2013, we remained cautiously optimistic as certain of the world's central banks continued easing policies to spur economic growth. In North America, the favorable economic environment suggests the recovery will continue at a modest pace. In Europe, despite signs of stabilization, consumer demand remains weak. In China, although the pace of economic growth has moderated, the automotive industry continues to expand with automotive suppliers benefiting from increased production levels.

          Although there is evidence in the U.S. economy that the recovery is strengthening, global economic sentiment remains cautious given the continuing sovereign debt concerns and related austerity measures and the overall weak economy in Europe, as well as the slowing pace of economic growth in China. The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles, such as the ongoing U.S. government fiscal policy issues.

  Production Levels:

          Vehicle production levels in North America and China during the first nine months of 2013 continued on a positive trend, while declines in Europe continued.

          Approximately 43% of our sales originated in Europe during 2012. This region experienced lower production levels in the first nine months of 2013 compared to 2012, primarily as a result of decreased European consumer demand caused by weak consumer confidence related to the overall economic environment. After a significant decline in vehicle production earlier in the year, signs of stabilization that emerged during the second quarter continued into the third quarter. We anticipate vehicle production will continue to stabilize in the fourth quarter.

          Approximately 36% of our sales originated in North America during 2012. Production levels in this region increased slightly in the first nine months of 2013 compared to 2012. We expect continued growth in production levels for the remainder of 2013 in North America.

          Approximately 21% of our sales originated in regions outside of Europe and North America (primarily China, which comprised approximately 13% of total sales) during 2012. In China, production levels were higher in the first nine months of 2013 compared to the first nine months of 2012 due to increased consumer demand. We expect growth in production levels for the remainder of 2013 in Asia Pacific, especially in China.

  Product Mix:

          Product mix tends to be influenced by a variety of factors such as gasoline prices, consumer income and wealth and governmental regulations (e.g. fuel economy standards driving higher volumes of small car production). In Europe, demand has historically tended to be toward smaller, more fuel efficient vehicles. In North America, product mix tends to be more correlated to short-term fluctuations in the price of gasoline and consumer sentiment and wealth, thereby causing production to swing between sport utility vehicles/light trucks and more economical passenger cars. Recent improvements in the North American housing market have led to a higher level of light duty pickup truck production in the first nine months of 2013. In general, sport utility vehicles and light duty pickup trucks tend to be more profitable for OEMs and suppliers, while smaller, more fuel efficient vehicles tend to be less profitable.

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

  Foreign Currencies:

          During the first nine months of 2013, we experienced a negative impact from foreign currency effects on our reported earnings in U.S. dollars compared to 2012. Further, our operating results will continue to be impacted by our buying, selling and borrowing in currencies other than the functional currency of our operating companies. In order to abate the impact of fluctuations in exchange rates between these currencies and to delay the impact of adverse exchange rate trends, we utilize hedging instruments where appropriate, taking into consideration their cost and effectiveness.

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

        We also continue to focus on our growth strategies, cash generation and capital structure improvement, while managing through the near-term industry challenges, such as the weak economic conditions in Europe.

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

        We also regularly evaluate our operations and customer agreements to ensure alignment with our strategic and risk mitigation objectives. As part of this process, we have been evaluating a supply agreement (the "Agreement") entered into with a major customer pertaining to certain of our North American brake component and assembly operations, which are included within our Chassis Systems segment. Based on our assessment of the benefits, costs and risks going forward, on September 13, 2013 we issued a notice to effectuate a "termination" of that Agreement. Under the terms of the Agreement, the notice triggered a 90 day consultation period for the parties. The Company has concerns that it may not reach agreement with the customer on acceptable terms for continued supply by the end of this period, and thus this business may be terminated. Restructuring and asset impairment charges estimated to be $15 million could be incurred in the fourth quarter of 2013. In 2012, the operations under the Agreement had revenues and a net earnings before tax margin of approximately $700 million and 6.5%, respectively.

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

Our Debt and Capital Structure

        During the first nine months of 2013, we continued to focus on improving the strength, flexibility, and efficiency of our capital structure, resulting in outstanding debt of $1.9 billion and a cash balance of $1.0 billion. In February 2013, we issued $400 million in aggregate principal amount of 4.50% senior unsecured notes due 2021 in a private placement. Net proceeds from the offering were approximately $394 million after deducting debt issue costs. In addition, we reduced our debt by repurchasing $91 million in principal amount of our senior unsecured notes due in 2014 and 2017 during the first nine months of 2013.

        As market conditions warrant, we may, from time to time, repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or otherwise, or we may redeem such debt securities. Further, our 8.875% Senior Notes are redeemable in whole or in part at established redemption prices on or after December 1, 2013 and we intend to initiate such a redemption.

        In 2012, the Company's board of directors approved a share repurchase program that is intended to offset, on an ongoing basis, the dilution created by our stock incentive plan for up to 1.5 million shares in 2013 and each subsequent year (the "Anti-Dilution Program"). The Company's board of directors also approved in 2012 a share repurchase program to acquire up to $1 billion of our outstanding common stock through December 31, 2014. As discussed in Part II, Item 5 "Other Information," on October 29, 2013, the Company announced that its board of directors had increased the amount of shares authorized to be repurchased under this program by an additional $1 billion, bringing the total repurchase authorization thereunder to $2 billion, and extended the program through December 31, 2016. We are not obligated to repurchase any number of shares or dollar amount under either program, and the specific timing and amount of repurchases will vary based on market and business conditions and other factors. For the nine months ended September 27, 2013 we utilized $460 million of cash on hand to repurchase approximately 6.5 million shares of common stock, a portion of which remains subject to an additional final share settlement under an accelerated share repurchase ("ASR") program entered into in September 2013.

        See "LIQUIDITY AND CAPITAL RESOURCES" below, Part II, Item 2(c), "Issuer repurchases of equity securities," of this Report and Part II, Item 5 "Other Information," as well as Note 10 and Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for further information.

RESULTS OF OPERATIONS

        The following unaudited consolidated statements of earnings compare the results of operations for the periods presented as follows:

Total Company Results of Operations

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	September 27, 2013	September 28, 2012	Variance
	(Dollars in millions)
Sales	$4,212	$3,965	$247
Cost of sales	3,762	3,551	211

Gross profit	450	414	36
Administrative and selling expenses	148	148	—
Amortization of intangible assets	3	3	—
Restructuring charges and asset impairments	5	3	2
Other (income) expense—net	5	(2)	7

Operating income	289	262	27
Interest expense—net	33	26	7
Loss on retirement of debt—net	—	1	(1)
Equity in earnings of affiliates, net of tax	(12)	(9)	(3)

Earnings before income taxes	268	244	24
Income tax expense	62	68	(6)

Net earnings	206	176	30
Less: Net earnings attributable to noncontrolling interest, net of tax	9	13	(4)

Net earnings attributable to TRW	$197	$163	$34

Comparison of the Three Months Ended September 27, 2013 to the Three Months Ended September 28, 2012

        Sales increased by $247 million, or 6%, for the three months ended September 27, 2013 as compared to the three months ended September 28, 2012. The increase in sales was driven by higher production volume primarily in North America, China and Brazil, and increased demand for our active and passive safety products, together totaling $176 million, and the favorable impact of foreign currency exchange of $76 million, partially offset by lower sales of $5 million related to a business divested in the third quarter of 2012.

        Changes in both vehicle production levels and our sales, by major geographic region in which we have our most significant sales, as compared to the prior year quarter are presented below:

	Variance
	Vehicle Production(a)	TRW Sales
North America	6%	2%
Europe	2%	6%
China and Brazil	8%	19%

(a)
Source: Primarily IHS Automotive light vehicle production forecast.

        For the three months ended September 27, 2013, the increase in TRW sales in North America was less than the increase in vehicle production primarily due to the mix of platforms and products sold, including lower module sales, during the quarter. In Europe, sales were positively impacted by foreign currency exchange. Excluding the impact of foreign currency exchange, sales increased 1% in Europe, which was generally consistent with the vehicle production in the region. In China and Brazil, the foreign-exchange adjusted increase in our sales was higher than the industry production increase due to a favorable concentration of customers and increased demand for our safety products.

        Cost of sales increased by $211 million, or 6%, for the three months ended September 27, 2013 as compared to the three months ended September 28, 2012. The increase was driven primarily by additional costs associated with increased volume and non-commodity inflation, net of cost reductions, together which totaled $144 million, as well as the unfavorable impact of foreign currency exchange of $73 million, partially offset by lower cost of sales of $6 million related to a business divested in the third quarter of 2012. These items resulted in the following variances to the major components within our cost of sales:

(Dollars in millions)
Cost of sales, three months ended September 28, 2012	$3,551
Material	139
Labor and other	65
Depreciation and amortization	7

Cost of sales, three months ended September 27, 2013	$3,762

        Gross profit, as a percentage of sales, for the three months ended September 27, 2013 was 10.7% compared to 10.4% for the three months ended September 28, 2012. This margin improvement was primarily driven by additional cost reductions, partially offset by costs to support future growth (such as increased engineering and other salary costs) and a higher proportion of lower margin business.

        Gross profit increased by $36 million for the three months ended September 27, 2013 as compared to the three months ended September 28, 2012. This increase was primarily driven by the favorable impact of higher volume (net of the proportion of lower margin business) of $50 million, the favorable impact of foreign currency exchange of $3 million, and the elimination of a loss from a business divested in the third quarter of 2012 of $1 million, partially offset by increased non-commodity inflation, engineering, salary and other costs (net of cost reductions) of $18 million.

        Administrative and selling expenses, as a percentage of sales, were 3.5% for the three months ended September 27, 2013 as compared to 3.7% for the three months ended September 28, 2012. Total administrative and selling expenses remained unchanged as compared to the same period in the prior year. An increase in share-based compensation of $3 million was offset by a decrease in expenses as a result of restructuring actions previously taken as well as other items in the amount of $3 million.

        Restructuring charges and asset impairments were $5 million for the three months ended September 27, 2013 compared to $3 million for the three months ended September 28, 2012. This increase was driven by higher severance and other charges of $1 million and higher asset impairments of $1 million.

        Other (income) expense—net decreased by $7 million for the three months ended September 27, 2013 as compared to the three months ended September 28, 2012. This decrease was primarily due to an increase in foreign currency losses of $8 million and lower gains on sales of assets and divestures of $3 million, partially offset by increased royalty and grant income of $6 million.

        Interest expense—net increased by $7 million for the three months ended September 27, 2013 as compared to the three months ended September 28, 2012. The increase was primarily a result of increased debt levels, including the issuance of the 4.50% Senior Notes.

        Loss on retirement of debt—net was $1 million for the three months ended September 28, 2012. During the three months ended September 28, 2012, we entered into the Eighth Credit Agreement and recorded a loss on retirement of debt of $1 million related to the write-off of a portion of debt issuance costs associated with the prior credit agreement.

        Income tax expense for the three months ended September 27, 2013 was $62 million on pre-tax earnings of $268 million as compared to an income tax expense of $68 million on pre-tax earnings of $244 million for the three months ended September 28, 2012. Income tax expense for both periods includes a tax benefit of $18 million and $9 million, respectively, relating to the enactment of tax legislation and reduction in corporate income tax rates in the United Kingdom.

 Consolidated Statements of Earnings
(Unaudited)

	Nine Months Ended
	September 27, 2013	September 28, 2012	Variance
	(Dollars in millions)
Sales	$12,939	$12,412	$527
Cost of sales	11,531	11,048	483

Gross profit	1,408	1,364	44
Administrative and selling expenses	429	437	(8)
Amortization of intangible assets	10	9	1
Restructuring charges and asset impairments	43	7	36
Other income—net	(1)	(19)	18

Operating income	927	930	(3)
Interest expense—net	97	82	15
Loss on retirement of debt—net	5	6	(1)
Equity in earnings of affiliates, net of tax	(35)	(29)	(6)

Earnings before income taxes	860	871	(11)
Income tax expense	221	253	(32)

Net earnings	639	618	21
Less: Net earnings attributable to noncontrolling interest, net of tax	32	29	3

Net earnings attributable to TRW	$607	$589	$18

Comparison of the Nine Months Ended September 27, 2013 to the Nine Months Ended September 28, 2012

        Sales increased by $527 million, or 4%, for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012. The increase in sales was driven by higher production volume primarily in North America, China and Brazil (net of lower volume in Europe) and increased global module sales, together totaling $451 million, and the favorable impact of foreign currency exchange of $104 million, partially offset by lower sales of $28 million related to a business divested in the third quarter of 2012.

        Changes in both vehicle production levels and our sales, by major geographic region in which we have our most significant sales, as compared to the prior year period are presented below:

	Variance
	Vehicle Production(a)	TRW Sales
North America	5%	2%
Europe	(1)%	(1)%
China and Brazil	12%	23%

(a)
Source: Primarily IHS Automotive light vehicle production forecast.

        The increase in sales in North America for the nine months ended September 27, 2013 was less than the vehicle production increase in this region, primarily due to the mix of platforms and products sold. In Europe, the decline in sales was consistent with the change in vehicle production for that region. In China and Brazil, the foreign-exchange adjusted increase in our sales was higher than the industry production increase due to a favorable concentration of customers and increased demand for our safety products.

        Cost of sales increased by $483 million, or 4%, for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012. The increase was driven primarily by additional costs associated with increased volume and non-commodity inflation, net of cost reductions, together which totaled $417 million, as well as the unfavorable impact of foreign currency exchange of $99 million, partially offset by lower cost of sales of $33 million related to a business divested in the third quarter of 2012. These items resulted in the following variances to the major components within our cost of sales:

(Dollars in millions)
Cost of sales, nine months ended September 28, 2012	$11,048
Material	317
Labor and other	155
Depreciation and amortization	11

Cost of sales, nine months ended September 27, 2013	$11,531

        Gross profit, as a percentage of sales, for the nine months ended September 27, 2013 was 10.9% compared to 11.0% for the nine months ended September 28, 2012. This slight margin contraction was primarily driven by a higher proportion of lower margin business, the increased costs to support future growth (such as increased engineering and other salary costs), and the non-recurrence of a prior year favorable change in actuarially established recall loss projections.

        Gross profit increased by $44 million for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012. This increase was primarily driven by the favorable impact of higher volume (net of the proportion of lower margin business) of $106 million, the elimination of a loss from a business divested in the third quarter of 2012 of $5 million, and the favorable impact of foreign currency exchange of $5 million. Partially offsetting these favorable items was the unfavorable impact of non-commodity inflation, warranty, engineering, salary, and other costs (net of cost reductions) of $56 million and the non-recurrence of a favorable change in actuarially established recall loss projections of $16 million.

        Administrative and selling expenses, as a percentage of sales, were 3.3% for the nine months ended September 27, 2013 as compared to 3.5% for the nine months ended September 28, 2012. The decrease of $8 million was primarily driven by favorable compensation and other expenses of $13 million, and a gain of $6 million recognized as a result of a curtailment of certain retiree medical and other benefits. These decreases were partially offset by a net increase in share-based compensation of $11 million.

        Restructuring charges and asset impairments were $43 million for the nine months ended September 27, 2013 compared to $7 million for the nine months ended September 28, 2012. This increase was driven by higher severance and other charges of $35 million, primarily related to our continued restructuring efforts in Europe, and higher asset impairments of $1 million.

        Other (income) expense—net decreased by $18 million for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012. This decrease was primarily due an increase in foreign currency losses of $16 million, lower gains on sales of assets and divestures of $5 million, and an increase in the provision for bad debts of $2 million. These decreases were partially offset by increased royalty and grant income of $6 million.

        Interest expense—net increased by $15 million for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012. The increase was primarily a result of increased debt levels, including the issuance of the 4.50% Senior Notes, and reduced interest income.

        Loss on retirement of debt—net was $5 million for the nine month period ended September 27, 2013 as compared to $6 million for the nine month period ended September 28, 2012. During the nine months ended September 27, 2013 and September 28, 2012, we repurchased portions of our senior unsecured notes due in 2014 and 2017 totaling $91 million and $48 million, respectively, in principal amount and recorded a loss on retirement of debt of $5 million in both respective periods. Additionally, during the nine months ended September 28, 2012, we entered into the Eighth Credit Agreement and recorded a loss on retirement of debt of $1 million related to the write-off of a portion of debt issuance costs associated with the prior credit agreement.

        Income tax expense for the nine months ended September 27, 2013 was $221 million on pre-tax earnings of $860 million as compared to an income tax expense of $253 million on pre-tax earnings of $871 million for the nine months ended September 28, 2012. Income tax expense for the period ended September 27, 2013, includes a tax benefit of $18 million related to the enactment of tax legislation and reduction in corporate income tax rates in the United Kingdom and a tax benefit of $12 million related to the enactment of the American Taxpayer Relief Act of 2012. The income tax rate for the period ended September 28, 2012 includes a tax benefit of $9 million related to the enactment of tax legislation and reduction in corporate income tax rates in the United Kingdom.

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

  Sales, Including Intersegment Sales

	Three Months Ended			Nine Months Ended
	September 27, 2013	September 28, 2012	Variance	September 27, 2013	September 28, 2012	Variance
	(Dollars in millions)
Chassis Systems	$2,806	$2,619	$187	$8,524	$8,060	$464
Occupant Safety Systems	817	793	24	2,583	2,566	17
Electronics	306	281	25	924	895	29
Automotive Components	471	445	26	1,479	1,424	55
Intersegment eliminations	(188)	(173)	(15)	(571)	(533)	(38)

Total sales	$4,212	$3,965	$247	$12,939	$12,412	$527

  Cost of Sales

	Three Months Ended			Nine Months Ended
	September 27, 2013	September 28, 2012	Variance	September 27, 2013	September 28, 2012	Variance
	(Dollars in millions)
Chassis Systems	$2,539	$2,371	$168	$7,701	$7,283	$418
Occupant Safety Systems	740	723	17	2,339	2,324	15
Electronics	273	250	23	827	785	42
Automotive Components	424	405	19	1,317	1,281	36
Intersegment eliminations	(188)	(173)	(15)	(571)	(533)	(38)

Segment cost of sales	$3,788	$3,576	$212	$11,613	$11,140	$473

  Earnings Before Taxes

	Three Months Ended			Nine Months Ended
	September 27, 2013	September 28, 2012	Variance	September 27, 2013	September 28, 2012	Variance
	(Dollars in millions)
Chassis Systems	$188	$170	$18	$600	$560	$40
Occupant Safety Systems	63	56	7	175	201	(26)
Electronics	28	28	—	86	101	(15)
Automotive Components	31	23	8	119	88	31

Segment earnings before taxes	310	277	33	980	950	30
Corporate expense and other	(18)	(19)	1	(50)	(20)	(30)
Financing costs	(33)	(26)	(7)	(97)	(82)	(15)
Loss on retirement of debt—net	—	(1)	1	(5)	(6)	1
Net earnings attributable to noncontrolling interest, net of tax	9	13	(4)	32	29	3

Earnings before income taxes	$268	$244	$24	$860	$871	$(11)

        Certain income and costs not associated with the current operations of our segments are recorded within Corporate. For example, in cost of sales, we recognize income related to our closed pension plan in the U.K. within Corporate. This plan included hourly employees, substantially all of whom are no longer actively employed by the Company.

        For the three and nine months ended September 27, 2013, Corporate-related costs included a $3 million and $11 million unfavorable change, respectively, in share-based compensation expense.

        For the nine months ended September 28, 2012, Corporate-related costs included a $16 million favorable change in actuarially established recall loss projections due to improved historical claims data.

  Restructuring Charges and Asset Impairments Included in Earnings Before Taxes

	Three Months Ended			Nine Months Ended
	September 27, 2013	September 28, 2012	Variance	September 27, 2013	September 28, 2012	Variance
	(Dollars in millions)
Chassis Systems	$3	$2	$1	$20	$4	$16
Occupant Safety Systems	2	—	2	29	—	29
Electronics	—	—	—	—	—	—
Automotive Components	—	1	(1)	(6)	3	(9)
Corporate	—	—	—	—	—	—

Total restructuring charges and asset impairments	$5	$3	$2	$43	$7	$36

Chassis Systems

Comparison of the three months ended September 27, 2013 and September 28, 2012:

        Sales, including intersegment sales, increased by $187 million, or 7%, for the three months ended September 27, 2013 as compared to the three months ended September 28, 2012. This increase was driven primarily by favorable volume of $156 million and the favorable impact of foreign currency exchange of $36 million, partially offset by lower sales of $5 million related to a business divested in the third quarter of 2012.

        Cost of sales increased by $168 million, or 7%, for the three months ended September 27, 2013 as compared to the three months ended September 28, 2012, primarily consisting of higher material costs of $126 million and higher labor and other costs of $42 million. These increases were primarily driven by additional costs associated with higher volume, non-commodity inflation and other costs (net of cost reduction efforts) of $134 million and the unfavorable impact of foreign currency exchange of $40 million, partially offset by lower cost of sales of $6 million related to a business divested in the third quarter of 2012.

        Earnings before taxes, as a percentage of sales, was 6.7% for the three months ended September 27, 2013 compared to 6.5% for the three months ended September 28, 2012. This improvement was primarily driven by cost reduction efforts, partially offset by costs to support future growth (such as increased engineering and other salary costs).

        Earnings before taxes increased by $18 million for the three months ended September 27, 2013 as compared to the three months ended September 28, 2012. This increase was driven primarily by the favorable profit impact of additional volume (net of a higher proportion of lower margin business) of $40 million and the elimination of a loss from a business divested in the third quarter of 2012 of $1 million, partially offset by non-commodity inflation, engineering, salary and other costs (net of cost reductions) of $12 million, the unfavorable impact of foreign currency exchange of $10 million and increased restructuring charges of $1 million.

Comparison of the nine months ended September 27, 2013 and September 28, 2012:

        Sales, including intersegment sales, increased by $464 million, or 6%, for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012. This increase was driven primarily by favorable volume of $447 million and the favorable impact of foreign currency exchange of $45 million, partially offset by lower sales of $28 million related to businesses divested in the third quarter of 2012.

        Cost of sales increased by $418 million, or 6%, for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012, primarily consisting of higher material costs of $333 million and higher labor and other costs of $85 million. These increases were primarily driven by additional costs associated with higher volume, non-commodity inflation and other costs of $404 million and the unfavorable impact of foreign currency exchange of $47 million, partially offset by lower cost of sales of $33 million related to a business divested in the third quarter of 2012.

        Earnings before taxes, as a percentage of sales, was 7.0% for the nine month period ended September 27, 2013 as compared to 6.9% for the nine month period ended September 28, 2012. The margin increased slightly primarily due to additional cost reductions offset by costs to support future growth (such as increased engineering and other salary costs), a higher proportion of lower margin business, and increased restructuring costs.

        Earnings before taxes increased by $40 million for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012. This increase was driven primarily by the favorable profit impact of additional volume (net of a higher proportion of lower margin business) of

$91 million and the elimination of a loss from a business divested in the third quarter of 2012 of $5 million, partially offset by non-commodity inflation, engineering and other costs (net of cost reductions) of $31 million, increased restructuring charges of $16 million and the unfavorable impact of foreign currency exchange of $9 million.

        Restructuring charges and asset impairments increased by $16 million for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012. This increase was driven by higher severance and other charges of $15 million, primarily related to our continued restructuring efforts in Europe, and an increase in asset impairments of $1 million.

Occupant Safety Systems

Comparison of the three months ended September 27, 2013 and September 28, 2012:

        Sales, including intersegment sales, increased by $24 million, or 3%, for the three months ended September 27, 2013 as compared to the three months ended September 28, 2012. The increase in sales was driven primarily by the favorable impact of foreign currency exchange of $30 million, partially offset by net changes in volume of $6 million.

        Cost of sales increased by $17 million, or 2%, for the three months ended September 27, 2013 as compared to the three months ended September 28, 2012, primarily consisting of higher labor and other costs of $15 million, as well as higher material costs of $2 million. These changes were primarily driven by the unfavorable impact of foreign currency exchange of $24 million, partially offset by cost reduction efforts in excess of higher costs associated with higher vehicle production volumes, non-commodity inflation and other costs of $7 million.

        Earnings before taxes, as a percentage of sales, was 7.7% for the three months ended September 27, 2013 compared to 7.1% for the three months ended September 28, 2012. This improvement was primarily driven by cost reduction efforts.

        Earnings before taxes increased by $7 million for the three months ended September 27, 2013 as compared to the three months ended September 28, 2012. This increase was driven primarily by net cost reductions of $9 million, partially offset by increased restructuring charges of $2 million.

Comparison of the nine months ended September 27, 2013 and September 28, 2012:

        Sales, including intersegment sales, increased by $17 million, or 1%, for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012. The increase in sales was driven primarily by the favorable impact of foreign currency exchange of $43 million and higher production volumes of $36 million, partially offset by price reductions provided to customers of $62 million.

        Cost of sales increased by $15 million, or 1%, for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012, primarily consisting of higher labor and other costs of $32 million, partially offset by lower material costs of $17 million. These changes were primarily driven by an unfavorable impact of foreign currency exchange of $39 million, partially offset by cost reduction efforts in excess of additional costs associated with higher volume, non-commodity inflation and other costs of $24 million.

        Earnings before taxes, as a percentage of sales, was 6.8% for the nine months ended September 27, 2013 compared to 7.8% for the nine months ended September 28, 2012. This contraction was primarily driven by price reductions provided to customers and higher restructuring costs.

        Earnings before taxes decreased by $26 million for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012. This decrease was driven primarily by price reductions provided to customers of $62 million, increased restructuring charges of $29 million, and a higher proportion of lower margin business of $9 million, partially offset by cost reductions of $69 million and the non-recurrence of a $5 million fine recorded for antitrust matters in the prior year period.

        Restructuring charges and asset impairments increased by $29 million for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012. This increase was driven by higher severance and other charges, primarily related to our continued restructuring efforts in Europe.

Electronics

Comparison of the three months ended September 27, 2013 and September 28, 2012:

        Sales, including intersegment sales, increased by $25 million, or 9%, for the three months ended September 27, 2013 as compared to the three months ended September 28, 2012. This increase was primarily driven by higher volume of $30 million and the favorable impact of foreign currency exchange of $3 million, partially offset by price reductions provided to customers of $8 million.

        Cost of sales increased by $23 million, or 9%, for the three months ended September 27, 2013 as compared to the three months ended September 28, 2012, primarily consisting of higher material costs of $19 million and higher labor and other costs of $4 million. These changes were primarily driven by additional costs associated with higher volume, warranty expense, non-commodity inflation and other costs of $13 million, a higher proportion of lower margin business of $8 million, and the unfavorable impact of foreign currency exchange of $2 million.

        Earnings before taxes, as a percentage of sales, was 9.2% for the three months ended September 27, 2013 compared to 10.0% for the three months ended September 28, 2012. This contraction was primarily driven by a higher proportion of lower margin business.

        Earnings before taxes remained unchanged for the three months ended September 27, 2013 as compared to the three months ended September 28, 2012. Additional volume (net of a higher proportion of lower margin business) of $4 million, cost reductions in excess of inflation, salary and other costs of $2 million, and the favorable impact of foreign currency exchange of $2 million were offset by price reductions provided to customers of $8 million.

Comparison of the nine months ended September 27, 2013 and September 28, 2012:

        Sales, including intersegment sales, increased by $29 million, or 3%, for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012. This increase was primarily driven by higher volume of $50 million and the favorable impact of foreign currency exchange of $2 million, partially offset by price reductions provided to customers of $23 million.

        Cost of sales increased by $42 million, or 5%, for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012, primarily consisting of higher material costs of $23 million and higher labor and other costs of $19 million. These increases were primarily driven by additional costs associated with higher volume, non-commodity inflation and other costs of $23 million and a higher proportion of lower margin business of $19 million.

        Earnings before taxes, as a percentage of sales, was 9.3% for the nine months ended September 27, 2013 compared to 11.3% for the nine months ended September 28, 2012. This contraction was primarily driven by a higher proportion of lower margin business.

        Earnings before taxes decreased by $15 million for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012. This decrease was driven primarily by price reductions provided to customers of $23 million, and a higher proportion of lower margin business (net of the favorable profit impact of higher volume) of $4 million, partially offset by cost reductions in excess of non-commodity inflation, salary, and other costs of $10 million and the favorable impact of foreign currency exchange of $2 million.

Automotive Components

Comparison of the three months ended September 27, 2013 and September 28, 2012:

        Sales, including intersegment sales, increased by $26 million, or 6%, for the three months ended September 27, 2013 as compared to the three months ended September 28, 2012. This increase was primarily driven by higher volume of $15 million, as well as the favorable impact of foreign currency exchange of $11 million.

        Cost of sales increased by $19 million, or 5%, for the three months ended September 27, 2013 as compared to the three months ended September 28, 2012, primarily consisting of higher labor and other costs of $12 million and higher material costs of $7 million. This increase was primarily driven by the unfavorable impact of foreign currency exchange of $10 million and additional costs associated with higher volume, inflation and other costs (in excess of cost reductions) of $9 million.

        Earnings before taxes, as a percentage of sales, was 6.6% for the three months ended September 27, 2013 compared to 5.2% for the three months ended September 28, 2012. This increase was primarily driven by cost reduction efforts and the favorable profit impact of higher volume.

        Earnings before taxes increased by $8 million for the three months ended September 27, 2013 as compared to the three months ended September 28, 2012. This increase was driven primarily by higher volume (net of a higher proportion of lower margin business) of $7 million, and lower restructuring costs of $1 million.

Comparison of the nine months ended September 27, 2013 and September 28, 2012:

        Sales, including intersegment sales, increased by $55 million, or 4%, for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012. This increase was primarily driven by higher volume of $36 million, as well as the favorable impact of foreign currency exchange of $19 million.

        Cost of sales increased by $36 million, or 3%, for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012, primarily consisting of higher material costs of $18 million and higher labor and other costs of $18 million. These increases were primarily driven by additional costs associated with higher volume, inflation and other costs (in excess of cost reductions) of $20 million and the unfavorable impact of foreign currency exchange of $16 million.

        Earnings before taxes, as a percentage of sales, was 8.0% for the nine months ended September 27, 2013 compared to 6.2% for the nine months ended September 28, 2012. This increase was primarily driven by the favorable profit impact of additional volume and cost reduction activities.

        Earnings before taxes increased by $31 million for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012. This increase was driven primarily by the favorable profit impact of higher volume (net of a higher proportion of lower margin business) of $14 million, lower restructuring costs of $9 million, cost reductions (in excess of inflation, engineering, and other salary costs) of $5 million, and the favorable impact of foreign currency exchange of $3 million.

        Restructuring charges and asset impairments decreased by $9 million for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012. This decrease was primarily due to changes in estimates.

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

        On an annual basis, our primary source of liquidity is cash flows generated from operations. At various points during the course of a given year, we may be in an operating cash usage position, which is not unusual given the seasonality of our business. We also have available liquidity under our Revolving Credit Facility and the other credit facilities, subject to certain conditions. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. Although we have historically been successful in managing the timing of our cash flows, future success will depend on the financial position of our customers and suppliers, and on industry conditions.

        As of September 27, 2013, the amount of cash and cash equivalents held by foreign subsidiaries was $800 million. If these funds were needed for our operations in the U.S., we would be required to provide for U.S. federal and state income tax, foreign income tax, and foreign withholding taxes on the funds repatriated. We have already provided for these taxes in accordance with Accounting Standard Codification ("ASC") 740-30-25 "Income Taxes" on a portion of these funds. However, for the remainder of the funds we have not provided for such taxes, as it is our intention that those funds are permanently reinvested outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash Flows

        Operating Activities.    Cash provided by operating activities for the nine months ended September 27, 2013 was $240 million as compared to cash provided by operating activities for the nine months ended September 28, 2012 of $245 million. This decrease of $5 million between the two periods was primarily the result of increased working capital requirements of $269 million, which was largely offset by lower cash outflows of other liabilities, including customer pricing and warranty matters, and higher cash earnings, as well as the non-recurrence of employee benefit-related payments of $40 million, which included the payout for certain cash incentive and retention awards for executive officers and vice presidents that vested and were paid during the first quarter of 2012, and lower cash paid for taxes and pension of $33 million and $19 million, respectively.

        Investing Activities.    Cash used in investing activities for the nine months ended September 27, 2013 was $410 million as compared to $313 million for the nine months ended September 28, 2012.

        Capital expenditures were $411 million for the nine months ended September 27, 2013 as compared to $325 million for the nine months ended September 28, 2012. These capital expenditures were primarily related to investing in new facilities, upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend approximately $740 million during 2013 on capital expenditures as we continue to invest in strategic growth.

        Financing Activities.    Cash used in financing activities was $41 million for the nine months ended September 27, 2013, as compared $209 million for the nine months ended September 28, 2012.

        During the nine months ended September 27, 2013, we received $394 million of proceeds, net of fees, from the issuance of $400 million in aggregate principal amount of 4.50% senior unsecured notes. Further, we also received $90 million of proceeds under various borrowing arrangements. Additionally, we used $460 million of cash on hand to repurchase approximately 6.5 million shares of our common stock. We also utilized $96 million of cash on hand to optionally repurchase portions of our senior unsecured notes, totaling $91 million in principal amount and utilized $25 million of cash on hand to redeem other long-term debt. Also, during the nine months ended September 27, 2013, certain of our subsidiaries paid $15 million of dividends to noncontrolling stockholders.

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

Other Sources of Liquidity

        Liquidity Facilities.    We may draw down on, and use proceeds from, our Revolving Credit Facility to fund normal working capital needs from month to month in conjunction with available cash on hand. As of September 27, 2013, we had no outstanding borrowings under our Revolving Credit Facility, resulting in $1.4 billion of availability.

        On September 27, 2013, our subsidiaries in the Asia Pacific region also had various uncommitted credit facilities, of which $196 million was unutilized. We expect that these additional facilities will be drawn from time to time for normal working capital purposes and to fund capital expenditures in support of planned expansion in Asia Pacific.

        Under normal working capital utilization of liquidity, portions of the amounts drawn under our liquidity facilities typically are paid back throughout the month as cash from customers is received. We could then draw upon such facilities again for working capital purposes in the same or succeeding months.

        The agreement that governs our senior revolving credit facility contains a number of covenants, including financial covenants, that would impact our ability to borrow on the facility if not met and restrictive covenants that restrict, among other things and subject to certain exceptions, the ability to incur additional indebtedness, repay or repurchase other indebtedness, repurchase capital stock and pay cash dividends on our common stock. As of September 27, 2013, we were in compliance with all of our financial covenants. Such covenants are described in more detail in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

        See "—Senior Credit Facilities" in Note 10 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our Revolving Credit Facility.

Contractual Obligations and Commitments

        During the nine months ended September 27, 2013, there have been no material changes outside the ordinary course of our business to the contractual obligations previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments" except for the repurchase of portions of our senior unsecured notes and the issuance of new senior unsecured notes as described above under "—Cash Flows."

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

CRITICAL ACCOUNTING ESTIMATES

        There have been no significant changes in our critical accounting estimates during the nine months ended September 27, 2013.

OUTLOOK

        For the full year 2013, we expect revenue to be approximately $17.1 billion, including fourth quarter sales of approximately $4.2 billion. These sales figures are based on expected 2013 production levels of 16.2 million units in North America, 18.9 million units in Europe, an increase in production levels in China and our expectations for foreign currency exchange rates.

        In North America, the industry recovery continues to trend in a positive direction with moderate growth. Despite signs of stabilization in Europe, we do not expect an immediate or sharp recovery in the automotive industry in this region. Economic volatility may have a negative impact on our profitability in the fourth quarter, as we react to varying production levels. Growth in China is expected to continue at a moderate pace for the remainder of the year. Considering expected long-term growth within China, we continue to invest appropriate levels of capital, engineering and infrastructure to underpin our expansion.

        We continue to evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions and the production plans of our customers. Due to prolonged uncertainties in Europe, we continue to assess our cost base in the region and we intend to continue our restructuring initiatives to align our operations with the existing environment in that region. As a result, we expect to incur restructuring charges of approximately $50 million to $65 million for the full year, which includes the impact of potential plant closures, targeted workforce reductions and adjustments to certain of our fixed costs, primarily in Europe. We believe these efforts are necessary actions in order to preserve our competitiveness and will provide lasting benefit over the long term.

        Further, we have been evaluating a supply agreement (the "Agreement") entered into with a major customer pertaining to certain of our North American brake component and assembly operations, which are included within our Chassis Systems segment. As previously disclosed, based on our assessment of the benefits, costs and risks going forward, on September 13, 2013 we issued a notice to effectuate a "termination" of that Agreement. Under the terms of the Agreement, the notice triggered a 90 day consultation period for the parties. The Company has concerns that it may not reach agreement with the customer on acceptable terms for continued supply by the end of this period, and thus this business may be terminated. Restructuring and asset impairment charges estimated to be

$15 million (included in our full year estimate) could be incurred in the fourth quarter of 2013. In 2012, the operations under the Agreement had revenues and a net earnings before tax margin of approximately $700 million and 6.5%, respectively. In the event we exit this brake business, and based on our preliminary estimates for vehicle production, currency and other factors, TRW's 2014 sales would be expected to range between $17.0 billion and $17.3 billion.

        In addition, we regularly review our pension plans to ensure we are managing our obligations and costs appropriately and may undertake various actions to defease such obligations. For example, under a current program, we have offered voluntary lump sum payment opportunities to certain of our U.S. employees. These voluntary lump sum payments are expected to be accounted for and paid in the fourth quarter of 2013, and will be funded with pension plan assets after Company contributions are made in line with previous projections. While we expect to incur a settlement loss in conjunction with the payments, the amount cannot be determined at this time.

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

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934) as of September 27, 2013, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

        Changes in Internal Control over Financial Reporting.    There was no change in the Company's internal controls over financial reporting that occurred during the third fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer repurchases of equity securities

        On February 16, 2012, the Company announced that its board of directors approved a share repurchase program that is intended to offset, on an ongoing basis, the dilution created by the Company's stock incentive plan for up to 1.5 million shares in 2013 and each subsequent year (the "Anti-Dilution Program"). The Anti-Dilution Program does not have an expiration date. In addition, on October 1, 2012, the Company announced a share repurchase program that had been approved by its board of directors during the third quarter of 2012 to acquire up to $1 billion of the Company's outstanding common stock through December 31, 2014. As discussed below in Part II, Item 5 "Other Information," on October 29, 2013, the Company announced that its board of directors had increased the amount of shares authorized to be repurchased under this program by an additional $1 billion, bringing the total repurchase authorization thereunder to $2 billion, and extended the program through December 31, 2016. Both repurchase programs may be modified, suspended or terminated by the board of directors at any time without prior notice. The Company anticipates acquiring the shares under both programs from time to time through open market purchases, block trades, privately negotiated transactions including accelerated share repurchase transactions, other derivative transactions, or otherwise, at such times and in such amounts as Company management deems appropriate, given prevailing financial and market conditions. Repurchases may also be made under trading plans that may be adopted from time to time in accordance with Rule 10b5-1 of the Securities Exchange Act, which would permit the Company to repurchase shares when it might otherwise be precluded from doing so under insider trading laws. However, the Company is not obligated to repurchase any shares under either program.

        In September 2013, the Company entered into an accelerated share repurchase ("ASR") agreement with a third-party financial institution to repurchase the Company's common stock. Pursuant to the ASR agreement, the Company made an up-front payment of $125 million, from cash on hand, to the financial institution and received an initial delivery of approximately 1.4 million shares in the third quarter of 2013. The total number of shares to be ultimately delivered, and therefore the average price paid per share, will be determined at the end of the repurchase period based on the volume weighted average price of the Company's common stock during that period. Under the ASR agreement, the repurchase period ends on October 30, 2013.

        The Company had entered into a prior ASR agreement in May 2013. Under that ASR agreement, the Company made an up-front payment of $125 million and received an initial delivery of approximately 1.7 million shares of common stock in the second quarter of 2013. Upon settlement in the third quarter of 2013, the Company received an additional 205,965 shares resulting in an overall weighted-average price per share of $64.98 for that ASR.

        The amounts available for share repurchases are restricted by our debt agreements. If our leverage ratio as defined in our senior credit facilities is greater than 1.5 to 1.0, our ability to repurchase shares of our common stock is restricted pursuant to a formula based on our consolidated net income. Certain of the indentures governing our outstanding notes also limit our ability to repurchase shares.

        The following table summarizes information relating to purchases of the Company's common stock made by or on behalf of the Company during the third quarter of 2013, including purchases made pursuant to the ASR agreement discussed above.

Period(a)	Total Number of Shares Purchased(b)	Average Price Paid Per Share(c)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Max. Number of Shares (or Approx. Dollar Value) that May Yet Be Purchased Under the Plans or Programs(d)
June 29, 2013 to August 2, 2013	433,221	$68.29		433,221	$699,634,724
August 3, 2013 to August 30, 2013	222,215	65.60		222,215	698,442,206
August 31, 2013 to September 27, 2013(e)	2,870,552	71.05		2,870,552	469,483,789

Total	3,525,988	$70.37	(e)	3,525,988	$469,483,789

(a)
Monthly information is presented by reference to the Company's fiscal months during the third quarter of 2013, based upon settlement of each transaction.

(b)
All of the shares indicated were purchased under the Company's expanded $2 billion repurchase program announced on October 1, 2012 and expanded in October 2013 that now extends through December 31, 2016. The share numbers in this column reflect the shares received upon settlement of the May ASR in the third quarter, for which payment was made and reflected in the second quarter.

(c)
Excluding commissions.

(d)
The dollar values in this column reflect the $125 million up-front payment made under the September ASR agreement, and reflect the approximate dollar value of shares that may yet be purchased under the $1 billion repurchase program, but do not reflect the October 2013 expansion to $2 billion. During the second quarter of 2013, the Company reached its 2013 board-authorized limit under the Anti-Dilution Program; however, additional shares may be purchased under the Anti-Dilution Program in 2014 and subsequent years.

(e)
Under the September ASR agreement, the Company paid $125 million and received an initial delivery of approximately 1.4 million shares of its common stock in the third quarter of 2013. The average price paid per share reflected in the table for the ASR transaction was based upon the fair market value of the shares on the date the ASR agreement was executed. The total number of shares to be ultimately delivered, and therefore the average price paid per share, will be determined at the end of the repurchase period based on the volume weighted average price of the Company's common stock during that period. See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

        In addition, the independent trustee of our 401(k) plans purchases shares in the open market to fund (i) investments by employees in our common stock, one of the investment options available under such plans, and (ii) matching contributions in Company stock we provide under certain of such plans. In addition, our stock incentive plan permits payment of an option exercise price by means of cashless exercise through a broker and permits the satisfaction of the minimum statutory tax obligations upon exercise of options through stock withholding. Further, while our stock incentive plan also permits the satisfaction of the minimum statutory tax obligations upon the vesting of restricted stock units and the exercise of stock-settled stock appreciation rights through stock withholding, the shares withheld for such purpose are issued directly to us and are then immediately retired and returned to our authorized but unissued reserve. The Company does not believe that the purchases or transactions described in this paragraph are issuer repurchases for the purposes of Item 2 of this Report.

Item 5.    Other Information

        On October 29, 2013, the Company issued a press release announcing that its board of directors had increased the amount of shares authorized to be repurchased under its existing share repurchase program by an additional $1 billion, bringing the total repurchase authorization under that program to $2 billion, and extended the program through December 31, 2016. The Company anticipates completing the program over the next three years, although the Company is not obligated to repurchase any shares under the program. As indicated previously, the program is anticipated to be funded through cash from operations and available liquidity facilities, and purchases under the program will generally be made subject to certain restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases upon the market for the securities. Shares repurchased through the program will continue to be retired. The repurchase program may be modified, suspended or terminated by the board of directors at any time without prior notice. Additional information regarding the share repurchase program is contained in Part II, Item 2 of this Report.

        This repurchase program is in addition to the Anti-Dilution Program authorized by the Company's board of directors which is also discussed in Part II, Item 2 of this Report.

Item 6.    Exhibits (including those incorporated by reference)

Exhibit Number		Exhibit Name
3.1		Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2003)

3.2		Third Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed November 17, 2004)

10.1	*	Offer Letter dated August 30, 2013 by and between TRW Automotive Inc. and Patrick Olney

31(a)	*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31(b)	*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32	*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Filed herewith

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRW Automotive Holdings Corp. (Registrant)
Date: October 30, 2013	By:	/s/ JOSEPH S. CANTIE Joseph S. Cantie Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)