Form 10-K
period 2013-12-31
TRW AUTOMOTIVE HOLDINGS CORP
filed 2014-02-14
CIK 1267097

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's Common Stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $7.1 billion based on the closing sale price of the registrant's Common Stock as reported on the New York Stock Exchange on that date. As of February 7, 2014, the number of shares outstanding of the registrant's Common Stock was 114,304,163.

Documents Incorporated by Reference

         Certain portions, as expressly described in this report, of the Registrant's Proxy Statement for the 2014 Annual Meeting of the Stockholders, to be filed within 120 days of December 31, 2013, are incorporated by reference into Part III, Items 10-14.

TRW Automotive Holdings Corp.
Index

PART I

ITEM 1.    BUSINESS

The Company

        TRW Automotive Holdings Corp. (together with its subsidiaries, "we," "our," "us," "TRW Automotive" or the "Company") is a Delaware corporation formed in 2002 with a business history stretching back to the turn of the twentieth century. Our common stock is traded on the New York Stock Exchange under the ticker symbol TRW.

        The Company is among the world's largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers ("OEMs") and related aftermarkets. We conduct substantially all of our operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products and systems. Active safety related products and systems principally refer to vehicle dynamic controls (primarily braking and steering) and electronics (primarily driver assist cameras and radars), and passive safety related products and systems principally refer to occupant restraints (primarily airbags and seat belts) and electronics (primarily airbag electronic control units, and crash and occupant weight sensors).

        We operate our business along four segments: Chassis Systems, Occupant Safety Systems, Electronics and Automotive Components. We are primarily a "Tier 1" original equipment supplier, with approximately 83% of our end-customer sales in 2013 made to major OEMs. Of our 2013 sales, approximately 41% were in Europe, 36% were in North America, 19% were in Asia, and 4% were in the rest of the world.

Available Company Information

        TRW Automotive Holdings Corp.'s Internet website is www.trw.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Corporate Governance Guidelines and Standards of Conduct (our code of business conduct and ethics) are also available on our website. From time to time we may amend our Standards of Conduct. We intend to disclose, by posting on our website, information about any amendments, as well as information concerning any waiver of the Standards of Conduct that may be granted by the Board, in accordance with SEC regulations.

Business Developments, Strategy, and Industry Trends

        Our Business Developments and Strategy.    We are a leader in the global automotive supply industry due to the strength of our products and systems, technological capabilities and systems integration skills. Over the last decade, we have experienced sales growth in many of our product lines, due to an increasing focus by both governments and consumers on safety and fuel efficiency and increasing recognition of new safety technologies by new car assessment programs. We believe that such focus is continuing as evidenced by ongoing regulatory activities, as well as advances in the electrification of vehicles. We believe that these trends will help drive growth in our advanced safety and fuel efficient products and systems, which include: electronic stability control systems, brake controls for regenerative brake systems, electric park brake and electrically assisted power steering systems, curtain and side airbag systems, active seat belt pretensioning and retractor systems, occupant sensing systems, front and side crash sensors, vehicle rollover sensors, tire pressure monitoring systems, active cruise control/collision warning systems and lane keeping/lane departure warning systems.

        Throughout our long history as a leading supplier to major OEMs, we have focused on products and systems for which we have a technological advantage. We have extensive technical experience in a focused range of safety-related product lines and strong systems integration skills. These strengths enable us to provide comprehensive, systems-based solutions for our OEM customers. We have a broad and established global presence and sell to major OEMs across the world's major vehicle producing regions, including the expanding Chinese and Brazilian markets. We believe our business diversification mitigates our exposure to the risks of any one geographic economy, product line or major customer concentration. It also enables us to extend our portfolio of products and new technologies across our customer base and geographic regions, and provides us the necessary scale to optimize our cost structure.

        In general, our long-term strategic objectives are geared toward profitably growing our business, expanding our newer, innovative technologies, winning new contracts, generating cash, strengthening our market position, and enhancing long-term shareholder value. On an ongoing basis, we evaluate our competitive position in the global automotive supply industry and determine what actions may be required to maintain and improve that position.

        We believe that a continued focus on research, development and engineering activities is critical to maintaining our leadership position in the industry and meeting our long-term objectives. We also continue to focus on our growth strategies, cash generation and capital structure improvement, while managing through near-term industry challenges, such as the lingering relative weakness in economic conditions in Europe, and yet-developing infrastructures in emerging markets (e.g., Brazil). Our commitment to invest in facilities and infrastructure in order to support new business awards and achieve our long-term growth plans is evidenced by our projections of continued increases in capital expenditures through 2014.

        Focus on Safety.    Consumers, and therefore OEMs, are increasingly focused on, and governments and International New Car Assessment Programs ("NCAP") are increasingly requiring improved safety in vehicles. In both North America and Europe, legislation was enacted in recent years to require that electronic stability control systems ("ESC") be fitted as standard equipment on all new car models starting in 2012. Further, over the last few years, automobile safety regulations in emerging markets have increased significantly. For example, Brazil's government is mandating the use of driver and passenger airbags and anti-lock braking systems for all vehicles sold in the Brazilian market by 2014.

        NCAP crash test rating standards continue to become more stringent. For example, in the U.S., starting with 2011 models, the National Highway Traffic Safety Administration ("NHTSA") introduced tougher tests and rigorous new 5-star safety ratings that include information about vehicle safety and crash avoidance technologies. In 2013, Euro NCAP began testing vehicles equipped with crash avoidance technologies in anticipation of the inclusion of such systems in the overall safety rating in 2014. More specifically, following the completion of detailed protocols to test the effectiveness of autonomous emergency braking and forward collision warning systems, Euro NCAP will assess both low-speed ('City') and higher speed ('Inter-Urban') systems to see how well they help drivers to avoid or to mitigate a crash. Programs in China, among others, are similarly increasing the stringency of their testing requirements, with both China NCAP and Latin NCAP having established new testing and rating protocols in 2012 and 2013, respectively.

        The Alliance of Automobile Manufacturers and the Insurance Institute for Highway Safety ("IIHS") monitor and report vehicle manufacturer compliance with voluntary performance criteria which encompass a wide range of occupant protection technologies and designs, including enhanced matching of vehicle front structural components and enhanced side-impact protection through the use of features such as side airbags, airbag curtains and revised side-impact structures. Beginning in 2012,

IIHS rolled out a new, more severe version of its offset frontal crash test, which puts more structural stress on vehicles and exposes more weaknesses that can contribute to occupant injuries in real-world crashes. IIHS also has adopted testing protocols for crash avoidance systems and released during 2013 their first crash avoidance ratings of low-speed systems in the United States.

        Focus on Fuel Efficiency and Greenhouse Gas Emissions.    Consumers, and therefore OEMs, are increasingly focused on, and governments are increasingly requiring, improved fuel efficiency and reduced greenhouse gas emissions from vehicles. In 2012, the U.S. Environmental Protection Agency (the "EPA") and NHTSA jointly approved a rule requiring model year 2017 through 2025 passenger cars, light-duty trucks and medium-duty passenger vehicles to reduce greenhouse gas emissions and improve fuel economy. These standards require those vehicles to meet a specified average emission level in model year 2025 equivalent to 54.5 miles per gallon, if achieved exclusively through fuel economy improvements. These standards include miles per gallon requirements under NHTSA's Corporate Average Fuel Economy Standards ("CAFE") program. In 2012, the European Commission proposed regulations to reduce the average CO2 emissions of all new passenger cars sold in Europe by 30% to 95 grams per kilometer by 2020; and for light trucks and vans by 19% to 147 grams per kilometer by 2020. In 2013, the United States announced it will provide assistance to China in drafting stricter emissions standards. As such the EPA and the Department of Energy will assist China with its VI standards which, along with its China V standards, will reduce allowable sulfur content by 80% by 2017.

        The desire to lessen environmental impacts and reduce oil dependence is also spurring interest in green technologies and alternative fuels. As such, there is an increased focus on production of advanced powertrain, direct injection and start/stop technologies and hybrid and electric vehicles because of their fuel efficiency, and developing ethanol, hydrogen, natural gas and other clean burning fuel sources for vehicles.

        Globalization.    The automotive industry continues to become more global and both OEMs and suppliers must balance resources and production capacity to efficiently address diverse consumer needs and preferences as well as unique market dynamics. Developing automotive markets such as China and Brazil represent significant growth opportunities; however, vehicle affordability remains a challenge in these markets, highlighting the need for OEMs and suppliers to meet differing requirements of consumers in both mature and emerging markets. To lower costs, OEMs continue to shift their production facilities from high-cost regions such as the U.S., Canada, and Western Europe to lower-cost regions such as China, Eastern Europe, and Mexico. Through these localization efforts, labor and transportation costs can be lowered, while positioning operations in markets with the highest potential for future growth. Additionally, to serve multiple markets more cost effectively, OEMs continue to move to fewer and more global vehicle platforms, which typically are designed in one location but are produced and sold in many different markets around the world, thereby enabling design cost savings and economies of scale through the production of a greater number of models from each platform. Suppliers having operations in the geographic markets in which OEMs produce global platforms are better positioned to meet OEMs' needs more economically and efficiently, thus making global coverage a source of significant competitive advantage.

        Increased Electronic Content and Electronics Integration.    The electronic content of vehicles has increased in recent years. Consumer and regulatory requirements in Europe and the United States for improved automotive safety and environmental performance, as well as consumer demand for increased vehicle performance and functionality at lower cost, have largely driven the increase in electronic content. Electronics integration generally refers to replacing mechanical with electronic components and integrating mechanical and electrical functions within the vehicle. This allows OEMs to achieve a reduction in the weight of vehicles and the number of mechanical parts, resulting in easier assembly, enhanced fuel economy, improved emissions control, increased safety and better vehicle performance.

We believe that electronic content per vehicle will continue to increase as consumers seek more competitively-priced ride and handling performance, safety, security and convenience options in vehicles, such as electronic stability control, electric power steering, active cruise control, airbags, keyless and passive entry, tire pressure monitoring and camera- and radar-based driver assist systems.

        Inflation and Pricing Pressure.    Overall commodity volatility is an ongoing concern in the industry and has been a considerable operational and financial focus for us. As production levels rise, commodity inflationary pressures may increase, both in the automotive industry and in the broader economy. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in such costs. However, when costs increase, it is generally difficult to pass the full extent of increased prices for manufactured components and raw materials through to our customers in the form of price increases and, even if passed through to some extent, the recovery is typically on a delayed basis.

        Additionally, pressure from OEM customers to reduce prices is characteristic of the automotive supply industry. Virtually all OEMs have policies of seeking price reductions each year. Historically, we have taken steps to reduce costs and minimize or resist price reductions. However, to the extent our cost reductions are not sufficient to support committed price reductions, our profit margins could be negatively affected.

        Product Mix.    Product mix tends to be influenced by a variety of factors such as gasoline prices, consumer income and wealth and governmental regulations (e.g. fuel economy standards driving higher volumes of small car production). In Europe, demand has historically tended to be toward smaller, more fuel efficient vehicles. In North America, product mix tends to be more correlated to short-term fluctuations in the price of gasoline and consumer sentiment and wealth, thereby causing production to swing between sport utility vehicles/light trucks and more economical passenger cars. Recent improvements in the North American housing market have led to a higher level of light duty pickup truck production in 2013. In general, sport utility vehicles and light duty pickup trucks tend to be more profitable for OEMs and suppliers, while smaller, more fuel efficient vehicles tend to be less profitable for OEMs and suppliers.

        Supply Base.    As production levels fluctuate and overall economic concerns remain, Tier 2 and Tier 3 suppliers face the challenges of managing through increased working capital and capital expenditure requirements. There are concerns about suppliers' viability stemming from broader industry restructuring actions in Europe. Further, in some cases, capacity constraints, limited availability of raw materials or components or financial instability of the Tier 2 and Tier 3 supply base pose a risk of supply disruption to us. We have experienced additional costs due to such factors and we may continue to incur such costs in the future. We have dedicated resources and systems to closely monitor the viability and performance of our supply base and are constantly evaluating opportunities to mitigate the risk and/or effects of any supplier disruption.

        Foreign Currencies.    Our operating results will continue to be impacted by our buying, selling and borrowing in currencies other than the functional currency of our operating companies. In order to abate the impact of fluctuations in exchange rates between these currencies and to delay the impact of adverse exchange rate trends, we utilize hedging instruments where appropriate, taking into consideration their cost and their effectiveness.

        For further discussion on industry trends, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

Business Segment Information

        See "Results of Operations—Segment Results of Operations" under "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to our consolidated financial statements included under Item 8 of this Report for further information on our segments.

        Sales by Product Line.    Our 2013, 2012 and 2011 sales by product line, listed in order of current year revenue, are as follows:

	Percentage of Sales
Product Line	2013	2012	2011
Foundation brakes	15.5%	14.9%	14.2%
Steering gears and systems	15.5%	15.9%	16.9%
Modules	15.5%	16.1%	12.6%
Airbags	10.2%	10.2%	11.3%
Brake controls	7.8%	7.2%	6.7%
Aftermarket	7.2%	7.3%	8.3%
Seat belts	6.9%	6.8%	7.4%
Body controls	4.6%	4.3%	4.4%
Electronics	4.4%	4.3%	4.1%
Steering wheels	4.3%	4.4%	4.4%
Engine valves	3.5%	3.8%	4.1%
Engineered fasteners and components	2.8%	2.8%	2.8%
Linkage and suspension	1.8%	2.0%	2.8%

Chassis Systems

        Our Chassis Systems segment focuses on the design, manufacture and sale of products and systems relating to braking, steering, modules, and linkage and suspension. We sell our Chassis Systems products and systems primarily to OEMs and other Tier 1 suppliers. We also sell these products and systems to the global aftermarket through both OEM service organizations and independent distribution networks. We believe our Chassis Systems segment is well-positioned to capitalize on growth trends toward (1) increasing active safety systems, particularly in the areas of electric power steering, electronic vehicle stability control and other advanced braking systems and integrated vehicle control systems; (2) increasing electronic content per vehicle; (3) integration of active and passive safety systems; (4) improving fuel economy and reducing CO2 emissions and (5) legislative-and market-driven demand in emerging markets.

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

Electronics

        Our Electronics segment focuses on the design, manufacture and sale of electronics components and systems in the areas of safety, chassis, radio frequency ("RF"), powertrain, and camera- and radar-based driver assistance. We sell our Electronics products and systems primarily to OEMs and to our Chassis Systems segment (braking and steering applications). We also sell these products and systems to OEM service organizations. We believe our Electronics segment is well-positioned to capitalize on growth trends toward (1) increasing electronic content per vehicle; (2) increasing active safety systems, particularly in the areas of electric power steering, electronic vehicle stability control and integrated vehicle control systems; (3) increasing passive safety systems, particularly in the areas of side, curtain and knee airbag systems and active seat belt pretensioning and retractor systems; (4) integration of active and passive safety systems; (5) improving fuel economy and reducing CO2 emissions and (6) legislative- and market-driven demand in emerging markets.

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

Financial Information About Geographic Areas

        We have significant manufacturing operations outside the United States and, in 2013, approximately 71% of our sales originated outside the United States. See Note 18 to our consolidated financial statements included in Item 8 of this Report for financial information by geographic area. Also, see Item 1A "Risk Factors" for a description of risks inherent in our international operations.

Customers

        We sell to all major OEM customers across the world's major vehicle producing regions. We also sell products to the global aftermarket as replacement parts for current production and older vehicles, through both OEM service organizations and independent distribution networks. Although business with any given customer is typically split among numerous contracts, the loss of, or a significant reduction in purchases by, one or more of those major customers could materially and adversely affect our business, results of operations and financial condition. Primary end-customer sales (by OEM group) for the years ended December 31, were:

		Percentage of Sales
OEM Group	OEMs	2013	2012
Volkswagen	Volkswagen, Audi, Skoda, Seat, Porsche	24.7%	23.5%
Ford	Ford	18.5%	17.6%
GM	General Motors, Opel	10.1%	10.0%
Chrysler	Chrysler	9.9%	10.4%
All Other		36.8%	38.5%

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

        Within each of our product segments, we face significant competition. Our principal competitors include Advics, Bosch, Continental, JTEKT, Nexteer and ZF in the Chassis Systems segment; Autoliv, Key Safety, and Takata in the Occupant Safety Systems segment; Autoliv, Bosch, Continental, Delphi and Denso in the Electronics segment; and Delphi, Eaton, ITW, Kostal, Nifco, Raymond, Tokai Rika and Valeo in the Automotive Components segment.

Joint Ventures

        Joint ventures represent an important part of our business, both operationally and strategically. We have used joint ventures to enter into geographic markets, to gain new customers, strengthen positions with existing customers, and develop new technologies. However, certain risks exist or are increased in joint ventures when compared to conducting operations through wholly-owned entities. See Item 1A "Risk Factors" for a description of such risks.

        The following table shows our significant unconsolidated joint ventures in which we have a 49% or greater interest that are accounted for under the equity method:

Country	Name	Our Ownership Percentage	Products	2013 Sales
				(Dollars in millions)
Brazil	SM-Sistemas Modulares Ltda.	50.0%	Brake modules	$14.4
China	Shanghai TRW Automotive Safety Systems Company Ltd.	50.0%	Seat belt systems, airbags and steering wheels	246.9
	CSG TRW Chassis Systems Co., Ltd.	50.0%	Foundation brakes	319.2
India	Brakes India Limited	49.0%	Foundation brakes, anti-lock braking systems, actuation brakes, valves and hoses	580.6
	Rane TRW Steering Systems Limited	50.0%	Steering gears, systems and components and seat belt systems	105.6
	TRW Sun Steering Wheels Private Limited	49.0%	Steering wheels and injection molded seats	16.9

Intellectual Property

        We own a significant quantity of intellectual property, including a large number of patents, trademarks, copyrights and trade secrets, and are involved in numerous licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. While no single patent, copyright, trade secret or license, or group of related patents, copyrights, trade secrets or licenses, is, in our opinion, of such value to us that our business would be materially affected by the expiration or termination thereof, taken in the aggregate, these intellectual property rights provide meaningful protection for our products and technical innovations.

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

Research, Development and Engineering

        We operate a global network of technical centers worldwide where we employ and contract several thousand engineers, researchers, designers, technicians and their supporting functions. This global network allows us to develop active and passive automotive safety technologies while improving existing products and systems. We utilize sophisticated testing and computer simulation equipment and employ various tools to improve efficiency and reduce cost.

        We believe that continued research, development and engineering activities are critical to maintaining our leadership position in the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers. Our research and development costs were approximately $193 million, $164 million, and $155 million for the years ended December 31, 2013, 2012, and 2011, respectively. Total company-funded engineering expenses including research and development costs were approximately $905 million, $834 million and $827 million for the years ended December 31, 2013, 2012, and 2011, respectively. Excluding our modules and aftermarket sales, which do not directly benefit from such activities, our total company-funded research, development and engineering expenses were approximately 6.7%, 6.6% and 6.4% of sales for the years ended December 31, 2013, 2012, and 2011, respectively.

Seasonality

        Our business is moderately seasonal because our largest North American customers typically halt operations for approximately two weeks in July and one week in December. Additionally, customers in Europe historically shut down vehicle production during portions of August and one week in December. Accordingly, our third and fourth quarter results may reflect these trends.

Backlog

        The dollar amount of backlog orders believed to be firm is immaterial to us. While we receive individual purchase orders from OEMs for products to be supplied for a particular vehicle model or vehicle platform, we typically produce products in response to our customers' purchase order releases under which the volume of production can fluctuate. Further, the purchase orders typically do not provide for minimum quantities and in many cases can be terminated by our customers. As a result, our actual sales under each purchase order are dependent on the number of vehicles that our customers actually produce which use the products we supply as well as the timing of such production.

Supply Base—Manufactured Components and Raw Materials

        We purchase various manufactured components and raw materials for use in our manufacturing processes, including castings, electronic parts, molded plastic parts, finished subcomponents, fabricated metal, aluminum, steel, resins, textiles, leather and wood. All of these components and raw materials are available from numerous sources, although certain of them, such as rare earth metals, may be geographically concentrated. Because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their failure to perform as expected or their inability to adequately mitigate inflationary, industry, or economic pressures. Strain on our supply base may possibly lead to delivery delays, production issues or delivery of non-conforming products by our suppliers. As such, we continue to monitor our vendor base for the best source of supply and work with those vendors and customers to attempt to mitigate the impact of the pressures mentioned above.

        Consistent with just-in-time delivery standards generally used in the industry, we normally do not carry inventories of these items in excess of those reasonably required to meet our production and shipping schedules. Although we have been able to successfully mitigate the impact of supply shortages that have arisen in recent years, the possibility of shortages exists, especially in light of the increase in working capital demands on our suppliers as production levels increase.

Employees

        As of December 31, 2013, we had approximately 67,100 full-time employees and approximately 11,100 temporary/contract employees (excluding employees who were on approved forms of leave).

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

        We do not believe that compliance with environmental protection laws and regulations will have a material effect on our capital expenditures, earnings or competitive position. Our capital expenditures pertaining to environmental control during each of 2014 and 2015 are not expected to be material to us.

ITEM 1A.    RISK FACTORS

        You should carefully consider the risks described below and other information contained in this Annual Report on Form 10-K when considering an investment decision with respect to our securities. All material risks currently known to management are described below. The occurrence of any of the events discussed in the risk factors below could have a material adverse effect on our results of operations, financial condition and/or cash flow, and the impact could be compounded if multiple risks were to occur.

Economic conditions could have a material adverse effect on our business, results of operations and the viability of our supply base.

        Automotive sales and production are highly cyclical and depend on, among other things, general economic conditions and consumer spending and preferences. Consumer spending and preferences can be affected by a number of issues, including employment levels, changes in expendable income due to the pace of wage growth and changes in personal tax rates, fuel costs, real estate values, the availability of consumer financing and concerns about the economy. As the volume of automotive production fluctuates, the demand for our products also fluctuates. Production levels in Europe and North America most notably affect us given our concentration of sales in those regions, which accounted for 41% and 36%, respectively, of our 2013 sales.

        Throughout Europe, despite signs of stabilization, consumer demand remains weak. European vehicle sales and production levels, which declined in 2012, remained at historically low levels in 2013 and excess automotive manufacturing capacity continues to exist. This has negatively impacted our sales and led to restructuring efforts by us and others in the region. However, high levels of fixed costs and long lead times in Europe can make it difficult to adjust our cost base to the extent necessary, or to make such adjustments on a timely basis, impacting our profitability. Restructuring actions beyond those currently anticipated could also be required. A significant downturn in the automotive industry, whether in Europe or elsewhere, could also result in impairment of our goodwill or other intangible assets, which could be material to our consolidated financial statements, given that our goodwill and other identifiable intangible assets totaled $2,052 million, or approximately 17% of our total assets, as of December 31, 2013.

        Reduced European sales and production levels and any resulting cost-cutting and downsizing actions implemented by us or others in our industry could also have a negative economic effect on our supply base. In addition, rapidly changing industry conditions such as volatile production volumes and other factors can also adversely affect our supply chain. Such impacts on our suppliers could negatively affect our business through inability to meet our commitments (or inability to meet them without excess expense) because of our suppliers' inability to perform.

We are subject to risks associated with our non-U.S. operations that could have an adverse effect on our business, results of operations and financial condition.

        We have significant operations outside the United States, and expanding our operations in certain emerging markets such as China and Brazil and building our business relationships with Asian automotive manufacturers are important elements of our growth strategy. Operations outside of the United States, particularly operations in emerging markets, are subject to various risks which may not be present or as significant for operations within U.S. markets, and our exposure to these risks increases as we expand. Government actions in markets subject to governmental control, both in terms of policy-setting as well as actions directly affecting our operations could negatively affect our results of operations and cash flows in those areas.

        Risks inherent in our international operations include: exposure to local economic conditions, such as those currently existing in Europe; wage inflation in emerging markets; social plans that prohibit or increase the cost of certain restructuring actions, particularly in certain European countries; increases in working capital requirements related to long supply chains or regional terms of business; foreign currency exchange rate fluctuations such as the recent depreciation of the Brazilian real; currency exchange controls; restrictive governmental actions such as restrictions on transfer or repatriation of funds; variations in protection of intellectual property and other legal rights; import or export licensing requirements; the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems; trade protection matters; restrictions on acquisitions or joint ventures; increased risk of corruption; changes in laws and regulations, including those of the United States affecting trade and foreign investment; more expansive legal rights of foreign labor unions; the potential for expropriations of property; exposure to local public health concerns and the resultant impact on economic and political conditions; the potential instability of foreign governments and unsettled social and political conditions in general; and possible terrorist attacks, drug cartel related violence such as in Mexico or acts of war or hostilities from local populations. Certain regions, including Asia and Latin America, are more economically and politically volatile and, as a result, our business units that operate in these regions could be subject to significant fluctuations in sales and operating income. Further, there are potential tax inefficiencies in repatriating funds from non-U.S. subsidiaries. The likelihood of such occurrences and their potential effect on the Company vary from country to country and are unpredictable.

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

        We are continuing our current expansion phase, in order to support our future business based upon new business awards. This expansion, which is our most significant since we became a public company, involves increased capital expenditures and includes the building or expansion of multiple plants. Achievement of the benefits of the expansion is dependant in part on our ability to successfully manage the demands placed on our management resources and engineering and quality teams with respect to not only the building or modification of the physical plants, but also the simultaneous launch of a sizable number of new programs. Our ability to manage the various expansion projects simultaneously may be challenged by factors beyond our control, such as the ability to hire a sufficient number of qualified personnel, particularly additional engineers to support new technologies, in the locations required at a cost that does not significantly exceed the cost anticipated when we quoted the business. Further, due to the long lead time required to support production under awarded future business from vehicle manufacturers, we must commit substantial resources and incur significant costs before we receive the benefit of the revenue from that business, which will impact our profitability. If the production levels for the new business fall short of the levels anticipated or the timing of that production changes, due to lack of commercial success of one or more particular vehicle models or otherwise, we may not realize all of the future sales expected for the awarded business, and we may have difficulty recouping the costs expended in the expansion.

Developments related to antitrust investigations by government regulators could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation.

        We are subject to a variety of laws and regulations that govern our business both in the United States and internationally, including those relating to competition (antitrust). Antitrust authorities, including those in the United States and Europe, are investigating possible violations of competition (antitrust) laws by automotive parts suppliers (referred to herein as the "Antitrust Investigations"). The U.S. Department of Justice (the "DOJ") initiated an investigation into our Occupant Safety Systems business in June 2011, which was concluded when the court approved a plea agreement between one of our German subsidiaries and the DOJ. Also in June 2011 the European Commission initiated an Antitrust Investigation which includes the Company, among others, and which is ongoing. While the duration and outcome of the European Commission's investigation is uncertain, a determination that the Company has violated European competition (antitrust) laws could result in significant penalties which could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation. European competition law investigations often continue for several years and have resulted in the imposition of significant fines by the European Commission, in some cases, for violations at other companies. At this point, we cannot estimate the ultimate financial impact resulting from the European investigation. However, developments related to such investigations could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation.

Continuing pricing pressures from our customers may adversely affect our profitability.

        Pricing pressure in the automotive supply industry has been substantial and is likely to continue. Vehicle manufacturers possess significant leverage over their suppliers, including us, because the automotive supply industry is highly competitive, serves a limited number of customers, and has a high fixed cost base. Virtually all vehicle manufacturers seek price reductions in both the initial bidding process and during the term of the contract. Estimating such amounts is subject to uncertainties because any price reductions are a result of negotiations with our customers and other factors. Price reductions have impacted our sales and profit margins in the past. If we are not able to offset price reductions through improved operating efficiencies and reduced expenditures, those price reductions may adversely affect our sales and profitability in the future.

We face significant global competition that could adversely affect our sales, profitability and financial condition.

        The global automotive supply industry is highly competitive. We compete with other automotive suppliers on the basis of technological innovation, quality, delivery, price, program launch support and overall customer service, among other things. Our competitors include a number of domestic and international suppliers, some of which have established strong relationships with significant vehicle manufacturers. Our ability to compete successfully depends, in large part, on our ability to continue to innovate and manufacture products that have commercial success with consumers, differentiate our products from those of our competitors, continue to deliver quality products in the time frames required by our customers, leverage our global footprint and maintain low-cost production. Our competitors may develop products that are superior to our own, produce products similar to ours at a lower cost or adapt more quickly than we do to new technologies or evolving customer requirements or consumer preferences. Furthermore, establishing a strong position in the Chinese market is a key component of our global growth strategy. While the automotive supply market in China is already highly competitive, as the size of the Chinese market continues to increase, additional competitors may seek to enter the Chinese market, and may act aggressively to establish their market share, increasing the competitiveness further. Competition can lead to price reductions, reduced margins and an inability to gain or hold market share. If we are unable to compete successfully, our sales, profitability and financial condition could be adversely affected.

A disruption in our information technology ("IT") systems could adversely impact our business and operations.

        We rely on the accuracy, capacity and security of our IT systems, some of which are managed or housed by third parties, and our ability to continually update these systems in response to the changing needs of our business. We have incurred costs and may incur significant additional costs in order to implement the security measures that we feel are appropriate to protect our IT systems. However, despite the security measures we had implemented, unauthorized access to certain of our systems was detected in November 2012. Although we found no evidence that any data was actually taken and the functionality of our systems was unaffected, future attacks could result in our systems or data being breached and/or damaged by computer viruses or unauthorized physical or electronic access. Such a breach could result in not only business disruption, but also theft of our intellectual property or trade secrets and/or unauthorized access to controlled data and personal information stored in connection with our human resources function. Any interruption, outage or breach of our IT systems could adversely affect our business operations. Further, as we continue to increase our use of centralized Shared Service Centers for efficiency purposes, the significance of any interruption or breach of the related IT systems will increase. To the extent that any data is lost or destroyed or any confidential information is inappropriately disclosed or used, it could adversely affect our competitive position or customer relationships, harm our business and possibly lead to claims or liability based upon alleged breaches of contract or applicable laws.

We could be adversely affected by any shortage of supplies causing a production disruption.

        We, our customers, or other suppliers may experience supply shortages of, or delays in the supply of, components or raw materials. This could be caused by a number of factors, including insufficient production line capacity for a particular product or manpower or working capital constraints or other factors, including weather emergencies and natural or man-made disasters impacting the accessibility of raw materials or components, labor or social/political unrest, commercial disputes, public health concerns or acts of terrorism or other hostilities. Due to the industry's reliance on "just-in-time" delivery of components during the assembly and manufacture of vehicles, oftentimes only minimal inventories of supplies are readily available. Further, if an issue arises, many components cannot be re-sourced quickly or inexpensively to another supplier due to, among other things, long lead times to full production, the unavailability of other suppliers or demands imposed by alternative suppliers. Although we consider the production capacities, financial condition and physical locations of suppliers in our selection process, there is no assurance that the foregoing factors will not result in any shortages or delays. Further, we and others in our industry have been rationalizing and consolidating our supply base in order to manage and reduce the cost of purchased goods and services and, due to the turbulence in the automotive industry, several suppliers have ceased operations. As a result, there is greater dependence on fewer sources of supply for certain components and materials. Further, many suppliers downsized significantly during the economic downturn and may face capacity constraints as the industry recovery progresses or liquidity issues in light of economic pressures. These factors could increase the possibility of a supply shortage of a particular component or material.

        Similarly, if any of our customers experience a material supply shortage, either directly or as a result of a disruption at another supplier, that customer may halt or limit the purchase of our products. Such production interruptions could impede a ramp-up in vehicle production and could have a material adverse effect on our business, results of operations and financial condition.

Our business and results of operations would be materially and adversely affected if we lost any of our largest customers, lost a significant portion of their business, or if their production levels significantly declined, particularly with respect to models for which we are a significant supplier.

        In general, our financial results are more closely correlated to production by Volkswagen as well as the Detroit Three (defined as Chrysler Group LLC, Ford Motor Company and General Motors Company, combined), given our higher sales content with these manufacturers. For the year ended December 31, 2013, sales to these customers, which represent our four largest customer groups on a worldwide basis, were approximately 63% of our total sales. Although business with each customer is typically split among numerous contracts, if we lost a major customer or a major customer significantly reduced its purchases of our products, there could be a material adverse affect on our business, results of operations and financial condition.

        As a result, our revenue may be disproportionately affected by decreases in the businesses or market share of any of our largest customers. Further, because our customers typically have no obligation to purchase a specific quantity of parts, a decline in their production levels on vehicle platforms where we provide significant content or there is significant volume could have an adverse effect on our business and financial condition. Their production levels could decline due to the lack of commercial success of a particular vehicle or platform or a temporary or prolonged sales mix shift based upon changing consumer preferences, customer incentives, changing customer inventory levels, production disruptions or other events.

        Our ability to reduce the risks inherent in certain concentrations of business and thereby maintain our financial performance going forward will depend, in part, on our ability to continue to diversify our sales on a customer, product and geographic basis. While we are pursuing an expansion strategy focused on the Chinese market, no assurances can be given as to how successful we will be in doing so. As a result, if any of the factors described above causes any of our largest customers to halt or significantly reduce purchases of our products, it would harm our results of operations, financial condition and liquidity.

Strengthening of the U.S. dollar, as well as other foreign currency exchange rate fluctuations, could materially impact our results of operations.

        In 2013, approximately 71% of our sales originated outside the United States. We translate sales and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. This translation is based on average exchange rates during a reporting period. During times of a strengthening U.S. dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

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

We may incur material losses and costs in connection with our contingent liabilities and tax matters.

        We are involved in legal and regulatory proceedings that, from time to time, are significant. These proceedings typically involve claims that arise in the normal course of business, including commercial or contractual disputes, intellectual property matters, product liability claims including asbestos claims, environmental issues, tax matters and employment matters. We are also subject to a pending antitrust investigation in the European Union that is addressed in another risk factor above.

        In our business we have an inherent risk of product liability and warranty claims. We have been required to participate in product recalls, and are likely to do so in the future. Vehicle manufacturers have experienced a higher level of recall campaigns in recent years, and often seek contribution from their suppliers when faced with product liability, warranty and recall claims. In addition, we have been subject to continuing efforts by our customers to change contract terms and conditions concerning warranty and recall participation. Further, as vehicle manufacturers lengthen their warranty commitments to consumers and the affected vehicles age, warranty claims may increase. Finally, our costs to defend certain product liability cases have increased due to the bankruptcies of Chrysler LLC and General Motors Corporation.

        Our recorded liabilities and estimates of reasonably possible losses for our contingent liabilities are based on our assessment of potential liability using the information available to us at the time and, as applicable, any past experience and trends with respect to similar matters. However, litigation is inherently uncertain, and such claims could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        Adverse changes in the underlying profitability and financial outlook of our operations in many jurisdictions could lead to changes in our valuation allowances against deferred tax assets. Additionally, changes in tax laws in the U.S. or in other countries where we have operations could adversely affect deferred tax assets and liabilities and the overall provision for income taxes. Further, we are subject to tax audits by governmental authorities in the U.S. and numerous international jurisdictions, which are inherently uncertain. Negative or unexpected results from one or more such tax audits or changes to tax laws governing the jurisdictions in which we operate could adversely affect our business, our results of operations and financial condition.

        For further information regarding our contingent liabilities and tax matters, refer to Notes 17 and 8, respectively, of our consolidated financial statements.

If we are unable to protect our intellectual property rights, this could have a material adverse impact on our business and our competitive position.

        We own significant intellectual property, including a large number of patents, trademarks, copyrights and trade secrets, and are involved in numerous licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the patents we own or license. Further, as we expand our operations in jurisdictions where the protection of intellectual property rights is less robust, such as China where we have built a new research and development facility, the risk of others duplicating our proprietary technologies increases, despite efforts we undertake to protect them. As we adopt new technologies, we face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights. We have faced legal challenges to our intellectual property rights and will continue to face such challenges, which we vigorously defend. Although management believes that the loss or expiration of any single intellectual property right would not have a material effect on our results of operations or financial position, there can be no assurance that multiple patents and other intellectual property rights will not be invalidated or circumvented by third parties. As a result, developments or assertions by or against us relating to intellectual property rights, and any inability to protect these rights, could materially adversely impact our business and our competitive position.

Commodity inflationary pressures may adversely affect our profitability and the viability of our Tier 2 and Tier 3 supply base.

        Despite the stabilization over the past year in the cost of most of the commodities we use in our business, we remain susceptible to commodity inflationary pressures. These pressures have in the past, and may again in the future, put significant operational and financial burdens on us and our suppliers, potentially resulting in declining margins and operating results. It is generally difficult to pass the full extent of increased prices for manufactured components and raw materials through to our customers and, even if passed through to some extent, the recovery is typically on a delayed basis. Furthermore, our suppliers may not be able to handle the commodity cost increases. The unstable condition of some of our suppliers or their failure to perform has in the past caused us to incur additional costs which negatively impacted certain of our businesses. If inflationary pressures return, our suppliers may not be able to perform as we expect, which may have a negative impact on our results of operations and financial condition.

Governmental regulations increase our costs and could adversely affect our business, reputation and results of operations.

        Our global operations are subject to a variety of federal, state, local and international laws and regulations which may have a direct or indirect effect on our business. Compliance with the various laws and regulations increases our cost of doing business and, in some cases, restricts our ability to conduct business. These regulations are numerous and often inconsistent, and include:

  •
  The Transportation Recall Enhancement, Accountability and Documentation (or TREAD) Act with respect to reporting certain claims

  •
  Environmental and occupational health and safety legislation

  •
  Sanctioned country restrictions

  •
  Immigration and international trade, including import and export laws

  •
  Competition (or anti-trust) laws

  •
  Anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act

  •
  Conflict minerals requirements

  •
  U.S. Patient Protection and Affordable Care Act

  •
  Data privacy requirements

  •
  Tax laws

  •
  Accounting requirements

        The laws and regulations governing environmental and occupational safety and health, in particular, are complicated, change frequently and have tended to become stricter over time. We may not be in complete compliance with such laws and regulations at all times. As an owner and operator, we could also be responsible under some laws for responding to contamination detected at any of our operating sites or at third party sites to which our wastes were sent for disposal, regardless of whether we caused the contamination or the legality of the original activity. Our costs or liabilities relating to these matters may be more than the amount we have reserved and the difference may be material. Further, as we sell or close facilities around the world, environmental assessments and investigations will continue to be performed and additional costs related to remediation, demolition or decommissioning may result.

        Compliance with multiple laws and regulations increases our cost of doing business. Further, violations of laws and regulations could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, as well as prohibitions on the conduct of our business and on our ability to offer our products in one or more countries, and could also materially affect our reputation, business and results of operations. Violations of environmental laws could also result in obligations to investigate or remediate contamination or third party property damage or personal injury claims allegedly due to the migration of contaminants off-site. Although we have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws and regulations.

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

Our pension and other postretirement benefits obligations are significant and the related expense and funding requirements of our pension plans could materially increase, reducing our profitability.

        We face the continuing burden of significant legacy pension and other postretirement liabilities. Although we have taken action to limit our future liabilities under certain of our defined benefit pension plans, including the two largest (our U.S. salaried pension plan and our U.K. pension plan have both been frozen), and have offered and bought out portions of our pension liabilities, a significant number of our employees and former employees remain entitled to benefits under defined benefit pension plans or retirement/termination indemnity plans. The obligations and expense recognized in our financial statements for these plans is actuarially determined based on certain assumptions which are driven by market conditions, including interest rates. Additionally, market conditions impact the underlying value of the assets held by the plans for settlement of these obligations. Further declines in interest rates or the market values of the securities held by the plans, or certain other changes, could negatively affect the funded status of these plans and the level and timing of required contributions in 2015 and beyond. Additionally, these factors could significantly increase our pension expense and reduce our profitability. See Note 9 of our consolidated financial statements for more information about these plans.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal executive offices are located in Livonia, Michigan. Our operations include numerous manufacturing, research and development, warehousing facilities and offices. We own or lease principal facilities located in 12 states in the United States and in 23 other countries as follows: Brazil, Canada, China, the Czech Republic, France, Germany, Italy, Japan, Malaysia, Mexico, Poland, Portugal, Romania, Singapore, Slovakia, South Africa, South Korea, Spain, Sweden, Thailand, Tunisia, Turkey, and the United Kingdom.

        Approximately 53% of our principal facilities are used by the Chassis Systems segment, 23% are used by the Occupant Safety Systems segment, 4% are used by the Electronics segment and 20% are used by the Automotive Components segment. Our corporate headquarters are contained within the Chassis Systems segment numbers below. We consider our facilities to be adequate for our current uses.

        Of the total number of principal facilities operated by us, approximately 56% of such facilities are owned and 44% are leased.

        A summary of our principal facilities, by segment, type of facility and geographic region, as of December 31, 2013 is set forth in the following tables. Additionally, where more than one segment utilizes a single facility, that facility is categorized by the purposes for which it is primarily used.

Chassis Systems

Principal Use of Facility	North America	Europe	Asia Pacific(2)	Other(2)	Total
Manufacturing(1)	22	25	14	4	65
Research and Development	3	4	5	1	13
Warehouse	2	6	3	2	13
Office	2	4	4	—	10

Total number of facilities	29	39	26	7	101

Occupant Safety Systems

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total
Manufacturing(1)	5	25	1	1	32
Research and Development	2	3	—	—	5
Warehouse	2	3	—	—	5
Office	1	1	—	—	2

Total number of facilities	10	32	1	1	44

Electronics

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total
Manufacturing(1)	2	3	1	—	6
Research and Development	2	—	—	—	2

Total number of facilities	4	3	1	—	8

Automotive Components

Principal Use of Facility	North America	Europe	Asia Pacific	Other	Total
Manufacturing(1)	7	19	9	3	38
Office	1	—	—	—	1

Total number of facilities	8	19	9	3	39

(1)
Although primarily classified as Manufacturing locations, several sites maintain a large Research and Development presence located within the same facility.

(2)
For management reporting purposes Chassis Systems—Asia Pacific and Other contain several primarily Occupant Safety Systems facilities including Research and Development Technical Centers and Manufacturing locations.

ITEM 3.    LEGAL PROCEEDINGS

  Antitrust Matters

        Antitrust authorities, including those in the United States and Europe, are investigating possible violations of competition (antitrust) laws by automotive parts suppliers (referred to herein as the "Antitrust Investigations"). The U.S. Department of Justice ("DOJ") initiated an investigation into our Occupant Safety Systems business in June 2011, which was concluded in 2012 when the court approved a plea agreement between one of our German subsidiaries and the DOJ. Also in June 2011 the European Commission initiated an Antitrust Investigation which includes the Company, among others, and which is ongoing. While the duration and outcome of the European Commission's investigation is uncertain, a determination that we have violated European competition (antitrust) laws could result in significant penalties which could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation. While we cannot estimate the ultimate financial impact resulting from the European investigation, we will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

        Our policy is to comply with all laws and regulations, including all antitrust and competition laws. We are cooperating fully with the competition authorities in the context of their ongoing investigations.

        We have been named as a defendant in purported class action lawsuits filed on various dates from June 2012 through July 2013, which are now pending in the United States District Court for the Eastern District of Michigan and in various courts in Canada on behalf of vehicle purchasers, lessors and dealers, alleging that we and certain of our competitors conspired to fix and raise prices for Occupant Safety Systems products. We intend to defend these cases vigorously. Management believes that the ultimate resolution of these cases will not have a material adverse effect on our financial condition, results of operations or cash flows.

  Other Contingencies

        The information concerning other legal proceedings involving the Company contained in Note 17 of our consolidated financial statements included in Item 8 of this Report is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange under the symbol "TRW". As of February 7, 2014, we had 114,304,163 shares of common stock, $0.01 par value, outstanding (114,308,831 shares issued less 4,668 shares held as treasury stock) and 57 holders of record of such common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

        The tables below show the high and low sales prices for our common stock as reported by the New York Stock Exchange for each of our fiscal quarters in 2013 and 2012.

	Price Range of Common Stock
	Years Ended December 31,
	2013		2012
	High	Low	High	Low
4th Quarter	$80.22	$70.50	$53.94	$43.86
3rd Quarter	74.00	65.60	48.22	33.23
2nd Quarter	67.12	52.48	49.08	35.72
1st Quarter	63.19	53.02	48.67	32.82

Issuer Repurchases of Equity Securities

        The Company has two share repurchase programs in place, consisting of a $2 billion program that extends through December 31, 2016 (the "$2 Billion Program"), and a program that is intended to offset, on an ongoing basis, the dilution created by the Company's stock incentive plan for up to 1.5 million shares in 2014 and each subsequent year (the "Anti-Dilution Program"). The Anti-Dilution program does not have an expiration date. Both repurchase programs may be modified, suspended or terminated by the board of directors at any time without prior notice. The Company anticipates acquiring the shares under both programs from time to time through open market purchases, block trades, privately negotiated transactions including accelerated share repurchase transactions, other derivative transactions, or otherwise, at such times and in such amounts as Company management deems appropriate, given prevailing financial and market conditions. Repurchases may also be made under trading plans that may be adopted from time to time in accordance with Rule 10b5-1 of the Securities Exchange Act, which would permit the Company to repurchase shares when it might otherwise be precluded from doing so under insider trading laws. However, the Company is not obligated to repurchase any shares under either program.

        In 2013, the Company entered into two accelerated share repurchase ("ASR") agreements with third party financial institutions to repurchase its common stock using cash on hand. Pursuant to the May ASR agreement, the Company paid $125 million and received a total of approximately 1.9 million shares at an overall weighted-average price per share of $64.98. Pursuant to the September ASR agreement, the Company paid $125 million and received an initial delivery of approximately 1.4 million shares in the third quarter and, upon settlement in the fourth quarter, received approximately 276,000 additional shares resulting in overall weighted-average price per share of $73.98.

        The following table summarizes information relating to purchases of the Company's common stock made by or on behalf of the Company during the fourth quarter of 2013, including purchases made in connection with the settlement of the September ASR agreement discussed above.

Period(a)	Total Number of Shares Purchased(b)	Average Price Paid Per Share(c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Max. Number of Shares (or Approx. Dollar Value) that May Yet Be Purchased Under the Plans or Programs(d)
September 28, 2013 through November 1, 2013	—	—	—	$1,469,483,789
November 2, 2013 through November 29, 2013	483,629	$74.87	483,629	1,453,676,557
November 30, 2013 through December 31, 2013	587,306	75.23	587,306	1,409,496,202

Total	1,070,935	$75.07	1,070,935	$1,409,496,202

(a)
Monthly information is presented by reference to the Company's fiscal months during the fourth quarter of 2013, based upon settlement of each transaction.

(b)
All of the shares indicated were purchased under the Company's $2 Billion Program originally announced on October 1, 2012, with a subsequent announcement on October 29, 2013 of the program's increased size and extension through December 31, 2016. The share numbers in this column reflect the shares received upon settlement of the September ASR in the fourth quarter, for which payment was made and reflected in the third quarter.

(c)
Excluding commissions.

(d)
The dollar values in this column reflect the approximate dollar value of shares that may yet be purchased under the $2 Billion Program. In addition, under the Anti-Dilution Program that was announced on February 16, 2012, up to 1.5 million shares may be purchased in 2014, and additional shares may be purchased in subsequent years.

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

        Our amended and restated credit agreement contains covenants that could restrict, under certain circumstances, our ability to repurchase shares of our common stock. Certain of the indentures governing our outstanding notes also limit our ability to repurchase shares.

Dividend Policy

        We do not currently pay any cash dividends on our common stock, and instead intend to retain earnings for capital structure improvements, future operations, expansion and debt maturities. The amounts available to us to pay cash dividends are restricted by our debt agreements. Our amended and restated credit agreement contains covenants that could restrict, under certain circumstances, our ability to pay dividends on our common stock. Certain of the indentures governing our outstanding notes also limit our ability to pay dividends. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

        The following table provides information about our equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by security holders(2)	4,392,683	$47.88	(3)	4,545,225
Equity compensation plans not approved by security holders	N/A	N/A		N/A

Total	4,392,683	$47.88		4,545,225

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

(3)
Represents the weighted average exercise price of 438,897 outstanding stock options and 3,133,453 outstanding stock-settled stock appreciation rights as of December 31, 2013. The remaining securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2013 represent 805,033 restricted stock units and 15,300 phantom stock units which have no exercise price and have been excluded from the calculation of the weighted average exercise price above.

Stock Performance Graph

        The graph below provides an indicator of our cumulative total stockholder return as compared with Standard & Poor's 500 Stock Index and the Standard & Poor's Supercomposite Auto Parts & Equipment Index based on currently available data. The graph assumes an initial investment of $100 on December 31, 2008 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2013. Each of these December dates represents the last trading date of the applicable year.

Comparison of 5 Year Cumulative Total Return

	Ticker	12/31/08	12/31/09	12/31/10	12/30/11	12/31/12	12/31/13
TRW Automotive	TRW	$100.00	$663.33	$1,463.89	$905.56	$1,489.17	$2,066.39
S&P 500	SPX	$100.00	$126.45	$145.52	$148.55	$172.29	$228.04
S&P Supercomposite Auto Parts and Equipment Index	S15AUTP	$100.00	$155.40	$242.61	$211.04	$212.10	$349.56

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included under Item 8 below.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share amounts)
Statements of Operations Data:
Sales	$17,435	$16,444	$16,244	$14,383	$11,614
Net earnings (losses)	1,007	1,041	1,195	875	73
Net earnings (losses) attributable to TRW	970	1,008	1,157	834	55
Earnings (Losses) Per Share:
Basic earnings (losses) per share:
Earnings (losses) per share	$8.25	$8.24	$9.37	$6.96	$0.51
Weighted average shares	117.6	122.4	123.5	119.8	107.8
Diluted earnings (losses) per share:
Earnings (losses) per share	$7.85	$7.83	$8.82	$6.49	$0.51
Weighted average shares	124.6	129.7	133.0	131.3	108.7

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in millions)
Balance Sheet Data:
Total assets	$12,252	$10,857	$10,262	$9,288	$8,732
Total liabilities	7,856	7,088	7,123	7,050	7,423
Total debt (including short-term debt and current portion of long-term debt)	2,114	1,462	1,532	1,846	2,371

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

        We are primarily a "Tier 1" supplier, with approximately 83% of our end-customer sales in 2013 made to major OEMs. Of our 2013 sales, approximately 41% were in Europe, 36% were in North America, 19% were in Asia, and 4% were in the rest of the world.

Financial Results

        For the year ended December 31, 2013:

  •
  Our net sales were $17.4 billion, which represents an increase of $1.0 billion from the prior year. The increase in sales was driven primarily by higher demand for our active and passive safety products and increased vehicle production in North America and China.

  •
  Operating income was $1,227 million compared to $1,085 million from the prior year. The increase in operating income of $142 million resulted primarily from the positive impact of the higher level of sales and lower restructuring charges, a lower net loss related to settlement and curtailment activity within the U.S. salaried pension plan and certain retiree medical benefits, partially offset by planned cost increases to support future growth.

  •
  Net earnings attributable to TRW were $970 million compared to $1,008 million from the prior year. This decrease of $38 million was primarily the result of higher income tax expense, higher interest expense and an increase in losses recognized on the retirement of debt, partially offset by higher operating income.

  •
  We generated positive operating cash flow of $1,126 million compared to $956 million from the prior year, while capital expenditures were $735 million compared to $623 million from the prior year. The increase in positive operating cash flow of $170 million was primarily due to higher cash earnings, a reduction in cash outflows for certain other liabilities, lower cash paid for taxes and pension, and the non-recurrence of employee benefit-related payments, partially offset by increased working capital requirements and cash paid for restructuring and other severance-related matters. The increase in capital expenditures was primarily to support our manufacturing expansion and growth initiatives.

  •
  Our cash on hand at year end was $1,729 million, an increase of $506 million from the prior year end. During the year, we issued $800 million of senior unsecured notes in private placements resulting in net proceeds of $789 million. We also utilized $520 million of cash on hand to repurchase over 7.5 million shares of common stock under our repurchase programs. In addition, we exercised our option to redeem the remaining $205 million in principal amount of our 8.875% senior notes at a price of 104.438% of par, and we also utilized $96 million of cash on hand to optionally repurchase portions of our senior unsecured notes, totaling $91 million in principal amount.

Recent Trends and Market Conditions

        Our business and operating results are directly affected by the relative strength of the global automotive industry, which tends to be driven by macro-economic factors such as consumer confidence, fluctuating commodity and fuel prices and regulatory/governmental initiatives. In addition to the items described in "Business" in Part I, Item 1 of this Report, the primary trends and market conditions impacting our business in 2013 included:

  General Economic Conditions:

          Economic conditions in 2013 continued to benefit from monetary easing policies of certain of the world's central banks. The improved economic outlook in the U.S. has led policy makers to begin tapering the Federal Reserve's asset purchases, which had suppressed long-term interest rates and spurred economic growth. In North America, automotive suppliers benefitted from increased production levels resulting from healthy consumer demand and a favorable economic environment in the U.S. Throughout Europe, the economy continues to stabilize with initial signs of a potential economic recovery. In China, although the pace of economic growth has moderated, the automotive industry continues to expand with automotive suppliers benefiting from increased production levels.

          Globally, the economic sentiment remains cautious given the fragile economy in Europe, as well as the moderating pace of economic growth in China. The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles.

  Production Levels:

          Vehicle production levels in North America and Asia Pacific continued on a positive trend during 2013 while production levels in Europe remained unchanged.

          In 2013, approximately 41% of our sales originated in Europe. Production levels in 2013 compared to 2012 remained the same in this region. After a significant decline in vehicle production earlier in the year, signs of stabilization that emerged during the second quarter continued into the third and fourth quarters. Despite indications the vehicle industry reached bottom in 2013, we remain cautious for 2014 due to the fragile economic environment in the region.

          In 2013, approximately 36% of our sales originated in North America. Production levels in this region were 5% higher in 2013 compared to 2012, primarily due to improved consumer demand.

          In 2013, approximately 23% of our sales originated in regions outside of Europe and North America (primarily China, which comprised approximately 16% of total sales). Despite a general moderation of economic growth compared to original expectations, increased consumer demand in China drove an increase of 14% in production levels during 2013 compared to 2012.

  Foreign Currencies:

          Given the global nature of our operations, we are subject to fluctuations in foreign exchanges rates. During 2013, we experienced a nominal impact from foreign currency effects on our reported earnings in U.S. dollars compared to 2012.

Antitrust Matters

        The U.S. Antitrust Investigation into our Occupant Safety Systems business was concluded in 2012 when the court approved a plea agreement between one of our German subsidiaries and the DOJ. However, the Antitrust Investigation by the European Commission is ongoing and its duration and outcome remain uncertain. While we cannot estimate the ultimate financial impact from the European investigation, we will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

Changes to Our Debt and Capital Structure in 2013

        During 2013, we continued to focus on improving the strength, flexibility, and efficiency of our capital structure, resulting in outstanding debt of $2.1 billion and a cash balance of $1.7 billion at December 31, 2013. In February 2013, we issued $400 million in aggregate principal amount of 4.50% senior unsecured notes due 2021, and in November 2013, we issued $400 million in aggregate principal amount of 4.45% senior unsecured notes due 2023, in private placements. Net proceeds from the February and November offerings were approximately $394 million and $395 million, respectively, after deducting discounts and debt issue costs. In December 2013, we exercised our option to redeem the remaining $205 million in principal amount outstanding of the 8.875% senior notes due in December 2017 at a price of 104.438% of par. In addition, during 2013 we reduced our debt by repurchasing $91 million in principal amount of our senior unsecured notes due in 2014 and 2017.

        As market conditions warrant, we may, from time to time, repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or otherwise, or we may redeem such debt securities.

        The Company has two share repurchase programs in place consisting of the $2 Billion Program and the Anti-Dilution Program. We are not obligated to repurchase any number of shares or dollar amount under either program, and the specific timing and amount of repurchases will vary based on market and business conditions and other factors. For the year ended December 31, 2013, we utilized $520 million of cash on hand to repurchase approximately 7.5 million shares of common stock.

        See "Issuer repurchases of equity securities" in Part II, Item 5, of this Report for further information regarding the share repurchase programs.

        See "LIQUIDITY AND CAPITAL RESOURCES" below and Note 11 to our consolidated financial statements included in Item 8 of this Report for further information.

CRITICAL ACCOUNTING ESTIMATES

        Our significant accounting policies are described in Note 2 to our consolidated financial statements included under Item 8 of this Report. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. These policies require the most difficult, subjective or complex judgments that management makes in the preparation of the financial statements and accompanying notes. We consider an accounting estimate to be critical if (i) it requires us to make assumptions about matters that were uncertain at the time we were making the estimate, or (ii) changes in the estimate or different estimates that we could have selected could have had a material impact on our financial condition or results of operations. Such critical accounting estimates are discussed below. For these, materially different amounts could be reported under varied conditions and assumptions. Other items in our consolidated financial statements require estimation, however, in our judgment, they are not as critical as those discussed below.

        Goodwill and Other Indefinite-Lived Intangible Assets.    Our goodwill and trademark indefinite-lived intangible assets are tested for impairment as of October 31 of each year for all of our reporting units, and more frequently if events occur or circumstances change that would warrant such a review. For our goodwill analysis, fair values are based on the cash flows projected in the reporting units' strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Our long-range planning forecasts are based on our assessment of revenue growth rates generally based on industry specific data, external vehicle build assumptions published by widely used external sources, and customer market share data based on known and targeted awards over a five-year period. The projected profit margin assumptions included in the plans are based on the current cost structure, anticipated price givebacks provided to our customers and cost reductions/increases. If different assumptions were used in these plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be required to be recorded.

        For our trademark indefinite-lived intangible assets, fair value is determined utilizing the relief from royalty method, which is based on projected cash flows, discounted at a risk-adjusted rate of return.

        As of December 31, 2013, goodwill and indefinite-lived intangible assets were approximately $2,024 million, or 17% of our total assets. See Note 6 to our consolidated financial statements included in Item 8 of this Report for further information on our annual analysis of goodwill and indefinite-lived intangible assets.

        Impairment of Long-Lived Assets.    We evaluate long-lived assets for impairment when events and circumstances indicate that the assets may be impaired and the projected undiscounted cash flows to be generated by those assets are less than their carrying value. Fair value is determined using projected discounted cash flows or appraisals.

        See Note 12 to our consolidated financial statements included in Item 8 of this Report for further information on our evaluation of long-lived assets for impairment.

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

        Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of our cumulative results in recent years. In certain jurisdictions, our analysis indicates that we have cumulative three year historical losses on this basis. This is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. Based upon this analysis, we believe it is more likely than not that the net deferred tax asset in certain foreign jurisdictions may not be realized in the future. Accordingly, we maintain a valuation allowance related to those net deferred tax assets.

        Pensions.    We account for our defined benefit pension plans using amounts determined on an actuarial basis. This determination involves the selection of various assumptions, including expected rates of return on plan assets and discount rates.

        A key assumption in determining our net pension expense is the expected long-term rate of return on plan assets. The expected return on plan assets is determined by applying the expected long-term rate of return on assets to a calculated market-related value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. Asset gains and losses will be amortized over five years in determining the market-related value of assets used to calculate the expected return component of pension income. We review our long-term rate of return assumptions annually through comparison of our historical actual rates of return with our expectations, and consultation with our actuaries and investment advisors regarding their expectations for future returns. While we believe our assumptions of future returns are reasonable and appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future pension expense. The weighted average expected long-term rate of return on assets used to determine net periodic benefit cost was 6.44% for 2013 compared to 6.48% for 2012 and 6.72% for 2011.

        Another key assumption in determining our net pension expense is the assumed discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the highest ratings given by a recognized ratings agency, and that have cash flows similar to those of the underlying benefit obligation. The weighted average discount rate used to calculate the benefit obligations as of December 31, 2013 was 4.51% compared to 4.16% as of December 31, 2012. The weighted average discount rate used to determine net periodic benefit cost for 2013 was 4.16% compared to 4.76% for 2012 and 5.49% for 2011.

        Based on our assumptions as of December 31, 2013, the measurement date, a change in these assumptions, holding all other assumptions constant, would have the following effect on our pension costs and obligations on an annual basis:

	Increase			Decrease
	U.S.	U.K.	All Other	U.S.	U.K.	All Other
	(Dollars in millions)
Impact on Net Periodic Benefit Cost:
.25% change in discount rate	$(1)	$4	$(3)	$1	$(5)	$3
.25% change in expected long-term rate of return	(2)	(14)	(1)	2	14	1
Impact on Obligations:
.25% change in discount rate	$(21)	$(149)	$(33)	$22	$154	$35

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

        Our 2014 pension income is estimated to be approximately $3 million in the U.S. and $135 million in the U.K., while our pension expense is estimated to be approximately $53 million in the rest of the world (based on December 31, 2013 exchange rates). During 2014, our minimum expected funding is £30 million, or $50 million, for the U.K. pension plan and $50 million for pension plans in the rest of the world (based on December 31, 2013 exchange rates). However, we may, at our discretion, make additional contributions. We do not expect to make any funding contributions to the U.S. plans.

        As of December 31, 2013, the U.K. plan is in an overfunded position for U.S. GAAP. The most recent triennial funding valuation of the U.K. plan, dated March 31, 2012, was filed in February of 2013. This funding valuation, calculated on a U.K. statutory basis, reflected a deficit of £130 million (or $207 million at that time). We have agreed with the U.K. plan trustee to make £30 million in annual contributions, which will continue until the earlier of 2023 or until the Plan reaches a funding level of 101% for a sustained period on a U.K. statutory funding basis.

        There are a number of fundamental differences in the determination of the funded status pursuant to U.S. GAAP and the U.K. statutory funding valuation. The U.K. statutory funding valuation employs statutory funding principles and guidance issued by the U.K. Pensions Regulator (the U.K. regulatory body ultimately responsible for approving deficit recovery plans) and requires the use of conservative, or "prudent," assumptions in determining the Plan's funded position, whereas U.S. GAAP requires that "best estimate" assumptions be employed. For example, the funding valuation uses a U.K. government bond yield as the underlying reference discount rate to calculate the present value of the plan obligations, compared to high quality corporate bond rates which are used in determining obligations under U.S. GAAP. Other differences between U.K. statutory funding and U.S. GAAP valuation bases include differing price/pension inflation rates and life expectancy assumptions.

        Other Postretirement Benefits.    We account for our postemployment benefits other than pensions ("OPEB") using amounts determined on an actuarial basis. This determination involves the selection of various assumptions, including a discount rate and health care cost trend rates used to value benefit obligations. The discount rate reflects the current rate at which the OPEB liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the highest ratings given by a recognized ratings agency and that have cash flows similar to those of the underlying benefit obligation. We develop our estimate of the health care cost trend rates used to value the benefit obligation through review of our recent health care cost trend experience and through discussions with our actuary regarding the experience of similar companies. Changes in the assumed discount rate or health care cost trend rate can have a significant impact on our actuarially determined liability and related OPEB expense.

        The following are the significant assumptions used in the measurement of the accumulated projected benefit obligation ("APBO") as of the measurement date for each year:

	2013		2012
	U.S.	Rest of World	U.S.	Rest of World
Discount rate	5.00%	4.75%	4.00%	4.00%
Initial health care cost trend rate at end of year	6.90%	4.00%	7.00%	4.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2018	2017	2017	2017

        Based on our assumptions as of December 31, 2013, the measurement date, a change in these assumptions, holding all other assumptions constant, would have the following effect on our OPEB expense and obligation on an annual basis.

	Increase		Decrease
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Impact on Net Postretirement Benefit Cost:
1% change in assumed health care cost trend rate	$1	$—	$(1)	$—
Impact on Obligation:
0.25% change in discount rate	$(7)	$(3)	$7	$3
1% change in assumed health care cost trend rate	$22	$9	$(22)	$(8)

        Our 2014 OPEB expense is estimated to be approximately $5 million (based on December 31, 2013 exchange rates), which includes the effects of the adoption of certain amendments which modify future benefits for participants. We fund our OPEB obligation on a pay-as-you-go basis. In 2014, we expect to contribute approximately $37 million to our OPEB plans.

RESULTS OF OPERATIONS

        The following consolidated statements of earnings compare the results of earnings for the periods presented:

Total Company Results of Operations

Consolidated Statements of Earnings

				Variance
	Years Ended December 31,
				2013 vs. 2012	2012 vs. 2011
	2013	2012	2011
	(Dollars in millions)
Sales	$17,435	$16,444	$16,244	$991	$200
Cost of sales	15,505	14,655	14,384	850	271

Gross profit	1,930	1,789	1,860	141	(71)
Administrative and selling expenses	624	634	613	(10)	21
Amortization of intangible assets	14	12	15	2	(3)
Restructuring charges and asset impairments	66	95	27	(29)	68
Other income—net	(1)	(37)	(55)	36	18

Operating income	1,227	1,085	1,260	142	(175)
Interest expense—net	132	111	118	21	(7)
Loss on retirement of debt—net	20	6	40	14	(34)
Gain on business acquisition	—	—	(7)	—	7
Equity in earnings of affiliates, net of tax	(46)	(40)	(39)	(6)	(1)

Earnings before income taxes	1,121	1,008	1,148	113	(140)
Income tax expense (benefit)	114	(33)	(47)	147	14

Net earnings	1,007	1,041	1,195	(34)	(154)
Less: Net earnings attributable to noncontrolling interest, net of tax	37	33	38	4	(5)

Net earnings attributable to TRW	$970	$1,008	$1,157	$(38)	$(149)

Sales

        Changes in both vehicle production levels and our sales, by major geographic region, are presented below:

	2013 vs. 2012 Variance		2012 vs. 2011 Variance
	Vehicle Production(a)	TRW Sales	Vehicle Production(a)	TRW Sales
North America	5%	5%	17%	16%
Europe	—%	2%	(5)%	(13)%
Rest of World	5%	17%	9%	13%

(a)
Source: Primarily IHS Automotive light vehicle production forecast.

Cost of Sales

        Changes in the major components within our cost of sales are presented below:

(Dollars in millions)
Cost of sales, year ended December 31, 2011	$14,384
Material	385
Labor and other	(83)
Depreciation	(31)

Cost of sales, year ended December 31, 2012	14,655
Material	602
Labor and other	230
Depreciation	18

Cost of sales, year ended December 31, 2013	$15,505

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

        Sales for the year ended December 31, 2013 increased by $991 million, or 6%, compared to the year ended December 31, 2012. The increase in sales was driven by higher production volume primarily in North America and Asia Pacific and increased global module sales, together totaling $843 million, and the favorable impact of foreign currency exchange of $176 million, partially offset by lower sales of $28 million related to a business divested in the third quarter of 2012.

        The change in TRW sales in North America for the year ended December 31, 2013 was consistent with the vehicle production changes in the region. In Europe, sales were positively impacted by foreign currency exchange, primarily due to the performance of the euro against the U.S. dollar. Excluding the impact of foreign currency exchange, sales decreased 1% in Europe, which was only slightly less than the flat vehicle production level. In the Rest of World, the increase in our sales outpaced the industry production increase due to a favorable concentration of customers, particularly in China, and increased demand for our safety products.

        Cost of sales increased by $850 million, or 6%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was driven primarily by additional costs associated with higher volume and inflation, together totaling $680 million, and the unfavorable impact of foreign currency exchange of $170 million.

        Gross profit, as a percentage of sales, for the year ended December 31, 2013 was 11.1% compared to 10.9% for the year ended December 31, 2012. This improvement was driven primarily by additional cost reductions and the favorable profit impact of additional volume, partially offset by a higher proportion of lower-margin business.

        Gross profit increased by $141 million compared to the year ended December 31, 2012. The increase in gross profit was driven primarily by the favorable impact of higher sales (net of a higher proportion of lower margin business) of $191 million, the favorable impact of foreign currency exchange of $6 million, and the elimination of a loss from a business divested in the third quarter of 2012 of $5 million. Partially offsetting these favorable items was the unfavorable impact of non-commodity inflation, salary and other items of $61 million.

        Administrative and selling expenses, as a percentage of sales, were 3.6% for the year ended December 31, 2013 compared to 3.9% for the year ended December 31, 2012. The decrease of $10 million was primarily driven by a lower net loss of $21 million in 2013 compared to 2012 related to settlement and curtailment activity within the U.S. salaried pension plan and for certain retiree medical benefits, and cost reductions in excess of non-commodity inflation, salary and other items of $6 million.

These decreases were partially offset by the unfavorable impact of increased share-based compensation expense of $12 million and unfavorable foreign currency exchange of $5 million.

        Restructuring charges and asset impairments decreased by $29 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. This was driven by overall lower severance and other charges of $35 million, primarily related to our overall restructuring efforts in Europe, partially offset by an increase in asset impairments of $5 million.

        Other income—net decreased by $36 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. This decrease was due to an unfavorable increase in foreign currency exchange losses of $15 million, a decrease in other miscellaneous income of $7 million and in net gains on sales of assets of $6 million, an increase in the provision for bad debts of $5 million and an unfavorable change in the marking to market of forward electricity purchase contracts of $4 million.

        Interest expense—net increased by $21 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily as the result of increased debt levels, including the issuances of the 4.5% and 4.45% Senior Notes, and reduced interest income.

        Loss on retirement of debt was $20 million for the year ended December 31, 2013 compared to $6 million for the year ended December 31, 2012. During 2013, we exercised our option to redeem $205 million in principal amount outstanding of our 8.875% notes due in December 2017 at a price of 104.438% of par and recorded a loss on retirement of debt of $12 million, which included the redemption premium and write-off of related debt issue costs and discounts. In addition, we repurchased portions of our senior unsecured notes due in 2014 and 2017 totaling $91 million in principal amount and recorded a loss on retirement of debt of $5 million, which included the write-off of a portion of related debt issue costs. Exchangeable senior note holders exchanged approximately $26 million in principal amount of notes for approximately 880,000 shares of Company stock. In conjunction with the exchange, we recorded a loss on retirement of debt of $3 million, which included the write-off of a portion of related debt issue costs and debt discount.

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

        Income tax expense for the year ended December 31, 2013 was $114 million on pre-tax earnings of $1,121 million compared to income tax benefit of $33 million on pre-tax earnings of $1,008 million for the year ended December 31, 2012. Income tax expense for the year ended December 31, 2013 includes a tax benefit of approximately $153 million related to our ability to utilize historical foreign tax credits in future periods and the corresponding recognition of a deferred tax asset. Income tax expense for the period ended December 31, 2013 also includes a tax benefit of approximately $43 million relating to the enactment of various tax legislation during the year and a net tax expense of $17 million resulting from net losses in certain foreign jurisdictions with no corresponding tax benefit due to increases in our valuation allowances. Income tax benefit for the year ended December 31, 2012 includes a tax benefit of approximately $255 million related to various tax planning and legal entity restructuring actions. Income tax benefit for the year ended December 31, 2012 also includes a net benefit of $63 million related to reductions in our global valuation allowance on net deferred tax assets. The income tax rate for both periods varies from the United States statutory income tax rate due primarily to the items noted above as well as favorable foreign tax rates, holidays, and credits.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

        Sales for the year ended December 31, 2012 increased by $200 million, or 1%, compared to the year ended December 31, 2011. The increase in sales was driven by higher production volume primarily in North America and Asia Pacific (net of lower volume in Europe) and increased global module sales, together totaling $938 million, partially offset by the unfavorable impact of foreign currency exchange of $738 million.

        The increase in our sales in North America for the year ended December 31, 2012 was slightly lower than the regional increase in vehicle production. However, the increase in our sales to our primary customers, the Detroit Three, outpaced the 7% increase in their production due to increased demand for our safety products. In Europe, in addition to lower vehicle production levels, sales were negatively impacted by foreign currency exchange, primarily due to the performance of the euro against the U.S. dollar. Excluding the impact of foreign currency exchange, sales decreased 6% in Europe, which was generally in line with the decline in production. In the Rest of World, the increase in our sales outpaced the industry production increase due to a favorable concentration of customers, particularly in China, and increased demand for our safety products. Foreign currency exchange, primarily due to the performance of the Brazilian real and Chinese renminbi, negatively impacted our sales in the Rest of World as well. Excluding the impact of foreign currency exchange, sales increased 17% in the Rest of World.

        Cost of sales increased by $271 million, or 2%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was driven primarily by additional costs associated with higher volume and inflation, together totaling $927 million, partially offset by the favorable impact of foreign currency exchange of $656 million.

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

        Gross profit decreased by $71 million compared to the year ended December 31, 2011. The decrease in gross profit was driven primarily by the unfavorable impact of foreign currency exchange of $82 million, increased costs to support growth plans (such as research, development, engineering and other salary costs) of $60 million, the non-recurrence of a prior year favorable resolution of a commercial matter of $19 million and lower margin related to businesses divested in the third quarter of 2012 and fourth quarter of 2011 of $8 million. Partially offsetting these unfavorable items was the favorable impact of higher sales (net of a higher proportion of lower margin business) of $98 million.

        Administrative and selling expenses, as a percentage of sales, were 3.9% for the year ended December 31, 2012 compared to 3.8% for the year ended December 31, 2011. The increase of $21 million was primarily driven by a net loss of $52 million related to settlement and curtailment activity within the U.S. salaried pension plan and for certain retiree medical benefits, as well as increased wages and benefits of $21 million, partially offset by lower costs incurred related to the antitrust matters of $17 million, the non-recurrence of a $10 million expense recognized related to the termination of the transaction and monitoring fee agreement with an affiliate of The Blackstone Group L.P., and the favorable impact of foreign currency exchange of $25 million.

        Restructuring charges and asset impairments increased by $68 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. This was driven by higher severance and other charges of $71 million, primarily related to our restructuring efforts in Europe, partially offset by a decrease in asset impairments of $3 million.

        Other income—net decreased by $18 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. This decrease was due to lower gains on sales of assets and divestitures of $9 million, lower royalty and grant income of $8 million, the non-recurrence of a prior year $6 million reversal of litigation charges related to the favorable resolution of certain legacy pension matters, a fine of $5 million recorded for antitrust matters, and lower other miscellaneous income and the unfavorable impact of foreign currency exchange, together totaling $5 million. These decreases were partially offset by an improvement in the provision for bad debts of $15 million.

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

        Income tax benefit for the year ended December 31, 2012 was $33 million on pre-tax earnings of $1,008 million compared to income tax benefit of $47 million on pre-tax earnings of $1,148 million for the year ended December 31, 2011. Income tax benefit for the year ended December 31, 2012 includes a tax benefit of approximately $255 million related to various tax planning and restructuring actions. This tax benefit is related to our ability to utilize U.S. foreign tax credits that will be realized in the future as a result of our improved performance in the U.S. and favorable foreign rate variances resulting from certain fourth quarter legal entity restructuring. Income tax benefit for the year ended December 31, 2012 also includes a net benefit of $63 million which is comprised of two items: 1) a net expense of $37 million resulting from net losses in certain foreign jurisdictions with no corresponding tax benefit due to increases in our valuation allowances, and 2) a net tax benefit of $100 million resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in Canada and certain other foreign subsidiaries. Income tax benefit for the year ended December 31, 2011 includes a net tax benefit of $326 million related to reductions in our global valuation allowance against net deferred tax assets (primarily related to our U.S. operations) and a net benefit of approximately $50 million related to the favorable resolution of various tax matters in foreign jurisdictions and other tax matters. The income tax rate for both periods varies from the United States statutory income tax rate due primarily to the items noted above as well as favorable foreign tax rates, holidays, and credits.

SEGMENT RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2013 and December 31, 2012:

  Sales, Including Intersegment Sales

	Years Ended December 31,			Variance Drivers:
			2013 vs. 2012	Volume	Foreign
	2013	2012	Variance	and Other	Currency
	(Dollars in millions)
Chassis Systems	$11,506	$10,705	$801	$723	$78
Occupant Safety Systems	3,444	3,377	67	(3)	70
Electronics	1,264	1,168	96	90	6
Automotive Components	1,983	1,898	85	56	29

Segment Sales	18,197	17,148	1,049	866	183
Intersegment eliminations	(762)	(704)	(58)

Total sales	$17,435	$16,444	$991

  •
  The following items are included in Volume and Other above:

  •
  The unfavorable impact of price reductions provided to customers of $87 million in Occupant Safety Systems and $33 million in Electronics.

  •
  The unfavorable impact of lower sales of $28 million in Chassis Systems related to a business divested in the third quarter of 2012.

  •
  The favorable impact of foreign currency exchange primarily relates to the performance of the euro against the U.S. dollar.

  Cost of Sales

				Variance
	Years Ended December 31,			Components:		Variance Drivers:
			2013 vs.		Labor	Volume
			2012	Material	and Other	and	Foreign
	2013	2012	Variance	Cost	Costs	Inflation	Currency	Other
	(Dollars in millions)
Chassis Systems	$10,369	$9,692	$677	$548	$129	$625	$85	$(33)
Occupant Safety Systems	3,119	3,057	62	17	45	(1)	63	—
Electronics	1,119	1,024	95	71	24	92	3	—
Automotive Components	1,768	1,711	57	28	29	32	25	—

Segment cost of sales before intersegment eliminations	16,375	15,484	891	664	227	748	176	(33)
Intersegment eliminations	(762)	(704)	(58)

Segment cost of sales	$15,613	$14,780	$833

  •
  The Volume and Inflation category above represents amounts net of cost reduction efforts.

  •
  The unfavorable impact of foreign currency exchange primarily relates to the performance of the euro against the U.S. dollar.

  •
  The following items are included in Other above:

  •
  The reduction of $33 million in cost of sales in Chassis Systems related to a business divested in the third quarter of 2012.

  Earnings Before Taxes

	Years Ended December 31,			Variance Drivers:
			2013 vs.			Cost
			2012		Foreign	(Increases)/
	2013	2012	Variance	Volume	Currency	Reductions	Restructuring	Other
	(Dollars in millions)
Chassis Systems	$841	$669	$172	$155	$(14)	$(15)	$41	$5
Occupant Safety Systems	239	254	(15)	8	4	77	(17)	(87)
Electronics	126	132	(6)	8	2	18	(1)	(33)
Automotive Components	150	115	35	19	4	5	7	—

Segment earnings before taxes	1,356	1,170	186	190	(4)	85	30	(115)
Corporate expense and other	(120)	(78)	(42)
Financing costs	(132)	(111)	(21)
Loss on retirement of debt—net	(20)	(6)	(14)
Net earnings attributable to noncontrolling interest, net of tax	37	33	4

Earnings before income taxes	$1,121	$1,008	$113

  •
  The Volume category above includes the net impact of a higher proportion of lower margin business, including the introduction of new products at initial lower margins in our Electronics segment.

  •
  The unfavorable impact of foreign currency exchange in our Chassis Systems segment primarily relates to the performance of the Brazilian real, which outweighed the favorable impact of the performance of the euro. The Occupant Safety Systems, Electronics and Automotive Components segments were primarily impacted by the performance of the euro.

  •
  The Cost Reductions category above represents cost savings in excess of growth costs, such as salary and engineering costs, as well as non-commodity inflation and other costs.

  •
  The following items are included in Other above:

  •
  The unfavorable impact of price reductions provided to customers of $87 million in Occupant Safety Systems and $33 million in Electronics.

  •
  The elimination of a loss of $5 million in Chassis Systems related to a business divested in the third quarter of 2012.

  •
  Certain income and costs not associated with the current operations of our segments are recorded within Corporate. For example, we recognize transactions related to our closed pension plan in the U.K. within Corporate. This plan included hourly employees, substantially all of whom are not actively employed by the Company. Other items recognized within Corporate include costs associated with corporate staff and related expenses, financing costs and gains or losses on the retirement of debt, and certain curtailments of benefit plans.

Comparison of the Year Ended December 31, 2012 and December 31, 2011:

  Sales, Including Intersegment Sales

	Years Ended December 31,			Variance Drivers:
			2012 vs. 2011	Volume	Foreign
	2012	2011	Variance	and Other	Currency
	(Dollars in millions)
Chassis Systems	$10,705	$10,217	$488	$939	$(451)
Occupant Safety Systems	3,377	3,630	(253)	(52)	(201)
Electronics	1,168	1,075	93	111	(18)
Automotive Components	1,898	1,940	(42)	59	(101)

Segment Sales	17,148	16,862	286	1,057	(771)
Intersegment eliminations	(704)	(618)	(86)

Total sales	$16,444	$16,244	$200

  •
  The following items are included in Volume and Other above:

  •
  The unfavorable impact of lower sales of $104 million in Chassis Systems related to businesses divested in the third quarter of 2012 and fourth quarter of 2011.

  •
  The unfavorable impact of price reductions provided to customers of $86 million in Occupant Safety Systems.

  •
  The unfavorable impact of foreign currency exchange primarily relates to the performance of the euro against the U.S. dollar.

  Cost of Sales

				Variance
	Years Ended December 31,			Components:		Variance Drivers:
			2012 vs.		Labor	Volume
			2011	Material	and Other	and	Foreign
	2012	2011	Variance	Cost	Costs	Inflation	Currency	Other
	(Dollars in millions)
Chassis Systems	$9,692	$9,139	$553	$535	$18	$1,028	$(398)	$(77)
Occupant Safety Systems	3,057	3,237	(180)	(105)	(75)	(3)	(177)	—
Electronics	1,024	964	60	66	(6)	73	(13)	—
Automotive Components	1,711	1,752	(41)	(25)	(16)	47	(88)	—

Segment cost of sales before intersegment eliminations	15,484	15,092	392	471	(79)	1,145	(676)	(77)
Intersegment eliminations	(704)	(618)	(86)

Segment cost of sales	$14,780	$14,474	$306

  •
  The Volume and Inflation category above represents amounts net of cost reduction efforts.

  •
  The favorable impact of foreign currency exchange primarily relates to the performance of the euro against the U.S. dollar.

  •
  The following items are included in Other above:

  •
  The reduction of $96 million in cost of sales in Chassis Systems related to businesses divested in the third quarter of 2012 and fourth quarter of 2011, partially offset by the non-recurrence of a prior year favorable resolution of a commercial matter of $19 million.

  Earnings Before Taxes

	Years Ended December 31,			Variance Drivers:
			2012 vs.			Cost
			2011		Foreign	(Increase)/
	2012	2011	Variance	Volume	Currency	Reductions	Restructuring	Other
	(Dollars in millions)
Chassis Systems	$669	$814	$(145)	$86	$(48)	$(80)	$(62)	$(41)
Occupant Safety Systems	254	334	(80)	(36)	(16)	69	(11)	(86)
Electronics	132	100	32	20	(1)	12	1	—
Automotive Components	115	101	14	8	(12)	14	4	—

Segment earnings before taxes	1,170	1,349	(179)	78	(77)	15	(68)	(127)
Corporate expense and other	(78)	(81)	3
Financing costs	(111)	(118)	7
Loss on retirement of debt—net	(6)	(40)	34
Net earnings attributable to noncontrolling interest, net of tax	33	38	(5)

Earnings before income taxes	$1,008	$1,148	$(140)

  •
  The Volume category above represents amounts net of a higher proportion of lower margin business for all Segments.

  •
  The unfavorable impact of foreign currency exchange in our Chassis Systems segment primarily relates to the performance of the Brazilian real and the euro, which both weakened relative to the U.S. dollar over the course of the year. The Occupant Safety Systems, Electronics and Automotive Components segments were primarily impacted by the performance of the euro.

  •
  The Cost (Increase)/Reductions category above represents cost savings net of growth costs, such as salary and engineering costs, as well as non-commodity inflation and other costs.

  •
  The following items are included in Other above:

  •
  The unfavorable impact of price reductions provided to customers of $86 million in Occupant Safety Systems.

  •
  The non-recurrence of $22 million of benefit in Chassis Systems related to businesses divested in the third quarter of 2012 and fourth quarter of 2011.

  •
  The non-recurrence of a prior year favorable resolution of a commercial matter of $19 million in Chassis Systems.

LIQUIDITY AND CAPITAL RESOURCES

        On an annual basis, our primary source of liquidity is cash flows generated from operations. At various points during the course of a given year, we may be in an operating cash usage position, which is not unusual given the seasonality of our business. We also have available liquidity under our Revolving Credit Facility and the other credit facilities described below, subject to certain conditions. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. Further, with our growth in emerging markets and the move by OEMs to more global platforms, our working capital may increase accordingly. Although we have historically been successful in managing the timing of our cash flows, future success will depend on the financial position of our customers and suppliers, and on industry conditions.

        We believe that funds generated from operations, cash on hand and available borrowing capacity will be adequate to fund our liquidity requirements. These requirements, which are significant, generally consist of working capital requirements, company-sponsored research and development programs, capital expenditures, debt service requirements, cash taxes, and contributions for pensions and postretirement benefits other than pensions. In addition, we have been using available funds to reduce debt and to repurchase shares of our common stock under board-approved share repurchase programs. Our current financing plans are intended to provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. However, our ability to continue to fund these items, to repurchase shares of common stock and to reduce debt may be affected by general economic, industry specific, financial market, competitive, legislative and regulatory factors, including factors relating to the ongoing Antitrust Investigations.

        As of December 31, 2013, the amount of cash and cash equivalents held by foreign subsidiaries was $1.1 billion. If these funds were needed for our operations in the U.S., we would be required to provide for U.S. federal and state income tax, foreign income tax, and foreign withholding taxes on the funds repatriated. A significant portion of this cash and cash equivalents is not deemed to be permanently reinvested. As such, we have already provided for these taxes on this portion. However, for the entities that hold the remainder of such cash and cash equivalents, we have not provided for such taxes as it is our intention that those funds are permanently reinvested outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash Flows

        Operating Activities.    Cash provided by operating activities was $1,126 million, $956 million and $1,120 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The increase in cash provided by operations for 2013 compared to 2012 was primarily the result of higher cash earnings, a reduction in cash outflows for other liabilities primarily relating to customer pricing, warranty and recall matters of $120 million, lower cash paid for taxes and pension of $40 million and $17 million, respectively, as well as the non-recurrence of employee benefit-related payments of $40 million, which included the payout for certain cash incentive and retention awards for executive officers and vice presidents that vested and were paid in 2012. These favorable variances in operating cash flows were partially offset by increased working capital requirements of $180 million and higher outflows for restructuring and other severance-related payments of $69 million.

        The decrease in cash provided by operations for 2012 compared to 2011 was primarily the result of lower cash earnings, higher levels of cash payments for taxes of $77 million, employee benefit-related payments of $40 million, which included the payout for certain cash incentive and retention awards for executive officers and vice presidents that vested during the period, and higher levels of net cash payments for value-added taxes of $14 million due to the timing of cash flows associated with payments and collections. These unfavorable changes in operating cash flows were partially offset by improvements in working capital of $61 million, a reduction in restructuring and other severance-related payments of $22 million, and lower outflows for other liabilities. During 2012, we made discretionary pension contributions of $20 million.

        Investing Activities.    Cash used in investing activities was $734 million, $608 million and $509 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Capital expenditures were $735 million, $623 million and $571 million for the years ended December 31, 2013, 2012 and 2011, respectively. These capital expenditures were primarily related to investing in new facilities, upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. In 2012 and 2011, a significant portion of our capital expenditures were made to support our strategic growth in China and Brazil. As we continue with our expansion plans, we expect to spend between $730 million and $750 million on capital expenditures during 2014, depending on timing of expenditures, as we continue to invest in our strategic priorities and growth.

        Financing Activities.    Cash provided by financing activities was $110 million for the year ended December 31, 2013. Cash used in financing activities was $385 million and $405 million for the years ended December 31, 2012 and 2011, respectively.

        During 2013, we received $394 million and $395 million of proceeds, net of fees, from the issuance of $400 million and $400 million in principal amount of 4.50% senior unsecured notes and 4.45% senior unsecured notes, respectively. Further, we also received $90 million of proceeds under various borrowing arrangements.

        During 2013 and 2012, we used $520 million and $268 million, respectively, to repurchase 7.5 million and 5.6 million shares, respectively, of our common stock.

        During 2013, 2012 and 2011, we utilized $309 million, $53 million and $426 million, respectively, of cash on hand to optionally repurchase portions of our senior unsecured notes totaling $296 million, $48 million and $341 million, respectively, in principal amount, while also utilizing $31 million, $33 million and $29 million, respectively, of cash on hand to redeem other long-term debt. In addition, certain of our subsidiaries paid dividends of $31 million, $46 million and $12 million, respectively, to noncontrolling stockholders during 2013, 2012 and 2011. Also during these periods, we received $30 million, $21 million and $20 million, respectively, of net proceeds from the exercise of stock options.

Other Sources of Liquidity

        The Eighth Credit Agreement provides for senior credit facilities consisting of (i) a revolving credit facility in the amount of $1.4 billion which matures in September 2017, subject to certain conditions (the "Revolving Credit Facility"), and (ii) additional availability which may be used in the future for one or more term loans or additional revolving facilities (together with the Revolving Credit Facility, the "Facilities").

        We may draw down on, and use proceeds from, our Revolving Credit Facility to fund normal working capital needs from month to month in conjunction with available cash on hand. As of December 31, 2013, we had no outstanding borrowings under our Revolving Credit Facility, resulting in approximately $1.4 billion of availability. See "—Senior Credit Facilities" in Note 11 to our consolidated financial statements included in Item 8 of this Report for a description of these facilities.

        As of December 31, 2013, our subsidiaries in the Asia Pacific region also had various uncommitted credit facilities, of which $147 million was unutilized. We expect that these additional facilities will be drawn from time to time for normal working capital purposes and to fund capital expenditures in support of planned expansion in Asia Pacific.

        Under normal working capital utilization of liquidity, portions of the amounts drawn under our liquidity facilities typically are paid back throughout the month as cash from customers is received. We could then draw upon such facilities again for working capital purposes in the same or succeeding months.

Other Capital Transactions Impacting Liquidity

        Share Repurchase Programs.    During 2013, we repurchased 1.5 million shares of our common stock under the Anti-Dilution Program using $95 million. We also repurchased 6.0 million shares of our common stock under the $2 Billion Program using $425 million. During 2014, we expect to spend approximately $500 million to repurchase shares of our common stock. See Item 5 and Note 14 to our consolidated financial statements included in Item 8 of this Report for further information.

        Senior Note Redemption and Debt Repurchases.    During 2013, we exercised our option to redeem $205 million in principal amount of our 8.875% notes due in December 2017 at 104.438% of par and recorded a loss on retirement of debt of $12 million, which included the redemption premium and write-off of related debt issue costs and discounts. In addition, we repurchased portions of our senior notes due in 2014 and 2017 totaling $91 million in principal amount and recorded a loss on retirement of debt of $5 million which included the write-off of a portion of related debt issue costs. The redemption of the 8.875% notes and the senior note repurchases were funded from cash on hand. See Note 11 to our consolidated financial statements included in Item 8 of this Report for further information.

Contractual Obligations and Commitments

        The following table reflects our significant contractual obligations as of December 31, 2013:

	Less Than One Year	One to Three Years		Three to Five Years	More Than Five Years	Total
	(Dollars in millions)
Short-term borrowings	$159	$—		$—	$—	$159
Long-term debt obligations	480	220	(b)	447	804	1,951
Capital lease obligations	2	4		6	6	18
Operating lease obligations	67	84		69	55	275
Projected interest payment on long-term debt(a)	103	153		91	134	481

Total	$811	$461		$613	$999	$2,884

(a)
Long term debt includes both fixed rate and variable rate obligations. As of December 31, 2013, approximately 8% of our total debt was at variable interest rates. The projected interest payment obligations are based upon (1) fixed rates where appropriate and (2) projected London Interbank Borrowing Rates ("LIBOR") obtained from third parties plus applicable margins as of the current balance sheet date for variable rate obligations. The projected interest payment obligations are also based upon debt outstanding at the balance sheet date and assume retirement at scheduled maturity dates.

(b)
Upon issuance of our exchangeable notes a debt discount was recognized as a decrease in debt and an increase in equity. Accordingly, the fair value and carrying value of long-term fixed rate debt is net of the unamortized discount of $14 million as of December 31, 2013. The debt discount does not affect the actual amount we are required to repay, therefore it is excluded in the contractual obligation table but is reflected in the carrying value disclosed in Note 11 of this Report.

        As of December 31, 2013, we have unrecognized tax benefits of $176 million. However, due to a high degree of uncertainty regarding the timing of such future cash outflows, reasonable estimates cannot be made regarding the period of cash settlement with the applicable taxing authority.

        In addition to the obligations discussed above, we sponsor defined benefit pension plans that cover a significant portion of our U.S. employees and certain non-U.S. employees. Our pension plans in the U.S. are funded in conformity with the minimum funding requirements of the Pension Protection Act of 2006. Additionally, we periodically make discretionary contributions to the plans in support of risk management initiatives. Funding for our pension plans in other countries is based upon actuarial recommendations or statutory requirements. In 2014, our expected funding is £30 million, or $50 million for the U.K. plan and $50 million for pension plans in the rest of the world, however, we may, at our discretion, make additional contributions. We do not expect to make any funding contributions to the U.S. plans.

        We sponsor OPEB plans that cover a substantial number of our U.S. and certain non-U.S. retirees and provide benefits to certain eligible employees and dependents upon retirement. We are subject to increased OPEB cash costs due to, among other factors, rising health care costs. We fund our OPEB obligations on a pay-as-you-go basis. In 2014, we expect to contribute approximately $37 million to our OPEB plans.

        We also have liabilities recorded for various environmental matters. As of December 31, 2013, we had reserves for environmental matters of $68 million. We expect to pay approximately $20 million in 2014 in relation to these matters.

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

CONTINGENCIES

        The information concerning the ongoing Antitrust Matters contained in Item 3 "Legal Proceedings" of this Report and the information concerning other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 17 to our consolidated financial statements included in Item 8 of this Report, is incorporated herein by reference. The additional information concerning environmental matters included in Item 1 "Business—Environmental Matters" of this Report is also incorporated herein by reference.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        See Note 2 to our consolidated financial statements included in Item 8 of this Report for a discussion of recently issued accounting pronouncements.

OUTLOOK

        We expect full year 2014 sales to be in the range of $17.3 billion to $17.6 billion, including first quarter sales of approximately $4.3 billion. These sales figures are based on expected 2014 production levels of 16.8 million units in North America, 19.5 million units in Europe, the exit of certain North American brake component and assembly operations, continued expansion in vehicle production volumes in China, and our expectations for foreign currency exchange rates. We expect our full year 2014 effective tax rate to be approximately 28% to 30%.

        In general, we expect global production levels to increase slightly in 2014 compared to 2013. In North America, the industry recovery continues in a positive direction with expected production levels in 2014 to be comparable to 2013. Production levels for the Detroit Three (defined as Chrysler Group LLC, Ford Motor Company, and General Motors Company, combined), are expected to lag behind the production levels for the region. In general, our financial results are more closely correlated to the production by the Detroit Three given our higher sales content to these manufacturers compared to the Japanese manufacturers. In Europe, we expect continued stabilization of the economy with initial signs of an economic recovery signaling slight growth in production levels. At the same time, growth in Asia Pacific is expected to continue at a moderate pace in 2014. Considering the expected long-term growth within this region, we continue to invest appropriate levels of capital, engineering and infrastructure to underpin our expansion and position us to benefit from these growth opportunities.

        We continue to evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions and the production plans of our customers. We will continue to assess our cost base primarily in Europe, and in 2014 we intend to continue our restructuring efforts, including plant rationalizations, targeted workforce reductions and adjustments to certain of our fixed costs, to align our operations with the existing environment in those regions. As a result, we expect to incur restructuring charges of approximately $50 million in 2014. We believe these efforts are necessary actions in order to preserve our competitiveness and will provide lasting benefit over the long term.

        As previously disclosed, on September 13, 2013, we issued a notice to effect a "termination" of a supply agreement (the "Agreement") entered into with a major customer pertaining to certain of our North American brake component and assembly operations, which are included within our Chassis Systems segment. That notice triggered a 90-day consultation period, which has lapsed without the parties reaching an agreement for continued supply. We have received notice from our customer that it intends to cease purchasing the applicable component parts from us during the first quarter of 2014 as it transitions the business to other sources. Based on this notice, restructuring charges of $1 million were recorded in December 2013. Further, under the Agreement, the customer has the right to purchase machinery and equipment of the operations. If the customer does not exercise this right, asset impairment charges of up to $13 million could be incurred. In 2013, the operations under the Agreement had revenues and a net earnings before tax margin of approximately $670 million and 6.4%, respectively.

        While we expect net commodity inflation to be immaterial in 2014, we will continue to monitor commodity costs and work with our suppliers and customers to manage changes in such costs as required.

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

        Foreign Currency Exchange Rate Risk.    We enter into forward contracts and, to a lesser extent, options to hedge portions of our foreign currency denominated forecasted revenues, purchases and the subsequent cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. As of December 31, 2013, approximately 23% of our total debt was in foreign currencies, compared to 22% as of December 31, 2012.

        Interest Rate Risk.    We are subject to interest rate risk in connection with variable-rate debt. In order to manage interest costs, we may occasionally utilize interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements. As of December 31, 2013 and 2012, approximately 8% and 5%, respectively, of our total debt was at variable interest rates.

        Commodity Price Risk.    From time to time, we may utilize derivative financial instruments to manage select commodity price risks. Forward purchase agreements generally meet the criteria to be accounted for as normal purchases. Forward purchase agreements which do not or no longer meet these criteria are classified and accounted for as derivatives.

        Sensitivity Analysis.    We utilize a sensitivity analysis model to calculate the fair value, cash flows or statement of earnings impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we utilized applicable forward rates in effect as of December 31, 2013 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed. The results of the sensitivity model calculations follow:

Market Risk

	Assuming a 10% U.S.$ Strengthening	Assuming a 10% U.S.$ Weakening	Favorable (Unfavorable) Change in
	(Dollars in millions)
Foreign Currency Rate Sensitivity:
—Forward sales contracts of U.S.$ and net purchased U.S.$ put options	$(73)	$74	Fair value
—Forward purchase contracts of U.S.$ and net purchased U.S.$ call options	$29	$(29)	Fair value
—Foreign currency denominated debt	$49	$(49)	Fair value

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Favorable (Unfavorable) Change in
	(Dollars in millions)
Interest Rate Sensitivity:
Debt
—Fixed rate	$30	$(31)	Fair value
—Variable rate	$(1)	$1	Cash flow

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Years Ended December 31,
	2013	2012	2011
	(In millions, except per share amounts)
Sales	$17,435	$16,444	$16,244
Cost of sales	15,505	14,655	14,384

Gross profit	1,930	1,789	1,860
Administrative and selling expenses	624	634	613
Amortization of intangible assets	14	12	15
Restructuring charges and asset impairments	66	95	27
Other income—net	(1)	(37)	(55)

Operating income	1,227	1,085	1,260
Interest expense—net	132	111	118
Loss on retirement of debt—net	20	6	40
Gain on business acquisition	—	—	(7)
Equity in earnings of affiliates, net of tax	(46)	(40)	(39)

Earnings before income taxes	1,121	1,008	1,148
Income tax expense (benefit)	114	(33)	(47)

Net earnings	1,007	1,041	1,195
Less: Net earnings attributable to noncontrolling interest, net of tax	37	33	38

Net earnings attributable to TRW	$970	$1,008	$1,157

Basic earnings per share:
Earnings per share	$8.25	$8.24	$9.37

Weighted average shares outstanding	117.6	122.4	123.5

Diluted earnings per share:
Earnings per share	$7.85	$7.83	$8.82

Weighted average shares outstanding	124.6	129.7	133.0

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Comprehensive Earnings

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Net earnings	$1,007	$1,041	$1,195
Other comprehensive earnings (losses):
Foreign currency translation	(37)	72	(141)
Retirement obligations, net of tax(a)	154	(260)	(46)
Deferred cash flow hedges, net of tax(b)	(26)	58	(56)

Total other comprehensive earnings (losses)	91	(130)	(243)
Comprehensive earnings	1,098	911	952
Less: Comprehensive earnings attributable to noncontrolling interest	42	38	39

Comprehensive earnings attributable to TRW	$1,056	$873	$913

(a)
Tax on retirement obligations for the years ended December 31, 2013, 2012 and 2011 was $(66) million, $126 million, and $(97) million, respectively.

(b)
Tax on deferred cash flow hedges as of December 31, 2013, 2012 and 2011 was $7 million, $(19) million, and $17 million, respectively.

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Balance Sheets

	As of December 31,
	2013	2012
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,729	$1,223
Accounts receivable—net	2,478	2,200
Inventories	1,019	975
Prepaid expenses and other current assets	178	165
Deferred income taxes	224	165

Total current assets	5,628	4,728
Property, plant and equipment—net	2,718	2,385
Goodwill	1,760	1,756
Intangible assets—net	292	293
Pension assets	1,059	823
Deferred income taxes	316	380
Other assets	479	492

Total assets	$12,252	$10,857

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$159	$67
Current portion of long-term debt	482	26
Trade accounts payable	2,597	2,423
Accrued compensation	285	254
Income taxes	27	36
Other current liabilities	1,205	1,075

Total current liabilities	4,755	3,881
Long-term debt	1,473	1,369
Postretirement benefits other than pensions	375	396
Pension benefits	676	898
Deferred income taxes	145	123
Long-term liabilities	432	421

Total liabilities	7,856	7,088
Commitments and contingencies
Stockholders' equity:
Capital stock	1	1
Paid-in-capital	1,715	1,635
Retained earnings	2,858	2,408
Accumulated other comprehensive losses	(380)	(466)

Total TRW stockholders' equity	4,194	3,578
Noncontrolling interest	202	191

Total equity	4,396	3,769

Total liabilities and equity	$12,252	$10,857

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Operating Activities
Net earnings	$1,007	$1,041	$1,195
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	430	409	447
Net pension and other postretirement benefits income and contributions	(244)	(224)	(282)
Net gain on sales of assets and divestitures	—	(6)	(15)
Amortization of debt issuance costs	6	5	7
Loss on retirement of debt—net	20	6	40
Gain on business acquisition	—	—	(7)
Asset impairment charges	9	4	7
Deferred income taxes	(47)	(204)	(145)
Share-based compensation expense	36	21	15
Exchangeable bond premium amortization	10	7	8
Other—net	(21)	(32)	(14)
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable—net	(266)	76	(210)
Inventories	(42)	(113)	(105)
Trade accounts payable	153	62	279
Prepaid expense and other assets	3	(47)	19
Other liabilities	72	(49)	(119)

Net cash provided by operating activities	1,126	956	1,120
Investing Activities
Capital expenditures, including other intangible assets	(735)	(623)	(571)
Cash acquired in acquisition of business	—	—	15
Net proceeds from asset sales and divestitures	1	15	47

Net cash used in investing activities	(734)	(608)	(509)
Financing Activities
Change in short-term debt	90	—	41
Proceeds from issuance of long-term debt, net of fees	881	3	1
Fees paid to refinance credit facility	—	(9)	—
Redemption of long-term debt	(340)	(86)	(455)
Repurchase of capital stock	(520)	(268)	—
Proceeds from exercise of stock options	30	21	20
Dividends paid to noncontrolling interest	(31)	(46)	(12)

Net cash provided by (used in) financing activities	110	(385)	(405)
Effect of exchange rate changes on cash	4	19	(43)

Increase (decrease) in cash and cash equivalents	506	(18)	163
Cash and cash equivalents at beginning of period	1,223	1,241	1,078

Cash and cash equivalents at end of period	$1,729	$1,223	$1,241

Supplemental Cash Flow Information:
Interest paid	$112	$106	$128
Income tax paid—net	$157	$197	$120

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Stockholders' Equity

	TRW Stockholders Equity
	Number of Shares	Capital Stock and Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Total TRW Stockholders' Equity	Non- controlling Interest	Total Equity
	(In millions, except share data)
Balance at December 31, 2010	122,465,854	$1,639	$511	$(87)	$2,063	$175	$2,238
Net earnings	—	—	1,157	—	1,157	38	1,195
Other comprehensive income	—	—	—	(244)	(244)	1	(243)
Dividends paid	—	—	—	—	—	(12)	(12)
Divestitures	—	—	—	—	—	(3)	(3)
Share-based compensation activity
Sale of common stock under stock option plans	886,160	20	—	—	20	—	20
Issuance of common stock upon vesting of restricted stock units and exercise of stock-settled stock appreciation rights	399,441	(14)	—	—	(14)	—	(14)
Share-based compensation expense	—	15	—	—	15	—	15
Excess tax benefits on share-based compensation	—	3	—	—	3	—	3
Equity component of 3.5% exchangeable notes	—	(60)	—	—	(60)	—	(60)

Balance at December 31, 2011	123,751,455	1,603	1,668	(331)	2,940	199	3,139
Net earnings	—	—	1,008	—	1,008	33	1,041
Other comprehensive income	—	—	—	(135)	(135)	5	(130)
Dividends paid	—	—	—	—	—	(46)	(46)
Share-based compensation activity
Sale of common stock under stock option plans	887,392	21	—	—	21	—	21
Issuance of common stock upon vesting of restricted stock units and exercise of stock-settled stock appreciation rights	345,691	(10)	—	—	(10)	—	(10)
Share-based compensation expense	—	21	—	—	21	—	21
Excess tax benefits on share-based compensation	—	1	—	—	1	—	1
Repurchase of common stock	(5,612,491)	—	(268)	—	(268)	—	(268)

Balance at December 31, 2012	119,372,047	1,636	2,408	(466)	3,578	191	3,769
Net earnings	—	—	970	—	970	37	1,007
Other comprehensive income	—	—	—	86	86	5	91
Dividends paid	—	—	—	—	—	(31)	(31)
Share-based compensation activity
Sale of common stock under stock option plans	1,269,207	30	—	—	30	—	30
Issuance of common stock upon vesting of restricted stock units and exercise of stock-settled stock appreciation rights	324,947	(13)	—	—	(13)	—	(13)
Share-based compensation expense	—	36	—	—	36	—	36
Excess tax benefits on share-based compensation	—	1	—	—	1	—	1
Repurchase of common stock	(7,547,751)	—	(520)	—	(520)	—	(520)
Conversion of 3.5% exchangeable notes	880,350	26	—	—	26	—	26

Balance at December 31, 2013	114,298,800	$1,716	$2,858	$(380)	$4,194	$202	$4,396

See accompanying notes to consolidated financial statements.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements

1. Description of Business

        TRW Automotive Holdings Corp. (together with its subsidiaries, referred to herein as the "Company") is among the world's largest and most diversified suppliers of automotive systems, modules and components to global automotive original equipment manufacturers ("OEMs") and related aftermarkets. The Company conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products and systems. Active safety related products and systems principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products and systems principally refer to occupant restraints (primarily airbags and seat belts) and safety electronics (primarily electronic control units and crash and occupant weight sensors). The Company is primarily a "Tier 1" supplier (a supplier that sells to OEMs). In 2013, approximately 83% of the Company's end-customer sales were to major OEMs.

2. Basis of Presentation and Summary of Significant Accounting Policies

  Basis of Presentation

        The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles ("GAAP").

  Summary of Significant Accounting Policies

        Principles of Consolidation.    The consolidated financial statements reflect the financial position and operating results of the Company, including wholly owned subsidiaries and investees that the Company controls. Investments in entities that the Company does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Investments in entities in which the Company does not have the ability to exercise significant influence are accounted for under the cost method. Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represent minority stockholders' proportionate share of the equity in such subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Revenue Recognition.    Sales are recognized when there is persuasive evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collection of related billings is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title and risk of loss under standard commercial terms (typically F.O.B. shipping point). In those limited instances where other terms are negotiated and agreed, revenue is recorded when title and risk of loss are transferred to the customer.

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

        Net earnings attributable to TRW and the weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Years Ended December 31,
	2013	2012	2011
	(In millions, except per share amounts)
Net earnings attributable to TRW	$970	$1,008	$1,157
Interest expense on exchangeable notes, net of tax	4	4	8
Amortization of discount on exchangeable notes, net of tax	4	4	8

Net earnings attributable to TRW for purposes of calculating diluted earnings per share	$978	$1,016	$1,173

Basic:
Weighted average shares outstanding	117.6	122.4	123.5

Basic earnings per share	$8.25	$8.24	$9.37

Diluted:
Weighted average shares outstanding	117.6	122.4	123.5
Effect of dilutive stock options, RSUs and SSARs	1.3	1.4	2.0
Shares applicable to exchangeable notes	5.7	5.9	7.5

Diluted weighted average shares outstanding	124.6	129.7	133.0

Diluted earnings per share	$7.85	$7.83	$8.82

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        For the years ended December 31, 2013, 2012 and 2011, the number of securities excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive was approximately 0.8 million, 2.1 million, and 1.0 million, respectively.

        Cash and Cash Equivalents.    Cash and cash equivalents include all highly liquid investments with remaining maturity dates of three months or less at time of purchase.

        Accounts Receivable.    Receivables are stated at amounts estimated by management to be the net realizable value. An allowance for doubtful accounts is recorded when it is probable amounts will not be collected based on specific identification of customer circumstances or age of the receivable. The allowance for doubtful accounts was $29 million and $30 million as of December 31, 2013 and 2012, respectively. Accounts receivable are written off when it becomes apparent such amounts will not be collected. Collateral is not typically required, nor is interest charged on accounts receivable balances.

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

        Goodwill and Other Intangible Assets.    The Company performs either a quantitative or qualitative assessment of goodwill for impairment on an annual basis or more frequently if an event occurs or circumstances indicate the carrying amount may be impaired. Goodwill impairment testing is performed at the reporting unit level. To quantitatively test goodwill for impairment, the fair value of each reporting unit is determined and compared to the carrying value. If the carrying value exceeds the fair value, then impairment may exist and further evaluation is required. The qualitative assessment

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

considers several factors at the reporting unit level including the excess of fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market and industry metrics, actual performance compared to forecasted performance, and our current outlook on the business. If the qualitative assessment indicates it is more likely than not that goodwill is impaired, the reporting unit is quantitatively tested for impairment.

        Other indefinite-lived intangible assets are subject to impairment analysis annually. Indefinite-lived intangible assets are tested for impairment by comparing the fair value to the carrying value. If the carrying value exceeds the fair value, the asset is adjusted to fair value. Definite-lived intangible assets are amortized over their estimated useful lives, and tested for impairment in accordance with the methodology discussed in "Asset Impairment Losses."

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The following table presents the movement in the product warranty liability for the periods indicated:

	Years Ended December 31,
	2013	2012
	(Dollars in millions)
Beginning balance	$140	$130
Current period accruals, net of changes in estimates	58	55
Used for purposes intended	(47)	(44)
Effects of foreign currency translation	1	(1)

Ending balance	$152	$140

        Product Recall.    Recall costs typically include the cost of the product being replaced, customer cost of the recall and labor to remove and replace the defective part. Recall costs are recorded based on management estimates developed utilizing actuarially established loss projections based on historical claims data. Based on this actuarial estimation methodology, the Company accrues for expected but unannounced recalls when revenues are recognized upon the shipment of product. In addition, as recalls are announced, the Company reviews the actuarial estimation methodology and makes the appropriate adjustments to the accrual, if necessary.

        Research and Development.    Research and development programs include research and development for commercial products. Costs for such programs are expensed as incurred. Any reimbursements received from customers are netted against such expenses. Research and development expenses were $193 million, $164 million, and $155 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

        Financial Instruments.    Gains or losses on derivative instruments that have been designated and qualify as hedges of the exposure to changes in the fair value of an asset or a liability, as well as the offsetting gain or loss on the hedged item, are recognized in net earnings during the period of the change in fair values. For derivative instruments that have been designated and qualify as hedges of the exposure to variability in expected future cash flows, the gain or loss on the derivative is initially

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

reported as a component of other comprehensive earnings and reclassified to the consolidated statements of earnings when the underlying hedged transaction affects net earnings. Any gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in net earnings during the period of change. Derivatives not designated as hedges are adjusted to fair value through net earnings.

        Share-based Compensation.    The Company recognizes compensation expense related to time-vested stock options, stock-settled stock appreciation rights and restricted stock units subject to graded vesting using the straight-line method over the applicable service period. Share-based awards that are settled in cash are subject to liability accounting. Accordingly, the fair value for such awards is calculated on a quarterly basis, and the liability is adjusted and expense is recognized, based on changes to the percentage of time vested.

        Accumulated Other Comprehensive Earnings (Losses).    The following table presents changes in accumulated other comprehensive earnings (losses) attributable to TRW by component (excluding noncontrolling interest):

	Year Ended December 31, 2013
	Foreign Currency Translation	Retirement Obligations	Deferred Cash Flow Hedges	Total
	(Dollars in millions)
Beginning balance attributable to TRW, net of tax	$83	$(559)	$10	$(466)
Other comprehensive earnings (losses) before reclassifications, net of tax	(42)	134	(25)	67
Amounts reclassified from accumulated other comprehensive earnings (losses), net of tax	—	20 (a)	(1)	19

Other comprehensive earnings (losses), net of tax	(42)	154	(26)	86

Ending balance attributable to TRW, net of tax	$41	$(405)	$(16)	$(380)

(a)
Includes actuarial gains of $46 million, reduced by prior service cost of $17 million, net of tax of $9 million.

        Recently Adopted or Issued Accounting Pronouncements.    There were no accounting pronouncements adopted or issued during 2013 that had, or are expected to have, a material impact on our results of operations or financial condition.

3. Acquisitions and Divestitures

        Acquisitions.    During 2011, the Company completed an acquisition in its Chassis Systems segment. Based on the final determined fair value of the net assets acquired in comparison to the purchase price, the Company recorded a gain on business acquisition of approximately $7 million. The acquisition resulted in a gain due to the seller's decision to exit a non-core business operation.

        Divestitures.    During 2011, the Company completed divestitures of certain non-safety related assets and businesses in Asia and its cold forming business in Japan, all of which were included in the Chassis

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions and Divestitures (Continued)

Systems segment. The Company received cash proceeds of approximately $40 million and recognized net gains on sales of $11 million for these asset sales.

4. Inventories

        The major classes of inventory are as follows:

	As of December 31,
	2013	2012
	(Dollars in millions)
Finished products and work in process	$499	$454
Raw materials and supplies	520	521

Total inventories	$1,019	$975

5. Property, Plant and Equipment

        The major classes of property, plant and equipment are as follows:

	As of December 31,
	2013	2012
	(Dollars in millions)
Property, plant and equipment:
Land and improvements	$213	$213
Buildings	831	773
Machinery and equipment	5,985	5,327
Computers and capitalized software	109	99

	7,138	6,412
Accumulated depreciation and amortization:
Land and improvements	(33)	(32)
Buildings	(416)	(367)
Machinery and equipment	(3,879)	(3,543)
Computers and capitalized software	(92)	(85)

	(4,420)	(4,027)

Total property, plant and equipment—net	$2,718	$2,385

        Depreciation expense was $416 million, $397 million, and $432 million for the years ended December 31, 2013, 2012 and 2011, respectively.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Intangible Assets

Goodwill

        The changes in goodwill are as follows:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Total
	(Dollars in millions)
Balance as of December 31, 2011	$795	$535	$423	$—	$1,753
Effects of foreign currency translation	1	2	—	—	3

Balance as of December 31, 2012	796	537	423	—	1,756
Allocation of goodwill due to change in segment reporting	275	—	(275)	—	—
Effects of foreign currency translation	—	4	—	—	4

Balance as of December 31, 2013	$1,071	$541	$148	$—	$1,760

        Annual Assessment.    The Company performed its annual assessment of goodwill for its Chassis Systems, Occupant Safety Systems and Electronics segments as of October 31, 2013, 2012 and 2011. In 2013, the Company performed a quantitative impairment analysis of goodwill, which indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount, and as such, no reporting unit was at risk for impairment. In 2012 and 2011, the Company performed a qualitative assessment of goodwill, and concluded that it is more likely than not that each reporting unit's fair value exceeded its carrying value, thus further impairment testing was not necessary.

Intangible assets

        The following table reflects intangible assets and related accumulated amortization:

	As of December 31,
	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Customer relationships	$67	$(67)	$—	$67	$(58)	$9
Developed technology and other intangible assets	119	(91)	28	106	(86)	20

Total	186	$(158)	28	173	$(144)	29

Indefinite-lived intangible assets:
Trademarks	264		264	264		264

Total	$450		$292	$437		$293

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Intangible Assets (Continued)

        The Company performed its annual impairment analysis for its indefinite-lived trademarks as of October 31, 2013, 2012 and 2011 using a quantitative assessment, and concluded that no impairment existed as of the testing dates.

        The weighted average amortization periods for intangible assets subject to amortization are as follows:

Weighted Average Amortization Period
Customer relationships	5 years
Developed technology and other intangible assets	8 years

        The Company expects that ongoing amortization expense for developed technology and other intangibles will approximate the following:

(Dollars in millions)
Fiscal year 2014	$2
Fiscal year 2015	2
2016 and beyond	24

        The expected amortization expense for 2016 and beyond primarily relates to land use rights.

7. Other (Income) Expense—Net

        The following table provides details of other (income) expense—net:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Net provision for bad debts	$4	$(1)	$14
Net gains on sales of assets and divestitures	—	(6)	(15)
Foreign currency exchange losses	17	2	—
Royalty and grant income	(19)	(18)	(26)
Legacy pension litigation	—	—	(6)
Miscellaneous other income	(3)	(14)	(22)

Other (income) expense—net	$(1)	$(37)	$(55)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes

        Income tax expense (benefit) for each of the periods presented is as follows:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
The components of earnings before income taxes are as follows:
U.S.	$331	$464	$355
Non-U.S.	790	544	793

	$1,121	$1,008	$1,148

Significant components of the provision for income taxes are as follows:
Current
Non-U.S.	$161	$169	$97
U.S. State and Local	—	2	1

Total current	161	171	98
Deferred
U.S. Federal	(39)	(98)	(157)
Non-U.S.	(1)	(97)	19
U.S. State and Local	(7)	(9)	(7)

Total deferred	(47)	(204)	(145)

Income tax expense (benefit)	$114	$(33)	$(47)

The reconciliation of income taxes calculated at the U.S. federal statutory income tax rate of 35% to income tax expense (benefit) is:
Income taxes at U.S. statutory rate	$392	$353	$402
U.S. state and local income taxes net of U.S. federal tax benefit	(6)	(7)	—
Difference in income tax on foreign earnings, losses and remittances	(23)	(197)	(80)
Tax holidays and incentives	(32)	(38)	(33)
Valuation allowance	17	(63)	(326)
Foreign and other tax credits	(196)	(82)	—
Impact of tax legislation	(43)	(9)	—
Nondeductible expenses	8	12	9
Other	(3)	(2)	(19)

	$114	$(33)	$(47)

        The U.S. economic recovery and improvement in the North American automotive market, along with improved Company performance, have all had a favorable impact on U.S. operating results. Based upon this improved performance, the Company is now in a position to utilize certain historical foreign tax credits in excess of previous expectations. As a result, income tax expense for the year ended December 31, 2013 includes a tax benefit of approximately $153 million related to our ability to now utilize certain historical U.S. foreign tax credits that are more likely than not to be realized in the future. Income tax expense for the year ended December 31, 2013 also includes a tax benefit of approximately $43 million related to the enactment of various tax legislation during the year. Income

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

tax benefit for the year ended December 31, 2012 includes a tax benefit of approximately $255 million related to various tax planning and legal entity restructuring actions.

        Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial statement purposes. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2013	2012
	(Dollars in millions)
Deferred tax assets:
Pensions and postretirement benefits other than pensions	$218	$337
Inventory	41	45
Reserves and accruals	327	269
Net operating loss and credit carryforwards	682	565
Fixed assets and intangibles	58	55
Other	69	52

Total deferred tax assets	1,395	1,323
Valuation allowance for deferred tax assets	(295)	(250)

Net deferred tax assets	1,100	1,073

Deferred tax liabilities:
Pensions and postretirement benefits other than pensions	(200)	(180)
Fixed assets and intangibles	(266)	(207)
Undistributed earnings of foreign subsidiaries	(116)	(131)
Deferred gain	(59)	(66)
Other	(81)	(72)

Total deferred tax liabilities	(722)	(656)

Net deferred taxes	$378	$417

        The Company has separately reflected the current deferred tax asset and the long term deferred tax assets and liabilities on the consolidated balance sheets for December 31, 2013 and 2012. However, the current deferred tax liability of $17 million as of December 31, 2013 and $5 million as of December 31, 2012 is included in other current liabilities on the consolidated balance sheets.

        As of December 31, 2013 and 2012, the Company had deferred tax assets from domestic and foreign net operating loss and tax credit carryforwards of approximately $682 million and $565 million, respectively. Approximately $225 million of the deferred tax assets at December 31, 2013 relate to net operating loss carryforwards or tax credits that can be carried forward indefinitely with the remainder expiring between 2014 and 2033. The deferred tax asset relating to U.S. net operating loss and tax credit carryforwards as of December 31, 2013 is lower than the actual amount reported and expected to be reported on our U.S. tax returns by approximately $123 million. This difference is the result of tax deductions in excess of financial statement amounts for stock based compensation and tax deductible

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

goodwill. When these amounts are realized, the Company will record a credit to additional paid in capital and financial statement goodwill, respectively.

        The Company has provided deferred income taxes for the estimated U.S. federal income tax, foreign income tax, and applicable withholding tax effects of earnings of subsidiaries expected to be distributed to the Company. Deferred income taxes have not been provided on approximately $3.4 billion of undistributed earnings of certain foreign subsidiaries as such amounts are considered to be permanently reinvested. Determination of the amount of unrecognized deferred income tax liability relating to the remittance of such undistributed earnings is not practicable.

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

        During 2013, the Company recorded a net tax expense of $17 million resulting from net losses in certain foreign jurisdictions with no corresponding tax benefit due to increases in our valuation allowances. During 2012, the Company recorded a net tax benefit of $63 million related to reductions in our global valuation allowance against net deferred tax assets, which is comprised of two items: 1) a net tax expense of $37 million resulting from net losses in certain foreign jurisdictions with no corresponding tax benefit due to increases in our valuation allowances, and 2) a net tax benefit of $100 million resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in Canada and certain other foreign subsidiaries. During 2011, the Company recorded a net tax benefit of $326 million related to reductions in our global valuation allowance against net deferred tax assets, which is comprised of two items: 1) a net tax benefit of $131 million resulting from net income in the U.S. and certain foreign jurisdictions with no corresponding tax expense due to utilization of valuation allowances, and 2) a benefit of $195 million resulting from changes in determinations relating to the

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in the United States and certain foreign subsidiaries.

        At December 31, 2013, 2012, and 2011, the Company had $176 million, $160 million, and $148 million of gross unrecognized tax benefits, respectively. In addition, at December 31, 2013, 2012, and 2011 the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $136 million, $118 million, and $120 million, respectively. The gross unrecognized tax benefits differ from the amount that would affect the effective tax rate due to the impact of valuation allowances, and foreign country offsets relating to transfer pricing adjustments.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2013	2012	2011
	(Dollars in millions)
Balance, January 1,	$160	$148	$172
Additions based on tax positions related to the current year	14	12	6
Additions for tax positions of prior years	32	40	19
Reductions for tax positions of prior years	(28)	(23)	(38)
Reductions for settlements	(1)	(17)	(8)
Reductions due to lapse in statute of limitations	(3)	(3)	(2)
Change attributable to foreign currency translation	2	3	(1)

Balance, December 31,	$176	$160	$148

        The Company operates globally but considers its more significant tax jurisdictions to include the United States, Germany, Brazil, China, the Czech Republic, Poland, Spain, and the United Kingdom. Generally, the Company has years open to tax examination in significant tax jurisdictions from 2008 forward. The income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. Although it is not possible to predict the timing of the conclusions of all ongoing tax audits with accuracy, it is possible that some or all of these examinations will conclude within the next 12 months. It is also reasonably possible that certain statute of limitations may expire relating to various foreign jurisdictions within the next 12 months. As such, it is possible that a change in the Company's gross unrecognized tax benefits may occur; however, it is not possible to reasonably estimate the effect this may have upon the gross unrecognized tax benefits.

        The Company recognizes interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. At December 31, 2013, 2012, and 2011, accrued interest and penalties related to unrecognized tax benefits was $36 million, $24 million, and $30 million, respectively. Tax expense for the years ended December 31, 2013, 2012, and 2011 includes net interest and penalties of $12 million, $1 million, and $6 million, respectively on unrecognized tax benefits.

        On July 17, 2013, the United Kingdom—Finance Bill of 2013 received Royal Assent, thereby becoming law as the Finance Act of 2013 (the "2013 Act"). The 2013 Act provides for a reduction to the corporate income tax rate from 23% to 21% effective April 1, 2014, with a further reduction to 20% effective April 1, 2015. The impact of this tax legislation was a tax benefit of approximately $21 million.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

        On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which retroactively reinstated and extended various tax provisions applicable to the Company, including the research and development tax credit and the look through rules for controlling foreign corporations. The impact of this tax legislation was a tax benefit of approximately $15 million.

        On July 17, 2012, the United Kingdom—Finance Bill of 2012 received Royal Assent, thereby becoming law as the Finance Act of 2012 (the "2012 Act"). The 2012 Act provides for a reduction to the corporate income tax rate from 25% to 24% effective April 1, 2012, with a further reduction to 23% effective April 1, 2013. The impact of this tax legislation was a tax benefit of approximately $9 million.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

        The following table provides a reconciliation of the changes in the plans' benefit obligation and fair value of assets for the years ended December 31, 2013 and 2012 and a statement of the funded status as of December 31, 2013 and 2012:

	2013			2012
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Total accumulated benefit obligation at December 31,	$767	$4,730	$865	$1,068	$4,730	$891

Change in benefit obligation:
Benefit obligations at beginning of period	$1,073	$4,730	$955	$1,284	$4,518	$803
Service cost	2	—	23	4	—	19
Interest cost	42	189	36	59	215	38
Plan amendments	—	—	1	—	—	1
Actuarial (gain) loss	(133)	(7)	(34)	92	177	124
Foreign currency exchange rate changes	—	95	—	—	211	23
Curtailment/Settlement (gain) loss	(153)	—	—	(311)	(74)	(3)
Net transfer in / (out)	—	—	—	—	—	1
Benefits paid	(62)	(278)	(51)	(55)	(317)	(51)

Benefit obligations at December 31,	769	4,729	930	1,073	4,730	955

Change in plan assets:
Fair value of plan assets at beginning of period	804	5,552	303	957	5,434	278
Actual return on plan assets, less plan expense	46	320	48	139	210	20
Foreign currency exchange rate changes	—	122	(23)	—	251	7
Company contributions	60	47	51	74	48	49
Settlements	(153)	—	—	(311)	(74)	—
Benefits paid	(62)	(278)	(51)	(55)	(317)	(51)

Fair value of plan assets at December 31,	695	5,763	328	804	5,552	303

Funded status at December 31,	$(74)	$1,034	$(602)	$(269)	$822	$(652)

        During 2013, approximately 4,300 active participants in the Company's U.S. salaried pension plan were offered a one-time lump sum payment opportunity. Approximately 65% of the participants accepted the offer, resulting in lump sum payments of $148 million which were paid from plan assets. The assets and obligations in respect of this group were transferred into a new plan which was subsequently terminated. This transaction resulted in a settlement loss of approximately $35 million. Participants who did not accept the lump sum offer remained in the salaried plan and will continue to be eligible to receive payments in accordance with the terms of the plan.

        In the fourth quarter of 2012, approximately 21,000 retired and deferred vested participants in the Company's U.S. salaried pension plan were offered a one-time lump sum payment opportunity. Approximately 50% of the participants accepted the offer, resulting in lump sum payments of $298 million which were paid from plan assets. This transaction resulted in a settlement loss of

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

approximately $88 million. Participants who did not accept the lump sum offer will continue to be eligible to receive payments in accordance with the terms of the plan.

        In 2012, obligations relating to a certain group of deferred vested participants were settled in the U.K. resulting in a reduction in the obligations through payments of $74 million.

        The following table provides the amounts recognized in the consolidated balance sheets:

	As of December 31,
	2013			2012
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Non-current assets	$2	$1,034	$23	$—	$822	$1
Current liabilities	—	—	(25)	—	—	(24)
Long-term liabilities	(76)	—	(600)	(269)	—	(629)

Net amount recognized	$(74)	$1,034	$(602)	$(269)	$822	$(652)

        The pre-tax amounts recognized in accumulated other comprehensive earnings (losses) consist of:

	As of December 31,
	2013			2012
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Prior service benefit (cost)	$—	$—	$(3)	$—	$—	$(3)
Net gain (loss)	(132)	(144)	(197)	(314)	(153)	(281)

Accumulated other comprehensive earnings (loss)	$(132)	$(144)	$(200)	$(314)	$(153)	$(284)

        Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	As of December 31,
	2013		2012
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Projected benefit obligation	$748	$636	$1,073	$914
Accumulated benefit obligation	746	572	1,068	850
Fair value of assets	672	11	804	260

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

        The following table provides the components of net pension cost (income) and other amounts recognized in other comprehensive (earnings) loss for the Company's defined benefit pension plans and defined contribution plans:

	Years Ended December 31,
	2013			2012			2011
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Net pension cost (income)
Defined benefit plans:
Service cost	$2	$—	$23	$4	$—	$19	$4	$—	$19
Interest cost	42	189	36	59	215	38	62	243	41
Expected return on plan assets	(59)	(315)	(20)	(80)	(328)	(20)	(78)	(343)	(20)
Curtailment/Settlement (gain) loss	35	—	—	92	—	2	—	—	—
Amortization of prior service (benefit) cost	—	—	1	2	—	—	2	—	1
Amortization of net (gain) loss	27	—	18	19	—	9	1	—	3

Defined benefit plans	47	(126)	58	96	(113)	48	(9)	(100)	44
Defined contribution plans cost	22	3	16	22	3	16	21	1	16

Net pension cost (income)	69	(123)	74	118	(110)	64	12	(99)	60

Other changes in plan assets and benefit obligations recognized in other comprehensive (earnings) loss
Prior service (benefit) cost	—	—	(1)	—	—	1	—	—	—
Net (gain) loss	(120)	(9)	(65)	33	293	132	188	(329)	83
Amortization or curtailment recognition of prior service benefit (cost)	—	—	1	(2)	—	(1)	(2)	—	(1)
Amortization or settlement recognition of net gain (loss)	(62)	—	(19)	(110)	—	(11)	(1)	—	(3)

Total recognized in other comprehensive (earnings) loss	(182)	(9)	(84)	(79)	293	121	185	(329)	79

Total recognized net pension (income) cost and other comprehensive (earnings) loss	$(113)	$(132)	$(10)	$39	$183	$185	$197	$(428)	$139

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

        The estimated amounts that will be amortized from accumulated other comprehensive earnings over the next fiscal year are as follows:

	Year Ending December 31, 2014
	U.S.	Rest of World
	(Dollars in millions)
Prior service (benefit) cost	$—	$—
Net (gain) loss	8	13

Total	$8	$13

        Plan Assumptions.    The weighted-average assumptions used to determine net periodic benefit cost were:

	Years Ended December 31,
	2013			2012			2011
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
Discount rate	4.00%	4.25%	3.90%	4.75%	4.75%	4.82%	5.50%	5.50%	5.44%
Expected long-term return on plan assets	7.75%	6.25%	6.53%	7.75%	6.25%	6.50%	8.00%	6.50%	6.36%
Rate of increase in compensation levels	5.00%	N/A	2.90%	4.76%	N/A	2.92%	4.78%	N/A	2.89%

        To develop the expected long-term rate of return on asset assumptions, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. The U.K. pension plan and certain of the U.S. pension plans are closed to future benefits, therefore the rate of increase in compensation was not applicable in determining the net period benefit cost for 2013, 2012 and 2011, nor in determining the benefit obligation as of December 31, 2013 and 2012.

        The weighted-average assumptions used to calculate the benefit obligations were:

	As of December 31,
	2013			2012
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
Discount rate	5.00%	4.50%	4.18%	4.00%	4.25%	3.90%
Rate of increase in compensation levels	3.50%	N/A	2.90%	5.00%	N/A	2.90%

        Plan Assets.    The U.S. and U.K. plan assets represent approximately 95% of the total plan assets of defined benefit plans. All remaining assets are deemed immaterial and not reflected below.

        The goals and investment objectives of the asset strategy are to ensure that there is an adequate level of assets to meet benefit obligations to participants and retirees over the life of the participants and maintain liquidity in the plan assets sufficient to cover current benefit obligations. Risk is managed by investing in a broad range of asset classes and the use of liability matching derivative instruments.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

Within the asset classes, investments are made in a broad range of individual securities. There are no equity securities of the Company in the equity asset category.

        The investment policy for the U.K. and U.S. pension plan is based on a low volatility and risk asset allocation that targets a sufficient level of return to meet benefit payments as they become due over the long term. The investment policy includes a significant allocation to a liability driven cash-flow matching strategy which also includes a substantial interest rate hedging program as well as an inflation hedging program in the U.K. The remaining assets are invested mainly in physical and synthetic equities (with a degree of protection from downside risk), a range of U.K., U.S. and other credit opportunities (including asset backed securities) and property to achieve a diversified real return to meet the expected future liability outflows.

        As of December 31, 2013, the investment policy resulted in an asset allocation for all plans of 74% in fixed income investments, 14% in equity and structured equity investments, 2% in real estate, and 10% in cash and other investments. Equity investments include investments in large-cap and mid-cap companies and mutual funds located throughout the world. Structured equity investments include equity option "collar" structures which reduce the outright exposure to falls in the levels of underlying equity markets. Fixed income securities include government bonds, corporate bonds of companies from diversified industries, asset backed securities and collateral assets held in government bonds for structured equity holdings. Real estate includes investments in real estate and funds that invest in real estate. Cash and other investments primarily include cash held by the plan, U.K. government treasuries and certain types of derivative instruments including interest rate and inflation swaps that are utilized to manage risks associated with the assets held by the plan.

        The fair values of the Company's U.S. and U.K. pension plan assets by asset category using the fair value three-level hierarchy (see note 10) are as follows:

	As of December 31,
	2013			2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash and cash equivalents	$656	$—	$—	$873	$—	$—
Fixed income investments:
Corporate bonds	—	1,864	—	—	1,923	—
U.K. government guaranteed bonds	1,724	—	—	1,728	—	—
Collateral assets for structured equity holdings	80	—	—	231	—	—
Asset backed securities	—	1,081	—	—	502	—
Equities:
Common stock	4	—	—	349	—	—
Structured equity holdings	—	916	—	—	574	—
Real estate	—	148	—	—	228	—
Other	—	(15)	—	—	(52)	—

Total assets at fair value	$2,464	$3,994	$—	$3,181	$3,175	$—

        The Company determined that the corporate bond assets are more appropriately classified as Level 2 within the fair value hierarchy and has thus presented them accordingly in the table above.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

        Contributions.    In 2014, the Company's minimum expected funding is $50 million for the U.K. pension plan and approximately $50 million for pension plans in the rest of the world. However, the Company may, at its discretion, make additional contributions. We do not expect to make any funding contributions to the U.S. plans.

        Expected Future Pension Benefit Payments.    The following pension benefit payments, which reflect current obligations and expected future service, as appropriate, are expected to be paid from the underlying plans to the participants:

Years Ending December 31,	U.S.	U.K.	Rest of World
	(Dollars in millions)
2014	$48	$271	$45
2015	72	271	45
2016	48	270	47
2017	48	272	48
2018	48	272	49
2019 - 2023	247	1,376	264

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

        The following table provides a reconciliation of the changes in the plans' benefit obligation and fair value of assets during the years ended December 31, 2013 and December 31, 2012, and a statement of the funded status of the programs as of December 31, 2013 and 2012:

	2013		2012
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Change in benefit obligation:
Benefit obligations at beginning of period	$330	$103	$357	$105
Service cost	1	1	1	1
Interest cost	14	4	16	5
Actuarial (gain) loss	(40)	(10)	(6)	(7)
Foreign currency exchange rate changes	—	(6)	—	3
Plan amendments	57	3	—	3
Curtailment / settlement gain	—	—	(1)	—
Plan participant contributions	1	—	1	—
Benefits paid	(40)	(7)	(38)	(7)

Benefit obligations at December 31,	323	88	330	103

Change in plan assets:
Fair value of plan assets at beginning of period	—	—	—	—
Company contributions	39	7	37	7
Plan participant contributions	1	—	1	—
Benefits paid	(40)	(7)	(38)	(7)

Fair value of plan assets at December 31,	—	—	—	—

Funded status at December 31,	$(323)	$(88)	$(330)	$(103)

        The following table provides the amounts recognized in the consolidated balance sheets:

	As of December 31,
	2013		2012
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Current liabilities	$(30)	$(6)	$(30)	$(7)
Long-term liabilities	(293)	(82)	(300)	(96)

Total amount recognized	$(323)	$(88)	$(330)	$(103)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

        The pre-tax amounts recognized in accumulated other comprehensive earnings (losses) consist of:

	As of December 31,
	2013		2012
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Prior service benefit (cost)	$58	$17	$146	$26
Net gain (loss)	(2)	2	(33)	(9)

Accumulated other comprehensive earnings (loss)	$56	$19	$113	$17

        The following table provides the components of net postretirement benefit (income) cost and other amounts recognized in other comprehensive (earnings) loss for the plans.

	Years Ended December 31,
	2013		2012		2011
	U.S.	Rest of World	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Net postretirement benefit (income) cost:
Service cost	$1	$1	$1	$1	$1	$1
Interest cost	14	4	16	5	20	5
Curtailment/Settlement (gain) loss	(29)	—	(36)	—	—	(2)
Amortization of prior service (benefit) cost	(13)	(5)	(22)	(7)	(15)	(6)
Amortization of net (gain) loss	1	1	—	1	(4)	—

Net postretirement benefit (income) cost	(26)	1	(41)	—	2	(2)

Other changes in plan assets and benefit obligations recognized in other comprehensive (earnings) loss:
Prior service (benefit) cost	57	3	—	3	(89)	1
Net (gain) loss	(40)	(9)	(6)	(8)	65	12
Amortization or curtailment recognition of prior service benefit (cost)	31	5	51	6	15	6
Amortization or settlement recognition of net gain (loss)	9	—	6	(1)	4	—

Total recognized in other comprehensive (earnings) loss	57	(1)	51	—	(5)	19

Total recognized net postretirement benefit (income) cost and other comprehensive (earnings) loss	$31	$—	$10	$—	$(3)	$17

        Curtailments and Settlements.    The Company recorded curtailment/settlement gains during the year ended December 31, 2013 and 2012 of approximately $28 million and $36 million, respectively, related to the termination of retiree medical benefits for certain salaried and hourly employees. In addition, during the years ended December 31, 2013 and 2011, the Company recorded settlement gains of approximately $1 million and $2 million, respectively, related to retiree medical buyouts.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

        The estimated amounts that will be amortized from accumulated other comprehensive earnings over the next fiscal year are as follows:

	Year Ending December 31, 2014
	U.S.	Rest of World
	(Dollars in millions)
Prior service (benefit) cost	$(8)	$(5)
Net actuarial (gain) loss	(2)	—

Total	$(10)	$(5)

        Plan Assumptions.    The weighted-average assumptions used to determine net postretirement benefit (income) cost were:

	Years Ended December 31,
	2013		2012		2011
	U.S.	Rest of World	U.S.	Rest of World	U.S.	Rest of World
Discount rate	4.00%	4.00%	4.75%	4.50%	5.50%	5.50%

        The discount rate and assumed health care cost trend rates used in the measurement of the benefit obligation as of the applicable measurement dates were:

	As of December 31,
	2013		2012
	U.S.	Rest of World	U.S.	Rest of World
Discount rate	5.00%	4.75%	4.00%	4.00%
Initial health care cost trend rate at end of year	6.90%	4.00%	7.00%	4.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2018	2017	2017	2017

        A one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One-Percentage-Point
	Increase		Decrease
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Effect on total of service and interest cost components for the year ended December 31, 2013	$1	$—	$(1)	$—
Effect on postretirement benefit obligation as of measurement date	$22	$9	$(22)	$(8)

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

9. Retirement Benefits (Continued)

        Contributions.    The Company funds its OPEB obligations on a pay-as-you-go basis. In 2014, the Company expects to contribute approximately $37 million to its OPEB plans.

        Expected Future Postretirement Benefit Payments.    The following postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending December 31,	U.S.	Rest of World
	(Dollars in millions)
2014	$31	$6
2015	30	6
2016	29	6
2017	28	6
2018	27	6
2019 - 2023	116	29

10. Fair Value Measurements and Financial Instruments

        The inputs to valuation techniques used to measure fair value are prioritized into a three-level hierarchy. This hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs, as follows:

          Level 1.    Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the measurement date.

          Level 2.     Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly.

          Level 3.     Unobservable inputs are supported by little or no market activity. The unobservable inputs represent the Company's best assumptions of how market participants would price the assets or liabilities.

  Items Measured at Fair Value on a Recurring Basis

        The fair value measurements for assets and liabilities recognized in the Company's consolidated balance sheet are as follows:

	As of December 31,
			Measurement Approach
	2013	2012
	(Dollars in millions)
Foreign currency exchange contracts—current assets	$6	$16	Level 2
Foreign currency exchange contracts—noncurrent assets	—	9	Level 2
Foreign currency exchange contracts—current liability	5	—	Level 2
Foreign currency exchange contracts—noncurrent liability	9	—	Level 2
Interest rate swap contracts—noncurrent liability	—	1	Level 2

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

10. Fair Value Measurements and Financial Instruments (Continued)

        The Company's foreign currency exchange contracts and interest rate swap contracts are recorded at fair value derived principally from or corroborated by observable market data under the market approach. Inputs include quoted prices for similar assets and liabilities (risk adjusted), and market-corroborated inputs, such as market comparables, interest rates, yield curves and other items that allow value to be determined. The Company uses quoted currency forward rates and quoted interest rate curves, respectively, to calculate forward values, and then discounting the forward values. In addition, the Company's calculation of the fair value of its foreign currency option contracts uses quoted currency volatilities.

        The discount rates for all derivative contracts are based on quoted bank deposit or swap interest rates. For contracts which, when aggregated by counterparty, are in a liability position, the rates are adjusted by the credit spread which market participants would apply if buying these contracts from the Company's counterparties.

        There were no changes in the Company's valuation techniques during the year ended December 31, 2013.

  Items Measured at Fair Value on a Nonrecurring Basis

        In addition to items that are measured at fair value on a recurring basis, we also have assets that may be measured at fair value on a nonrecurring basis. These assets include long-lived assets, intangible assets and investments in affiliates which may be written down to fair value as a result of impairment.

        The Company has determined that the fair value measurements related to each of these assets rely primarily on Company-specific inputs and the Company's assumptions about the use of the assets, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the useful life of the long-lived assets by using a risk-adjusted rate for the Company. For the year ended December 31, 2013, the Company recorded asset impairments of $9 million associated with its determination of the fair value of its long-lived assets that exhibited indicators of impairment (see Note 12).

  Financial Instruments Not Carried at Fair Value

        The carrying value and estimated fair value of financial instruments that are not carried on the Company's balance sheet at fair value are as follows:

	As of December 31,
	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value	Measurement Approach
	(Dollars in millions)
Short-term debt, fixed and floating rate	$159	$159	$67	$67	Level 2
Fixed rate long-term debt	$1,821	$1,884	$1,245	$1,357	Level 2
Fixed rate exchangeable notes	$134	$375	$150	$338	Level 2

        The carrying value of short-term debt approximates fair value because of the short term nature of these instruments. The fair value of long-term debt was determined primarily from quoted market

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

10. Fair Value Measurements and Financial Instruments (Continued)

prices, as provided by participants in the secondary marketplace. For long-term debt without a quoted market price, the Company estimates the fair value using discounted cash flow models with market based borrowing rates for similar types of arrangements.

  Derivative Instruments and Hedging Activities

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

        The Company manufactures and sells its products in countries throughout the world. As a result, it is exposed to fluctuations in foreign currency exchange rates. The Company enters into foreign exchange contracts to hedge portions of its foreign currency denominated forecasted revenues, purchases and the subsequent cash flows after considering natural offsets within the consolidated group. The effective part of the gains or losses on these instruments are generally recorded in other comprehensive earnings (losses) until the underlying transaction is recognized in net earnings. The earnings impact is reported either in sales, cost of sales, or other (income) expense—net, to match the underlying transaction. The ineffective portion of the gains or losses on these contracts, as well as all gains or losses on contracts which are held for economic purposes but not designated for hedge accounting treatment (including contracts that do not qualify for hedge accounting purposes), are reported in earnings immediately.

        In addition, the Company enters into certain foreign exchange contracts that do not qualify for hedge accounting to hedge recognized foreign currency transactions. Gains and losses on these contracts are recorded in net earnings and are substantially offset by the effect of the revaluation of the underlying foreign currency denominated transaction.

        As of December 31, 2013, the Company had a notional value of $2.6 billion in foreign exchange contracts outstanding. These foreign exchange contracts mature at various dates through November 2016. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument.

        Cash Flow Hedges.    For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income ("OCI"), and is subsequently reclassified into earnings in the period which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, which were immaterial for the years ended December 31, 2013, 2012 and 2011, are recognized in earnings.

        For the years ended December 31, 2013, 2012 and 2011, the effective portion of gains and losses on derivatives designated as cash flow hedges and recognized in OCI was a loss of $33 million, a gain

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

10. Fair Value Measurements and Financial Instruments (Continued)

of $80 million and a loss of $68 million, respectively, which were related to foreign currency exchange contracts. The effective portion of gains on cash flow hedges reclassified from OCI into the statement of earnings for the years ended December 31, 2013, 2012 and 2011 was $1 million, $3 million and $11 million, respectively, and was included in various line items on the statement of earnings. Gains and losses reclassified into earnings include the discontinuance of cash flow hedges, which were immaterial for the years ended December 31, 2013, 2012 and 2011. Approximately $7 million of losses, net of tax, which are included in OCI, are expected to be reclassified into earnings in the next twelve months.

        Fair Value Hedges.    For any derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the underlying hedged item is recognized in current earnings. As of December 31, 2013 and 2012, the Company had no fair value hedges outstanding.

        Undesignated Derivatives.    For the years ended December 31, 2013, 2012 and 2011, the Company recognized a loss of $5 million, a gain of $14 million, and a loss of $10 million, respectively, in other (income) expense—net, for derivative instruments not designated as hedging instruments.

        Credit-Risk-Related Contingent Features.    The Company has entered into International Swaps and Derivatives Association ("ISDA") agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of December 31, 2013, the Company had not posted any collateral to support its derivatives in a liability position.

Offsetting of Derivative Assets and Liabilities

        The following table reflects the fair value of derivative assets and liabilities; the amounts consist of interest rate contracts and foreign currency exchange contracts, none of which are individually significant:

	As of December 31,
	2013			2012
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
	(Dollars in millions)
Derivative Assets:
Foreign Currency	$42	$(36)	$6	$40	$(15)	$25
Derivative Liabilities:
Interest Rate Contracts	—	—	—	1	—	1
Foreign Currency	50	(36)	14	15	(15)	—

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

11. Debt

        Total outstanding debt of the Company consisted of the following:

	As of December 31,
	2013	2012
	(Dollars in millions)
Short-term debt	$159	$67

Long-term debt:
6.375% Senior Notes, due 2014	$234	$224
7.00% Senior Notes, due 2014	233	309
7.25% Senior Notes, due 2017	446	448
8.875% Senior Notes, due 2017	—	219
4.50% Senior Notes, due 2021	400	—
4.45% Senior Notes, due 2023	400	—
Exchangeable senior notes, due 2015	134	150
Revolving credit facility	—	—
Capitalized leases	18	13
Other borrowings	90	32

Total long-term debt	1,955	1,395
Less current portion	482	26

Long-term debt, net of current portion	$1,473	$1,369

        The weighted average interest rate on the Company's debt as of December 31, 2013 and 2012 was 5.9% and 7.3%, respectively, excluding the effect of interest rate swaps. The maturities of long-term debt outstanding as of December 31, 2013 are:

Years Ended December 31,	(Dollars in millions)
2014	$482
2015	184
2016	26
2017	450
2018	3
Thereafter	810

Total	$1,955

Senior Notes

        4.45% Senior Notes.    In November 2013, the Company issued $400 million in aggregate principal amount of 4.45% senior unsecured notes due 2023 in a private placement. Interest is payable semi-annually on December 1 and June 1 of each year beginning June 1, 2014. Net proceeds from the offering were approximately $395 million after deducting discounts and debt issuance costs.

        4.50% Senior Notes.    In February 2013, the Company issued $400 million in aggregate principal amount of 4.50% senior unsecured notes due 2021 in a private placement. Interest is payable

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

11. Debt (Continued)

semi-annually on March 1 and September 1 of each year beginning September 1, 2013. Net proceeds from the offering were approximately $394 million after deducting debt issuance costs.

        8.875% Senior Notes.    In November 2009, the Company issued $250 million in aggregate principal amount of 8.875% senior unsecured notes due December 2017 in a private placement. In December 2013, the Company optionally redeemed the remaining $205 million in principal amount outstanding of the 8.875% Senior Notes at a price of 104.438% of par and recorded a loss on retirement of debt of $12 million, including the redemption premium and write-off of the related debt issuance costs and discount.

        Senior Notes Issued in 2007.    For the 7% Senior Notes and 6.375% Senior Notes, each due March 2014, and 7.25% Senior Notes due March 2017, each of which is unsecured (collectively, the "2007 Senior Notes"), interest is payable semi-annually on March 15 and September 15 of each year.

        Senior Note Repurchases.    During 2013 and 2012, the Company repurchased portions of its senior notes due in 2014 and 2017 totaling approximately $91 million and $48 million, respectively, in principal amount and recorded a loss on retirement of debt of $5 million in each year, including the write-off of a portion of debt issuance costs, discounts and premiums. The repurchased notes were retired upon settlement.

Exchangeable Senior Notes

        In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015 (the "Exchangeable Senior Notes") in a private placement. Prior to September 1, 2015, the notes are exchangeable only upon specified events or conditions being met and, thereafter, at any time. One condition was met as of December 31, 2013, and as such, the notes are exchangeable in the first quarter of 2014. They will remain exchangeable in subsequent quarters if the condition continues to be met, which occurs if the last reported sale price of the Company's common stock for at least 20 of the last 30 trading days of the immediately preceding quarter is greater than $38.415, subject to adjustment. The initial exchange rate is 33.8392 shares of the Company's common stock per $1,000 principal amount of notes. The Company's exchange obligation may be settled, at its option, in shares of its stock, cash or a combination of cash and shares of its stock. Interest is payable on June 1 and December 1 of each year. The Exchangeable Senior Notes will mature on December 1, 2015, unless earlier exchanged, repurchased by the Company at the holder's option upon a fundamental change, or optionally redeemed by the Company as provided in the indenture.

        The Exchangeable Senior Notes were recorded with a debt discount which decreased debt and increased paid-in-capital in order to separate the liability and embedded equity components. The debt component will accrete up to the principal amount to effectively yield 9.0% over the term of the debt. The debt discount as of December 31, 2013 and December 31, 2012 was $14 million and $24 million, respectively. The total interest expense recognized for the years ended December 31, 2013, 2012 and 2011, was approximately $13 million, $13 million, and $16 million, respectively, including $6 million, $6 million, and $8 million in each respective period relating to the stated coupon rate.

        Exchangeable Senior Notes—Exchanges and Repurchases.    In 2013 Exchangeable Senior Notes holders exchanged approximately $26 million in principal amount of notes for approximately

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

11. Debt (Continued)

880,000 shares of Company stock. In conjunction with the exchange, the Company recorded a loss on retirement of debt of $3 million including the write-off of a portion of debt issuance costs and the debt discount, as well as a reduction of $37 million to paid-in-capital relating to the conversion feature of the Exchangeable Senior Notes. During 2011, the Company repurchased portions of its Exchangeable Senior Notes totaling approximately $85 million in principal amount and recorded a loss on retirement of debt of $13 million, including the write-off of a portion of debt issuance costs and the debt discount. In 2011, the Company also recorded a reduction of $66 million to paid-in-capital relating to the repurchase of the conversion feature of the Exchangeable Senior Notes. The repurchased notes were retired upon settlement.

Senior Credit Facilities

        During the third quarter of 2012, the Company entered into its Eighth Amended and Restated Credit Agreement (the "Eighth Credit Agreement") with the lenders party thereto. The Eighth Credit Agreement provides for senior credit facilities consisting of (i) a revolving credit facility in the amount of $1.4 billion which matures in September 2017, subject to certain conditions described below (the "Revolving Credit Facility"), and (ii) additional availability which may be used in the future for one or more term loans or additional revolving facilities (together with the Revolving Credit Facility, the "Facilities"). All of the Facilities are undrawn. The Company paid fees and expenses totaling approximately $9 million relating to the transaction. For the year ended December 31, 2012, the Company recorded a loss on retirement of debt of $1 million related to the write-off of a portion of debt issuance costs associated with the prior credit agreement.

        The Revolving Credit Facility will mature on September 28, 2017; provided that if, as of the last fiscal day of October 2016, an aggregate amount of the 7.25% Senior Notes in excess of $100 million remains outstanding and the amount of available liquidity does not exceed the aggregate amount of cash necessary to redeem the 7.25% Senior Notes by at least $500 million, then the maturity date of the Revolving Credit Facility will be 20 business days after such date.

        The commitment fee and the applicable margin for borrowing on the Revolving Credit Facility are subject to a ratings-based pricing grid. The applicable margin in effect as of December 31, 2013 was 0.25% with respect to base rate borrowings and 1.25% with respect to eurocurrency borrowings. The commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.25%.

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

        During 2011, the Company made an offer to certain lenders under the prior credit agreement whose commitments were scheduled to mature on May 9, 2012 to extend the maturity date of their commitments to November 30, 2014. Effective May 2, 2011, the Company terminated the commitments of those lenders who did not accept the offer. In conjunction with the termination, the Company recorded a loss on retirement of debt of $3 million related to the write-off of a portion of the debt issuance costs.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

11. Debt (Continued)

Debt Covenants

        Senior Notes.    The indentures governing the 2007 Senior Notes, 4.50% Senior Notes and 4.45% Senior Notes contain covenants that impose significant restrictions on the Company's business. The indentures for the 2007 Senior Notes contain covenants that could restrict, subject to a number of qualifications and limitations, the ability of TRW Automotive Inc., a wholly owned subsidiary of the Company ("TAI"), and its subsidiaries to pay certain dividends and distributions, or repurchase equity interests of the Company and certain of its subsidiaries (unless certain conditions are met). All the indentures contain covenants that, among other things, could restrict, subject to a number of qualifications and limitations, the ability of TAI and its subsidiaries to incur liens, engage in mergers or consolidations, and enter into sale and leaseback transactions. The indentures for each of the Company's outstanding notes also contain customary events of default.

        Senior Credit Facilities.    The Company's Eighth Credit Agreement contains various customary covenants that could restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to incur additional indebtedness or issue preferred stock; repurchase or repay other indebtedness; repurchase capital stock; pay dividends; create liens on assets; make investments, loans or advances; make certain acquisitions; engage in mergers or consolidations; enter into sale and leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements; and change the business conducted by the Company.

        As of December 31, 2013, the Company was in compliance with all of its debt covenants.

Debt Repurchases

        As market conditions warrant, the Company may from time to time repurchase debt securities, including exchangeable debt securities, issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or by other means, or the Company may optionally redeem such debt securities.

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

        The Company's restructuring charges consist of severance, retention and outplacement services and severance-related postemployment benefits (collectively, "severance and other charges"), curtailment losses (gains) related to reductions of pension and retiree medical benefit obligations due to headcount reductions, and asset impairments related to restructuring activities.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

12. Restructuring Charges and Asset Impairments (Continued)

        For the years ended December 31, 2013, 2012, and 2011, restructuring charges and asset impairments include the following:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Corporate	Total
	(Dollars in millions)
For the year ended December 31, 2013:
Severance and other charges—net	$22	$36	$—	$(3)	$1	$56
Curtailment loss—net	1	—	—	—	—	1
Asset impairments related to restructuring activities	—	1	—	1	—	2

Total restructuring charges	23	37	—	(2)	1	59
Other asset impairments	4	—	1	2	—	7

Total restructuring charges and asset impairments	$27	$37	$1	$—	$1	$66

For the year ended December 31, 2012:
Severance and other charges	$64	$20	$—	$7	$—	$91
Asset impairments related to restructuring activities	2	—	—	—	—	2

Total restructuring charges	66	20	—	7	—	93
Other asset impairments	2	—	—	—	—	2

Total restructuring charges and asset impairments	$68	$20	$—	$7	$—	$95

For the year ended December 31, 2011:
Severance and other charges	$—	$9	$1	$10	$—	$20
Asset impairments related to restructuring activities	—	—	—	1	—	1

Total restructuring charges	—	9	1	11	—	21
Other asset impairments	6	—	—	—	—	6

Total restructuring charges and asset impairments	$6	$9	$1	$11	$—	$27

        During 2013, 2012, and 2011, the Company incurred restructuring charges as part of the Company's ongoing effort to better align the Company's cost structure with global automotive market

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

12. Restructuring Charges and Asset Impairments (Continued)

conditions. Based on such conditions, primarily within the European automotive market for 2013 and 2012, we incurred the following:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Closure or planned closure of various facilities	$31	$35	$14
Workforce reduction initiatives	28	58	7

Total restructuring charges	$59	$93	$21

Asset impairments related to write-downs of:
Machinery and equipment	$6	$2	$1
Buildings	1	—	—
Certain investments	—	—	5

Total asset impairments	$7	$2	$6

Restructuring Reserves

        The following table illustrates the movement of the restructuring reserves for severance and other charges, including reserves related to severance-related postemployment benefits for both periods presented:

	Years Ended December 31,
	2013	2012
	(Dollars in millions)
Beginning balance	$121	$59
Current period accruals, net of changes in estimates	56	88
Used for purposes intended	(95)	(26)
Effects of foreign currency translation and transfers	6	—

Ending balance	$88	$121

        Of the $88 million restructuring reserve accrued as of December 31, 2013, approximately $80 million is expected to be paid in 2014. The remaining balance is expected to be paid in 2015 through 2017 and is comprised primarily of involuntary employee termination arrangements in Europe.

13. Lease Commitments

        The Company leases certain offices, manufacturing and research buildings, machinery, automobiles and computer and other equipment. Such leases, some of which are noncancelable and in many cases include renewals, are set to expire at various dates. Rental expense for operating leases was $111 million, $112 million, and $111 million for the years ended December 31, 2013, 2012, and 2011, respectively.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

13. Lease Commitments (Continued)

        As of December 31, 2013, the future minimum lease payments for noncancelable capital and operating leases with initial terms in excess of one year were as follows:

Years Ended December 31,	Capital Leases	Operating Leases
	(Dollars in millions)
2014	$3	$67
2015	3	45
2016	3	39
2017	3	35
2018	3	34
Thereafter	6	55

Total minimum payments required	$21	$275

Less amounts representing interest	3

Present value of net minimum capital lease payments	18
Less current installments	2

Obligations under capital leases, excluding current installments	$16

14. Capital Stock

        The Company's authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the "Common Stock"), of which 114,298,800 shares were issued and outstanding as of December 31, 2013, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the Company's stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

        From time to time, capital stock is issued in conjunction with the exercise of stock options and stock-settled stock appreciation rights and the vesting of restricted stock units issued as part of the Company's stock incentive plan (see Note 15).

        Share Repurchase Programs.    The Company has two share repurchase programs in place, consisting of a $2 billion program that extends through December 31, 2016 (the "$2 Billion Program"), and a program that is intended to offset, on an ongoing basis, the dilution created by the Company's stock incentive plan for up to 1.5 million shares in 2014 and each subsequent year (the "Anti-Dilution Program"). The Anti-Dilution program does not have an expiration date. The Company is not obligated to repurchase any shares under either program.

        During 2013, the Company repurchased under a variety of different methods, including accelerated share repurchase programs, approximately 7.5 million shares of its common stock for a total of $520 million. Included in this number is 1.5 million shares that were purchased under the Anti-Dilution Program; additional shares may be purchased under the program in subsequent years.

        Additionally in 2013, Exchangeable Senior Notes in principal amount of approximately $26 million were exchanged by holders for approximately 880,000 shares of Company stock.

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

15. Share-Based Compensation

Equity Awards

        Effective in February 2003, the Company established the TRW Automotive Holdings Corp. 2003 Stock Incentive Plan (as amended, the "2003 Plan"), under which stock options, stock appreciation rights, and restricted stock units remain outstanding. Effective in May 2012, the Company's shareholders approved the TRW Automotive Holdings Corp. 2012 Stock Incentive Plan (the "2012 Plan"). The 2012 Plan permits the grant of up to 6.15 million stock options, stock appreciation rights, restricted stock units and other stock-based awards to the employees, directors or consultants of the Company or its affiliates. As a result of the shareholders' approval of the 2012 Plan, no new awards will be granted under the 2003 Plan.

        As of December 31, 2013, the Company had 4,545,225 shares of Common Stock available for issuance under the 2012 Plan. In addition, 438,897 stock options, 3,133,453 SSARs, 805,033 nonvested RSUs and 15,300 nonvested phantom stock units ("PSUs") were outstanding as of December 31, 2013. All of the SSARs and stock options have an 8-year term and vest ratably over three years, substantially all of the RSUs vest ratably over three years and a majority of the PSUs cliff vest after three years. As a result of changes to retirement eligibility provisions for awards granted in 2013, the Company applies a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting.

        The significant equity award grants during 2013, 2012 and 2011 are as follows:

	February 22, 2013		February 23, 2012		February 24, 2011
	SSARs	RSUs	SSARs	RSUs	SSARs	RSUs
Number Granted	1,199,551	428,169	1,282,518	515,523	908,500	317,650
Exercise price	$58.20		$45.11		$54.95
Maximum value	$110.00		$95.00		$100.00

        The exercise price of the SSARs and stock options is equal to the fair market value under the applicable plan of the Company common stock on the grant date. For awards granted in 2013, the fair market value is the closing stock price. For awards granted in 2011 and 2012, the fair market value is calculated as the average of the high and low stock price.

        The total share-based compensation expense recognized for the Plan was as follows:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
SSARs and stock options	$10	$5	$4
Restricted stock units	26	16	11

Total share-based compensation expense	$36	$21	$15

        The Company uses historical data to estimate SSAR and option exercise and employee termination assumptions within the Black-Scholes option pricing valuation model. The expected volatilities are primarily developed using historical data of the Company. The expected life of SSARs and options granted represents the period of time that they are expected to be outstanding. The risk free rate is

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

15. Share-Based Compensation (Continued)

based on U.S. Treasury zero-coupon yield curves with a remaining term equal to the expected SSAR and option life.

        Fair value for SSARs was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	February 22, 2013	February 23, 2012	February 24, 2011
Expected volatility	79.3%	79.3%	77.3%
Dividend yield	0.00%	0.00%	0.00%
Expected life	5.0 years	5.0 years	5.0 years
Risk-free rate	0.83%	0.89%	2.19%

        A summary of SSAR and stock option activity under the Plan and changes for the year ended December 31, 2013 is presented below:

	Thousands of Options and SSARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(Dollars in millions)
Outstanding as of January 1, 2013	3,990	$36.38
Granted	1,199	58.20
Exercised	(1,578)	26.54
Forfeited or expired	(39)	52.12

Outstanding as of December 31, 2013	3,572	47.88	5.8	$95

Exercisable as of December 31, 2013	1,283	$38.61	4.6	$46

        The weighted-average grant-date fair value of SSARs granted during the years ended December 31, 2013, 2012 and 2011 was $7.23, $6.58, and $6.54, respectively. The total intrinsic value of SSARs and stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $57 million, $26 million and $36 million, respectively.

        A summary of the status of the Company's nonvested RSUs as of December 31, 2012, and changes during the year ended December 31, 2013, is presented below:

	Thousands of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Nonvested Units
Nonvested as of January 1, 2013	858	$43.35
Granted	428	58.20
Vested	(451)	39.75
Forfeited	(30)	51.51

Nonvested as of December 31, 2013	805	$52.96

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

15. Share-Based Compensation (Continued)

        In addition, 124,718 of the outstanding RSUs are applicable to retirement eligible employees as of December 31, 2013.

        The total fair value of RSUs vested and distributed during the years ended December 31, 2013, 2012 and 2011 were $26 million, $22 million and $32 million, respectively.

        As of December 31, 2013, there was $28 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. Such cost is expected to be recognized over a weighted-average period of approximately two years.

  Cash Awards

        For the years ended December 31, 2013, 2012 and 2011, the Company recognized compensation expense associated with its cash-settled share-based compensation and retention awards of approximately $1 million, $4 million and $15 million, respectively. As of December 31, 2013, both the liability and fair value of the cash awards were $1 million, which represents the final tranche of the cash incentive awards granted in 2011. As of December 31, 2012 the liability and fair value of the cash awards were $1 million and $3 million, respectively. During the first quarter of 2012, approximately $40 million was paid to fully satisfy the obligation for the awards granted in 2009.

16. Related Party Transactions

        Blackstone.    Pursuant to the Company's Transaction and Monitoring Fee Agreement (the "TMF Agreement") with an affiliate of The Blackstone Group L.P. ("Blackstone"), Blackstone had provided the Company certain monitoring, advisory and consulting services. The Company was paying an annual monitoring fee of $5 million for these services. In the first quarter of 2011, the TMF Agreement was terminated in return for the Company's commitment to pay Blackstone a total of approximately $10 million under a quarterly payment schedule commensurate with the payment schedule under the TMF Agreement. During 2011, approximately $11 million of expense was included in the consolidated statements of earnings, which included the $10 million expense recognized upon termination as well as $1 million of expense that was recognized prior to the termination. No additional expense has been recognized subsequent to 2011 as a result of these arrangements.

        Secondary Offerings.    In February and August of 2013, Automotive Investors LLC ("AI LLC"), an affiliate of Blackstone, and certain management stockholders sold 10 million and 10.9 million shares, respectively, of the Company's common stock in underwritten registered public offerings (the "Offerings") pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on August 10, 2012. The Company did not receive any proceeds from the Offerings, nor did its number of shares outstanding materially change. The Company incurred expenses totaling less than $1 million in connection with these Offerings. As a result of the Offerings, AI LLC and Blackstone no longer hold any ownership interest in the Company.

17. Contingencies

        Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, covering a wide range of matters that arise in the ordinary course of the Company's business activities with respect to commercial, patent, product liability, environmental and occupational safety and health law matters. In addition, the Company and its subsidiaries are

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

17. Contingencies (Continued)

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

        As of December 31, 2013 and 2012, the Company had reserves for environmental matters of $68 million and $67 million, respectively. In addition, the Company has established a receivable for a portion of this environmental liability as a result of its right to indemnification for 50% of any environmental liabilities associated with the operation or ownership of the Company's automotive business existing at or prior to March 2003. The Company believes any liability, in excess of amounts accrued in our consolidated financial statements, that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates, will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company's financial position, results of operations or cash expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company's financial statements or the possible effect of compliance with environmental requirements imposed in the future.

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

        Neither settlement costs in connection with asbestos claims nor annual legal fees to defend these claims have been material in the past. These claims are strongly disputed by the Company and it has been its policy to defend against them aggressively. Many of these cases have been dismissed without any payment whatsoever. Moreover, there is significant insurance coverage with solvent carriers with

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

17. Contingencies (Continued)

respect to a portion of these claims. However, while costs to defend and settle these claims in the past have not been material, there can be no assurances that this will remain so in the future.

        Management believes that the ultimate resolution of the foregoing contingencies will not have a material effect on the Company's financial statements as a whole.

Antitrust Matters

        Antitrust authorities, including those in the United States and Europe, are investigating possible violations of competition (antitrust) laws by automotive parts suppliers (referred to herein as the "Antitrust Investigations"). The U.S. Department of Justice ("DOJ") initiated an investigation into the Company's Occupant Safety Systems business in June 2011, which was concluded in 2012 when the court approved a plea agreement between one of the Company's German subsidiaries and the DOJ. Also in June 2011 the European Commission initiated an Antitrust Investigation which includes the Company, among others, and which is ongoing. While the duration and outcome of the European Commission's investigation is uncertain, a determination that the Company has violated European competition (antitrust) laws could result in significant penalties which could have a material adverse effect on its financial condition, results of operations and cash flows, as well as its reputation. While the Company cannot estimate the ultimate financial impact resulting from the European investigation, it will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

18. Segment Information (Continued)

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

    Chassis Systems—Active safety systems and other systems and components in the area of foundation brakes, anti-lock braking systems and other brake control systems (including electronic vehicle stability control), steering gears and systems (including electric power steering), linkage and suspension and modules.

    Occupant Safety Systems—Passive safety systems and components in the areas of airbags, seat belts and steering wheels.

    Electronics—Safety, radio frequency, chassis, and powertrain electronics and camera- and radar-based driver assistance systems.

    Automotive Components—Body controls, engine valves, and engineered fasteners and plastic components.

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

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

18. Segment Information (Continued)

        The following tables present certain financial information by segment:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Sales to external customers:
Chassis Systems	$11,492	$10,685	$10,199
Occupant Safety Systems	3,314	3,287	3,580
Electronics	721	654	603
Automotive Components	1,908	1,818	1,862

Total sales to external customers	$17,435	$16,444	$16,244

Intersegment sales:
Chassis Systems	$14	$20	$18
Occupant Safety Systems	130	90	50
Electronics	543	514	472
Automotive Components	75	80	78

Total intersegment sales	$762	$704	$618

Total segment sales:
Chassis Systems	$11,506	$10,705	$10,217
Occupant Safety Systems	3,444	3,377	3,630
Electronics	1,264	1,168	1,075
Automotive Components	1,983	1,898	1,940

Total segment sales	$18,197	$17,148	$16,862

Earnings before taxes:
Chassis Systems	$841	$669	$814
Occupant Safety Systems	239	254	334
Electronics	126	132	100
Automotive Components	150	115	101

Segment earnings before taxes	1,356	1,170	1,349
Corporate expense and other	(120)	(78)	(81)
Financing costs	(132)	(111)	(118)
Loss on retirement of debt—net	(20)	(6)	(40)
Net earnings attributable to noncontrolling interest, net of tax	37	33	38

Earnings before income taxes	$1,121	$1,008	$1,148

Capital expenditures:
Chassis Systems	$461	$364	$372
Occupant Safety Systems	112	104	73
Electronics	80	61	57
Automotive Components	77	86	62
Corporate	5	8	7

	$735	$623	$571

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

18. Segment Information (Continued)

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Depreciation and amortization:
Chassis Systems	$243	$228	$242
Occupant Safety Systems	79	80	96
Electronics	42	38	41
Automotive Components	63	60	63
Corporate	3	3	5

	$430	$409	$447

        The Company accounts for intersegment sales or transfers at current market prices.

        The following table presents certain balance sheet information by segment:

	December 31,
	2013	2012
	(Dollars in millions)
Segment assets:
Chassis Systems	$5,632	$5,025
Occupant Safety Systems	2,162	2,129
Electronics	1,019	954
Automotive Components	852	887

Segment assets	9,665	8,995
Corporate assets	2,047	1,317

Segment and corporate assets	11,712	10,312
Deferred tax assets	540	545

Total assets	$12,252	$10,857

        Corporate assets principally consist of cash and cash equivalents and pension assets.

        Geographic Information.    The following table presents certain information concerning principal geographic areas:

	United States	China	Germany	Rest of World	Total
	(Dollars in millions)
Sales to external customers:
Year Ended December 31, 2013	$4,992	$2,758	$2,199	$7,486	$17,435
Year Ended December 31, 2012	4,713	2,201	2,330	7,200	16,444
Year Ended December 31, 2011	4,020	1,666	2,623	7,935	16,244
Property, plant and equipment—net:
As of December 31, 2013	$534	$478	$430	$1,276	$2,718
As of December 31, 2012	563	357	403	1,062	2,385
As of December 31, 2011	487	255	393	1,002	2,137

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

18. Segment Information (Continued)

        Sales are attributable to geographic areas based on the location of the assets generating the sales. Inter-area sales are not significant to the total sales of any geographic area.

        Customer Concentration.    Sales to the Company's largest-end-customers (including sales within the vehicle manufacturer's group) on a worldwide basis are as follows:

	Volkswagen AG	Ford Motor Company	General Motors	Chrysler Group LLC	Aggregate Percent of Total Sales
	(Dollars in millions)
Year Ended December 31, 2013	$4,298	$3,234	$1,757	$1,730	63.2%
Year Ended December 31, 2012	3,863	2,897	1,649	1,702	61.5%
Year Ended December 31, 2011	3,466	2,595	1,789	1,379	56.8%

19. Unconsolidated Affiliates

        The Company's beneficial ownership in affiliates accounted for under the equity method follows:

	As of December 31,
	2013	2012	2011
SM-Sistemas Modulares Ltda. (Brazil)	50%	50%	50%
ABC Sistemas E Modulos Ltda. (Brazil)	33%	33%	33%
CSG TRW Chassis Systems Co., Ltd. (China)	50%	50%	50%
Shanghai TRW Automotive Safety Systems Company Ltd. (China)	50%	50%	50%
Shin-Han (Beijing) Automobile Parts System Co., Ltd (China)	30%	30%	30%
Fuji Valve (Guangdong) Co., Ltd. (China)	25%	25%	25%
TH Braking Company S.A.S. (France)	50%	50%	50%
Rane TRW Steering Systems Limited (India)	50%	50%	50%
Brakes India Limited (India)	49%	49%	49%
TRW Sun Steering Wheels Private Limited (India)	49%	49%	49%
Shin Han Valve Industrial Company, Ltd. (South Korea)	25%	25%	25%
Componentes Venezolanos de Direccion, S.A. (Venezuela)	40%	40%	40%

TRW Automotive Holdings Corp.

Notes to Consolidated Financial Statements (Continued)

20. Quarterly Financial Information (Unaudited)

	For the 2013 Quarter Ended				For the 2012 Quarter Ended
	March 29	June 28	September 27	December 31	March 30	June 29	September 28	December 31
	(Dollars in millions, except per share amounts)
Sales	$4,213	$4,514	$4,212	$4,496	$4,208	$4,239	$3,965	$4,032
Gross profit	427	531	450	522	474	476	414	425
Restructuring charges and asset impairments	37	1	5	23	2	2	3	88
Loss on retirement of debt—net	—	(5)	—	(15)	(5)	—	(1)	—
Earnings before income taxes	235	357	268	261	308	319	244	137
Net earnings attributable to TRW	162	248	197	363	206	220	163	419
Basic earnings per share	$1.35	$2.09	$1.68	$3.15	$1.66	$1.80	$1.33	$3.45
Diluted earnings per share	$1.29	$1.99	$1.60	$3.00	$1.59	$1.71	$1.28	$3.26

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TRW Automotive Holdings Corp.
Livonia, Michigan

        We have audited the accompanying consolidated balance sheets of TRW Automotive Holdings Corp. as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule included as Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRW Automotive Holdings Corp. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TRW Automotive Holdings Corp.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
February 14, 2014

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TRW Automotive Holdings Corp.
Livonia, Michigan

        We have audited TRW Automotive Holdings Corp.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). TRW Automotive Holdings Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, TRW Automotive Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
February 14, 2014

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a—15(e) under the Securities Exchange Act of 1934) as of December 31, 2013, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2013. The assessment was based on criteria established in the framework entitled, Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria).

        Based on this assessment, using the criteria referenced above, management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report included herein.

        Changes in Internal Control over Financial Reporting.    There was no change in the Company's internal controls over financial reporting that occurred during the fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 regarding executive officers and directors is incorporated by reference from the information under the captions "Executive Officers" and "The Board of Directors—Director Information" in the Company's definitive Proxy Statement for the 2014 Annual Meeting of the Stockholders (the "Proxy Statement"), which will be filed within 120 days after December 31, 2013. The information required by Item 10 regarding the audit committee and audit committee financial expert disclosure is incorporated by reference from the information under the caption "The Board of Directors—Committees of the Board of Directors" in the Proxy Statement. The information required by Item 10 regarding our code of ethics is incorporated by reference from the information under the caption "Available Company Information" in Part I, Item 1 of this Report and under the caption "The Board of Directors—Code of Ethics" in the Proxy Statement.

        Disclosure of delinquent Section 16 filers required by Item 10, if any, pursuant to Item 405 of Regulation S-K would be contained under the caption "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. However, to the best of the Company's knowledge, no such disclosure will be made.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
(1)     Financial Statements

  (2)
  Financial Statement Schedule—

 SCHEDULE II

Valuation and Qualifying Accounts for
the years ended December 31, 2013, 2012 and 2011

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Credited) to Other Accounts	Deductions		Balance at End of Period
	(Dollars in millions)
Year ended December 31, 2013
Allowance for doubtful accounts	$30	$4	$—	$(5)	(a)	$29
Deferred tax asset valuation allowance	250	17	28	—		295
Year ended December 31, 2012
Allowance for doubtful accounts	$38	$(1)	$—	$(7)	(a)	$30
Deferred tax asset valuation allowance	273	(63)	40	—		250
Year ended December 31, 2011
Allowance for doubtful accounts	$29	$14	$—	$(5)	(a)	$38
Deferred tax asset valuation allowance	775	(326)	(176)	—		273

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

			Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit		Filing Date	Filed Herewith
2.1	(a)	The Master Purchase Agreement, dated as of November 18, 2002 (the "MPA") between BCP Acquisition Company L.L.C. ("BCP") and Northrop Grumman Corporation ("Northrop")	TAI S-4	2.1		07/01/2003

	(b)	Amendment No. 1, dated December 20, 2002, to the MPA among BCP, Northrop, TRW Inc. and TAI	TAI S-4	2.2		07/01/2003

	(c)	Amendment No. 2, dated February 28, 2003, to the MPA among BCP, Northrop, Northrop Grumman Space & Mission Systems Corp. ("NGS&MS") and TAI	TAI S-4	2.3		07/01/2003

	(d)	Amendment No. 3, dated December 19, 2011, to the MPA among Northrop, NGS&MS, TAI, BCP and Automotive Investors, L.L.C.	10-K	2.1	(d)	02/16/2012

3.1		Second Amended and Restated Certificate of Incorporation of Registrant	10-K	3.1		03/29/2004

3.2		Fourth Amended and Restated By-Laws of Registrant	8-K	3.1		02/14/2014

4.1		Form of Certificate of Common Stock of Registrant, as approved February 2010	10-K	4.1		02/25/2010

Registrant, in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K has omitted filing instruments defining the rights of holders of long-term debt of Registrant or any of its subsidiaries, which debt does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis, and agrees to furnish to the SEC copies of such instruments upon request.

			Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.1		Eighth Amended and Restated Credit Agreement, dated as of September 28, 2012, among TAI, Registrant, certain of Registrant's foreign subsidiaries, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as lead arrangers	8-K	10.1	10/01/2012

10.2		Amended and Restated U.S. Guarantee and Collateral Agreement, dated as of September 28, 2012, among TAI, Registrant, certain specified subsidiaries of Registrant and JPMorgan Chase Bank, N.A., as collateral agent	10-Q	10.2	10/30/2012

10.3		Amended and Restated Foreign Guarantee, dated as of September 28, 2012, among each foreign subsidiary of Registrant and JPMorgan Chase Bank, N.A., as collateral agent	10-Q	10.4	10/30/2012

10.4		Insurance Allocation Agreement, dated as of February 28, 2003, between NGS&MS. and TAI	TAI S-4	10.15	07/01/2003

10.5		Employee Stockholders Agreement, dated as of February 28, 2003, by and among Registrant and the other parties named therein	TAI S-4	10.18	07/01/2003

10.6	(a)	Letter Agreement, dated May 27, 2003, between John C. Plant and TAI	TAI S-4	10.37	07/01/2003

	(b)	Employment Agreement, dated as of February 6, 2003 between TAI, TRW Limited and John C. Plant	TAI S-4	10.22	07/01/2003

	(c)	Amendment dated as of December 16, 2004 to Employment Agreement of John C. Plant	10-K	10.45	02/23/2005

	(d)	Second Amendment dated as of February 22, 2005 to Employment Agreement of John C. Plant	10-K	10.51	02/23/2005

	(e)	Third Amendment dated as of July 28, 2006 to Employment Agreement of John C. Plant	10-Q	10.1	08/02/2006

			Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit		Filing Date	Filed Herewith
	(f)	Fourth Amendment dated as of December 18, 2008 to Employment Agreement of John C. Plant	8-K	10.5		12/22/2008

	(g)	Sixth Amendment dated as of November 20, 2009 to Employment Agreement of John C. Plant	10-K	10.15(g	)	02/25/2010

	(h)	Amended and Restated TRW Automotive Supplemental Retirement Income Plan, effective January 1, 2009	8-K	10.1		12/22/2008

	(i)	John C. Plant 2009 Supplemental Retirement Plan, effective as of January 1, 2009	8-K	10.6		12/22/2008

	(j)	Form of Amendment to John C. Plant 2009 Supplemental Retirement Plan	8-K	10.1		11/16/2012

10.7	(a)	Employment Agreement, dated as of February 13, 2003 by and between TAI and Joseph S. Cantie	TAI S-4	10.25		07/01/2003

	(b)	Amendment dated as of April 30, 2004 to Employment Agreement of Joseph S. Cantie	10-Q	10.4		05/07/2004

	(c)	Second Amendment dated as of December 16, 2004 to Employment Agreement of Joseph S. Cantie	10-K	10.49		02/23/2005

	(d)	Third Amendment dated as of July 29, 2005 to Employment Agreement of Joseph S. Cantie	10-Q	10.3		08/02/2005

10.8	(a)	Employment Agreement, dated as of February 28, 2003 by and between TAI, TRW Limited and Steven Lunn	TAI S-4	10.23		07/01/2003

	(b)	Amendment dated as of December 16, 2004 to Employment Agreement of Steven Lunn	10-K	10.46		02/23/2005

	(c)	Second Amendment dated as of January 12, 2009 to Employment Agreement of Steven Lunn	8-K	10.1		01/13/2009

	(d)	Fourth Amendment dated as of November 30, 2010 to Employment Agreement of Steven Lunn	10-K	10.13(d	)	02/17/2011

	(e)	Declaration of Trust, the TRW Retirement Benefit Plan, dated November 1, 2010 between TAI and Barclays Wealth Trustees (Guernsey) Limited	10-K	10.13(g	)	02/17/2011

			Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.9	(a)	Employment Agreement dated as of January 1, 2014, by and between TAI and Patrick Olney				X

	(b)	Agreement Regarding Signing Bonus, as of January 1, 2014, by and between TAI and Patrick Olney				X

10.10	(a)	Employment Agreement, dated as of February 27, 2003 by and between TRW Limited and Peter J. Lake	TAI S-4	10.24	07/01/2003

	(b)	Amendment dated as of April 30, 2004 to Employment Agreement of Peter J. Lake	10-Q	10.5	05/07/2004

	(c)	Second Amendment dated as of December 16, 2004 to Employment Agreement of Peter J. Lake	10-K	10.47	02/23/2005

	(d)	Third Amendment dated as of July 29, 2005 to Employment Agreement of Peter J. Lake	10-Q	10.1	08/02/2005

	(e)	Fourth Amendment dated as of November 12, 2008 to Employment Agreement of Peter J. Lake	8-K	10.4	11/13/2008

	(f)	Fifth Amendment dated as of December 18, 2008 to Employment Agreement of Peter J. Lake	8-K	10.4	12/22/2008

	(g)	Seventh Amendment to Employment Agreement, dated as of October 1, 2009, among TAI, TRW Limited and Peter J. Lake	8-K	10.1	09/30/2009

10.11	(a)	Employment Agreement dated as of August 16, 2004 by and between TAI and Neil E. Marchuk	10-Q	10.1	11/04/2004

	(b)	Amendment dated as of December 16, 2004 to Employment Agreement of Neil E. Marchuk	10-K	10.5	02/23/2005

	(c)	Second Amendment dated as of July 29, 2005 to Employment Agreement of Neil E. Marchuk	10-Q	10.4	08/02/2005

	(d)	Sixth Amendment dated as of February 18, 2009 to Employment Agreement of Neil E. Marchuk	10-Q	10.1	05/06/2009

10.12	(a)	Employment Agreement, dated as of February 1, 2010 by and between TAI and Robin A. Walker-Lee	10-K	10.17	02/17/2011

	(b)	Second Amendment dated as of February 15, 2012 to Employment Agreement of Robin A. Walker-Lee	10-Q	10.1	05/01/2012

			Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.13	(a)	Form of Fourth Amendment to Employment Agreement, dated as of November 12, 2008, between TAI and each of Joseph S. Cantie and Neil E. Marchuk	8-K	10.3	11/13/2008

	(b)	Form of Fifth Amendment to Employment Agreement, dated as of December 18, 2008, between TAI and each of Joseph S. Cantie and Neil E. Marchuk	8-K	10.3	12/22/2008

	(c)	Form of Amendment to Employment Agreement, dated as of February 26, 2009, between TAI and/or TRW Limited, as applicable, and each of John C. Plant, Steven Lunn, Peter J. Lake, Joseph S. Cantie and Neil E. Marchuk	8-K	10.1	02/24/2009

	(d)	Form of Amendment to Employment Agreement, dated November 16, 2011, between TAI and each of Joseph S. Cantie, Peter J. Lake, Neil E. Marchuk and Robin A. Walker-Lee	8-K	10.1	11/18/2011

10.14		TRW Automotive Benefits Equalization Plan effective January 1, 2009	10-K	10.19	02/17/2011

10.15		Form of TAI Executive Officer Cash Incentive Award Agreement between TAI and each of the Registrant's executive officers	8-K	10.1	02/26/2010

10.16		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	8-K	10.5	11/13/2008

10.17	(a)	Amended and Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan	DEF 14A	Appendix A	04/03/2009
	(b)	First Amendment to Amended & Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan, dated as of February 18, 2009	10-Q	10.2	05/06/2009

	(c)	Form of General Non-Qualified Stock Open Agreement	TAI S-4	10.21	07/01/2003

	(d)	Form of Chief Executive Officer Non-Qualified Stock Option Agreement	8-K	10.1	02/25/2005

			Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit		Filing Date	Filed Herewith
	(e)	Form of Executive Officer Non-Qualified Stock Option Agreement	8-K	10.2		02/25/2005

	(f)	Form of General Restricted Stock Unit Agreement	10-K	10.24(f	)	02/17/2011

	(g)	Form of Chief Executive Officer Restricted Stock Unit Agreement	8-K	10.3		02/25/2005

	(h)	Form of Executive Officer Restricted Stock Unit Agreement	8-K	10.4		02/25/2005

	(i)	Form of Director Restricted Stock Unit Agreement	8-K	10.5		02/25/2005

	(j)	Form of Chief Executive Officer Stock-Settled Stock Appreciation Rights ("SSAR") Agreement	8-K	10.3		02/26/2010

	(k)	Form of Executive Officer SSAR Agreement	8-K	10.2		02/26/2010

	(l)	Form of General Stock-Settled SSAR Agreement	10-K	10.24(l	)	02/17/2011

10.18	(a)	TRW Automotive Holdings Corp. 2012 Stock Incentive Plan	DEF 14A	Appendix A		03/29/2012

	(b)	Form of Chief Executive Officer SSAR Agreement	10-Q	10.1		04/30/2013

	(c)	Form of Executive Officer SSAR Agreement	10-Q	10.2		04/30/2013

	(d)	Form of General SSAR Agreement	10-Q	10.3		04/30/2013

	(e)	Form of Chief Executive Officer Restricted Stock Unit Agreement	10-Q	10.4		04/30/2013

	(f)	Form of Executive Officer Restricted Stock Unit Agreement	10-Q	10.5		04/30/2013

	(g)	Form of General Restricted Stock Unit Agreement	10-Q	10.6		04/30/2013

	(h)	Form of Director Restricted Stock Unit Agreement	10-Q	10.7		04/30/2013
	(i)	Form of General Non-Qualified Stock Option Agreement	10-Q	10.8		04/30/2013

21.1		List of Subsidiaries					X

23.1		Consent of Ernst & Young LLP					X

31	(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
	(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002				X

32		Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002				X

101.INS		XBRL Instance Document				X

101.SCH		XBRL Taxonomy Extension Schema Document				X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document				X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document				X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document				X

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRW Automotive Holdings Corp. (Registrant)
Date: February 14, 2014	By:	/s/ JOSEPH S. CANTIE Joseph S. Cantie Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 14, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JOHN C. PLANT John C. Plant	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
/s/ JOSEPH S. CANTIE Joseph S. Cantie	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ TAMMY S. MITCHELL Tammy S. Mitchell	Controller (Principal Accounting Officer)
/s/ NEIL P. SIMPKINS Neil P. Simpkins	Lead Independent Director
/s/ JAMES F. ALBAUGH James F. Albaugh	Director
/s/ FRANCOIS J. CASTAING Francois J. Castaing	Director

Signature	Title

/s/ ROBERT L. FRIEDMAN Robert L. Friedman	Director
/s/ MICHAEL R. GAMBRELL Michael R. Gambrell	Director
/s/ J. MICHAEL LOSH J. Michael Losh	Director
/s/ JODY G. MILLER Jody G. Miller	Director
/s/ PAUL H. O'NEILL Paul H. O'Neill	Director
/s/ DAVID S. TAYLOR David S. Taylor	Director