Form 10-Q
period 2014-03-28
TRW AUTOMOTIVE HOLDINGS CORP
filed 2014-04-29
CIK 1267097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2014
OR
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

        As of April 25, 2014, the number of shares outstanding of the registrant's Common Stock was 110,760,900.

TRW Automotive Holdings Corp.
Index

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Three Months Ended
	March 28, 2014	March 29, 2013
	(Unaudited)
	(In millions, except per share amounts)
Sales	$4,442	$4,213
Cost of sales	3,942	3,786

Gross profit	500	427
Administrative and selling expenses	166	141
Restructuring charges and asset impairments	20	37
Other expense (income)—net	6	(4)

Operating income	308	253
Interest expense—net	31	30
Equity in earnings of affiliates, net of tax	(10)	(12)

Earnings before income taxes	287	235
Income tax expense	78	62

Net earnings	209	173
Less: Net earnings attributable to noncontrolling interest, net of tax	10	11

Net earnings attributable to TRW	$199	$162

Basic earnings per share:
Earnings per share	$1.76	$1.35

Weighted average shares outstanding	113.3	119.6

Diluted earnings per share:
Earnings per share	$1.68	$1.29

Weighted average shares outstanding	119.8	126.9

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Comprehensive Earnings

	Three Months Ended
	March 28, 2014	March 29, 2013
	(Unaudited)
	(Dollars in millions)
Net earnings	$209	$173
Other comprehensive earnings (losses):
Foreign currency translation	—	(87)
Retirement obligations, net of tax	3	15
Deferred cash flow hedges, net of tax	—	(2)

Total other comprehensive earnings (losses)	3	(74)
Comprehensive earnings	212	99
Less: Comprehensive earnings attributable to noncontrolling interest	8	10

Comprehensive earnings attributable to TRW	$204	$89

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	March 28, 2014	December 31, 2013
	(Unaudited)
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$811	$1,729
Accounts receivable—net	2,934	2,478
Inventories	1,066	1,019
Prepaid expenses and other current assets	435	402

Total current assets	5,246	5,628
Property, plant and equipment—net of accumulated depreciation of $4,505 and $4,420, respectively	2,697	2,718
Goodwill	1,759	1,760
Intangible assets—net	290	292
Pension assets	1,115	1,059
Other assets	829	795

Total assets	$11,936	$12,252

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$397	$159
Current portion of long-term debt	21	482
Trade accounts payable	2,638	2,597
Accrued compensation	273	285
Other current liabilities	1,287	1,232

Total current liabilities	4,616	4,755
Long-term debt	1,468	1,473
Postretirement benefits other than pensions	369	375
Pension benefits	676	676
Other long-term liabilities	609	577

Total liabilities	7,738	7,856
Commitments and contingencies
Stockholders' equity:
Capital stock	1	1
Paid-in-capital	1,628	1,715
Retained earnings	2,737	2,858
Accumulated other comprehensive losses	(375)	(380)

Total TRW stockholders' equity	3,991	4,194
Noncontrolling interest	207	202

Total equity	4,198	4,396

Total liabilities and equity	$11,936	$12,252

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 28, 2014	March 29, 2013
	(Unaudited)
	(Dollars in millions)
Operating Activities
Net earnings	$209	$173
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	109	105
Net pension and other postretirement benefits income and contributions	(58)	(62)
Asset impairments	12	—
Deferred income taxes	30	23
Other—net	(5)	3
Changes in assets and liabilities:
Accounts receivable—net	(473)	(506)
Inventories	(50)	(63)
Trade accounts payable	57	119
Prepaid expenses and other assets	(57)	(31)
Other liabilities	43	61

Net cash used in operating activities	(183)	(178)
Investing Activities
Capital expenditures	(105)	(104)

Net cash used in investing activities	(105)	(104)
Financing Activities
Change in short-term debt	242	36
Proceeds from issuance of long-term debt, net of fees	—	394
Redemption of long-term debt	(471)	(12)
Proceeds from exercise of stock options	1	16
Repurchase of capital stock	(400)	(10)
Dividends paid to noncontrolling stockholders	(3)	(2)

Net cash (used in) provided by financing activities	(631)	422
Effect of exchange rate changes on cash	1	(17)

(Decrease) increase in cash and cash equivalents	(918)	123
Cash and cash equivalents at beginning of period	1,729	1,223

Cash and cash equivalents at end of period	$811	$1,346

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

2. Basis of Presentation

        These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission ("SEC") on February 14, 2014.

        These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three months ended March 28, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014.

        The Company follows a fiscal calendar that ends on December 31. However, each fiscal quarter has three periods consisting of one five week period and two four week periods. Each quarterly period ends on a Friday, with the possible exception of the final quarter of the year, which always ends on December 31.

        Earnings Per Share.    Basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance, including stock options, restricted stock units ("RSUs") and stock-settled stock appreciation rights ("SSARs"). Further, if the inclusion of shares potentially issuable for the Company's 3.50% exchangeable senior unsecured notes (see Note 9) is more dilutive than the inclusion of the interest expense for those exchangeable notes, the Company utilizes the "if-converted" method to calculate diluted earnings per share. Under the if-converted method, the Company adjusts net earnings to add back interest expense and amortization of the discount recognized on the exchangeable notes and includes the number of shares potentially issuable related to the exchangeable notes in the weighted average shares outstanding.

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

        Net earnings attributable to TRW and the weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months Ended
	March 28, 2014	March 29, 2013
	(In millions, except per share amounts)
Net earnings attributable to TRW	$199	$162
Interest expense on exchangeable notes, net of tax	1	1
Amortization of discount on exchangeable notes, net of tax	1	1

Net earnings attributable to TRW for purposes of calculating diluted earnings per share	$201	$164

Basic:
Weighted average shares outstanding	113.3	119.6

Basic earnings per share	$1.76	$1.35

Diluted:
Weighted average shares outstanding	113.3	119.6
Effect of dilutive stock options, RSUs and SSARs	1.5	1.4
Shares applicable to exchangeable notes	5.0	5.9

Diluted weighted average shares outstanding	119.8	126.9

Diluted earnings per share	$1.68	$1.29

        For the three months ended March 28, 2014 and March 29, 2013, approximately 1.0 million and 1.3 million securities, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

        Equity.    The following tables present a rollforward of the changes in equity attributable to TRW shareholders and to the noncontrolling interest.

	Three Months Ended
	March 28, 2014			March 29, 2013
	Total	TRW Shareholders	Noncontrolling Interest	Total	TRW Shareholders	Noncontrolling Interest
	(Dollars in millions)
Beginning balance of equity	$4,396	$4,194	$202	$3,769	$3,578	$191
Net earnings	209	199	10	173	162	11
Other comprehensive earnings (losses)	3	5	(2)	(74)	(73)	(1)
Dividends paid to noncontrolling interest	(3)	—	(3)	(2)	—	(2)
Changes related to share-based compensation	(7)	(7)	—	14	14	—
Repurchase of capital stock	(400)	(400)	—	(10)	(10)	—

Ending balance of equity	$4,198	$3,991	$207	$3,870	$3,671	$199

        The following tables present changes in accumulated other comprehensive earnings (losses) attributable to TRW by component:

	Three Months Ended March 28, 2014
	Foreign Currency Translation	Retirement Obligations	Deferred Cash Flow Hedges	Total
	(Dollars in millions)
Beginning balance attributable to TRW, net of tax	$41	$(405)	$(16)	$(380)
Other comprehensive earnings (losses) before reclassifications, net of tax	2	2	(3)	1
Amounts reclassified from accumulated other comprehensive earnings, net of tax	—	1 (a)	3	4

Other comprehensive earnings, net of tax	2	3	—	5

Ending balance attributable to TRW, net of tax	$43	$(402)	$(16)	$(375)

(a)
Includes actuarial gains of $4 million, reduced by prior service cost of $3 million, net of de minimis tax expense.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

	Three Months Ended March 29, 2013
	Foreign Currency Translation	Retirement Obligations	Deferred Cash Flow Hedges	Total
	(Dollars in millions)
Beginning balance attributable to TRW, net of tax	$83	$(559)	$10	$(466)
Other comprehensive earnings (losses) before reclassifications, net of tax	(86)	10	(2)	(78)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	—	5 (a)	—	5

Other comprehensive (losses) earnings, net of tax	(86)	15	(2)	(73)

Ending balance attributable to TRW, net of tax	$(3)	$(544)	$8	$(539)

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

        The following table presents the movement in the product warranty liability for the periods indicated:

	Three Months Ended
	March 28, 2014	March 29, 2013
	(Dollars in millions)
Beginning balance	$152	$140
Current period accruals, net of changes in estimates	13	14
Used for purposes intended	(11)	(9)
Effects of foreign currency translation	—	(3)

Ending balance	$154	$142

        Recently Adopted and Issued Accounting Pronouncements.    There were no new accounting pronouncements adopted or issued during the three month period ended March 28, 2014 that have had or are expected to have a material impact on the Company's financial statements.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Inventories

        The major classes of inventory are as follows:

	As of
	March 28, 2014	December 31, 2013
	(Dollars in millions)
Finished products and work in process	$511	$499
Raw materials and supplies	555	520

Total inventories	$1,066	$1,019

4. Goodwill and Intangible Assets

Goodwill

        The changes in goodwill for the period are as follows:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Total
	(Dollars in millions)
Balance as of December 31, 2013	$1,071	$541	$148	$—	$1,760
Effects of foreign currency translation	(1)	—	—	—	(1)

Balance as of March 28, 2014	$1,070	$541	$148	$—	$1,759

Intangible assets

        The following table reflects intangible assets and related accumulated amortization:

	As of March 28, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Developed technology and other intangible assets	$118	(92)	$26	$119	$(91)	$28
Indefinite-lived intangible assets:
Trademarks	264		264	264		264

Total	$382		$290	$383		$292

        The Company expects that ongoing amortization expense will approximate the following:

(Dollars in millions)
Remainder of 2014	$1
Fiscal year 2015	2
2016 and beyond	23

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Goodwill and Intangible Assets (Continued)

        The expected amortization expense for 2016 and beyond primarily relates to land use rights.

5. Other Expense (Income)—Net

        The following table provides details of other expense (income)—net:

	Three Months Ended
	March 28, 2014	March 29, 2013
	(Dollars in millions)
Net provision for bad debts	$1	$2
Net gains on sales of assets and divestitures	—	(1)
Foreign currency exchange losses (gains)	8	(2)
Royalty and grant income	(3)	(1)
Miscellaneous other income	—	(2)

Other expense (income)—net	$6	$(4)

6. Income Taxes

        The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate and records the tax impact of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

        Income tax expense for the three months ended March 28, 2014 was $78 million on pre-tax earnings of $287 million and for the three months ended March 29, 2013 was $62 million on pre-tax earnings of $235 million. Income tax expense for the three months ended March 29, 2013 includes a tax benefit of $12 million relating to the enactment of the American Taxpayer Relief Act of 2012 (the "Act"), partially offset by other discrete tax items, resulting in a net tax benefit of $4 million for the quarter. The Act was enacted on January 2, 2013 and retroactively reinstated and extended various tax provisions, including the research and development tax credit and the look through rules for controlled foreign corporations. For the periods ended March 28, 2014 and March 29, 2013, the income tax rate varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits, as well as the effect of the various items noted above.

        The Company operates in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. Although it is not possible to predict the timing of the conclusions of all ongoing tax audits with accuracy, it is possible that some or all of these examinations will conclude within the next 12 months. It is also reasonably possible that certain statute of limitations may expire relating to various foreign jurisdictions within the next 12 months. As such, it is possible that a change in the Company's gross unrecognized tax benefits may occur; however, it is not possible to reasonably estimate the potential change in gross unrecognized tax benefits.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        The following table provides the components of net pension (income) cost for the Company's defined benefit pension plans:

	Three Months Ended
	March 28, 2014			March 29, 2013
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Service cost	$—	$—	$6	$—	$—	$6
Interest cost on projected benefit obligations	9	52	10	11	47	9
Expected return on plan assets	(12)	(86)	(5)	(15)	(78)	(5)
Amortization	2	—	3	7	—	4

Net pension (income) cost	$(1)	$(34)	$14	$3	$(31)	$14

Postretirement Benefits Other Than Pensions ("OPEB")

        The following table provides the components of net OPEB (income) cost for the Company's plans:

	Three Months Ended
	March 28, 2014		March 29, 2013
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Interest cost on projected benefit obligations	$4	$1	$3	$1
Amortization	(2)	(2)	(4)	—
Settlement	—	—	(4)	—

Net OPEB cost (income)	$2	$(1)	$(5)	$1

8. Fair Value Measurements and Financial Instruments

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Fair Value Measurements and Financial Instruments (Continued)

Items Measured at Fair Value on a Recurring Basis

        The fair value measurements for assets and liabilities recognized in the Company's condensed consolidated balance sheets are as follows:

	As of
	March 28, 2014	December 31, 2013	Measurement Approach
	(Dollars in millions)
Foreign currency exchange contracts—current assets	$2	$6	Level 2
Foreign currency exchange contracts—noncurrent assets	1	—	Level 2
Foreign currency exchange contracts—current liability	9	5	Level 2
Foreign currency exchange contracts—noncurrent liability	7	9	Level 2

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

        There were no changes in the Company's valuation techniques during the three months ended March 28, 2014.

Items Measured at Fair Value on a Nonrecurring Basis

        In addition to items that are measured at fair value on a recurring basis, we also have assets that may be measured at fair value on a nonrecurring basis. These assets include long-lived assets, intangible assets and investments in affiliates, which may be written down to fair value as a result of impairment.

        The Company has determined that the fair value measurements related to each of these assets rely primarily on Company-specific inputs and the Company's assumptions about the use of the assets, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the useful life of the long-lived assets by using a risk-adjusted rate for the Company. For the three months ended March 28, 2014, the Company recorded asset impairments of $12 million associated with its determination of the fair value of its long-lived assets that exhibited indicators of impairment (see Note 10).

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Fair Value Measurements and Financial Instruments (Continued)

Financial Instruments Not Carried at Fair Value

        The carrying value and estimated fair value of financial instruments that are not carried on the Company's balance sheet at fair value are as follows:

	As of
	March 28, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value	Measurement Approach
	(Dollars in millions)
Short-term debt, fixed and floating rate	$397	$397	$159	$159	Level 2
Floating rate long term debt	$1	$1	$—	$—	Level 2
Fixed rate long-term debt	$1,353	$1,438	$1,821	$1,884	Level 2
Fixed rate exchangeable notes	$135	$410	$134	$375	Level 2

        The carrying value of short-term debt approximates fair value because of the short term nature of these instruments. The fair value of long term debt was determined primarily from quoted market prices, as provided by participants in the secondary marketplace. For long-term debt without a quoted market price, the Company estimates the fair value using discounted cash flow models with market based borrowing rates for similar types of arrangements.

Derivative Instruments and Hedging Activities

        The Company is exposed to fluctuations in foreign currency exchange rates, interest rates and commodity prices. The Company enters into derivative instruments primarily to hedge portions of its forecasted foreign currency denominated cash flows and designates these derivative instruments as cash flow hedges in order to qualify for hedge accounting. Certain foreign exchange contracts that do not qualify for hedge accounting are entered into to hedge recognized foreign currency transactions. All gains or losses on derivative instruments which are not designated for hedge accounting treatment or do not qualify for hedge accounting, or result from hedge ineffectiveness, are reported in earnings immediately.

        In addition, the Company is exposed to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company attempts to limit this exposure by entering into agreements directly with a number of major financial institutions that meet the Company's credit standards and that are expected to fully satisfy their obligations under the contracts, and by monitoring the Company's credit exposure to each counterparty in light of its current credit quality.

        As of March 28, 2014, the Company had a notional value of $2.7 billion in foreign exchange contracts outstanding. These foreign exchange contracts mature at various dates through March 2017.

        Cash Flow Hedges.    For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income ("OCI"), and is subsequently reclassified into earnings in the period which the hedged transaction affects earnings. The earnings impact is reported either in sales, cost of sales, or other (income) expense—net, to match the underlying transaction. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Fair Value Measurements and Financial Instruments (Continued)

effectiveness, which were immaterial for the three months ended March 28, 2014 and March 29, 2013, are recognized in other (income) expense—net.

        The effective portion of gains and losses on derivatives designated as cash flow hedges and recognized in OCI was a loss of $3 million for the three months ended March 28, 2014 compared to a de minimis amount for the three months ended March 29, 2013, which were related to foreign currency exchange contracts. The effective portion of gains and losses on cash flow hedges reclassified from OCI into the statement of earnings for the three months ended March 28, 2014 and March 29, 2013 was a loss of $3 million and de minimis, respectively, and was included in various line items on the statement of earnings. Gains and losses reclassified into earnings include the discontinuance of cash flow hedges, which were immaterial for the three months ended March 28, 2014 and March 29, 2013. Approximately $7 million of losses, net of tax, which are included in OCI, are expected to be reclassified into earnings in the next twelve months.

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

Offsetting of Derivative Assets and Liabilities

        The following table reflects the offsetting of derivative assets and liabilities:

	As of March 28, 2014			As of December 31, 2013
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
	(Dollars in millions)
Derivative Assets:
Foreign Currency	$35	$(32)	$3	$42	$(36)	$6
Derivative Liabilities:
Foreign Currency	48	(32)	16	50	(36)	14

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Debt

        Total outstanding debt of the Company consisted of the following:

	As of
	March 28, 2014	December 31, 2013
	(Dollars in millions)
Short-term debt	$397	$159

Long-term debt:
6.375% Senior Notes, due 2014	$—	$234
7.00% Senior Notes, due 2014	—	233
7.25% Senior Notes, due 2017	446	446
4.50% Senior Notes, due 2021	400	400
4.45% Senior Notes, due 2023	400	400
Exchangeable senior notes, due 2015	135	134
Revolving credit facility	—	—
Capitalized leases	17	18
Other long-term borrowings	91	90

Total long-term debt	1,489	1,955
Less current portion	21	482

Long-term debt, net of current portion	$1,468	$1,473

Senior Notes

        4.45% Senior Notes.    In November 2013, the Company issued $400 million in aggregate principal amount of 4.45% senior unsecured notes due 2023 in a private placement. Interest is payable semi-annually on December 1 and June 1 of each year beginning June 1, 2014.

        4.50% Senior Notes.    In February 2013, the Company issued $400 million in aggregate principal amount of 4.50% senior unsecured notes due 2021 in a private placement. Interest is payable semi-annually on March 1 and September 1 of each year.

        7.25% Senior Notes.    In March 2007, the Company issued $600 million in aggregate principal amount of 7.25% senior unsecured notes due 2017 in a private placement. Interest is payable semi-annually on March 15 and September 15 of each year.

        6.375% Senior Notes and 7.00% Senior Notes Issued in 2007.    On March 15, 2014, the 6.375% Senior Notes and 7.00% Senior Notes matured and the Company paid the principal amounts outstanding of €170 million and $233 million, respectively.

Exchangeable Senior Notes

        In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015 (the "Exchangeable Senior Notes") in a private placement. Prior to September 1, 2015, the notes are exchangeable only upon specified events or conditions being met and, thereafter, at any time. One condition was met as of March 28, 2014, and as such, the notes are exchangeable in the second quarter of 2014. They will remain exchangeable in

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Debt (Continued)

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

        The Exchangeable Senior Notes were recorded with a debt discount which decreased debt and increased paid-in-capital in order to separate the liability and embedded equity components. The debt component will accrete up to the principal amount to effectively yield 9.0% over the term of the debt. The debt discount as of March 28, 2014 and December 31, 2013 was $13 million and $14 million, respectively. The total interest expense recognized for the three months ended March 28, 2014 and March 29, 2013, was approximately $3 million in each respective period, including $1 million in each respective period relating to the stated coupon rate.

Senior Credit Facilities

        The Company's Eighth Amended and Restated Credit Agreement dated September 28, 2012 (the "Eighth Credit Agreement") provides for senior credit facilities consisting of (i) a revolving credit facility in the amount of $1.4 billion which matures in September 2017, subject to certain liquidity conditions being met in October 2016 (the "Revolving Credit Facility"), and (ii) additional availability which may be used in the future for one or more term loans or additional revolving facilities (together with the Revolving Credit Facility, the "Facilities"). All of the Facilities are undrawn.

        The commitment fee and the applicable margin for borrowing on the Revolving Credit Facility are subject to a ratings-based grid. The applicable margin in effect as of March 28, 2014 was 0.25% with respect to base rate borrowings, 1.25% with respect to eurocurrency borrowings, and the commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.25%.

Debt Repurchases

        As market conditions warrant, the Company may from time to time repurchase debt securities, including exchangeable debt securities, issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or by other means, or the Company may optionally redeem such debt securities.

Other Borrowings

        The Company has borrowings under uncommitted credit agreements in several of the countries in which it operates. The borrowings are from various individual banks at quoted market interest rates. As of March 28, 2014, the Company had short-term borrowings under uncommitted credit facilities totaling $397 million.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Restructuring Charges and Asset Impairments

        Restructuring charges and asset impairments incurred as part of the Company's ongoing effort to better align the Company's cost structure with global automotive market conditions, primarily in the European and North American automotive markets, include the following:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Corporate	Total
	(Dollars in millions)
For the three months ended March 28, 2014:
Severance and other charges—net	$7	$—	$—	$1	$—	$8
Asset impairments related to restructuring activities	12	—	—	—	—	12

Total restructuring charges and asset impairments	$19	$—	$—	$1	$—	$20

For the three months ended March 29, 2013:
Severance and other charges	$16	$27	$—	$(6)	$—	$37

Total restructuring charges and asset impairments	$16	$27	$—	$(6)	$—	$37

Restructuring Reserves

        The following table illustrates the movement of the restructuring reserves for severance and other charges, including reserves related to severance-related postemployment benefits for both periods presented:

	Three Months Ended
	March 28, 2014	March 29, 2013
	(Dollars in millions)
Beginning balance	$88	$121
Current period accruals, net of changes in estimates	8	37
Used for purposes intended	(12)	(32)
Effects of foreign currency translation	—	(1)

Ending balance	$84	$125

        Of the $84 million restructuring reserves as of March 28, 2014, approximately $72 million is expected to be paid in the remainder of 2014. The remaining balance is expected to be paid in 2015 to 2016 and is comprised primarily of involuntary employee termination arrangements in Europe.

11. Capital Stock

        The Company's authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the "Common Stock"), of which 110,759,015 shares were issued and outstanding

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Capital Stock (Continued)

as of March 28, 2014, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the Company's stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

        From time to time, capital stock is issued in conjunction with the exercise of stock options and stock-settled stock appreciation rights and the vesting of restricted stock units issued as part of the Company's stock incentive plan (see Note 12).

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

        In the first quarter of 2014, the Company entered into an accelerated share repurchase ("ASR") agreement with a third-party financial institution to repurchase the Company's common stock. Under the ASR agreement, the Company made an up-front payment of $400 million and received an initial delivery of approximately 3.9 million shares in the first quarter of 2014. The total number of shares to be ultimately delivered, and therefore the average price paid per share, will be determined at the end of the repurchase period based on the volume weighted average price of the Company's common stock during that period. The ASR is expected be completed by the end of the third quarter of 2014.

12. Share-Based Compensation

  Equity Awards

        On February 21, 2014, the Company granted 850,900 SSARs to executive officers and certain employees of the Company pursuant to the TRW Automotive Holdings Corp. 2012 Stock Incentive Plan (the "2012 Plan"). Each SSAR entitles the grantee to receive the appreciation in value of one underlying share of the Company's stock from the grant date fair market value of $82.50 to the fair market value on the exercise date, although the stock price at exercise is limited to a maximum value of $130.00.

        On February 21, 2014, the Company also granted 284,723 RSUs to executive officers and certain employees of the Company pursuant to the 2012 Plan and 3,365 phantom stock units ("PSUs") to certain other employees of the Company. Each PSU entitles the grantee to receive a cash payment upon vesting equal to the fair market value on the vesting date of one share of the Company's common stock.

        In addition, on February 21, 2014, the Company granted 46,949 performance stock units ("Performance Units") to executive officers. The number of Performance Units that will be earned will be based on the Company's achievement of total shareholder return ("TSR") over a three-year period relative to automotive parts companies within the Russell 3000 Index, and the number of units can vary from 0% to 150% of the target award amount. The three-year performance period ends on December 31, 2016, and any Performance Units earned will be settled in shares of the Company's common stock.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. Share-Based Compensation (Continued)

        As of March 28, 2014, the Company had 3,344,533 shares of Common Stock available for issuance under the 2012 Plan. In addition, 374,447 stock options, 3,656,985 SSARs, 688,853 nonvested RSUs, 16,000 nonvested PSUs and 46,949 nonvested Performance Units were outstanding as of March 28, 2014. All of the SSARs and stock options have an 8-year term and vest ratably over three years, substantially all of the RSUs vest ratably over three years and a majority of the phantom stock units cliff vest after three years. As a result of changes to retirement provisions in the equity award agreements beginning in 2013, the Company applies a non-substantive vesting period approach for certain of the awards granted in 2014 and 2013 whereby expense is accelerated for those employees who receive awards and are eligible to retire prior to the award vesting.

        Share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended
	March 28, 2014	March 29, 2013
	(Dollars in millions)
Stock options and SSARs	$2	$2
RSUs	5	9
Performance Units	1	—

Total share-based compensation expense	$8	$11

13. Contingencies

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

        As of March 28, 2014, the Company had reserves for environmental matters of $74 million. In addition, the Company has established a receivable for a portion of this environmental liability as a result of its right to indemnification for 50% of any environmental liabilities associated with the operation or ownership of the Company's automotive business existing at or prior to March 2003. The Company believes any liability, in excess of amounts accrued in its financial statements, that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates, will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the Company cannot predict the effect on the Company's

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

13. Contingencies (Continued)

financial position, results of operations or cash expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect on the Company's financial statements of compliance with environmental laws and regulations with respect to unknown environmental matters or the possible effect of compliance with environmental requirements imposed in the future.

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

Antitrust Matters

        Antitrust authorities, including those in the United States and Europe, are investigating possible violations of competition (antitrust) laws by automotive parts suppliers (referred to herein as the "Antitrust Investigations"). The U.S. Department of Justice ("DOJ") initiated an investigation into the Company's Occupant Safety Systems business in June 2011, which was concluded in 2012 when the court approved a plea agreement between one of the Company's German subsidiaries and the DOJ. Also in June 2011, the European Commission initiated an Antitrust Investigation which includes the Company, among others, and which is ongoing. While the duration and outcome of the European Commission's investigation is uncertain, a determination that the Company has violated European competition (antitrust) laws could result in significant penalties which could have a material adverse effect on its financial condition, results of operations and cash flows, as well as its reputation. While the Company cannot estimate the ultimate financial impact resulting from the European investigation,

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

13. Contingencies (Continued)

it will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

        The Company's policy is to comply with all laws and regulations, including all antitrust and competition laws. The Company is cooperating fully with the competition authorities in the context of their ongoing investigations.

        The Company has been named as a defendant in purported class action lawsuits filed on various dates from June 2012 through July 2013, which are pending in the United States District Court for the Eastern District of Michigan and in various courts in Canada on behalf of direct purchasers, vehicle purchasers, lessors and dealers, alleging that the Company and certain of its competitors conspired to fix and raise prices for Occupant Safety Systems products. The Company intends to defend these cases vigorously. Management believes that the ultimate resolution of these cases will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

14. Segment Information

        The following tables present certain financial information by segment:

	Three Months Ended
	March 28, 2014	March 29, 2013
	(Dollars in millions)
Sales to external customers:
Chassis Systems	$2,871	$2,725
Occupant Safety Systems	865	844
Electronics	219	162
Automotive Components	487	482

Total sales to external customers	$4,442	$4,213

Intersegment sales:
Chassis Systems	$3	$4
Occupant Safety Systems	37	33
Electronics	149	130
Automotive Components	19	18

Total intersegment sales	$208	$185

Total segment sales:
Chassis Systems	$2,874	$2,729
Occupant Safety Systems	902	877
Electronics	368	292
Automotive Components	506	500

Total segment sales	$4,650	$4,398

Earnings before taxes:
Chassis Systems	$192	$166
Occupant Safety Systems	65	32
Electronics	36	26
Automotive Components	43	45

Segment earnings before taxes	336	269
Corporate expense and other	(28)	(15)
Financing costs	(31)	(30)
Net earnings attributable to noncontrolling interest, net of tax	10	11

Earnings before income taxes	$287	$235

        See Note 10 for a summary of restructuring charges and asset impairments by segment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission on February 14, 2014 (our "2013 Annual Report") and the other information included herein. Our discussion of trends and conditions, in particular, supplements and updates such discussion included in our 2013 Annual Report. References in this quarterly report on Form 10-Q (this "Report") to "we," "our," or the "Company" refer to TRW Automotive Holdings Corp., together with its subsidiaries.

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

Financial Results

        For the three months ended March 28, 2014:

  •
  Our net sales were $4.4 billion, which represents an increase of 5% compared to the prior year period. The higher level of sales was driven by increased demand for our active and passive safety products and growth in vehicle production in our major markets, North America, Europe and China, which more than offset the impact of lower sales related to exiting certain of our brake component and modules businesses in North America.

  •
  Operating income was $308 million compared to $253 million in the prior year period. The increase in operating income of $55 million resulted primarily from the positive impact of the higher level of sales and lower restructuring charges.

  •
  Net earnings attributable to TRW were $199 million compared to $162 million in the prior year period. This increase of $37 million was primarily the result of the increase in operating income, partially offset by higher income tax expense.

Recent Trends and Conditions

        Our business and operating results are directly affected by the relative strength of the global automotive industry, which tends to be driven by macroeconomic factors such as gross domestic product growth, consumer confidence, fluctuating commodity, currency and fuel prices and regulatory/governmental initiatives. The primary trends and market conditions impacting our business in 2014 include:

  General Economic Conditions:

          Although U.S. economic data suggests the economy is regaining momentum after the negative impact of harsh weather experienced at the beginning of the year, global economic sentiment remains cautious given heightened geopolitical uncertainty in the European region, as well as increasing volatility within the emerging markets, including the slowing pace of economic growth in

  China. The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles.

          During the first quarter of 2014, while vehicle production levels in our major markets increased, expectations were tempered by geopolitical concerns and signs of slowing in the pace of China's economic growth. In North America, consumer demand appears to continue to support the current level of vehicle production. In Europe, the economy and automotive industry appear to be stabilizing. In China, although the pace of economic growth has moderated, the automotive industry continues to expand with automotive suppliers benefiting from increased production levels.

  Production Levels:

          Vehicle production levels in North America, Europe and China during the first quarter of 2014 continued on a positive trend.

          Approximately 41% of our sales originated in Europe during 2013. This region experienced higher production levels in the first quarter of 2014 compared to 2013, primarily due to increased European consumer demand as a result of higher consumer confidence and pent-up demand for vehicles. Despite a strong first quarter, production levels in this region are expected to be flat on a year-over-year basis for the remainder of 2014. We also remain cautious due to the uncertainty related to the geopolitical concerns that could impact this region.

          Approximately 36% of our sales originated in North America during 2013. Production levels in this region increased in the first quarter of 2014 compared to 2013. The Detroit Three (defined as Chrysler Group LLC, Ford Motor Company, and General Motors Company, combined) production levels were consistent with overall production levels within North America in the first quarter of 2014. However, for the remainder of 2014, we expect the Detroit Three to lag behind the overall growth in production levels within North America. In general, our financial results are more closely correlated to the production by the Detroit Three given our higher sales content to these manufacturers compared to other manufacturers.

          Approximately 23% of our sales originated in regions outside of Europe and North America (primarily China, which comprised approximately 16% of total sales) during 2013. In China, production levels were higher in the first quarter of 2014 compared to 2013 due to increased consumer demand. We expect growth in production levels for the remainder of 2014 in China.

Changes to Our Debt and Capital Structure

        During the first quarter of 2014, we continued to focus on improving the strength, flexibility, and cost efficiency of our capital structure, resulting in outstanding debt of $1.9 billion and a cash balance of $811 million at March 28, 2014. On March 15, 2014, our 6.375% Senior Notes and 7.00% Senior Notes matured and we repaid the outstanding principal amount totaling $469 million. Additionally, during the first quarter, we increased our borrowings under short-term uncommitted credit lines by $242 million.

        As market conditions warrant, we may, from time to time, repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or otherwise, or we may redeem such debt securities.

        In connection with our publicly announced share repurchase programs, during the three months ended March 28, 2014, we utilized $400 million of cash on hand and initially received approximately 3.9 million shares of common stock under an accelerated share repurchase ("ASR") program that is expected to be completed by the end of the third quarter of 2014.

        See "LIQUIDITY AND CAPITAL RESOURCES" below, Part II, Item 2 (c), "Issuer repurchases of equity securities," of this Report and Note 9 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for further information.

RESULTS OF OPERATIONS

        The following unaudited consolidated statements of earnings compare the results of operations for the periods presented as follows:

Total Company Results of Operations

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	March 28, 2014	March 29, 2013	Variance
	(Dollars in millions)
Sales	$4,442	$4,213	$229
Cost of sales	3,942	3,786	156

Gross profit	500	427	73
Administrative and selling expenses	166	141	25
Restructuring charges and asset impairments	20	37	(17)
Other expense (income)—net	6	(4)	10

Operating income	308	253	55
Interest expense—net	31	30	1
Equity in earnings of affiliates, net of tax	(10)	(12)	2

Earnings before income taxes	287	235	52
Income tax expense	78	62	16

Net earnings	209	173	36
Less: Net earnings attributable to noncontrolling interest, net of tax	10	11	(1)

Net earnings attributable to TRW	$199	$162	$37

Sales

        Changes in both vehicle production levels and our sales, by major geographic region, as compared to the prior year quarter are presented below:

	Variance
	Vehicle Production(a)	TRW Sales
North America	6%	(1)%
Europe	7%	9%
Rest of World	4%	9%

(a)
Source: Primarily IHS Automotive light vehicle production forecast.

Cost of Sales

        Changes in the major components within our cost of sales are presented below:

(Dollars in millions)
Cost of sales, three months ended March 29, 2013	$3,786
Material	122
Labor and other	28
Depreciation and amortization	6

Cost of sales, three months ended March 28, 2014	$3,942

Comparison of the Three Months Ended March 28, 2014 to the Three Months Ended March 29, 2013

        Sales increased by $229 million, or 5%, for the three months ended March 28, 2014 compared to the three months ended March 29, 2013. The increase in sales was driven by higher production volume primarily in North America, Europe and China, and increased demand for our active and passive safety products, together totaling $311 million, and the favorable impact of foreign currency exchange of $48 million, partially offset by lower sales of $130 million as a result of exiting certain of our brake component and modules businesses in North America, which ceased during the first quarter of 2014.

        For the three months ended March 28, 2014, the increase in TRW sales in North America was less than the increase in vehicle production primarily due to exiting certain of our brake component and modules businesses in North America during the quarter. In Europe, sales were positively impacted by foreign currency exchange. Excluding the impact of foreign currency exchange, sales increased 5% in Europe, which was less than the vehicle production increase in this region, primarily due to the mix of platforms and products sold. In the Rest of World, the foreign-exchange adjusted increase in our sales was higher than the industry production increase due to a favorable concentration of customers and increased demand for our safety products.

        Cost of sales increased by $156 million, or 4%, for the three months ended March 28, 2014 compared to the three months ended March 29, 2013. The increase was driven primarily by additional costs associated with increased volume (net of cost reductions) of $221 million, as well as the unfavorable impact of foreign currency exchange of $45 million, partially offset by lower cost of sales of $110 million related to exiting certain of our brake component and modules businesses in North America.

        Gross profit, as a percentage of sales, for the three months ended March 28, 2014 was 11.3% compared to 10.1% for the three months ended March 29, 2013. This margin improvement was primarily driven by the favorable profit impact of additional volume, as well as cost reductions.

        Gross profit increased by $73 million for the three months ended March 28, 2014 compared to the three months ended March 29, 2013. This increase was primarily driven by the favorable impact of higher volume (net of a higher proportion of lower margin business) of $78 million, increased cost reductions in excess of non-commodity inflation, engineering, salary and other costs of $12 million, and the favorable impact of foreign currency exchange of $3 million, partially offset by the reduction in profit as a result of exiting certain of our brake component and modules businesses in North America of $20 million.

        Administrative and selling expenses, as a percentage of sales, were 3.7% for the three months ended March 28, 2014 compared to 3.3% for the three months ended March 29, 2013. The increase of $25 million was primarily driven by the unfavorable impact of higher salary and other compensation costs of $17 million, increased non-commodity inflation and other costs of $6 million, and the unfavorable impact of foreign currency exchange of $2 million.

        Restructuring charges and asset impairments were $20 million for the three months ended March 28, 2014 compared to $37 million for the three months ended March 29, 2013. This decrease was driven by lower severance and other charges of $29 million, partially offset by higher asset impairments of $12 million.

        Other expense (income)—net changed by $10 million for the three months ended March 28, 2014 compared to the three months ended March 29, 2013. This increase in expense was primarily due to foreign currency losses.

        Income tax expense for the three months ended March 28, 2014 was $78 million on pre-tax earnings of $287 million compared to an income tax expense of $62 million on pre-tax earnings of $235 million for the three months ended March 29, 2013.

SEGMENT RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 28, 2014 to the Three Months Ended March 29, 2013.

  Sales, Including Intersegment Sales

	Three Months Ended			Variance Drivers:
	March 28, 2014	March 29, 2013	Variance	Volume and Other	Foreign Currency
	(Dollars in millions)
Chassis Systems	$2,874	$2,729	$145	$129	$16
Occupant Safety Systems	902	877	25	2	23
Electronics	368	292	76	71	5
Automotive Components	506	500	6	1	5

Segment Sales	4,650	4,398	252	203	49
Intersegment eliminations	(208)	(185)	(23)

Total sales	$4,442	$4,213	$229

  •
  The following items are included in Volume and Other above:

  •
  The unfavorable impact of lower sales of $130 million in Chassis Systems related to exiting certain of our brake component and modules businesses in North America, which ceased during the first quarter of 2014.

  •
  The unfavorable impact of price reductions provided to customers of $29 million in Occupant Safety Systems.

  •
  The favorable impact of foreign currency exchange primarily relates to the euro. In our Chassis Systems segment, this favorable impact was partially offset by the unfavorable impact of the Brazilian real.

Cost of Sales

	Three Months Ended			Variance Components:		Variance Drivers:
	March 28, 2014	March 29, 2013	Variance	Material Cost	Labor and Other Costs	Volume and Inflation	Foreign Currency	Other
	(Dollars in millions)
Chassis Systems	$2,586	$2,486	$100	$83	$17	$190	$20	$(110)
Occupant Safety Systems	819	803	16	11	5	(2)	18	—
Electronics	327	263	64	51	13	59	5	—
Automotive Components	445	445	—	(2)	2	(5)	5	—

Segment cost of sales before intersegment eliminations	4,177	3,997	180	143	37	242	48	(110)
Intersegment eliminations	(208)	(185)	(23)

Segment cost of sales	$3,969	$3,812	$157

  •
  The Volume and Inflation category above represents amounts net of cost reduction efforts.

  •
  The unfavorable impact of foreign currency exchange primarily relates to the euro.

  •
  The following items are included in Other above:

  •
  The reduction of $110 million in cost of sales in Chassis Systems related to exiting certain of our brake component and modules businesses in North America.

Earnings Before Taxes

	Three Months Ended			Variance Drivers:
	March 28, 2014	March 29, 2013	Variance	Volume	Foreign Currency	Cost (Increases)/ Reductions	Restructuring	Other
	(Dollars in millions)
Chassis Systems	$192	$166	$26	$52	$(12)	$8	$(3)	$(19)
Occupant Safety Systems	65	32	33	10	6	19	27	(29)
Electronics	36	26	10	14	1	(5)	—	—
Automotive Components	43	45	(2)	1	(1)	5	(7)	—

Segment earnings before taxes	336	269	67	77	(6)	27	17	(48)
Corporate expense and other	(28)	(15)	(13)
Financing costs	(31)	(30)	(1)
Net earnings attributable to noncontrolling interest, net of tax	10	11	(1)

Earnings before income taxes	$287	$235	$52

  •
  The Volume category above includes the net impact of a higher proportion of lower margin business, including the introduction of new products at initial lower margins in our Electronics segment.

  •
  The unfavorable impact of foreign currency exchange in our Chassis Systems segment primarily relates to the Brazilian real and Chinese renminbi, which outweighed the favorable impact of the euro. The favorable impact of foreign currency exchange in our Occupant Safety Systems segment primarily relates to the euro.

  •
  The Cost (Increases)/Reductions category above represents cost savings in excess of growth costs, such as salary and engineering costs, as well as non-commodity inflation and other costs.

  •
  The following items are included in Other above:

  •
  The unfavorable impact of price reductions provided to customers of $29 million in Occupant Safety Systems.

  •
  The reduction in profit of $19 million in our Chassis Systems segment related to exiting certain of our brake component and modules businesses in North America.

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

LIQUIDITY AND CAPITAL RESOURCES

        On an annual basis, our primary source of liquidity is cash flows generated from operations. At various points during the course of a given year, we may be in an operating cash usage position, which is not unusual given the seasonality of our business. We also have available liquidity under our Revolving Credit Facility and other credit facilities, subject to certain conditions. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. Although we have historically been successful in managing the timing of our cash flows, future success will depend on the financial position of our customers and suppliers, and on industry conditions.

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

        As of March 28, 2014, the amount of cash and cash equivalents held by foreign subsidiaries was $777 million. If these funds were repatriated to the U.S., we would be required to provide for U.S. federal and state income tax, foreign income tax, and foreign withholding taxes. We have already provided for such taxes on a significant portion of this cash and cash equivalents that are not deemed to be permanently reinvested. However, for the entities that hold the remainder of such cash and cash equivalents, we have not provided for such taxes as it is our intention that those funds are permanently reinvested outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash Flows

        Operating Activities.    Cash used in operating activities for the three months ended March 28, 2014 was $183 million compared to $178 million for the three months ended March 29, 2013. This slightly increased use between the two periods was primarily the result of higher cash paid for taxes of $22 million, increased working capital requirements of $16 million, higher outflows for other liabilities primarily relating to customer pricing, warranty and recall matters of $16 million, partially offset by higher cash earnings and lower outflows for restructuring and other severance-related payments of $20 million.

        Investing Activities.    Cash used in investing activities for capital expenditures for the three months ended March 28, 2014 was $105 million compared to $104 million for the three months ended March 29, 2013. These capital expenditures were primarily related to investing in new facilities, upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend between $730 and $750 million during 2014 on capital expenditures as we continue to invest in our strategic priorities and growth.

        Financing Activities.    Cash used in financing activities was $631 million for the three months ended March 28, 2014, compared to cash provided by financing activities of $422 million for the three months ended March 29, 2013.

        During the three months ended March 28, 2014, we repaid the outstanding principal balance of $469 million upon maturity on our 6.375% Senior Notes and 7.00% Senior Notes. We also increased our short-term borrowings by $242 million. Additionally, we used $400 million of cash on hand and initially received approximately 3.9 million shares of our common stock under an accelerated share repurchase agreement. Also, during the three months ended March 28, 2014, certain of our subsidiaries paid $3 million of dividends to noncontrolling stockholders.

Other Sources of Liquidity

        Our Eighth Amended and Restated Credit Agreement dated September 28, 2012 (the "Eighth Credit Agreement") provides for senior credit facilities consisting of (i) a revolving credit facility in the amount of $1.4 billion which matures in September 2017, subject to certain conditions (the "Revolving Credit Facility"), and (ii) additional availability which may be used in the future for one or more term loans or additional revolving facilities (together with the Revolving Credit Facility, the "Facilities"). As of March 28, 2014, we had no outstanding borrowings under our Revolving Credit Facility, resulting in $1.4 billion of availability. See "—Senior Credit Facilities" in Note 9 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our Revolving Credit Facility.

        As of March 28, 2014, our subsidiaries in the United States, European region and Asia Pacific region also had various uncommitted credit facilities with individual banks, of which $309 million, $193 million and $127 million, respectively, was unutilized.

        We may draw down on and use proceeds from any of these credit facilities, including our Revolving Credit Facility, from month to month in conjunction with available cash on hand in order to fund normal working capital needs. For example, as of March 28, 2014, we had short-term borrowings under uncommitted credit facilities totaling $397 million, while during the quarter we had up to $500 million, in aggregate, outstanding under these credit facilities.

        The Eighth Credit Agreement governs our Facilities and contains a number of covenants, including financial covenants, that would impact our ability to borrow on the facility if not met and restrictive covenants that restrict, among other things and subject to certain exceptions, the ability to incur additional indebtedness, repay or repurchase other indebtedness, repurchase capital stock and pay cash dividends on our common stock. As of March 28, 2014, we were in compliance with all of our financial covenants. Such covenants are described in more detail in Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Contractual Obligations and Commitments

        During the three months ended March 28, 2014, there have been no material changes outside the ordinary course of our business to the contractual obligations previously disclosed in "—Contractual Obligations and Commitments" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Off-Balance Sheet Arrangements

        We do not have material off-balance sheet arrangements. We do not have guarantees related to unconsolidated entities, which have, or are reasonably likely to have, a material current or future effect on our financial position, results of operations or cash flows.

CONTINGENCIES AND ENVIRONMENTAL MATTERS

        The information concerning the ongoing antitrust matters and other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 13 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        There were no new accounting pronouncements adopted or issued during the three month period ended March 28, 2014 that have had or are expected to have a material impact on our financial statements.

CRITICAL ACCOUNTING ESTIMATES

        There have been no significant changes in our critical accounting estimates during the three months ended March 28, 2014.

OUTLOOK

        We expect full year 2014 sales to be in the range of $17.4 billion to $17.7 billion, including second quarter sales of approximately $4.5 billion. These sales figures are based on expected 2014 production levels of 16.8 million units in North America, 19.6 million units in Europe, continued expansion in vehicle production volumes in China, and our expectations for foreign currency exchange rates.

        In general, we expect global production levels to increase slightly in 2014 compared to 2013. In North America, the industry recovery continues although the pace of growth is moderating. Production levels for the Detroit Three (defined as Chrysler Group LLC, Ford Motor Company, and General Motors Company, combined), are expected to lag behind the production levels for the region for the remainder of 2014. In general, our financial results are more closely correlated to the production by the Detroit Three given our higher sales content to these manufacturers compared to other manufacturers. In Europe, while we expect the economic recovery to progress, production levels are expected to be relatively flat on a year-over-year basis for the remainder of the year. Further, the geopolitical tension may impact the economic stabilization and production levels in this region. Growth in China is expected to continue at a moderate pace in 2014. Considering the expected long-term growth within this region, we continue to invest appropriate levels of capital, engineering and infrastructure to underpin our expansion and position us to benefit from these growth opportunities.

        We continue to evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions and the production plans of our customers. We will continue to assess our cost base primarily in Europe, and in 2014, we intend to continue our restructuring efforts, including plant rationalizations, targeted workforce reductions and adjustments to certain of our fixed costs, to align our operations with the existing environment. As a result, we expect to incur restructuring charges of approximately $55 million in 2014. We believe these efforts are necessary actions in order to preserve our competitiveness and will provide lasting benefit over the long term.

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

        There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2013 under "Item 1A. Risk Factors," including: economic conditions adversely affecting our business, results or the viability of our supply base; risks associated with non-U.S. operations, including economic and political uncertainty in some regions, adversely affecting our business, results or financial condition; the unsuccessful implementation of our current expansion efforts adversely impacting our business or results; any developments related to antitrust investigations adversely affecting our financial condition, results, cash flows or reputation; pricing pressures from our customers adversely affecting our profitability; global competition adversely affecting our sales, profitability or financial condition; any disruption in our information technology systems adversely impacting our business and operations; any shortage of supplies causing a production disruption for any customers or us; the loss of any of our largest customers or a significant amount of their business, or a significant decline in their production levels, adversely affecting us; strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations impacting our results; our contingent liabilities and tax matters causing us to incur losses or costs; any inability to protect our intellectual property rights adversely affecting our business or our competitive position; commodity inflationary pressures adversely affecting our profitability or supply base; costs or adverse effects on our business, reputation or results from governmental regulations; work stoppages or other labor issues at our facilities or those of our customers or others in our supply chain adversely affecting our business, results or financial condition; any increase in the expense of our pension and other postretirement benefits or the funding requirements of our pension plans reducing our profitability; and other risks and uncertainties set forth in our Annual Report on Form 10-K, in "—Executive Overview" above and in our other filings with the Securities and Exchange Commission.

        All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We do not undertake any obligation to release publicly any update or revision to any of the forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        There have been no material changes to the quantitative and qualitative information about the Company's market risk from those previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a—15(e) under the Securities Exchange Act of 1934) as of March 28, 2014, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

        Changes in Internal Control over Financial Reporting.    There was no change in the Company's internal controls over financial reporting that occurred during the first fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        The information concerning the ongoing antitrust matters and other legal proceedings involving the Company contained in Note 13 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

Item 1A.    Risk Factors

        There have been no material changes in the Company's risk factors from those previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

        In the first quarter of 2014, the Company entered into an accelerated share repurchase ("ASR") agreement with a third party financial institution to repurchase its common stock using cash on hand. Pursuant to the ASR agreement, the Company made an up-front payment of $400 million and received an initial delivery of approximately 3.9 million shares in the first quarter. The total number of shares to be ultimately delivered, and therefore the average price paid per share, will be determined at the end of the repurchase period based on the volume weighted average price of the Company's common stock during that period. The ASR agreement is expected to be completed by the end of the third quarter of 2014.

        The following table summarizes information relating to purchases of the Company's common stock made by or on behalf of the Company during the first quarter of 2014, including the up-front payment made and initial shares received pursuant to the ASR agreement discussed above.

Period(a)	Total Number of Shares Purchased(b)	Average Price Paid Per Share(c)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Max. Number of Shares (or Approx. Dollar Value) that May Yet Be Purchased Under the Plans or Programs(d)
January 1, 2014 to January 31, 2014	—	$—		—	$1,409,496,202
February 1, 2014 to February 28, 2014	—	—		—	1,409,496,202
March 1, 2014 to March 28, 2014(e)	3,887,269	82.32		3,887,269	1,132,445,202

Total	3,887,269	$82.32	(e)	3,887,269	$1,132,445,202

(a)
Monthly information is presented by reference to the Company's fiscal months during the first quarter of 2014, based upon settlement of each transaction.

(b)
All of the shares indicated were purchased under the Company's publicly announced repurchase programs, which consist of (i) the Anti-Dilution Program that was announced on February 16, 2012 and has no expiration date, and (ii) the $2 Billion Program originally announced on October 1, 2012, with a subsequent announcement on October 29, 2013 of the program's increased size and extension through December 31, 2016.

(c)
Excluding commissions.

(d)
The dollar values in this column reflect the approximate dollar value of shares that may yet be purchased under the $2 Billion Program. During the first quarter of 2014, the Company reached its 2014 board-authorized limit under the Anti-Dilution Program; however, additional shares may be purchased under the Anti-Dilution Program in 2015 and subsequent years.

(e)
Under the ASR agreement, the Company paid $400 million and received an initial delivery of approximately 3.9 million shares of its common stock in the first quarter of 2014. The average price paid per share reflected in the table is based upon the then-current market price of the shares on the date the ASR agreement was executed. The total number of shares to be ultimately delivered, and therefore the average price paid per share, will be determined at the end of the repurchase period based on the volume weighted average price of the Company's common stock during that period, less a discount.

        Additional information regarding our share repurchase programs can be found in Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 5.    Other Information

        None.

Item 6.    Exhibits (including those incorporated by reference)

Exhibit Number		Exhibit Name
3.1		Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

3.2		Fourth Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed February 14, 2014)

10.1		Form of Executive Officer Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 14, 2014)

31(a)	*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31(b)	*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32	*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Filed herewith

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRW Automotive Holdings Corp. (Registrant)
Date: April 29, 2014	By:	/s/ JOSEPH S. CANTIE Joseph S. Cantie Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)