Form 10-Q
period 2014-06-27
TRW AUTOMOTIVE HOLDINGS CORP
filed 2014-07-29
CIK 1267097

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2014
OR
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

        As of July 23, 2014, the number of shares outstanding of the registrant's Common Stock was 111,237,505.

TRW Automotive Holdings Corp.
Index

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(Unaudited)
	(In millions, except per share amounts)
Sales	$4,593	$4,514	$9,035	$8,727
Cost of sales	4,026	3,983	7,968	7,769

Gross profit	567	531	1,067	958
Administrative and selling expenses	169	147	335	288
Restructuring charges and asset impairments	6	1	26	38
Other expense (income)—net	9	(2)	15	(6)

Operating income	383	385	691	638
Interest expense—net	26	34	57	64
Loss on retirement of debt—net	—	5	—	5
Equity in earnings of affiliates, net of tax	(10)	(11)	(20)	(23)

Earnings before income taxes	367	357	654	592
Income tax expense	92	97	170	159

Net earnings	275	260	484	433
Less: Net earnings attributable to noncontrolling interest, net of tax	10	12	20	23

Net earnings attributable to TRW	$265	$248	$464	$410

Basic earnings per share:
Earnings per share	$2.39	$2.09	$4.14	$3.44

Weighted average shares outstanding	110.8	118.9	112.0	119.2

Diluted earnings per share:
Earnings per share	$2.27	$1.99	$3.95	$3.28

Weighted average shares outstanding	117.4	125.8	118.6	126.3

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Comprehensive Earnings

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(Unaudited)
	(Dollars in millions)
Net earnings	$275	$260	$484	$433
Other comprehensive earnings (losses):
Foreign currency translation	33	(30)	33	(117)
Retirement obligations, net of tax	(4)	(33)	(1)	(18)
Deferred cash flow hedges, net of tax	24	(24)	24	(26)

Total other comprehensive earnings (losses)	53	(87)	56	(161)

Comprehensive earnings	328	173	540	272
Less: Comprehensive earnings attributable to noncontrolling interest	8	13	16	23

Comprehensive earnings attributable to TRW	$320	$160	$524	$249

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	June 27, 2014	December 31, 2013
	(Unaudited)
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$931	$1,729
Accounts receivable—net	3,078	2,478
Inventories	1,119	1,019
Prepaid expenses and other current assets	473	402

Total current assets	5,601	5,628
Property, plant and equipment—net of accumulated depreciation of $4,603 and $4,420, respectively	2,734	2,718
Goodwill	1,759	1,760
Intangible assets—net	289	292
Pension assets	1,189	1,059
Other assets	861	795

Total assets	$12,433	$12,252

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$406	$159
Current portion of long-term debt	37	482
Trade accounts payable	2,729	2,597
Accrued compensation	277	285
Other current liabilities	1,308	1,232

Total current liabilities	4,757	4,755
Long-term debt	1,449	1,473
Postretirement benefits other than pensions	369	375
Pension benefits	654	676
Other long-term liabilities	665	577

Total liabilities	7,894	7,856
Commitments and contingencies
Stockholders' equity:
Capital stock	1	1
Paid-in-capital	1,641	1,715
Retained earnings	3,002	2,858
Accumulated other comprehensive losses	(320)	(380)

Total TRW stockholders' equity	4,324	4,194
Noncontrolling interest	215	202

Total equity	4,539	4,396

Total liabilities and equity	$12,433	$12,252

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 27, 2014	June 28, 2013
	(Unaudited)
	(Dollars in millions)
Operating Activities
Net earnings	$484	$433
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	220	212
Net pension and other postretirement benefits income and contributions	(112)	(138)
Loss on retirement of debt—net	—	5
Asset impairments	12	—
Deferred income taxes	76	82
Other—net	8	25
Changes in assets and liabilities:
Accounts receivable—net	(619)	(723)
Inventories	(103)	(49)
Trade accounts payable	148	216
Prepaid expenses and other assets	(117)	(22)
Other liabilities	77	52

Net cash provided by operating activities	74	93
Investing Activities
Capital expenditures	(236)	(271)
Investment in non-consolidated joint venture assets	(6)	—

Net cash used in investing activities	(242)	(271)
Financing Activities
Change in short-term debt	251	20
Proceeds from issuance of long-term debt, net of fees	—	482
Redemption of long-term debt	(475)	(120)
Proceeds from exercise of stock options	2	19
Repurchase of capital stock	(400)	(200)
Dividends paid to noncontrolling stockholders	(3)	(15)

Net cash (used in) provided by financing activities	(625)	186
Effect of exchange rate changes on cash	(5)	(17)

Decrease in cash and cash equivalents	(798)	(9)
Cash and cash equivalents at beginning of period	1,729	1,223

Cash and cash equivalents at end of period	$931	$1,214

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

        These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three and six months ended June 27, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014.

        The Company follows a fiscal calendar that ends on December 31. However, each fiscal quarter has three periods consisting of one five week period and two four week periods. Each quarterly period ends on a Friday, with the possible exception of the final quarter of the year, which always ends on December 31.

        Earnings Per Share.    Basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance, including stock options, restricted stock units ("RSUs"), stock-settled stock appreciation rights ("SSARs") and performance stock units ("Performance Units"). Further, if the inclusion of shares potentially issuable for the Company's 3.50% exchangeable senior unsecured notes (see Note 10) is more dilutive than the inclusion of the interest expense for those exchangeable notes, the Company utilizes the "if-converted" method to calculate diluted earnings per share. Under the if-converted method, the Company adjusts net earnings to add back interest expense and amortization of the discount recognized on the exchangeable notes and includes the number of shares potentially issuable related to the exchangeable notes in the weighted average shares outstanding.

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

        Net earnings attributable to TRW and the weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(In millions, except per share amounts)
Net earnings attributable to TRW	$265	$248	$464	$410
Interest expense on exchangeable notes, net of tax	1	1	2	2
Amortization of discount on exchangeable notes, net of tax	1	1	2	2

Net earnings attributable to TRW for purposes of calculating diluted earnings per share	$267	$250	$468	$414

Basic:
Weighted average shares outstanding	110.8	118.9	112.0	119.2

Basic earnings per share	$2.39	$2.09	$4.14	$3.44

Diluted:
Weighted average shares outstanding	110.8	118.9	112.0	119.2
Effect of dilutive stock options, RSUs and SSARs	1.6	1.0	1.6	1.2
Shares applicable to exchangeable notes	5.0	5.9	5.0	5.9

Diluted weighted average shares outstanding	117.4	125.8	118.6	126.3

Diluted earnings per share	$2.27	$1.99	$3.95	$3.28

        For both the three and six months ended June 27, 2014, approximately 1 million securities were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

        For both the three and six months ended June 28, 2013, approximately 1.6 million securities were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

        Equity.    The following tables present a rollforward of the changes in equity attributable to TRW shareholders and to the noncontrolling interest.

	Three Months Ended
	June 27, 2014			June 28, 2013
	Total	TRW Shareholders	Noncontrolling Interest	Total	TRW Shareholders	Noncontrolling Interest
	(Dollars in millions)
Beginning balance of equity	$4,198	$3,991	$207	$3,870	$3,671	$199
Net earnings	275	265	10	260	248	12
Other comprehensive earnings (losses)	53	55	(2)	(87)	(88)	1
Dividends paid to noncontrolling interest	—	—	—	(13)	—	(13)
Changes related to share-based compensation	13	13	—	13	13	—
Repurchase of capital stock	—	—	—	(190)	(190)	—

Ending balance of equity	$4,539	$4,324	$215	$3,853	$3,654	$199

	Six Months Ended
	June 27, 2014			June 28, 2013
	Total	TRW Shareholders	Noncontrolling Interest	Total	TRW Shareholders	Noncontrolling Interest
	(Dollars in millions)
Beginning balance of equity	$4,396	$4,194	$202	$3,769	$3,578	$191
Net earnings	484	464	20	433	410	23
Other comprehensive earnings (losses)	56	60	(4)	(161)	(161)	—
Dividends paid to noncontrolling interest	(3)	—	(3)	(15)	—	(15)
Changes related to share-based compensation	6	6	—	27	27	—
Repurchase of capital stock	(400)	(400)	—	(200)	(200)	—

Ending balance of equity	$4,539	$4,324	$215	$3,853	$3,654	$199

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

        The following tables present changes in accumulated other comprehensive earnings (losses) attributable to TRW by component:

	Foreign Currency Translation	Retirement Obligations	Deferred Cash Flow Hedges	Total
	(Dollars in millions)
For the three months ended June 27, 2014:
Beginning balance attributable to TRW, net of tax	$43	$(402)	$(16)	$(375)
Other comprehensive earnings (losses) before reclassifications, net of tax	35	(5)	23	53
Amounts reclassified from accumulated other comprehensive earnings, net of tax	—	1 (a)	1	2

Other comprehensive earnings (losses), net of tax	35	(4)	24	55

Ending balance attributable to TRW, net of tax	$78	$(406)	$8	$(320)

For the three months ended June 28, 2013:
Beginning balance attributable to TRW, net of tax	$(3)	$(544)	$8	$(539)
Other comprehensive losses before reclassifications, net of tax	(31)	(37)	(23)	(91)
Amounts reclassified from accumulated other comprehensive earnings (losses), net of tax	—	4 (b)	(1)	3

Other comprehensive losses, net of tax	(31)	(33)	(24)	(88)

Ending balance attributable to TRW, net of tax	$(34)	$(577)	$(16)	$(627)

(a)
Includes actuarial gains of $5 million, reduced by prior service cost of $3 million, net of tax of $1 million.

(b)
Includes actuarial gains of $10 million, reduced by prior service cost of $4 million, net of tax of $2 million.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

	Foreign Currency Translation	Retirement Obligations	Deferred Cash Flow Hedges	Total
	(Dollars in millions)
For the six months ended June 27, 2014:
Beginning balance attributable to TRW, net of tax	$41	$(405)	$(16)	$(380)
Other comprehensive earnings (losses) before reclassifications, net of tax	37	(3)	20	54
Amounts reclassified from accumulated other comprehensive earnings, net of tax	—	2 (a)	4	6

Other comprehensive earnings (losses), net of tax	37	(1)	24	60

Ending balance attributable to TRW, net of tax	$78	$(406)	$8	$(320)

For the six months ended June 28, 2013
Beginning balance attributable to TRW, net of tax	$83	$(559)	$10	$(466)
Other comprehensive losses before reclassifications, net of tax	(117)	(27)	(25)	(169)
Amounts reclassified from accumulated other comprehensive earnings (losses), net of tax	—	9 (b)	(1)	8

Other comprehensive losses, net of tax	(117)	(18)	(26)	(161)

Ending balance attributable to TRW, net of tax	$(34)	$(577)	$(16)	$(627)

(a)
Includes actuarial gains of $9 million, reduced by prior service cost of $6 million, net of tax of $1 million.

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

        The following table presents the movement in the product warranty liability for the periods indicated:

	Six Months Ended
	June 27, 2014	June 28, 2013
	(Dollars in millions)
Beginning balance	$152	$140
Current period accruals, net of changes in estimates	21	26
Used for purposes intended	(21)	(20)
Effects of foreign currency translation	(2)	(3)

Ending balance	$150	$143

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

        Recently Adopted Accounting Pronouncements.    In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, discontinued operations and assets held for sale represent a strategic shift that has or will have a major effect on an entity's operations and financial results. The Company adopted this guidance during the second quarter of 2014 and will apply it prospectively to new disposals and new classifications of disposal groups as held for sale. The adoption of this guidance had no impact on the Company's financial statements.

        Recently Issued Accounting Pronouncements.    In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which provides a single revenue recognition model intended to improve comparability over a range of industries, companies and geographical boundaries and is intended to enhance disclosures. The standard is effective retrospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. Early adoption is not permitted. The Company is currently reviewing the new standard and assessing the potential impact on its operations and financial statements.

3. Inventories

        The major classes of inventory are as follows:

	As of
	June 27, 2014	December 31, 2013
	(Dollars in millions)
Finished products and work in process	$553	$499
Raw materials and supplies	566	520

Total inventories	$1,119	$1,019

4. Investment in Joint Venture Affiliate

        In the second quarter of 2014, the Company made an initial equity contribution of $6 million in a newly-formed joint venture of which the Company owns a 30% share. This joint venture will construct and operate a casting foundry in order to eventually supply castings to the Company's North American Braking operations through a long-term supply arrangement.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5. Goodwill and Intangible Assets

Goodwill

        The changes in goodwill for the period are as follows:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Total
	(Dollars in millions)
Balance as of December 31, 2013	$1,071	$541	$148	$—	$1,760
Effects of foreign currency translation	—	(1)	—	—	(1)

Balance as of June 27, 2014	$1,071	$540	$148	$—	$1,759

Intangible assets

        The following table reflects intangible assets and related accumulated amortization:

	As of June 27, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Developed technology and other intangible assets	$118	(93)	$25	$119	$(91)	$28
Indefinite-lived intangible assets:
Trademarks	264		264	264		264

Total	$382		$289	$383		$292

        The Company expects that ongoing amortization expense will approximate the following:

(Dollars in millions)
Remainder of 2014	$2
Fiscal year 2015	3
2016 and beyond	20

        The expected amortization expense for 2016 and beyond primarily relates to land use rights.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

6. Other Expense (Income)—Net

        The following table provides details of other expense (income)—net:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(Dollars in millions)
Net provision for bad debts	$3	$—	$4	$2
Net gains on sales of assets and divestitures	—	—	—	(1)
Foreign currency exchange losses	5	8	13	6
Royalty and grant income	(6)	(5)	(9)	(6)
Miscellaneous other expense (income)	7	(5)	7	(7)

Other expense (income)—net	$9	$(2)	$15	$(6)

7. Income Taxes

        The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate and records the tax impact of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

        Income tax expense for the three months ended June 27, 2014 was $92 million on pre-tax earnings of $367 million and income tax expense for the six months ended June 27, 2014 was $170 million on pre-tax earnings of $654 million. Income tax expense for the three months ended June 28, 2013 was $97 million on pre-tax earnings of $357 million and income tax expense for the six months ended June 28, 2013 was $159 million on pre-tax earnings of $592 million. Income tax expense for the three and six month periods ended June 27, 2014 includes a $6 million net tax benefit related to a favorable ruling and the resolution of various tax matters in foreign jurisdictions. Income tax expense for the three months ended June 28, 2013 includes a net tax benefit of $4 million relating to the resolution of various tax matters in foreign jurisdictions. Income tax expense for the six months ended June 28, 2013 includes a tax benefit of $12 million relating to the enactment of the American Taxpayer Relief Act of 2012 (the "Act"), partially offset by other discrete items, resulting in a net tax benefit of $8 million for the period. The Act was enacted on January 2, 2013 and retroactively reinstated and extended various tax provisions, including the research and development tax credit and the look through rules for controlled foreign corporations. For the periods ended June 27, 2014 and June 28, 2013, the income tax rate varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits, as well as the effect of the various items noted above.

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        The following tables provide the components of net pension (income) cost for the Company's defined benefit pension plans:

	Three Months Ended
	June 27, 2014			June 28, 2013
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Service cost	$1	$—	$5	$1	$—	$5
Interest cost on projected benefit obligations	10	53	8	10	47	9
Expected return on plan assets	(13)	(87)	(4)	(14)	(78)	(5)
Amortization	2	—	3	6	—	6

Net pension (income) cost	$—	$(34)	$12	$3	$(31)	$15

	Six Months Ended
	June 27, 2014			June 28, 2013
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Service cost	$1	$—	$11	$1	$—	$11
Interest cost on projected benefit obligations	19	105	18	21	94	18
Expected return on plan assets	(25)	(173)	(9)	(29)	(156)	(10)
Amortization	4	—	6	13	—	10

Net pension (income) cost	$(1)	$(68)	$26	$6	$(62)	$29

Postretirement Benefits Other Than Pensions ("OPEB")

        The following tables provide the components of net OPEB cost (income) for the Company's plans:

	Three Months Ended
	June 27, 2014		June 28, 2013
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Interest cost on projected benefit obligations	$4	$1	$4	$1
Amortization	(3)	(1)	(3)	(2)
Settlement	—	—	(2)	—

Net OPEB cost (income)	$1	$—	$(1)	$(1)

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Pension Plans and Postretirement Benefits Other Than Pensions (Continued)

	Six Months Ended
	June 27, 2014		June 28, 2013
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Interest cost on projected benefit obligations	$8	$2	$7	$2
Amortization	(5)	(3)	(7)	(2)
Settlement	—	—	(6)	—

Net OPEB cost (income)	$3	$(1)	$(6)	$—

9. Fair Value Measurements and Financial Instruments

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

Items Measured at Fair Value on a Recurring Basis

        The fair value measurements for assets and liabilities recognized in the Company's condensed consolidated balance sheets are as follows:

	As of
	June 27, 2014	December 31, 2013	Measurement Approach
	(Dollars in millions)
Foreign currency exchange contracts—current assets	$12	$6	Level 2
Foreign currency exchange contracts—noncurrent assets	10	—	Level 2
Foreign currency exchange contracts—current liability	3	5	Level 2
Foreign currency exchange contracts—noncurrent liability	1	9	Level 2

        The Company's foreign currency exchange contracts are recorded at fair value derived principally from or corroborated by observable market data under the market approach. Inputs include quoted prices for similar assets and liabilities (risk adjusted), and market-corroborated inputs, such as market comparables, interest rates, yield curves and other items that allow value to be determined. The Company uses quoted currency forward rates to calculate forward values, and then discounts the forward values. In addition, the Company's calculation of the fair value of its foreign currency option contracts uses quoted currency volatilities.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Fair Value Measurements and Financial Instruments (Continued)

        The discount rates for all derivative contracts are based on quoted bank deposit. For contracts which, when aggregated by counterparty, are in a liability position, the rates are adjusted by the credit spread which market participants would apply if buying these contracts from the Company's counterparties.

        There were no changes in the Company's valuation techniques during the six months ended June 27, 2014.

Items Measured at Fair Value on a Nonrecurring Basis

        In addition to items that are measured at fair value on a recurring basis, we also have assets that may be measured at fair value on a nonrecurring basis. These assets include long-lived assets, intangible assets and investments in affiliates, which may be written down to fair value as a result of impairment.

        The Company has determined that the fair value measurements related to each of these assets rely primarily on Company-specific inputs and the Company's assumptions about the use of the assets, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the useful life of the long-lived assets by using a risk-adjusted rate for the Company. For the six months ended June 27, 2014, the Company recorded asset impairments of $12 million associated with its determination of the fair value of its long-lived assets that exhibited indicators of impairment (see Note 11).

Financial Instruments Not Carried at Fair Value

        The carrying value and estimated fair value of financial instruments that are not carried on the Company's balance sheet at fair value are as follows:

	As of
	June 27, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value	Measurement Approach
	(Dollars in millions)
Short-term debt, fixed and floating rate	$406	$406	$159	$159	Level 2
Fixed rate long-term debt	$1,349	$1,466	$1,821	$1,884	Level 2
Fixed rate exchangeable notes	$137	$448	$134	$375	Level 2

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

9. Fair Value Measurements and Financial Instruments (Continued)

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

        As of June 27, 2014, the Company had a notional value of $2.6 billion in foreign exchange contracts outstanding. These foreign exchange contracts mature at various dates through May 2017.

        Cash Flow Hedges.    For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income ("OCI"), and is subsequently reclassified into earnings in the period which the hedged transaction affects earnings. The earnings impact is reported either in sales, cost of sales, or other expense (income)—net, to match the underlying transaction. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, which were immaterial for each of the three and six month periods ended June 27, 2014 and June 28, 2013, are recognized in other expense (income)—net.

        The effective portion of gains and losses on derivatives designated as cash flow hedges and recognized in OCI was a gain of $28 million and $25 million for the three and six month periods ended June 27, 2014, respectively, compared to a loss of $33 million for both the three and six month periods ended June 28, 2013, all of which were related to foreign currency exchange contracts.

        The effective portion of gains and losses on cash flow hedges reclassified from OCI into the statement of earnings for the three and six month periods ended June 27, 2014 was a loss of $2 million and loss of $5 million, respectively, and was included in various line items on the statement of earnings, compared to a gain of $1 million for both the three and six month periods ended June 28, 2013.

        Gains and losses reclassified into earnings include the discontinuance of cash flow hedges, which were immaterial for each of the three and six months ended June 27, 2014 and June 28, 2013. Approximately $4 million of gains, net of tax, which are included in OCI, are expected to be reclassified into earnings in the next twelve months.

        Undesignated Derivatives.    For the three and six months ended June 27, 2014, the Company recognized losses of $4 million and $3 million, respectively, in other expense (income)—net, for derivative instruments not designated as hedging instruments. For the three and six months ended June 28, 2013, the Company recognized losses of $2 million and $3 million, respectively, in other expense (income)—net, for derivative instruments not designated as hedging instruments.

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

9. Fair Value Measurements and Financial Instruments (Continued)

those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position.

Offsetting of Derivative Assets and Liabilities

        The following table reflects the offsetting of derivative assets and liabilities:

	As of June 27, 2014			As of December 31, 2013
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
	(Dollars in millions)
Derivative Assets:
Foreign Currency	$54	$(32)	$22	$42	$(36)	$6
Derivative Liabilities:
Foreign Currency	36	(32)	4	50	(36)	14

10. Debt

        Total outstanding debt of the Company consisted of the following:

	As of
	June 27, 2014	December 31, 2013
	(Dollars in millions)
Short-term debt	$406	$159

Long-term debt:
6.375% Senior Notes, due 2014	$—	$234
7.00% Senior Notes, due 2014	—	233
7.25% Senior Notes, due 2017	445	446
4.50% Senior Notes, due 2021	400	400
4.45% Senior Notes, due 2023	400	400
Exchangeable senior notes, due 2015	137	134
Revolving credit facility	—	—
Capitalized leases	17	18
Other long-term borrowings	87	90

Total long-term debt	1,486	1,955
Less current portion	37	482

Long-term debt, net of current portion	$1,449	$1,473

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Debt (Continued)

Senior Notes

        4.45% Senior Notes.    In November 2013, the Company issued $400 million in aggregate principal amount of 4.45% senior unsecured notes due 2023 in a private placement. Interest is payable semi-annually on December 1 and June 1 of each year.

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

Exchangeable Senior Notes

        In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015 (the "Exchangeable Senior Notes") in a private placement. Prior to September 1, 2015, the notes are exchangeable only upon specified events or conditions being met and, thereafter, at any time. One condition was met as of June 27, 2014, and as such, the notes are exchangeable in the third quarter of 2014. They will remain exchangeable in subsequent quarters if the condition continues to be met, which occurs if the last reported sale price of the Company's common stock for at least 20 of the last 30 trading days of the immediately preceding quarter is greater than $38.415, subject to adjustment. The initial exchange rate is 33.8392 shares of the Company's common stock per $1,000 principal amount of notes. The Company's exchange obligation may be settled, at its option, in shares of its stock, cash or a combination of cash and shares of its stock. Interest is payable on June 1 and December 1 of each year. The Exchangeable Senior Notes will mature on December 1, 2015, unless earlier exchanged, repurchased by the Company at the holder's option upon a fundamental change, or optionally redeemed by the Company as provided in the indenture.

        The Exchangeable Senior Notes were recorded with a debt discount which decreased debt and increased paid-in-capital in order to separate the liability and embedded equity components. The debt component will accrete up to the principal amount to effectively yield 9.0% over the term of the debt. The debt discount as of June 27, 2014 and December 31, 2013 was $11 million and $14 million, respectively. The total interest expense recognized for the three and six months ended June 27, 2014 was approximately $3 million and $6 million, respectively, including $2 million and $3 million in each respective period relating to the stated coupon rate. The total interest expense recognized for the three and six months ended June 28, 2013 was approximately $4 million and $7 million, respectively, including $2 million and $3 million in each respective period relating to the stated coupon rate.

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

        The commitment fee and the applicable margin for borrowing on the Revolving Credit Facility are subject to a ratings-based grid. The applicable margin in effect as of June 27, 2014 was 0.25% with respect to base rate borrowings, 1.25% with respect to eurocurrency borrowings, and the commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.25%.

Debt Repurchases

        As market conditions warrant, the Company may from time to time repurchase debt securities, including exchangeable debt securities, issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or by other means, or the Company may optionally redeem such debt securities.

Other Borrowings

        The Company has borrowings under uncommitted credit agreements in several of the countries in which it operates. The borrowings are from various individual banks at quoted market interest rates. As of June 27, 2014, the Company had short-term borrowings under uncommitted credit facilities totaling $397 million.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Restructuring Charges and Asset Impairments

        Restructuring charges and asset impairments incurred as part of the Company's ongoing effort to better align the Company's cost structure with global automotive market conditions, primarily in the European and North American automotive markets, include the following:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Corporate	Total
	(Dollars in millions)
For the three months ended June 27, 2014:
Severance and other charges—net	$3	$2	$—	$1	$—	$6

Total restructuring charges and asset impairments	$3	$2	$—	$1	$—	$6

For the three months ended June 28, 2013:
Severance and other charges	$1	$—	$—	$—	$—	$1

Total restructuring charges and asset impairments	$1	$—	$—	$—	$—	$1

For the six months ended June 27, 2014:
Severance and other charges—net	$10	$2	$—	$2	$—	$14
Asset impairments related to restructuring activities	12	—	—	—	—	12

Total restructuring charges and asset impairments	$22	$2	$—	$2	$—	$26

For the six months ended June 28, 2013:
Severance and other charges	$17	$27	$—	$(6)	$—	$38

Total restructuring charges and asset impairments	$17	$27	$—	$(6)	$—	$38

Restructuring Reserves

        The following table illustrates the movement of the restructuring reserves for severance and other charges, including reserves related to severance-related postemployment benefits for both periods presented:

	Six Months Ended
	June 27, 2014	June 28, 2013
	(Dollars in millions)
Beginning balance	$88	$121
Current period accruals, net of changes in estimates	14	38
Used for purposes intended	(34)	(43)
Effects of foreign currency translation	(1)	(1)

Ending balance	$67	$115

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Restructuring Charges and Asset Impairments (Continued)

        Of the $67 million restructuring reserves as of June 27, 2014, approximately $40 million is expected to be paid in the remainder of 2014. The remaining balance is expected to be paid in 2015 to 2016 and is comprised primarily of involuntary employee termination arrangements in Europe.

12. Capital Stock

        The Company's authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the "Common Stock"), of which 110,884,083 shares were issued and outstanding as of June 27, 2014, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the Company's stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

        From time to time, capital stock is issued in conjunction with the exercise of stock options and stock-settled stock appreciation rights and the vesting of restricted stock units issued as part of the Company's stock incentive plan (see Note 13).

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

13. Share-Based Compensation

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

13. Share-Based Compensation (Continued)

        In addition, on February 21, 2014, the Company granted 46,949 Performance Units to executive officers. The number of Performance Units that will be earned will be based on the Company's achievement of total shareholder return ("TSR") over a three-year period relative to automotive parts companies within the Russell 3000 Index, and the number of units can vary from 0% to 150% of the target award amount. The three-year performance period ends on December 31, 2016, and any Performance Units earned will be settled in shares of the Company's common stock.

        On May 13, 2014, the Company granted 14,742 RSUs to independent directors of the Company pursuant to the 2012 Plan.

        As of June 27, 2014, the Company had 3,349,736 shares of Common Stock available for issuance under the 2012 Plan. In addition, 252,197 stock options, 3,618,952 SSARs, 693,699 nonvested RSUs, 12,650 nonvested PSUs and 46,949 nonvested Performance Units were outstanding as of June 27, 2014. All of the SSARs and stock options have an 8-year term and vest ratably over three years, substantially all of the RSUs vest ratably over three years and a majority of the PSUs cliff vest after three years. As a result of changes to retirement provisions in the equity award agreements beginning in 2013, the Company applies a non-substantive vesting period approach for certain of the awards granted in 2014 and 2013 whereby expense is accelerated for those employees who receive awards and are eligible to retire prior to the award vesting.

        Share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(Dollars in millions)
Stock options and SSARs	$3	$4	$5	$6
RSUs	7	6	12	15
Performance Units	1	—	2	—

Total share-based compensation expense	$11	$10	$19	$21

14. Contingencies

        Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, covering a wide range of matters that arise in the ordinary course of the Company's business activities with respect to commercial, patent, product liability, environmental and occupational safety and health law matters. In addition, the Company and its subsidiaries are conducting a number of environmental investigations and remedial actions at current and former locations of certain of the Company's subsidiaries. Along with other companies, certain subsidiaries of the Company have been named potentially responsible parties for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably with respect to the Company or the relevant subsidiary. A reserve estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of Company environmental engineers, in consultation with outside environmental specialists,

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

14. Contingencies (Continued)

when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties.

        As of June 27, 2014, the Company had reserves for environmental matters of $73 million. In addition, the Company has established a receivable for a portion of this environmental liability as a result of its right to indemnification for 50% of any environmental liabilities associated with the operation or ownership of the Company's automotive business existing at or prior to March 2003. The Company believes any liability, in excess of amounts accrued in its financial statements, that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Antitrust Matters

        Antitrust authorities, including those in the United States and Europe, are investigating possible violations of competition (antitrust) laws by automotive parts suppliers (referred to herein as the "Antitrust Investigations"). The U.S. Department of Justice ("DOJ") initiated an investigation into the Company's Occupant Safety Systems business in June 2011, which was concluded in 2012 when the court approved a plea agreement between one of the Company's German subsidiaries and the DOJ. Also in June 2011, the European Commission initiated an Antitrust Investigation which includes the

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

14. Contingencies (Continued)

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

        The Company has settled, for an amount that is immaterial to the Company, certain purported class action lawsuits filed on behalf of vehicle purchasers, lessors and dealers, alleging that the Company and certain of its competitors conspired to fix and raise prices for Occupant Safety Systems products. These lawsuits were filed on various dates from June 2012 through July 2013 and were consolidated in the United States District Court for the Eastern District of Michigan. Once the court approves the settlements, those cases will be dismissed. Class action lawsuits filed against the Company on various dates from June 2012 through May 2014 in the United States District Court for the Eastern District of Michigan on behalf of direct purchasers and in various courts in Canada on behalf of vehicle purchasers, lessors, dealers and direct purchasers remain pending, which the Company intends to vigorously defend. Management believes that the ultimate resolution of those cases will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15. Segment Information

        The following tables present certain financial information by segment:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(Dollars in millions)
Sales to external customers:
Chassis Systems	$2,954	$2,985	$5,825	$5,710
Occupant Safety Systems	905	856	1,770	1,700
Electronics	241	184	460	346
Automotive Components	493	489	980	971

Total sales to external customers	$4,593	$4,514	$9,035	$8,727

Intersegment sales:
Chassis Systems	$4	$4	$7	$8
Occupant Safety Systems	38	33	75	66
Electronics	144	142	293	272
Automotive Components	19	19	38	37

Total intersegment sales	$205	$198	$413	$383

Total segment sales:
Chassis Systems	$2,958	$2,989	$5,832	$5,718
Occupant Safety Systems	943	889	1,845	1,766
Electronics	385	326	753	618
Automotive Components	512	508	1,018	1,008

Total segment sales	$4,798	$4,712	$9,448	$9,110

Earnings before taxes:
Chassis Systems	$243	$246	$435	$412
Occupant Safety Systems	89	80	154	112
Electronics	36	32	72	58
Automotive Components	39	43	82	88

Segment earnings before taxes	407	401	743	670
Corporate expense and other	(24)	(17)	(52)	(32)
Financing costs	(26)	(34)	(57)	(64)
Loss on retirement of debt—net	—	(5)	—	(5)
Net earnings attributable to noncontrolling interest, net of tax	10	12	20	23

Earnings before income taxes	$367	$357	$654	$592

        See Note 11 for a summary of restructuring charges and asset impairments by segment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission on February 14, 2014 (our "2013 Annual Report") and the other information included herein. Our discussion of trends and conditions supplements and updates such discussion included in our 2013 Annual Report. References in this quarterly report on Form 10-Q (this "Report") to "we," "our," or the "Company" refer to TRW Automotive Holdings Corp., together with its subsidiaries.

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

Financial Results

        For the three months ended June 27, 2014:

  •
  Our net sales were $4.6 billion, which represents an increase of 2% compared to the prior year period. The higher level of sales was driven by increased demand for our active and passive safety products, growth in vehicle production in our major markets and the positive effects of foreign currency exchange, and was achieved despite the impact of lower sales of $248 million as a result of exiting certain of our brake component and modules businesses in North America.

  •
  Operating income of $383 million was comparable to $385 million in the prior year period. The positive profit impact of the higher level of sales was offset by planned cost increases to support future growth.

  •
  Net earnings attributable to TRW were $265 million compared to $248 million in the prior year period. This increase of $17 million was primarily the result of lower interest expense, the non-reoccurrence of a loss on retirement of debt, and lower income tax expense.

        For the six months ended June 27, 2014:

  •
  Our net sales were $9.0 billion, which represents an increase of over 3% compared to the prior year period. The higher level of sales was driven by increased demand for our active and passive safety products and growth in vehicle production in our major markets and the positive effects of foreign currency exchange, which more than offset the impact of lower sales of $378 million related to exiting certain of our brake component and modules businesses in North America.

  •
  Operating income was $691 million compared to $638 million in the prior year period. The increase in operating income of $53 million resulted primarily from the positive profit impact of the higher level of sales and lower restructuring charges, partially offset by planned cost increases to support future growth.

  •
  Net earnings attributable to TRW were $464 million compared to $410 million in the prior year period. This increase of $54 million was primarily the result of the increase in operating income, partially offset by higher income tax expense.

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

  General Economic Conditions:

          The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles. Although U.S. economic data suggests the economy is rebounding from weather-related weakness in the first quarter of 2014, global economic sentiment remains cautious given heightened geopolitical uncertainty, as well as continued volatility within the emerging markets, including the slowing pace of economic growth in China.

          During the first half of 2014, while vehicle production levels in our major markets increased, expectations were tempered by geopolitical tension and concerns over global economic growth. In North America, with the economy showing signs of growth, consumer demand appears to support the current level of vehicle production. In Europe, stimulus measures were put in place to prevent the risk of deflation and spur economic growth. In China, while stimulus programs were implemented to stabilize the economy and avert a sharper slowdown, the automotive industry continues to expand with automotive suppliers benefiting from increased production levels.

          In light of increased attention by U.S. regulators, the industry's sensitivity to product performance may be heightened as evidenced by a higher level of product recalls during the first half of 2014. Despite this activity, consumer confidence and demand has not been harmed and production levels remain unaffected.

  Production Levels:

          Vehicle production levels in North America, Europe and China during the first half of 2014 continued on a positive trend.

          Approximately 41% of our sales originated in Europe during 2013. This region experienced higher production levels in the first half of 2014 compared to 2013, primarily due to increased European consumer demand as a result of higher consumer confidence and the release of pent-up demand for vehicles. Despite a strong first half, production levels in the near term are expected to be influenced by normal seasonality. We are cautiously optimistic that consumer demand levels will remain steady, however we will continue to monitor the geopolitical concerns that could impact this region.

          Approximately 36% of our sales originated in North America during 2013. Production levels in this region increased in the first half of 2014 compared to 2013. The Detroit Three (defined as Chrysler Group LLC, Ford Motor Company, and General Motors Company, combined) production levels were consistent with overall production levels within North America in the first half of 2014. However, for the remainder of 2014, we expect the Detroit Three to lag behind the overall growth in these production levels. In general, our financial results are more closely correlated to the production by the Detroit Three given our higher sales content to these manufacturers compared to other manufacturers.

          Approximately 23% of our sales originated in regions outside of Europe and North America (primarily China, which comprised approximately 16% of total sales) during 2013. In China, production levels were higher in the first half of 2014 compared to 2013 due to increased consumer demand. We expect growth in production levels for the remainder of 2014 in China. In Brazil, production levels were down 23% compared to the prior year period due to economic volatility in the country. While this market represented 4% of our 2013 sales, we are continuing to monitor the market given the challenging conditions experienced.

Changes to Our Debt and Capital Structure

        During the first half of 2014, we continued to focus on improving the strength, flexibility, and cost efficiency of our capital structure, resulting in outstanding debt of $1.9 billion and a cash balance of $931 million at June 27, 2014. On March 15, 2014, our 6.375% Senior Notes and 7.00% Senior Notes matured and we repaid the outstanding principal amount totaling $469 million. Additionally, during the first half, we increased our borrowings under short-term uncommitted credit lines by $242 million.

        As market conditions warrant, we may, from time to time, repurchase debt, including exchangeable debt securities, securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or by other means, or we may optionally redeem such debt securities.

        In connection with our publicly announced share repurchase programs, during the six months ended June 27, 2014, we utilized $400 million of cash on hand and initially received approximately 3.9 million shares of common stock under an accelerated share repurchase ("ASR") program that is expected to be completed by the end of the third quarter of 2014.

        See "LIQUIDITY AND CAPITAL RESOURCES" below, Part II, Item 2 (c), "Issuer repurchases of equity securities," of this Report and Note 10 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for further information.

RESULTS OF OPERATIONS

        The following unaudited consolidated statements of earnings compare the results of operations for the periods presented as follows:

Total Company Results of Operations

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	June 27, 2014	June 28, 2013	Variance
	(Dollars in millions)
Sales	$4,593	$4,514	$79
Cost of sales	4,026	3,983	43

Gross profit	567	531	36
Administrative and selling expenses	169	147	22
Restructuring charges and asset impairments	6	1	5
Other expense (income)—net	9	(2)	11

Operating income	383	385	(2)
Interest expense—net	26	34	(8)
Loss on retirement of debt—net	—	5	(5)
Equity in earnings of affiliates, net of tax	(10)	(11)	1

Earnings before income taxes	367	357	10
Income tax expense	92	97	(5)

Net earnings	275	260	15
Less: Net earnings attributable to noncontrolling interest, net of tax	10	12	(2)

Net earnings attributable to TRW	$265	$248	$17

Sales

        Changes in both vehicle production levels and our sales, by major geographic region, compared to the prior year quarter are presented below:

	Variance
	Vehicle Production(a)	TRW Sales
North America	4%	(7)%
Europe	2%	7%
Rest of World	2%	6%

(a)
Source: Primarily IHS Automotive light vehicle production forecast.

Cost of Sales

        Changes in the major components within our cost of sales are presented below:

(Dollars in millions)
Cost of sales, three months ended June 28, 2013	$3,983
Material	6
Labor and other	30
Depreciation and amortization	7

Cost of sales, three months ended June 27, 2014	$4,026

Comparison of the Three Months Ended June 27, 2014 to the Three Months Ended June 28, 2013

        Sales increased by $79 million, or 2%, for the three months ended June 27, 2014 compared to the three months ended June 28, 2013. The increase in sales was driven by higher production volume, primarily in North America, Europe and China, and increased demand for our active and passive safety products, together totaling $255 million, and the favorable impact of foreign currency exchange of $72 million, partially offset by lower sales of $248 million as a result of exiting certain of our brake component and modules businesses in North America during the first quarter of 2014.

        For the three months ended June 27, 2014, the change in TRW sales in North America was less than the increase in vehicle production primarily due to exiting certain of our brake component and modules businesses in North America during the first quarter of 2014. Excluding the impact of exiting these businesses, sales increased 10% in North America, which was more than the 4% vehicle production increase in the region due to a favorable concentration of customers and increased demand for our safety products. In Europe, sales were positively impacted by foreign currency exchange. Excluding the impact of foreign currency exchange, the increase in sales in Europe was slightly below the increase in vehicle production in the region due to the mix of platforms and products sold. In the Rest of World, excluding the impact of foreign currency exchange, sales increased 9%, which was higher than the industry production increase of 2% due to a favorable concentration of customers and increased demand for our safety products.

        Cost of sales increased by $43 million, or 1%, for the three months ended June 27, 2014 compared to the three months ended June 28, 2013. The increase was driven primarily by additional costs associated with increased volume (net of cost reductions) of $199 million, as well as the unfavorable impact of foreign currency exchange of $65 million, partially offset by lower cost of sales of $221 million as a result of exiting certain of our brake component and modules businesses in North America.

        Gross profit, as a percentage of sales, for the three months ended June 27, 2014 was 12.3% compared to 11.8% for the three months ended June 28, 2013. This margin improvement was primarily driven by the favorable profit impact of additional volume, as well as cost reductions.

        Gross profit increased by $36 million for the three months ended June 27, 2014 compared to the three months ended June 28, 2013. The increase was primarily driven by the favorable impact of higher volume (including the benefit of an increased proportion of higher margin business) of $70 million and the favorable impact of foreign currency exchange of $7 million, partially offset by the reduction in profit of $27 million as a result of exiting certain of our brake component and modules businesses in North America and increased non-commodity inflation, engineering, salary and other cost increases totaling $14 million.

        Administrative and selling expenses, as a percentage of sales, were 3.7% for the three months ended June 27, 2014 compared to 3.3% for the three months ended June 28, 2013. The increase of $22 million was driven by higher salary and other compensation costs of $10 million, increased non-commodity inflation and other expenses of $9 million, and the unfavorable impact of foreign currency exchange of $3 million.

        Restructuring charges and asset impairments were $6 million for the three months ended June 27, 2014 compared to $1 million for the three months ended June 28, 2013. This increase was driven by higher severance and other charges.

        Other expense (income)—net increased by $11 million for the three months ended June 27, 2014 compared to the three months ended June 28, 2013. This increase in expense is primarily driven by $7 million related to certain legal matters and increased bad debt expense of $3 million.

        Interest expense—net decreased by $8 million for the three months ended June 27, 2014 compared to the three months ended June 28, 2013. The decrease was primarily a result of both lower average debt levels and lower average borrowing rates of our senior notes.

        Loss on retirement of debt—net was $5 million for the three month period ended June 28, 2013. During the three month period ended June 28, 2013, we repurchased portions of our senior unsecured notes due in 2014 and 2017 totaling $91 million in principal amount and recorded a loss on retirement of debt of $5 million including the write-off of a portion of debt issue costs, discounts and premiums.

        Income tax expense for the three months ended June 27, 2014 was $92 million on pre-tax earnings of $367 million compared to an income tax expense of $97 million on pre-tax earnings of $357 million for the three months ended June 28, 2013.

Consolidated Statements of Earnings
(Unaudited)

	Six Months Ended
	June 27, 2014	June 28, 2013	Variance
	(Dollars in millions)
Sales	$9,035	$8,727	$308
Cost of sales	7,968	7,769	199

Gross profit	1,067	958	109
Administrative and selling expenses	335	288	47
Restructuring charges and asset impairments	26	38	(12)
Other expense (income)—net	15	(6)	21

Operating income	691	638	53
Interest expense—net	57	64	(7)
Loss on retirement of debt—net	—	5	(5)
Equity in earnings of affiliates, net of tax	(20)	(23)	3

Earnings before income taxes	654	592	62
Income tax expense	170	159	11

Net earnings	484	433	51
Less: Net earnings attributable to noncontrolling interest, net of tax	20	23	(3)

Net earnings attributable to TRW	$464	$410	$54

Sales

        Changes in both vehicle production levels and our sales, by major geographic region, compared to the prior year period are presented below:

	Variance
	Vehicle Production(a)	TRW Sales
North America	4%	(4)%
Europe	5%	8%
Rest of World	3%	7%

(a)
Source: Primarily IHS Automotive light vehicle production forecast.

Cost of Sales

        Changes in the major components within our cost of sales are presented below:

(Dollars in millions)
Cost of sales, six months ended June 28, 2013	$7,769
Material	128
Labor and other	58
Depreciation and amortization	13

Cost of sales, six months ended June 27, 2014	$7,968

Comparison of the Six Months Ended June 27, 2014 to the Six Months Ended June 28, 2013

        Sales increased by $308 million, or 4%, for the six months ended June 27, 2014 compared to the six months ended June 28, 2013. The increase in sales was driven by higher production volume, primarily in North America, Europe and China, and increased demand for our active and passive safety products, together totaling $566 million, and the favorable impact of foreign currency exchange of $120 million, partially offset by lower sales of $378 million as a result of exiting certain of our brake component and modules businesses in North America during the first quarter of 2014.

        For the six months ended June 27, 2014, the change in TRW sales in North America was less than the increase in vehicle production primarily due to exiting certain of our brake component and modules businesses in North America during the first quarter of 2014. Excluding the impact of exiting these businesses, sales increased 10% in North America, which was more than the 4% vehicle production increase in the region due to a favorable concentration of customers and increased demand for our safety products. In Europe, sales were positively impacted by foreign currency exchange. Excluding the impact of foreign currency exchange, sales increased 3% in Europe, which was less than the 5% vehicle production increase in the region due to the mix of platforms and products sold. In the Rest of World, excluding the impact of foreign currency exchange, sales increased 10%, which was higher than the industry production increase of 3% due to a favorable concentration of customers and increased demand for our safety products.

        Cost of sales increased by $199 million, or 3%, for the six months ended June 27, 2014 compared to the six months ended June 28, 2013. The increase was driven primarily by additional costs associated with increased volume (net of cost reductions) of $420 million, as well as the unfavorable impact of foreign currency exchange of $110 million, partially offset by lower cost of sales of $331 million as a result of exiting certain of our brake component and modules businesses in North America.

        Gross profit, as a percentage of sales, for the six months ended June 27, 2014 was 11.8% compared to 11.0% for the six months ended June 28, 2013. This margin improvement was primarily driven by the favorable profit impact of additional volume, as well as cost reductions.

        Gross profit increased by $109 million for the six months ended June 27, 2014 compared to the six months ended June 28, 2013. The increase was primarily driven by the favorable impact of higher volume (net of a higher proportion of lower margin business) of $148 million and the favorable impact of foreign currency exchange of $10 million, partially offset by the reduction in profit of $47 million as a result of exiting certain of our brake component and modules businesses in North America and increased non-commodity inflation, engineering, salary and other costs totaling $2 million.

        Administrative and selling expenses, as a percentage of sales, were 3.7% for the six months ended June 27, 2014 compared to 3.3% for the three months ended June 28, 2013. The increase of $47 million was driven by higher salary and other compensation costs of $27 million, increased non-commodity inflation and other expenses of $15 million, and the unfavorable impact of foreign currency exchange of $5 million.

        Restructuring charges and asset impairments were $26 million for the six months ended June 27, 2014 compared to $38 million for the six months ended June 28, 2013. This decrease was driven by lower severance and other charges of $24 million, partially offset by higher asset impairments of $12 million.

        Other expense (income)—net increased by $21 million for the six months ended June 27, 2014 compared to the six months ended June 28, 2013. This increase in expense is primarily driven by $10 million related to certain legal matters, an unfavorable impact of foreign currency exchange of $7 million, lower royalty and grant income of $3 million and an increase of bad debt expense of $2 million.

        Interest expense—net decreased by $7 million for the six months ended June 27, 2014 compared to the six months ended June 28, 2013. The decrease was primarily a result of lower average borrowing rates of our senior notes, partially offset by increased other debt levels.

        Loss on retirement of debt—net was $5 million for the six month period ended June 28, 2013. During the six months ended June 28, 2013 we repurchased portions of our senior unsecured notes due in 2014 and 2017 totaling $91 million in principal amount and recorded a loss on retirement of debt of $5 million.

        Income tax expense for the six months ended June 27, 2014 was $170 million on pre-tax earnings of $654 million compared to an income tax expense of $159 million on pre-tax earnings of $592 million for the six months ended June 28, 2013.

SEGMENT RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 27, 2014 to the Three Months Ended June 28, 2013.

  Sales, Including Intersegment Sales

	Three Months Ended			Variance Drivers:
	June 27, 2014	June 28, 2013	Variance	Volume	Foreign Currency	Other
	(Dollars in millions)
Chassis Systems	$2,958	$2,989	$(31)	$193	$24	$(248)
Occupant Safety Systems	943	889	54	45	33	(24)
Electronics	385	326	59	51	8	—
Automotive Components	512	508	4	(8)	12	—

Segment Sales	4,798	4,712	86	281	77	(272)
Intersegment eliminations	(205)	(198)	(7)

Total sales	$4,593	$4,514	$79

  •
  The favorable impact of foreign currency exchange primarily relates to the euro. In our Chassis Systems segment, this favorable impact was partially offset by the unfavorable impact of the Brazilian real and Chinese renminbi.

  •
  The following items are included in Other above:

  •
  The unfavorable impact of lower sales of $248 million in Chassis Systems as a result of exiting certain of our brake component and modules businesses in North America during the first quarter of 2014.

  •
  The unfavorable impact of price reductions provided to customers of $24 million in Occupant Safety Systems.

Cost of Sales

	Three Months Ended			Variance Components:		Variance Drivers:
	June 27, 2014	June 28, 2013	Variance	Material Cost	Labor and Other Costs	Volume and Inflation	Foreign Currency	Other
	(Dollars in millions)
Chassis Systems	$2,631	$2,676	$(45)	$(46)	$1	$149	$27	$(221)
Occupant Safety Systems	835	796	39	23	16	14	25	—
Electronics	342	291	51	42	9	42	9	—
Automotive Components	451	448	3	(4)	7	(7)	10	—

Segment cost of sales before intersegment eliminations	4,259	4,211	48	15	33	198	71	(221)
Intersegment eliminations	(205)	(198)	(7)

Segment cost of sales	$4,054	$4,013	$41

  •
  The Volume and Inflation category above represents amounts net of cost reduction efforts.

  •
  The increase in cost of sales related to foreign currency exchange primarily relates to the euro.

  •
  The following items are included in Other above:

  •
  The reduction of $221 million in cost of sales in Chassis Systems as a result of exiting certain of our brake component and modules businesses in North America.

Earnings Before Taxes

	Three Months Ended			Variance Drivers:
	June 27, 2014	June 28, 2013	Variance	Volume	Foreign Currency	Cost (Increases)/ Reductions	Restructuring	Other
	(Dollars in millions)
Chassis Systems	$243	$246	$(3)	$45	$(3)	$(17)	$(2)	$(26)
Occupant Safety Systems	89	80	9	18	8	9	(2)	(24)
Electronics	36	32	4	8	(3)	(1)	—	—
Automotive Components	39	43	(4)	(2)	2	(3)	(1)	—

Segment earnings before taxes	407	401	6	69	4	(12)	(5)	(50)
Corporate expense and other	(24)	(17)	(7)
Financing costs	(26)	(34)	8
Loss on retirement of debt—net	—	(5)	5
Net earnings attributable to noncontrolling interest, net of tax	10	12	(2)

Earnings before income taxes	$367	$357	$10

  •
  The Volume category above includes the net impact of an increased proportion of higher margin business in our Chassis Systems and Occupant Safety Systems segments and a higher proportion of lower margin business in our Electronics segment reflecting the introduction of new products at initial lower margins.

  •
  The favorable impact of foreign currency exchange in our Occupant Safety Systems segment primarily relates to the euro.

  •
  The Cost (Increases)/Reductions category above represents growth costs, such as salary and engineering costs, as well as non-commodity inflation and other costs (net of cost savings).

  •
  The following items are included in Other above:

  •
  The reduction in profit of $26 million in our Chassis Systems segment as a result of exiting certain of our brake component and modules businesses in North America.

  •
  The unfavorable impact of price reductions provided to customers of $24 million in Occupant Safety Systems.

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

Comparison of the Six Months Ended June 27, 2014 to the Six Months Ended June 28, 2013.

Sales, Including Intersegment Sales

	Six Months Ended			Variance Drivers:
	June 27, 2014	June 28, 2013	Variance	Volume	Foreign Currency	Other
	(Dollars in millions)
Chassis Systems	$5,832	$5,718	$114	$452	$40	$(378)
Occupant Safety Systems	1,845	1,766	79	76	56	(53)
Electronics	753	618	135	122	13	—
Automotive Components	1,018	1,008	10	(7)	17	—

Segment Sales	9,448	9,110	338	643	126	(431)
Intersegment eliminations	(413)	(383)	(30)

Total sales	$9,035	$8,727	$308

  •
  The favorable impact of foreign currency exchange primarily relates to the euro. In our Chassis Systems segment, this favorable impact was partially offset by the unfavorable impact of the Brazilian real.

  •
  The following items are included in Other above:

  •
  The unfavorable impact of lower sales of $378 million in Chassis Systems as a result of exiting certain of our brake component and modules businesses in North America during the first quarter of 2014.

  •
  The unfavorable impact of price reductions provided to customers of $53 million in Occupant Safety Systems.

Cost of Sales

	Six Months Ended			Variance Components:		Variance Drivers:
	June 27, 2014	June 28, 2013	Variance	Material Cost	Labor and Other Costs	Volume and Inflation	Foreign Currency	Other
	(Dollars in millions)
Chassis Systems	$5,217	$5,162	$55	$37	$18	$339	$47	$(331)
Occupant Safety Systems	1,654	1,599	55	34	21	12	43	—
Electronics	669	554	115	93	22	101	14	—
Automotive Components	896	893	3	(6)	9	(12)	15	—

Segment cost of sales before intersegment eliminations	8,436	8,208	228	158	70	440	119	(331)
Intersegment eliminations	(413)	(383)	(30)

Segment cost of sales	$8,023	$7,825	$198

  •
  The Volume and Inflation category above represents amounts net of cost reduction efforts.

  •
  The increase in cost of sales related to foreign currency exchange primarily relates to the euro.

  •
  The following items are included in Other above:

  •
  The reduction of $331 million in cost of sales in Chassis Systems as a result of exiting certain of our brake component and modules businesses in North America.

Earnings Before Taxes

	Six Months Ended			Variance Drivers:
	June 27, 2014	June 28, 2013	Variance	Volume	Foreign Currency	Cost (Increases)/ Reductions	Restructuring	Other
	(Dollars in millions)
Chassis Systems	$435	$412	$23	$97	$(15)	$(9)	$(5)	$(45)
Occupant Safety Systems	154	112	42	28	14	28	25	(53)
Electronics	72	58	14	22	(2)	(6)	—	—
Automotive Components	82	88	(6)	(1)	1	2	(8)	—

Segment earnings before taxes	743	670	73	146	(2)	15	12	(98)
Corporate expense and other	(52)	(32)	(20)
Financing costs	(57)	(64)	7
Loss on retirement of debt—net	—	(5)	5
Net earnings attributable to noncontrolling interest, net of tax	20	23	(3)

Earnings before income taxes	$654	$592	$62

  •
  The Volume category above includes the net impact of an increased proportion of higher margin business in our Chassis Systems and Occupant Safety Systems segments and a higher proportion of lower margin business in our Electronics segment reflecting the introduction of new products at initial lower margins.

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

  •
  The following items are included in Other above:

  •
  The unfavorable impact of price reductions provided to customers of $53 million in Occupant Safety Systems.

  •
  The reduction in profit of $45 million in our Chassis Systems segment as a result of exiting certain of our brake component and modules businesses in North America.

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

        As of June 27, 2014, the amount of cash and cash equivalents held by foreign subsidiaries was $908 million. If these funds were repatriated to the U.S., we would be required to provide for U.S. federal and state income tax, foreign income tax, and foreign withholding taxes. We have already provided for such taxes on a significant portion of this cash and cash equivalents that are not deemed to be permanently reinvested. However, for the entities that hold the remainder of such cash and cash equivalents, we have not provided for such taxes as it is our intention that those funds are permanently reinvested outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash Flows

        Operating Activities.    Cash provided by operating activities for the six months ended June 27, 2014 was $74 million compared to $93 million for the six months ended June 28, 2013. The decrease of $19 million between the two periods was primarily the result of higher outflows for customer pricing, warranty and recall matters together totaling $21 million, higher outflows for other assets primarily related to reduced tooling recoveries, increased working capital requirements of $18 million, and higher cash paid for taxes of $10 million, partially offset by lower cash paid for pension of $34 million as well as higher cash earnings.

        Investing Activities.    Cash used in investing activities for the six months ended June 27, 2014 was $242 million compared to $271 million for the six months ended June 28, 2014.

        Capital expenditures for the six months ended June 27, 2014 were $236 million compared to $271 million for the six months ended June 28, 2013. These capital expenditures were primarily related to investing in new facilities, upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend between $730 and $750 million during 2014 on capital expenditures as we continue to invest in our strategic priorities and growth.

        For the six months ended June 27, 2014, the Company made an initial equity contribution of $6 million in a newly formed joint venture in Mexico. The joint venture will eventually supply castings to our North American Braking operations through a long-term supply arrangement.

        Financing Activities.    Cash used in financing activities was $625 million for the six months ended June 27, 2014, compared to cash provided by financing activities of $186 million for the six months ended June 28, 2013.

        During the six months ended June 27, 2014, we repaid the outstanding principal balance of $469 million upon maturity on our 6.375% Senior Notes and 7.00% Senior Notes. We also increased our short-term borrowings by $251 million. Additionally, we used $400 million of cash on hand and initially received approximately 3.9 million shares of our common stock under an accelerated share repurchase agreement. Also, during the six months ended June 27, 2014, certain of our subsidiaries paid $3 million of dividends to noncontrolling stockholders.

Other Sources of Liquidity

        Our Eighth Amended and Restated Credit Agreement dated September 28, 2012 (the "Eighth Credit Agreement") provides for senior credit facilities consisting of (i) a revolving credit facility in the amount of $1.4 billion which matures in September 2017, subject to certain conditions (the "Revolving Credit Facility"), and (ii) additional availability which may be used in the future for one or more term loans or additional revolving facilities (together with the Revolving Credit Facility, the "Facilities"). As of June 27, 2014, we had no outstanding borrowings under our Revolving Credit Facility, resulting in $1.4 billion of availability. See "—Senior Credit Facilities" in Note 10 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our Revolving Credit Facility.

        As of June 27, 2014, our subsidiaries in the United States, European region and Asia Pacific region also had various uncommitted credit facilities with individual banks, of which $366 million, $218 million and $131 million, respectively, was unutilized.

        We may draw down on and use proceeds from any of these credit facilities, including our Revolving Credit Facility, from month to month in conjunction with available cash on hand in order to fund normal working capital needs. As of June 27, 2014, we had short-term borrowings under uncommitted credit facilities totaling $397 million, while during the quarter we had up to $419 million, in aggregate, outstanding under these credit facilities.

        The Eighth Credit Agreement governs our Facilities and contains a number of covenants, including financial covenants, that would impact our ability to borrow on the facility if not met and restrictive covenants that restrict, among other things and subject to certain exceptions, the ability to incur additional indebtedness, repay or repurchase other indebtedness, repurchase capital stock and pay cash dividends on our common stock. As of June 27, 2014, we were in compliance with all of our financial covenants. Such covenants are described in more detail in Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Contractual Obligations and Commitments

        During the six months ended June 27, 2014, there have been no material changes outside the ordinary course of our business to the contractual obligations previously disclosed in "—Contractual Obligations and Commitments" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Off-Balance Sheet Arrangements

        We do not have material off-balance sheet arrangements. We do not have guarantees related to unconsolidated entities, which have, or are reasonably likely to have, a material current or future effect on our financial position, results of operations or cash flows.

CONTINGENCIES AND ENVIRONMENTAL MATTERS

        The information concerning the ongoing antitrust matters and other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 14 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        There were no new accounting pronouncements adopted or issued during the six month period ended June 27, 2014 that have had or are expected to have a material impact on our financial statements.

CRITICAL ACCOUNTING ESTIMATES

        There have been no significant changes in our critical accounting estimates during the six months ended June 27, 2014.

OUTLOOK

        We expect full year 2014 sales to be in the range of $17.5 billion to $17.7 billion, including third quarter sales of approximately $4.2 billion. These sales figures are based on expected 2014 production levels of 17.0 million units in North America, 19.9 million units in Europe, continued expansion in vehicle production volumes in China, and our expectations for foreign currency exchange rates.

        In general, we expect global production levels to increase in 2014 compared to 2013. In North America, growth is expected to continue moderating as the industry approaches trend demand levels. Production levels for the Detroit Three (defined as Chrysler Group LLC, Ford Motor Company, and General Motors Company, combined), are expected to lag behind the production levels for the region in the second half of 2014 due to significant model changeovers. In general, our financial results are more closely correlated to the production by the Detroit Three given our higher sales content to these manufacturers compared to other manufacturers. In Europe, while we expect the economic recovery to continue, production levels are expected to be relatively flat compared to 2013 for the remainder of the year. Further, geopolitical tension may impact the economic stabilization and production levels in this region. Growth in China is expected to continue at a moderate pace in 2014. Considering the expected long-term growth within this region, we continue to invest appropriate levels of capital, engineering and infrastructure to underpin our expansion and position us to benefit from these growth opportunities.

        We continue to evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions and the production plans of our customers. We will continue to assess our cost base primarily in Europe, and in 2014, we intend to continue our restructuring efforts, including plant rationalizations, targeted workforce reductions and adjustments to certain of our fixed costs, to align our operations with the existing environment. As a result, we expect to incur restructuring charges of approximately $65 million in 2014. We believe these efforts are necessary actions in order to preserve our competitiveness and will provide lasting benefit over the long term.

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

        On July 10, 2014, we issued a press release announcing that we received a preliminary, non-binding proposal to acquire the Company, which we are evaluating along with other strategic alternatives which may enhance stockholder value. We will continue to execute our existing business plan while we conduct this analysis. We have not made a decision to pursue any specific strategic transaction or any other strategic alternative, and there is no set timetable for the strategic review process. There can be no assurance that the process described above will result in the consummation of any transaction or any changes to the Company's current business plan.

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

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 27, 2014, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

        Changes in Internal Control over Financial Reporting.    There was no change in the Company's internal controls over financial reporting that occurred during the second fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        The information concerning the ongoing antitrust matters and other legal proceedings involving the Company contained in Note 14 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

Item 1A.    Risk Factors

        There have been no material changes in the Company's risk factors from those previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Issuer repurchases of equity securities

        The Company has two share repurchase programs in place, consisting of a $2 billion program that extends through December 31, 2016 (the "$2 Billion Program"), and a program that is intended to offset, on an ongoing basis, the dilution created by the Company's stock incentive plan for up to 1.5 million shares in 2014 and each subsequent year (the "Anti-Dilution Program"). No share repurchases were made in the second quarter of 2014. Approximately $1.1 billion in dollar value of shares may yet be purchased under the $2 Billion Program. During the first quarter of 2014, the Company reached its 2014 board-authorized limit under the Anti-Dilution Program; however, additional shares may be purchased under the Anti-Dilution Program in 2015 and subsequent years.

        The $400 million ASR agreement entered into in the first quarter of 2014 is expected to be completed by the end of the third quarter of 2014, at which point the total number of shares to be ultimately delivered, and therefore the average price paid per share, will be determined based on the volume weighted average price of the Company's common stock during the repurchase period.

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

TRW Automotive Holdings Corp. (Registrant)
Date: July 29, 2014	By:	/s/ JOSEPH S. CANTIE Joseph S. Cantie Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)