Form 10-Q
period 2014-09-26
TRW AUTOMOTIVE HOLDINGS CORP
filed 2014-10-28
CIK 1267097

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2014
OR
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

        As of October 22, 2014, the number of shares outstanding of the registrant's Common Stock was 110,629,393.

TRW Automotive Holdings Corp.
Index

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(Unaudited)
	(In millions, except per share amounts)

Sales	$4,156	$4,212	$13,191	$12,939
Cost of sales	3,681	3,762	11,649	11,531

Gross profit	475	450	1,542	1,408
Administrative and selling expenses	174	151	509	439
Restructuring charges and asset impairments	10	5	36	43
Transaction costs	13	—	13	—
Other (income) expense—net	(13)	5	2	(1)

Operating income	291	289	982	927
Interest expense—net	25	33	82	97
Loss on retirement of debt—net	—	—	—	5
Equity in earnings of affiliates, net of tax	(12)	(12)	(32)	(35)

Earnings before income taxes	278	268	932	860
Income tax expense	80	62	250	221

Net earnings	198	206	682	639
Less: Net earnings attributable to noncontrolling interest, net of tax	9	9	29	32

Net earnings attributable to TRW	$189	$197	$653	$607

Basic earnings per share:
Earnings per share	$1.70	$1.68	$5.85	$5.12

Weighted average shares outstanding	111.1	117.0	111.7	118.5

Diluted earnings per share:
Earnings per share	$1.61	$1.60	$5.56	$4.88

Weighted average shares outstanding	117.8	124.2	118.3	125.6

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Comprehensive Earnings

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(Unaudited)
	(Dollars in millions)

Net earnings	$198	$206	$682	$639
Other comprehensive (losses) earnings:
Foreign currency translation	(153)	70	(120)	(47)
Retirement obligations, net of tax	15	(5)	14	(23)
Deferred cash flow hedges, net of tax	7	16	31	(10)

Total other comprehensive (losses) earnings	(131)	81	(75)	(80)

Comprehensive earnings	67	287	607	559
Less: Comprehensive earnings attributable to noncontrolling interest	8	12	24	35

Comprehensive earnings attributable to TRW	$59	$275	$583	$524

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	September 26, 2014	December 31, 2013
	(Unaudited)
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$815	$1,729
Accounts receivable—net	2,841	2,478
Inventories	1,079	1,019
Prepaid expenses and other current assets	459	402
Assets held-for-sale	261	—

Total current assets	5,455	5,628
Property, plant and equipment—net of accumulated depreciation of $4,151 and $4,420, respectively	2,489	2,718
Goodwill	1,753	1,760
Intangible assets—net	288	292
Pension assets	1,175	1,059
Other assets	826	795

Total assets	$11,986	$12,252

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$238	$159
Current portion of long-term debt	35	482
Trade accounts payable	2,426	2,597
Accrued compensation	275	285
Other current liabilities	1,251	1,232
Liabilities related to assets held-for-sale	100	—

Total current liabilities	4,325	4,755
Long-term debt	1,452	1,473
Postretirement benefits other than pensions	362	375
Pension benefits	576	676
Other long-term liabilities	682	577

Total liabilities	7,397	7,856
Commitments and contingencies
Stockholders' equity:
Capital stock	1	1
Paid-in-capital	1,705	1,715
Retained earnings	3,110	2,858
Accumulated other comprehensive losses	(450)	(380)

Total TRW stockholders' equity	4,366	4,194
Noncontrolling interest	223	202

Total equity	4,589	4,396

Total liabilities and equity	$11,986	$12,252

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 26, 2014	September 27, 2013
	(Unaudited)
	(Dollars in millions)
Operating Activities
Net earnings	$682	$639
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	337	318
Net pension and other postretirement benefits income and contributions	(159)	(175)
Loss on retirement of debt—net	—	5
Asset impairments	12	—
Deferred income taxes	119	110
Other—net	9	27
Changes in assets and liabilities:
Accounts receivable—net	(491)	(792)
Inventories	(151)	(91)
Trade accounts payable	(53)	157
Prepaid expenses and other assets	(133)	(31)
Other liabilities	109	73

Net cash provided by operating activities	281	240
Investing Activities
Capital expenditures	(354)	(411)
Net proceeds from asset sales and divestitures	1	1
Investment in non-consolidated joint venture assets	(6)	—

Net cash used in investing activities	(359)	(410)
Financing Activities
Change in short-term debt	79	42
Proceeds from issuance of long-term debt, net of fees	13	484
Redemption of long-term debt	(484)	(121)
Proceeds from exercise of stock options	3	29
Repurchase of capital stock	(400)	(460)
Dividends paid to noncontrolling stockholders	(3)	(15)

Net cash used in financing activities	(792)	(41)
Effect of exchange rate changes on cash	(31)	1
Change in cash held-for-sale	(13)	—

Decrease in cash and cash equivalents	(914)	(210)
Cash and cash equivalents at beginning of period	1,729	1,223

Cash and cash equivalents at end of period	$815	$1,013

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

2. Merger

        On September 15, 2014, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with ZF Friedrichshafen AG, a stock corporation organized and existing under the laws of the Federal Republic of Germany ("ZF"), and MSNA, Inc., a Delaware corporation ("Merger Sub") and a wholly owned subsidiary of ZF held directly by ZF North America, Inc. ("ZNA"), pursuant to which Merger Sub will be merged with and into the Company (the "ZF Merger") with the Company surviving the ZF Merger as an indirect wholly owned subsidiary of ZF. The Board of Directors of the Company unanimously approved the Merger Agreement and resolved to recommend that the Company's stockholders vote to adopt the Merger Agreement.

        At the effective time of the ZF Merger, each share of the Company's common stock issued and outstanding (other than any shares of Company common stock held by ZF, ZNA, Merger Sub or any other wholly owned subsidiary of ZF, treasury shares held by the Company and shares owned by stockholders who have properly made and not withdrawn a demand for appraisal rights under Delaware law) will be converted into the right to receive $105.60 in cash, without interest (the "Merger Consideration"). In addition, at the effective time of the ZF Merger, (i) all then-outstanding Company stock options, restricted stock units ("RSUs"), phantom stock units ("PSUs") and performance share units ("Performance Units," which will vest at the "maximum level" of performance), whether vested or unvested, will be converted into the right to receive the Merger Consideration, less the exercise price of such awards, if any, and (ii) all then-outstanding Company stock-settled stock appreciation rights ("SSARs"), whether vested or unvested, will be converted into the right to receive an amount in cash equal to the excess of the lesser of the Merger Consideration and the "maximum value" of such stock appreciation right over the fair market value per share at the relevant grant date. The consummation of the ZF Merger is subject to customary closing conditions, including approval by the Company's stockholders as well as the receipt of antitrust and other regulatory approvals in the United States and certain other jurisdictions and other customary closing conditions. The transaction is expected to close in the first half of 2015. If completed, the ZF Merger will result in the Company becoming a wholly owned subsidiary of ZF and its shares will no longer be listed on any public market.

3. Basis of Presentation

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Basis of Presentation (Continued)

        These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three and nine months ended September 26, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014.

        The Company follows a fiscal calendar that ends on December 31. However, each fiscal quarter has three periods consisting of one five week period and two four week periods. Each quarterly period ends on a Friday, with the possible exception of the final quarter of the year, which always ends on December 31.

        Earnings Per Share.    Basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance, including stock options, RSUs, SSARs and Performance Units. Further, if the inclusion of shares potentially issuable for the Company's 3.50% exchangeable senior unsecured notes (see Note 12) is more dilutive than the inclusion of the interest expense for those exchangeable notes, the Company utilizes the "if-converted" method to calculate diluted earnings per share. Under the if-converted method, the Company adjusts net earnings to add back interest expense and amortization of the discount recognized on the exchangeable notes and includes the number of shares potentially issuable related to the exchangeable notes in the weighted average shares outstanding.

        If the average market price of the Company's common stock exceeds the exercise price of stock options outstanding or the fair value on the date of grant of the SSARs, the treasury stock method is used to determine the incremental number of shares to be included in the diluted earnings per share computation.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Basis of Presentation (Continued)

        Net earnings attributable to TRW and the weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(In millions, except per share amounts)
Net earnings attributable to TRW	$189	$197	$653	$607
Interest expense on exchangeable notes, net of tax	—	1	2	3
Amortization of discount on exchangeable notes, net of tax	1	1	3	3

Net earnings attributable to TRW for purposes of calculating diluted earnings per share	$190	$199	$658	$613

Basic:
Weighted average shares outstanding	111.1	117.0	111.7	118.5

Basic earnings per share	$1.70	$1.68	$5.85	$5.12

Diluted:
Weighted average shares outstanding	111.1	117.0	111.7	118.5
Effect of dilutive stock options, RSUs and SSARs	1.7	1.3	1.6	1.2
Shares applicable to exchangeable notes	5.0	5.9	5.0	5.9

Diluted weighted average shares outstanding	117.8	124.2	118.3	125.6

Diluted earnings per share	$1.61	$1.60	$5.56	$4.88

        For the three and nine months ended September 26, 2014, de minimis and approximately 0.6 million securities, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

        For the three and nine months ended September 27, 2013, approximately 0.4 million and 1.6 million securities, respectively, were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Basis of Presentation (Continued)

        Equity.    The following tables present a rollforward of the changes in equity attributable to TRW shareholders and to the noncontrolling interest.

	Three Months Ended
	September 26, 2014			September 27, 2013
	Total	TRW Shareholders	Noncontrolling Interest	Total	TRW Shareholders	Noncontrolling Interest
	(Dollars in millions)
Beginning balance of equity	$4,539	$4,324	$215	$3,853	$3,654	$199
Net earnings	198	189	9	206	197	9
Other comprehensive (losses) earnings	(131)	(130)	(1)	81	78	3
Changes related to share-based compensation	(17)	(17)	—	19	19	—
Repurchase of capital stock	—	—	—	(260)	(260)	—

Ending balance of equity	$4,589	$4,366	$223	$3,899	$3,688	$211

	Nine Months Ended
	September 26, 2014			September 27, 2013
	Total	TRW Shareholders	Noncontrolling Interest	Total	TRW Shareholders	Noncontrolling Interest
	(Dollars in millions)
Beginning balance of equity	$4,396	$4,194	$202	$3,769	$3,578	$191
Net earnings	682	653	29	639	607	32
Other comprehensive (losses) earnings	(75)	(70)	(5)	(80)	(83)	3
Dividends paid to noncontrolling interest	(3)	—	(3)	(15)	—	(15)
Changes related to share-based compensation	(11)	(11)	—	46	46	—
Repurchase of capital stock	(400)	(400)	—	(460)	(460)	—

Ending balance of equity	$4,589	$4,366	$223	$3,899	$3,688	$211

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Basis of Presentation (Continued)

        The following tables present changes in accumulated other comprehensive earnings (losses) attributable to TRW by component:

	Foreign Currency Translation	Retirement Obligations	Deferred Cash Flow Hedges	Total
	(Dollars in millions)
For the three months ended September 26, 2014:
Beginning balance attributable to TRW, net of tax	$78	$(406)	$8	$(320)
Other comprehensive (losses) earnings before reclassifications, net of tax	(152)	14	7	(131)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	—	1 (a)	—	1

Other comprehensive (losses) earnings, net of tax	(152)	15	7	(130)

Ending balance attributable to TRW, net of tax	$(74)	$(391)	$15	$(450)

For the three months ended September 27, 2013:
Beginning balance attributable to TRW, net of tax	$(34)	$(577)	$(16)	$(627)
Other comprehensive earnings (losses) before reclassifications, net of tax	67	(10)	16	73
Amounts reclassified from accumulated other comprehensive earnings (losses), net of tax	—	5 (b)	—	5

Other comprehensive earnings (losses), net of tax	67	(5)	16	78

Ending balance attributable to TRW, net of tax	$33	$(582)	$—	$(549)

(a)
Includes actuarial gains of $4 million, reduced by prior service cost of $3 million, net of tax of a de minimis amount.

(b)
Includes actuarial gains of $11 million, reduced by prior service cost of $4 million, net of tax of $2 million.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Basis of Presentation (Continued)

	Foreign Currency Translation	Retirement Obligations	Deferred Cash Flow Hedges	Total
	(Dollars in millions)
For the nine months ended September 26, 2014:
Beginning balance attributable to TRW, net of tax	$41	$(405)	$(16)	$(380)
Other comprehensive (losses) earnings before reclassifications, net of tax	(115)	11	27	(77)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	—	3 (a)	4	7

Other comprehensive (losses) earnings, net of tax	(115)	14	31	(70)

Ending balance attributable to TRW, net of tax	$(74)	$(391)	$15	$(450)

For the nine months ended September 27, 2013:
Beginning balance attributable to TRW, net of tax	$83	$(559)	$10	$(466)
Other comprehensive losses before reclassifications, net of tax	(50)	(37)	(9)	(96)
Amounts reclassified from accumulated other comprehensive earnings (losses), net of tax	—	14 (b)	(1)	13

Other comprehensive losses, net of tax	(50)	(23)	(10)	(83)

Ending balance attributable to TRW, net of tax	$33	$(582)	$—	$(549)

(a)
Includes actuarial gains of $13 million, reduced by prior service cost of $9 million, net of tax of $1 million.

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Basis of Presentation (Continued)

        The following table presents the movement in the product warranty liability for the periods indicated:

	Nine Months Ended
	September 26, 2014	September 27, 2013
	(Dollars in millions)
Beginning balance	$152	$140
Current period accruals, net of changes in estimates	33	44
Accruals related to divestitures	(2)	—
Used for purposes intended	(28)	(30)
Effects of foreign currency translation	(5)	(1)

Ending balance	$150	$153

        Recently Issued Accounting Pronouncements.    In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which provides a single revenue recognition model intended to improve comparability over a range of industries, companies and geographical boundaries and is intended to enhance disclosures. The standard is effective retrospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the potential impact on its operations and financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40)," which requires management to evaluate, at each annual and interim reporting period, whether there is substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued and provide related footnote disclosures. The standard is effective for the annual period ending after December 15, 2016 and for the annual and interim periods thereafter. Early adoption is permitted. This standard is not expected to have a material impact on the Company's financial statements.

4. Assets Held-For-Sale

        On September 10, 2014, the Company entered into a definitive agreement to divest its engine valve business for a purchase price of $385 million in cash which is subject to adjustment in accordance with the agreement as of the closing date. The engine valve business is reported within the Automotive Components segment (see Note 18). The planned divestiture is expected to close in the first quarter of 2015. This transaction qualified for held-for-sale accounting treatment, and as such, the assets and liabilities associated with the transaction are separately classified as held-for-sale in the condensed consolidated balance sheet as of September 26, 2014 and depreciation of long-lived assets ceased. The planned divestiture did not meet the criteria for presentation as a discontinued operation.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Assets Held-For-Sale (Continued)

        The major classes of assets and liabilities held-for-sale were as follows:

As of September 26, 2014
(Dollars in millions)
Cash	$13
Accounts receivable—net	25
Inventories	48
Prepaid expenses and other current assets	7
Property, plant and equipment—net	157
Other assets	11

Total assets held-for-sale	$261

Trade accounts payable	$23
Accrued compensation	20
Other current liabilities	24
Pension benefits	33

Total liabilities related to assets held-for-sale	$100

        Earnings before income taxes for the engine valve business were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(Dollars in millions)
Earnings before income taxes	$7	$7	$20	$24
Less: Earnings attributable to noncontrolling interest	1	1	3	4

Earnings before income taxes attributable to TRW	$6	$6	$17	$20

5. Inventories

        The major classes of inventory are as follows:

	As of
	September 26, 2014	December 31, 2013
	(Dollars in millions)
Finished products and work in process	$522	$499
Raw materials and supplies	557	520

Total inventories	$1,079	$1,019

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

7. Goodwill and Intangible Assets

Goodwill

        The changes in goodwill for the period are as follows:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Total
	(Dollars in millions)
Balance as of December 31, 2013	$1,071	$541	$148	$—	$1,760
Effects of foreign currency translation	—	(7)	—	—	(7)

Balance as of September 26, 2014	$1,071	$534	$148	$—	$1,753

Intangible assets

        The following table reflects intangible assets and related accumulated amortization:

	As of September 26, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Developed technology and other intangible assets	$117	$(93)	$24	$119	$(91)	$28
Indefinite-lived intangible assets:
Trademarks	264		264	264		264

Total	$381		$288	$383		$292

        The Company expects that ongoing amortization expense will approximate the following:

(Dollars in millions)
Remainder of 2014	$1
Fiscal year 2015	3
2016 and beyond	20

        The expected amortization expense for 2016 and beyond primarily relates to land use rights.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Other (Income) Expense—Net

        The following table provides details of other (income) expense—net:

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(Dollars in millions)
Net provision for bad debts	$—	$2	$4	$4
Net gains on sales of assets and divestitures	(1)	—	(1)	(1)
Foreign currency exchange (gains) losses	(4)	13	9	19
Royalty and grant income	(7)	(7)	(16)	(13)
Miscellaneous other (income) expense	(1)	(3)	6	(10)

Other (income) expense—net	$(13)	$5	$2	$(1)

9. Income Taxes

        The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate and records the tax impact of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

        Income tax expense for the three months ended September 26, 2014 was $80 million on pre-tax earnings of $278 million, and income tax expense for the nine months ended September 26, 2014 was $250 million on pre-tax earnings of $932 million. Income tax expense for the three months ended September 27, 2013 was $62 million on pre-tax earnings of $268 million, and income tax expense for the nine months ended September 27, 2013 was $221 million on pre-tax earnings of $860 million. Income tax expense for the nine month period ended September 26, 2014 includes a $6 million net tax benefit related to a favorable ruling and the resolution of various tax matters in foreign jurisdictions. Income tax expense for both the three and nine months ended September 27, 2013 includes a tax benefit of $18 million relating to the enactment of tax legislation and reduction in corporate income tax rates in the United Kingdom. Income tax expense for the nine months ended September 27, 2013 also includes a tax benefit of $12 million relating to the enactment of the American Taxpayer Relief Act of 2012 partially offset by a net tax expense of $4 million relating to other matters, resulting in a combined net tax benefit of $26 million for the period. For the periods ended September 26, 2014 and September 27, 2013, the income tax rate varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits, as well as the effect of the various items noted above.

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        The following tables provide the components of net pension (income) cost for the Company's defined benefit pension plans:

	Three Months Ended
	September 26, 2014			September 27, 2013
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Service cost	$—	$—	$6	$1	$—	$6
Interest cost on projected benefit obligations	9	52	10	10	46	9
Expected return on plan assets	(12)	(86)	(6)	(15)	(77)	(5)
Amortization	2	—	3	7	—	4
Settlement	—	—	—	—	—	(1)

Net pension (income) cost	$(1)	$(34)	$13	$3	$(31)	$13

	Nine Months Ended
	September 26, 2014			September 27, 2013
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Service cost	$1	$—	$17	$2	$—	$17
Interest cost on projected benefit obligations	28	157	28	31	140	27
Expected return on plan assets	(37)	(259)	(15)	(44)	(233)	(15)
Amortization	6	—	9	20	—	14
Settlement	—	—	—	—	—	(1)

Net pension (income) cost	$(2)	$(102)	$39	$9	$(93)	$42

Postretirement Benefits Other Than Pensions ("OPEB")

        The following tables provide the components of net OPEB cost (income) for the Company's plans:

	Three Months Ended
	September 26, 2014		September 27, 2013
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Service cost	$—	$—	$1	$—
Interest cost on projected benefit obligations	4	1	3	1
Amortization	(2)	(1)	(3)	(1)
Settlement	—	—	(1)	—

Net OPEB cost (income)	$2	$—	$—	$—

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Pension Plans and Postretirement Benefits Other Than Pensions (Continued)

	Nine Months Ended
	September 26, 2014		September 27, 2013
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Service cost	$—	$—	$1	$—
Interest cost on projected benefit obligations	$12	$3	$10	$3
Amortization	(7)	(4)	(10)	(3)
Settlement	—	—	(7)	—

Net OPEB cost (income)	$5	$(1)	$(6)	$—

11. Fair Value Measurements and Financial Instruments

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

Items Measured at Fair Value on a Recurring Basis

        The fair value measurements for assets and liabilities recognized in the Company's condensed consolidated balance sheets are as follows:

	As of
	September 26, 2014	December 31, 2013	Measurement Approach
	(Dollars in millions)
Foreign currency exchange contracts—current assets	$16	$6	Level 2
Foreign currency exchange contracts—noncurrent assets	13	—	Level 2
Foreign currency exchange contracts—current liability	3	5	Level 2
Foreign currency exchange contracts—noncurrent liability	2	9	Level 2

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

11. Fair Value Measurements and Financial Instruments (Continued)

forward values. In addition, the Company's calculation of the fair value of its foreign currency option contracts uses quoted currency volatilities.

        The discount rates for all derivative contracts are based on quoted bank deposit rates. For contracts which, when aggregated by counterparty, are in a liability position, the rates are adjusted by the credit spread which market participants would apply if buying these contracts from the Company's counterparties.

        There were no changes in the Company's valuation techniques during the nine months ended September 26, 2014.

Items Measured at Fair Value on a Nonrecurring Basis

        In addition to items that are measured at fair value on a recurring basis, we also have assets that may be measured at fair value on a nonrecurring basis. These assets include long-lived assets, intangible assets and investments in affiliates, which may be written down to fair value as a result of impairment.

        The Company has determined that the fair value measurements related to each of these assets rely primarily on Company-specific inputs and the Company's assumptions about the use of the assets, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the useful life of the long-lived assets by using a risk-adjusted rate for the Company. For the nine months ended September 26, 2014, the Company recorded asset impairments of $12 million associated with its determination of the fair value of its long-lived assets that exhibited indicators of impairment (see Note 13).

Financial Instruments Not Carried at Fair Value

        The carrying value and estimated fair value of financial instruments that are not carried on the Company's balance sheet at fair value are as follows:

	As of
	September 26, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value	Measurement Approach
	(Dollars in millions)
Short-term debt, fixed and floating rate	$238	$238	$159	$159	Level 2
Fixed rate long-term debt	$1,349	$1,442	$1,821	$1,884	Level 2
Fixed rate exchangeable notes	$138	$502	$134	$375	Level 2

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

11. Fair Value Measurements and Financial Instruments (Continued)

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

        As of September 26, 2014, the Company had a notional value of $2.8 billion in foreign exchange contracts outstanding. These foreign exchange contracts mature at various dates through September 2017.

        Cash Flow Hedges.    For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income ("OCI"), and is subsequently reclassified into earnings in the period which the hedged transaction affects earnings. The earnings impact is reported either in sales, cost of sales, or other (income) expense—net, to match the underlying transaction. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, which were immaterial for each of the three and nine months ended September 26, 2014 and September 27, 2013, are recognized in other (income) expense—net.

        The effective portion of gains and losses on derivatives designated as cash flow hedges and recognized in OCI was a gain of $8 million and $33 million for the three and nine months ended September 26, 2014, respectively, compared to a gain of $22 million and a loss of $11 million for the three and nine months ended September 27, 2013, respectively, all of which were related to foreign currency exchange contracts.

        The effective portion of gains and losses on cash flow hedges reclassified from OCI into the statement of earnings for the three and nine months ended September 26, 2014 was a gain of $1 million and a loss of $4 million, respectively, and was included in various line items on the statement of earnings, compared to a de minimis amount and a gain of $1 million, respectively, for the three and nine months ended September 27, 2013.

        Gains and losses reclassified into earnings include the discontinuance of cash flow hedges, which were immaterial for each of the three and nine months ended September 26, 2014 and September 27, 2013. Approximately $9 million of gains, net of tax, which are included in OCI, are expected to be reclassified into earnings in the next twelve months.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Fair Value Measurements and Financial Instruments (Continued)

        Undesignated Derivatives.    For the three and nine months ended September 26, 2014, the Company recognized gains of $13 million and $16 million, respectively, in other (income) expense—net, for derivative instruments not designated as hedging instruments. For the three and nine months ended September 27, 2013, the Company recognized losses of a de minimis amount and $3 million, respectively, in other (income) expense—net, for derivative instruments not designated as hedging instruments.

        Credit-Risk-Related Contingent Features.    The Company has entered into International Swaps and Derivatives Association ("ISDA") agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. These agreements provide for an additional termination event if the Company's Eighth Amended and Restated Credit Agreement dated September 28, 2012 (the "Eighth Credit Agreement") is terminated or a change of control occurs under the Eighth Credit Agreement. The ZF Merger, if consummated, is expected to cause an additional termination event under these agreements. The occurrence of an additional termination event would allow the Company and each of the counterparties to request cancellation and settlement of the mark-to-market position for any outstanding derivative contracts, regardless of the maturity date of the contract.

Offsetting of Derivative Assets and Liabilities

        The following table reflects the offsetting of derivative assets and liabilities:

	As of September 26, 2014			As of December 31, 2013
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
	(Dollars in millions)
Derivative Assets:
Foreign Currency	$58	$(29)	$29	$42	$(36)	$6
Derivative Liabilities:
Foreign Currency	34	(29)	5	50	(36)	14

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. Debt

        Total outstanding debt of the Company consisted of the following:

	As of
	September 26, 2014	December 31, 2013
	(Dollars in millions)
Short-term debt	$238	$159

Long-term debt:
6.375% Senior Notes, due 2014	$—	$234
7.00% Senior Notes, due 2014	—	233
7.25% Senior Notes, due 2017	445	446
4.50% Senior Notes, due 2021	400	400
4.45% Senior Notes, due 2023	400	400
Exchangeable senior notes, due 2015	138	134
Revolving credit facility	—	—
Capitalized leases	15	18
Other long-term borrowings	89	90

Total long-term debt	1,487	1,955
Less current portion	35	482

Long-term debt, net of current portion	$1,452	$1,473

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

Exchangeable Senior Notes

        In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due 2015 (the "Exchangeable Senior Notes") in a private placement. Prior to September 1, 2015, the notes are exchangeable only upon specified events or conditions being met and, thereafter, at any time. One condition was met as of September 26, 2014, and as such, the notes are exchangeable in the fourth quarter of 2014. They will remain exchangeable

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. Debt (Continued)

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

        The Exchangeable Senior Notes were recorded with a debt discount which decreased debt and increased paid-in-capital in order to separate the liability and embedded equity components. The debt component will accrete up to the principal amount to effectively yield 9.0% over the term of the debt. The debt discount as of September 26, 2014 and December 31, 2013 was $9 million and $14 million, respectively. The total interest expense recognized for the three and nine months ended September 26, 2014 was approximately $3 million and $9 million, respectively, including $1 million and $4 million in each respective period relating to the stated coupon rate. The total interest expense recognized for the three and nine months ended September 27, 2013 was approximately $3 million and $10 million, respectively, including $2 million and $5 million in each respective period relating to the stated coupon rate.

        In the third quarter of 2014, Exchangeable Senior Notes in principal amount of approximately $1 million were exchanged for approximately 34,000 shares of common stock. A de minimis loss on retirement of debt was recorded relating to the write-off of a portion of debt issue costs and the debt discount, as well as a reduction of $2 million to paid-in-capital relating to the repurchase of the conversion feature of the Exchangeable Senior Notes. The repurchased notes were retired upon settlement.

Senior Credit Facilities

        The Eighth Credit Agreement provides for senior credit facilities consisting of (i) a revolving credit facility in the amount of $1.4 billion which matures in September 2017, subject to certain liquidity conditions being met in October 2016 (the "Revolving Credit Facility"), and (ii) additional availability which may be used in the future for one or more term loans or additional revolving facilities (together with the Revolving Credit Facility, the "Facilities"). All of the Facilities were undrawn as of September 26, 2014.

        The commitment fee and the applicable margin for borrowing on the Revolving Credit Facility are subject to a ratings-based grid. The applicable margin in effect as of September 26, 2014 was 0.25% with respect to base rate borrowings, 1.25% with respect to eurocurrency borrowings, and the commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.25%.

Other Borrowings

        The Company has borrowings under uncommitted credit agreements in several of the countries in which it operates. The borrowings are from various individual banks at quoted market interest rates. As of September 26, 2014, the Company had short-term borrowings under uncommitted credit facilities totaling $232 million.

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

Debt Covenants Potentially Impacted by the ZF Merger

        The ZF Merger, if consummated, is expected to cause a change of control triggering event as defined in the Company's respective Senior Note indentures and a fundamental change as defined in the Exchangeable Senior Note indenture. In general, upon the occurrence of a change of control triggering event under the Senior Note indentures, the Company is required to offer to repurchase the Senior Notes, for a certain period of time, at a price of 101% of par, plus accrued and unpaid interest. Upon the occurrence of a fundamental change under the Exchangeable Senior Note indenture, the Company is required to offer to repurchase the Exchangeable Senior Notes, for a certain period of time, at a price of 100% of par, plus accrued and unpaid interest. Additionally, assuming the ZF Merger is consummated, the Company anticipates terminating the Eighth Credit Agreement.

13. Restructuring Charges and Asset Impairments

        Restructuring charges and asset impairments incurred as part of the Company's ongoing effort to better align the Company's cost structure with global automotive market conditions, primarily in the European and North American automotive markets, include the following:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Corporate	Total
	(Dollars in millions)
For the three months ended September 26, 2014:
Severance and other charges—net	$2	$6	$—	$2	$—	$10

Total restructuring charges and asset impairments	$2	$6	$—	$2	$—	$10

For the three months ended September 27, 2013:
Severance and other charges	$—	$2	$—	$—	$—	$2
Other asset impairments	3	—	—	—	—	3

Total restructuring charges and asset impairments	$3	$2	$—	$—	$—	$5

For the nine months ended September 26, 2014:
Severance and other charges—net	$12	$8	$—	$4	$—	$24
Asset impairments related to restructuring activities	12	—	—	—	—	12

Total restructuring charges and asset impairments	$24	$8	$—	$4	$—	$36

For the nine months ended September 27, 2013:
Severance and other charges	$17	$29	$—	$(6)	$—	$40
Other asset impairments	3	—	—	—	—	3

Total restructuring charges and asset impairments	$20	$29	$—	$(6)	$—	$43

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

13. Restructuring Charges and Asset Impairments (Continued)

Restructuring Reserves

        The following table illustrates the movement of the restructuring reserves for severance and other charges, including reserves related to severance-related postemployment benefits for both periods presented:

	Nine Months Ended
	September 26, 2014	September 27, 2013
	(Dollars in millions)
Beginning balance	$88	$121
Current period accruals, net of changes in estimates	24	40
Accruals related to divestitures	(3)	—
Used for purposes intended	(49)	(64)
Effects of foreign currency translation	(6)	3

Ending balance	$54	$100

        Of the $54 million restructuring reserves as of September 26, 2014, approximately $21 million is expected to be paid in the remainder of 2014. The remaining balance is expected to be paid in 2015 to 2016 and is comprised primarily of involuntary employee termination arrangements in Europe.

14. Transaction Costs

        The Company incurred transaction and merger-related costs of $13 million for financial advisory and legal fees related to the ZF Merger (see Note 2) and the engine valve divestiture (see Note 4) for both the three and nine months ended September 26, 2014.

15. Capital Stock

        The Company's authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the "Common Stock"), of which 110,628,893 shares were issued and outstanding as of September 26, 2014, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the Company's stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15. Capital Stock (Continued)

        In the first quarter of 2014, the Company entered into an accelerated share repurchase ("ASR") agreement with a third-party financial institution to repurchase the Company's common stock. Under the ASR agreement, the Company made an up-front payment of $400 million and received an initial delivery of approximately 3.9 million shares in the first quarter of 2014. Upon settlement in the third quarter of 2014, the Company received approximately 0.7 million additional shares, resulting in an overall weighted average price per share of $88.08 under the ASR agreement.

        Pursuant to the terms of the Merger Agreement with ZF, the Company is restricted from repurchasing additional shares of its common stock under the share repurchase programs without ZF's consent.

16. Share-Based Compensation

  Equity Awards

        On February 21, 2014, the Company granted 850,900 SSARs to executive officers and certain employees of the Company pursuant to the TRW Automotive Holdings Corp. 2012 Stock Incentive Plan (the "2012 Plan"). Under the terms of the grant, each SSAR entitles the grantee to receive the appreciation in value of one underlying share of the Company's stock from the grant date fair market value of $82.50 to the fair market value on the exercise date, although the stock price at exercise is limited to a maximum value of $130.00.

        On February 21, 2014, the Company also granted 284,723 RSUs to executive officers and certain employees of the Company pursuant to the 2012 Plan and 3,365 PSUs to certain other employees of the Company. Under the terms of the grant, each PSU entitles the grantee to receive a cash payment upon vesting equal to the fair market value on the vesting date of one share of the Company's common stock.

        In addition, on February 21, 2014, the Company granted 46,949 Performance Units to executive officers. Under the terms of the grant, the number of Performance Units that would be earned would be based on the Company's achievement of total shareholder return ("TSR") over a three-year period relative to automotive parts companies within the Russell 3000 Index.

        On May 13, 2014, the Company granted 14,742 RSUs to independent directors of the Company pursuant to the 2012 Plan.

        As of September 26, 2014, the Company had 3,352,143 shares of Common Stock available for issuance under the 2012 Plan. In addition, 231,547 stock options, 2,342,149 SSARs, 690,692 nonvested RSUs, 12,650 nonvested PSUs and 46,949 nonvested Performance Units were outstanding as of September 26, 2014. Under the terms of the respective grants, all of the SSARs and stock options have an 8-year term and vest ratably over three years, substantially all of the RSUs vest ratably over three years and a majority of the PSUs cliff vest after three years. As a result of changes to retirement provisions in the equity award agreements beginning in 2013, the Company applies a non-substantive vesting period approach for certain of the awards granted in 2014 and 2013 whereby expense is accelerated for those employees who receive awards and are eligible to retire prior to the award vesting.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Share-Based Compensation (Continued)

        Share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(Dollars in millions)
Stock options and SSARs	$3	$3	$8	$9
RSUs	7	6	19	21
Performance Units	1	—	3	—

Total share-based compensation expense	$11	$9	$30	$30

  Potential Impact of the ZF Merger on Equity Awards

        If consummated, at the effective time of the ZF Merger, (i) all then-outstanding Company stock options, RSUs, PSUs and Performance Units (which will vest at the "maximum level" of performance), whether vested or unvested, will be converted into the right to receive the Merger Consideration, less the exercise price of such awards, if any, and (ii) all then-outstanding Company SSARs, whether vested or unvested, will be converted into the right to receive an amount in cash equal to the excess of the lesser of the Merger Consideration and the "maximum value" of such stock appreciation right over the fair market value per share at the relevant grant date.

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

        As of September 26, 2014, the Company had reserves for environmental matters of $77 million. In addition, the Company has established a receivable for a portion of this environmental liability as a result of its right to indemnification for 50% of any environmental liabilities associated with the operation or ownership of the Company's automotive business existing at or prior to March 2003. The Company believes any liability, in excess of amounts accrued in its financial statements, that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. Contingencies (Continued)

        The Company faces an inherent business risk of exposure to product liability, recall and warranty claims in the event that its products actually or allegedly fail to perform as expected or the use of its products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, the Company could experience material warranty, recall or product liability losses in the future. For further information, including quantification of the Company's product warranty liability, see the description of "Warranties" in Note 3.

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. Contingencies (Continued)

        The Company has settled, for an amount that is immaterial to the Company, certain purported class action lawsuits filed on behalf of vehicle purchasers, lessors and dealers, alleging that the Company and certain of its competitors conspired to fix and raise prices for Occupant Safety Systems products. These lawsuits were filed on various dates from June 2012 through July 2013 and were consolidated in the United States District Court for the Eastern District of Michigan. Once the court approves the settlements, those cases will be dismissed. The Company has also settled, for an amount that is immaterial to the Company, similar cases filed in various courts in Canada on behalf of vehicle purchasers, lessors, dealers and direct purchasers. Class action lawsuits filed against the Company on various dates from June 2012 through May 2014 in the United States District Court for the Eastern District of Michigan on behalf of direct purchasers remain pending, which the Company intends to vigorously defend. Management believes that the ultimate resolution of those cases will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Transaction Litigation

        Following the announcement of the execution of the Merger Agreement on September 15, 2014, seven purported stockholders of the Company initiated legal actions challenging the merger. On September 19, 2014, purported stockholder New Jersey Laborers Pension Fund filed a putative class action complaint in the Oakland County Circuit Court in the State of Michigan against the Company, ZF, ZNA, Merger Sub, and the members of the Company's board of directors (the "Company Board"), in an action styled New Jersey Laborers Pension Fund vs. TRW Automotive Holdings Corp., et al., No. 2014-143032-CB. On September 26, 2014, purported stockholder Joseph Bidwell filed a putative class action complaint in the Wayne County Circuit Court in the State of Michigan against the Company, ZF, ZNA, Merger Sub, and the members of the Company Board, in an action styled Bidwell vs. TRW Automotive Holdings Corp., et al., No. 14-012463-CB. On October 3, 2014, purported stockholder Daniel Fumia filed a putative class action complaint in Wayne County Circuit Court in the State of Michigan against the Company, ZF, ZNA, Merger Sub, and the members of the Company Board, in an action styled Daniel Fumia v. James F. Albaugh, Francois J. Castaing, Robert L. Friedman, Michael R. Gambrell, J. Michael Losh, David W. Meline, Jody G. Miller, MSNA, Inc., John C. Plant, Neil P. Simpkins, David S. Taylor, TRW Automotive Holdings Corp., ZF Friedrichshafen AG, ZF North America, Inc., No. 14-012818-CB. On October 6, 2014, purported stockholder Alan Abramson filed a putative class action complaint in the Court of Chancery of the State of Delaware against the Company, the members of the Company Board, ZF and Merger Sub, in an action styled Abramson vs. TRW Automotive Holdings Corp., et al., No. 10203-VCL. On October 15, 2014, purported stockholder Zhao Nie filed a putative class action complaint in the Court of Chancery of the State of Delaware against the Company, ZF, ZNA, Merger Sub and the Company Board in an action styled Nie vs. TRW Automotive Holdings Corp., et al., No. 10236-VCL. On October 21, 2014, purported stockholder Luther Berry and purported stockholder I.U.O.E. Local 132 Health and Welfare Fund each filed a putative class action complaint in the Court of Chancery of the State of Delaware against the Company, the members of the Company Board, ZF and Merger Sub, in actions styled Berry vs. TRW Automotive Holdings Corp., et al., No. 10264-VCL and I.U.O.E. Local 132 Health and Welfare Fund vs. TRW Automotive Holdings Corp., et al., No. 10265-VCL, respectively. The complaints include claims for breach of fiduciary duty against the individual directors, alleging that the directors violated the duties of loyalty, good faith and due care owed to the Company's stockholders. The complaints also include claims for aiding and abetting breaches of fiduciary duty. The plaintiffs seek, among other forms of

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. Contingencies (Continued)

relief, an order enjoining the transaction, rescinding the Merger Agreement to the extent it has already been implemented, and awarding attorneys' fees and costs.

        Although it is not possible to predict the outcome of these litigation matters with certainty, the Company and the Company Board believe that the claims raised in these complaints are without merit and intend to defend their position in these matters vigorously. The lawsuits are in their early stages. Management believes that the ultimate resolution of the foregoing legal actions will not have a material effect on the Company's financial statements as a whole.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

18. Segment Information

        The following tables present certain financial information by segment:

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(Dollars in millions)
Sales to external customers:
Chassis Systems	$2,684	$2,802	$8,509	$8,512
Occupant Safety Systems	787	785	2,557	2,485
Electronics	233	172	693	518
Automotive Components	452	453	1,432	1,424

Total sales to external customers	$4,156	$4,212	$13,191	$12,939

Intersegment sales:
Chassis Systems	$5	$4	$12	$12
Occupant Safety Systems	37	32	112	98
Electronics	168	134	461	406
Automotive Components	18	18	56	55

Total intersegment sales	$228	$188	$641	$571

Total segment sales:
Chassis Systems	$2,689	$2,806	$8,521	$8,524
Occupant Safety Systems	824	817	2,669	2,583
Electronics	401	306	1,154	924
Automotive Components	470	471	1,488	1,479

Total segment sales	$4,384	$4,400	$13,832	$13,510

Earnings before taxes:
Chassis Systems	$213	$188	$648	$600
Occupant Safety Systems	62	63	216	175
Electronics	34	28	106	86
Automotive Components	32	31	114	119

Segment earnings before taxes	341	310	1,084	980
Corporate expense and other	(47)	(18)	(99)	(50)
Financing costs	(25)	(33)	(82)	(97)
Loss on retirement of debt—net	—	—	—	(5)
Net earnings attributable to noncontrolling interest, net of tax	9	9	29	32

Earnings before income taxes	$278	$268	$932	$860

        See Note 13 for a summary of restructuring charges and asset impairments by segment.

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

Merger Agreement

        On September 15, 2014, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with ZF Friedrichshafen AG, a stock corporation organized and existing under the laws of the Federal Republic of Germany ("ZF"), and MSNA, Inc., a Delaware corporation ("Merger Sub") and a wholly owned subsidiary of ZF held directly by ZF North America, Inc. ("ZNA"), pursuant to which Merger Sub will be merged with and into the Company (the "ZF Merger") with the Company surviving the ZF Merger as an indirect wholly owned subsidiary of ZF. Our Board of Directors unanimously approved the Merger Agreement and resolved to recommend that our stockholders vote to adopt the Merger Agreement.

        At the effective time of the ZF Merger, each share of our common stock issued and outstanding (other than any shares of our common stock held by ZF, ZNA, Merger Sub or any other wholly owned subsidiary of ZF, treasury shares held by us and shares owned by stockholders who have properly made and not withdrawn a demand for appraisal rights under Delaware law) will be converted into the right to receive $105.60 in cash, without interest (the "Merger Consideration"). In addition, at the effective time of the ZF Merger, (i) all then-outstanding Company stock options, restricted stock units, phantom stock units and performance share units (which will vest at the "maximum level" of performance), whether vested or unvested, will be converted into the right to receive the Merger Consideration, less the exercise price of such awards, if any, and (ii) all then-outstanding Company stock appreciation rights, whether vested or unvested, will be converted into the right to receive an amount in cash equal to the excess of the lesser of the Merger Consideration and the "maximum value" of such stock appreciation right over the fair market value per share at the relevant grant date. The consummation of the ZF Merger is subject to customary closing conditions, including approval by our stockholders as well as the receipt of antitrust and other regulatory approvals in the United States and certain other jurisdictions and other customary closing conditions. The transaction is expected to close in the first half of 2015. If completed, the ZF Merger will result in the Company becoming a wholly owned subsidiary of ZF and our shares will no longer be listed on any public market.

        Additional information about the ZF Merger and the Merger Agreement, including circumstances under which the Merger Agreement can be terminated and the ramifications of such termination, as well as other terms and conditions, is set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on September 15, 2014 and in our definitive proxy statement filed with the SEC on October 20, 2014 with respect to the related special meeting of stockholders.

Engine Valve Divestiture

        On September 10, 2014, the Company announced it entered into a definitive agreement to divest its engine valve business for a purchase price of $385 million in cash which is subject to adjustment in accordance with the agreement as of the closing date. The planned divestiture, with annual sales of approximately $610 million, is expected to close in the first quarter of 2015 subject to customary conditions, including regulatory, regional supervisory board and local works council approvals.

Financial Results

        For the three months ended September 26, 2014:

  •
  Our net sales were $4.2 billion, which represents a decrease of 1% compared to the prior year period. The increased demand for our active and passive safety products and growth in vehicle production in North America and China were offset by the impact of lower sales of $192 million as a result of exiting certain of our brake component and modules businesses in North America.

  •
  Operating income of $291 million was comparable to $289 million in the prior year period. The positive impacts of a favorable mix of higher margin products and foreign currency exchange were partially offset by merger and transaction fees, an increase in restructuring costs, and planned cost increases to support future growth.

  •
  Net earnings attributable to TRW were $189 million compared to $197 million in the prior year period due to higher income tax expense, partially offset by reduced interest expense.

        For the nine months ended September 26, 2014:

  •
  Our net sales were $13.2 billion, which represents an increase of over 2% compared to the prior year period. The higher level of sales was driven by increased demand for our active and passive safety products, growth in vehicle production in our major markets and the positive effects of foreign currency exchange, which more than offset the impact of lower sales of $570 million related to exiting certain of our brake component and modules businesses in North America.

  •
  Operating income was $982 million compared to $927 million in the prior year period. The increase in operating income of $55 million resulted primarily from the positive profit impact of the higher level of sales and lower restructuring charges, partially offset by merger and transaction fees and planned cost increases to support future growth.

  •
  Net earnings attributable to TRW were $653 million compared to $607 million in the prior year period. This increase of $46 million was primarily the result of an increase in operating income and reduced interest expense, partially offset by higher income tax expense.

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

  General Economic Conditions:

          The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles. While the U.S. economy has recovered from a slow start earlier in the year, global economic sentiment remains cautious given continued geopolitical uncertainty, increased concern that the fragile recovery in Europe is weakening, and continued volatility within the emerging markets, including the slowing pace of economic growth in China.

          During the first nine months of 2014, while vehicle production levels in our major markets increased, expectations were tempered by geopolitical tension and concerns over economic growth. In North America, with the economy showing signs of sustained growth, consumer demand appears to support the current level of vehicle production. In Europe, stimulus measures intended to lessen the risk of deflation and spur economic growth are continuing. In China, while stimulus programs were implemented to stabilize the economy and avert a sharper slowdown, the automotive industry continues to expand with automotive suppliers benefiting from increased production levels.

          In light of increased attention by U.S. regulators, the industry's sensitivity to product performance may be heightened as evidenced by a higher level of product recalls during the first nine months of 2014. Despite this activity, consumer confidence and demand has not been harmed and production levels remain unaffected.

  Production Levels:

          Vehicle production levels in North America, Europe and China during the first nine months of 2014 continued on a positive trend.

          Approximately 41% of our sales originated in Europe during 2013. This region experienced higher production levels in the first nine months of 2014 compared to 2013, primarily due to increased European consumer demand primarily resulting from the release of pent-up demand for vehicles. We are cautiously optimistic that consumer demand levels will remain steady, however, we will continue to monitor the geopolitical concerns, primarily in Russia, that could impact this region.

          Approximately 36% of our sales originated in North America during 2013. Production levels in this region increased in the first nine months of 2014 compared to 2013. The Detroit Three (defined as Chrysler Group LLC—a subsidiary of Fiat Chrysler Automobiles N.V., Ford Motor Company, and General Motors Company, combined) modestly lagged production growth for the overall region in the first nine months of 2014. During the third quarter, the gap in production growth between the Detroit Three and the overall region widened due to significant model changeovers. We expect this trend to continue for the remainder of 2014. In general, our financial results in North America are more closely correlated to the production by the Detroit Three given our higher sales content to these manufacturers compared to other manufacturers.

          Approximately 23% of our sales originated in regions outside of Europe and North America (primarily China, which comprised approximately 16% of total sales) during 2013. In China, production levels were higher in the first nine months of 2014 compared to 2013 due to increased consumer demand. We expect growth in production levels for the remainder of 2014 in China. In Brazil, production levels were down 17% compared to the prior year period due to economic volatility in the country. While this market represented 4% of our 2013 sales, we are continuing to monitor the market given the challenging conditions experienced.

Changes to Our Debt and Capital Structure

        During the first nine months of 2014, we continued to focus on improving the strength, flexibility, and cost efficiency of our capital structure, resulting in outstanding debt of $1.7 billion and a cash balance of $815 million at September 26, 2014. On March 15, 2014, our 6.375% Senior Notes and 7.00% Senior Notes matured and we repaid the outstanding principal amount totaling $469 million.

        As market conditions warrant, we may, from time to time, repurchase debt, including exchangeable debt securities, securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or by other means, or we may optionally redeem such debt securities.

        In connection with our publicly announced share repurchase programs, during the nine months ended September 26, 2014, we utilized $400 million of cash on hand and in the first quarter of 2014 initially received approximately 3.9 million shares of common stock under an accelerated share repurchase ("ASR") program. Upon settlement in the third quarter of 2014, the Company received 0.7 million additional shares.

        See "LIQUIDITY AND CAPITAL RESOURCES" below, Part II, Item 2 (c), "Issuer repurchases of equity securities," of this Report and Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for further information.

RESULTS OF OPERATIONS

        The following unaudited consolidated statements of earnings compare the results of operations for the periods presented as follows:

Total Company Results of Operations

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	September 26, 2014	September 27, 2013	Variance
	(Dollars in millions)
Sales	$4,156	$4,212	$(56)
Cost of sales	3,681	3,762	(81)

Gross profit	475	450	25
Administrative and selling expenses	174	151	23
Restructuring charges and asset impairments	10	5	5
Transaction costs	13	—	13
Other (income) expense—net	(13)	5	(18)

Operating income	291	289	2
Interest expense—net	25	33	(8)
Equity in earnings of affiliates, net of tax	(12)	(12)	—

Earnings before income taxes	278	268	10
Income tax expense	80	62	18

Net earnings	198	206	(8)
Less: Net earnings attributable to noncontrolling interest, net of tax	9	9	—

Net earnings attributable to TRW	$189	$197	$(8)

Sales

        Changes in both vehicle production levels and our sales, by major geographic region, compared to the prior year quarter are presented below:

	Variance
	Vehicle Production(a)	TRW Sales
North America	8%	(6)%
Europe	(1)%	2%
Rest of World	3%	—%

(a)
Source: Primarily IHS Automotive light vehicle production forecast.

Cost of Sales

        Changes in the major components within our cost of sales are presented below:

(Dollars in millions)
Cost of sales, three months ended September 27, 2013	$3,762
Material	(86)
Labor and other	(7)
Depreciation and amortization	12

Cost of sales, three months ended September 26, 2014	$3,681

Comparison of the Three Months Ended September 26, 2014 to the Three Months Ended September 27, 2013

        Sales decreased by $56 million, or 1%, for the three months ended September 26, 2014 compared to the three months ended September 27, 2013. The decrease in sales was driven by lower sales of $192 million as a result of exiting certain of our brake component and modules businesses in North America during the first quarter of 2014, partially offset by higher production volume, primarily in North America and China, and increased demand for our active and passive safety products, together totaling $128 million, and the favorable impact of foreign currency exchange of $8 million.

        For the three months ended September 26, 2014, the change in TRW sales in North America was less than the increase in vehicle production primarily due to exiting certain of our brake component and modules businesses in North America during the first quarter of 2014. Excluding the impact of exiting these businesses, sales increased 7% in North America, which was in line with the vehicle production increase in the region. In Europe, excluding the impact of foreign currency exchange, sales increased 1%, which was higher than the slight vehicle production decrease in the region, due to a favorable concentration of customers and increased demand for our safety products. In the Rest of World, excluding the impact of foreign currency exchange, sales increased 1%, which was below the industry production increase of 3%, due to the mix of platforms and products sold.

        Cost of sales decreased by $81 million, or 2%, for the three months ended September 26, 2014 compared to the three months ended September 27, 2013. The decrease was driven primarily by lower cost of sales of $172 million as a result of exiting certain of our brake component and modules businesses in North America, partially offset by additional costs associated with increased volume (net of cost reductions) of $83 million, as well as the unfavorable impact of foreign currency exchange of $8 million.

        Gross profit, as a percentage of sales, for the three months ended September 26, 2014 was 11.4% compared to 10.7% for the three months ended September 27, 2013. This margin improvement was primarily driven by the favorable profit impact of additional volume, an increased proportion of higher margin business, as well as the timing of cost reduction benefits.

        Gross profit increased by $25 million for the three months ended September 26, 2014 compared to the three months ended September 27, 2013. The increase was primarily driven by the favorable impact of higher volume (net of a higher proportion of lower margin business) of $38 million and increased cost reductions in excess of non-commodity inflation, engineering, salary and other costs of $7 million, partially offset by a reduction in profit of $20 million as a result of exiting certain of our brake component and modules businesses in North America.

        Administrative and selling expenses, as a percentage of sales, were 4.2% for the three months ended September 26, 2014 compared to 3.6% for the three months ended September 27, 2013. The increase of $23 million was driven by higher salary and other compensation costs of $18 million, and increased non-commodity inflation and other expenses of $7 million, partially offset by the favorable impact of foreign currency exchange of $2 million.

        Restructuring charges and asset impairments were $10 million for the three months ended September 26, 2014 compared to $5 million for the three months ended September 27, 2013. This increase was driven by higher severance and other charges of $8 million offset by lower asset impairments of $3 million.

        Transaction costs were $13 million for the three months ended September 26, 2014. These costs primarily consisted of financial advisory and legal fees related to the ZF Merger and the engine valve divestiture.

        Other (income) expense—net increased by $18 million for the three months ended September 26, 2014 compared to the three months ended September 27, 2013. This increase in income was primarily driven by the change in impact of foreign currency exchange between periods of approximately $17 million.

        Interest expense—net decreased by $8 million for the three months ended September 26, 2014 compared to the three months ended September 27, 2013. The decrease was primarily a result of both lower average debt levels and lower average borrowing rates of our senior notes, both reflecting the maturity in the first quarter 2014 of our 6.375% and 7.25% Senior Notes.

        Income tax expense for the three months ended September 26, 2014 was $80 million on pre-tax earnings of $278 million compared to an income tax expense of $62 million on pre-tax earnings of $268 million for the three months ended September 27, 2013. Income tax expense for the 2013 period includes a tax benefit of $18 million related to the enactment of tax legislation and reduction in corporate income tax rates in the United Kingdom.

 Consolidated Statements of Earnings
(Unaudited)

	Nine Months Ended
	September 26, 2014	September 27, 2013	Variance
	(Dollars in millions)
Sales	$13,191	$12,939	$252
Cost of sales	11,649	11,531	118

Gross profit	1,542	1,408	134
Administrative and selling expenses	509	439	70
Restructuring charges and asset impairments	36	43	(7)
Transaction costs	13	—	13
Other expense (income)—net	2	(1)	3

Operating income	982	927	55
Interest expense—net	82	97	(15)
Loss on retirement of debt—net	—	5	(5)
Equity in earnings of affiliates, net of tax	(32)	(35)	3

Earnings before income taxes	932	860	72
Income tax expense	250	221	29

Net earnings	682	639	43
Less: Net earnings attributable to noncontrolling interest, net of tax	29	32	(3)

Net earnings attributable to TRW	$653	$607	$46

Sales

        Changes in both vehicle production levels and our sales, by major geographic region, compared to the prior year period are presented below:

	Variance
	Vehicle Production(a)	TRW Sales
North America	5%	(5)%
Europe	4%	6%
Rest of World	4%	5%

(a)
Source: Primarily IHS Automotive light vehicle production forecast.

Cost of Sales

        Changes in the major components within our cost of sales are presented below:

(Dollars in millions)
Cost of sales, nine months ended September 27, 2013	$11,531
Material	42
Labor and other	51
Depreciation and amortization	25

Cost of sales, nine months ended September 26, 2014	$11,649

Comparison of the Nine Months Ended September 26, 2014 to the Nine Months Ended September 27, 2013

        Sales increased by $252 million, or 2%, for the nine months ended September 26, 2014 compared to the nine months ended September 27, 2013. The increase in sales was driven by higher production volume, primarily in North America, Europe and China, and increased demand for our active and passive safety products, together totaling $694 million, and the favorable impact of foreign currency exchange of $128 million, partially offset by lower sales of $570 million as a result of exiting certain of our brake component and modules businesses in North America during the first quarter of 2014.

        For the nine months ended September 26, 2014, the change in TRW sales in North America was less than the increase in vehicle production primarily due to exiting certain of our brake component and modules businesses in North America during the first quarter of 2014. Excluding the impact of exiting these businesses, sales increased 9% in North America, which was more than the 5% vehicle production increase in the region, due to a favorable concentration of customers and increased demand for our safety products. In Europe, sales were positively impacted by foreign currency exchange. Excluding the impact of foreign currency exchange, sales increased 2% in Europe, which was less than the 4% vehicle production increase in the region due to the mix of platforms and products sold. In the Rest of World, excluding the impact of foreign currency exchange, sales increased 7%, which was higher than the industry production increase of 4% due to a favorable concentration of customers and increased demand for our safety products.

        Cost of sales increased by $118 million, or 1%, for the nine months ended September 26, 2014 compared to the nine months ended September 27, 2013. The increase was driven primarily by additional costs associated with increased volume (net of cost reductions) of $503 million, as well as the unfavorable impact of foreign currency exchange of $118 million, partially offset by lower cost of sales of $503 million as a result of exiting certain of our brake component and modules businesses in North America.

        Gross profit, as a percentage of sales, for the nine months ended September 26, 2014 was 11.7% compared to 10.9% for the nine months ended September 27, 2013. This margin improvement was primarily driven by the favorable profit impact of additional volume, an increased proportion of higher margin business, as well as the timing of cost reduction benefits.

        Gross profit increased by $134 million for the nine months ended September 26, 2014 compared to the nine months ended September 27, 2013. The increase was primarily driven by the favorable impact of higher volume (net of a higher proportion of lower margin business) of $186 million, the favorable impact of foreign currency exchange of $10 million, and increased cost reductions in excess of non-commodity inflation, engineering, salary and other costs of $5 million, partially offset by the reduction in profit of $67 million as a result of exiting certain of our brake component and modules businesses in North America.

        Administrative and selling expenses, as a percentage of sales, were 3.9% for the nine months ended September 26, 2014 compared to 3.4% for the nine months ended September 27, 2013. The increase of $70 million was driven by higher salary, benefit plan, and other compensation costs of $45 million, increased non-commodity inflation and other expenses of $22 million, and the unfavorable impact of foreign currency exchange of $3 million.

        Restructuring charges and asset impairments were $36 million for the nine months ended September 26, 2014 compared to $43 million for the nine months ended September 27, 2013. This decrease was driven by lower severance and other charges of $16 million, partially offset by higher asset impairments of $9 million.

        Transaction costs were $13 million for the nine months ended September 26, 2014. These costs primarily consisted of financial advisory and legal fees related to the ZF Merger and the engine valve divestiture.

        Other expense (income)—net decreased by $3 million for the nine months ended September 26, 2014 compared to the nine months ended September 27, 2013. This increase in expense was primarily driven by $12 million related to certain legal matters, partially offset by a favorable impact of foreign currency exchange of $10 million.

        Interest expense—net decreased by $15 million for the nine months ended September 26, 2014 compared to the nine months ended September 27, 2013. The decrease was primarily a result of both lower average debt levels and lower average borrowing rates of our senior notes, both reflecting the maturity in the first quarter 2014 of our 6.375% and 7.25% Senior Notes, partially offset by increased other debt levels.

        Loss on retirement of debt—net was $5 million for the nine months ended September 27, 2013. During the nine months ended September 27, 2013, we repurchased portions of our senior unsecured notes due in 2014 and 2017 totaling $91 million in principal amount and recorded a loss on retirement of debt of $5 million.

        Income tax expense for the nine months ended September 26, 2014 was $250 million on pre-tax earnings of $932 million compared to an income tax expense of $221 million on pre-tax earnings of $860 million for the nine months ended September 27, 2013. Income tax expense for the 2013 period includes a tax benefit of $18 million related to the enactment of tax legislation and reduction in corporate income tax rates in the United Kingdom and a tax benefit of $12 million related to the enactment of the American Taxpayer Relief Act of 2012.

SEGMENT RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 26, 2014 to the Three Months Ended September 27, 2013

Sales, Including Intersegment Sales

	Three Months Ended			Variance Drivers:
	September 26, 2014	September 27, 2013	Variance	Volume	Foreign Currency	Other
	(Dollars in millions)
Chassis Systems	$2,689	$2,806	$(117)	$77	$(2)	$(192)
Occupant Safety Systems	824	817	7	23	4	(20)
Electronics	401	306	95	93	2	—
Automotive Components	470	471	(1)	(4)	3	—

Segment Sales	4,384	4,400	(16)	189	7	(212)
Intersegment eliminations	(228)	(188)	(40)

Total sales	$4,156	$4,212	$(56)

  •
  The following items are included in Other above:

  •
  The unfavorable impact of lower sales of $192 million in Chassis Systems as a result of exiting certain of our brake component and modules businesses in North America during the first quarter of 2014.

  •
  The unfavorable impact of price reductions provided to customers of $20 million in Occupant Safety Systems.

Cost of Sales

	Three Months Ended			Variance Components:		Variance Drivers:
	September 26, 2014	September 27, 2013	Variance	Material Cost	Labor and Other Costs	Volume and Inflation	Foreign Currency	Other
	(Dollars in millions)
Chassis Systems	$2,407	$2,539	$(132)	$(114)	$(18)	$41	$(1)	$(172)
Occupant Safety Systems	745	740	5	1	4	4	1	—
Electronics	360	273	87	67	20	81	6	—
Automotive Components	419	424	(5)	(3)	(2)	(7)	2	—

Segment cost of sales before intersegment eliminations	3,931	3,976	(45)	(49)	4	119	8	(172)
Intersegment eliminations	(228)	(188)	(40)

Segment cost of sales	$3,703	$3,788	$(85)

  •
  The Volume and Inflation category above represents amounts net of cost reduction efforts.

  •
  The following items are included in Other above:

  •
  The reduction of $172 million in cost of sales in Chassis Systems as a result of exiting certain of our brake component and modules businesses in North America.

Earnings Before Taxes

	Three Months Ended			Variance Drivers:
	September 26, 2014	September 27, 2013	Variance	Volume	Foreign Currency	Cost (Increases)/ Reductions	Restructuring	Other
	(Dollars in millions)
Chassis Systems	$213	$188	$25	$18	$13	$12	$1	$(19)
Occupant Safety Systems	62	63	(1)	5	4	14	(4)	(20)
Electronics	34	28	6	17	(3)	(8)	—	—
Automotive Components	32	31	1	(1)	2	2	(2)	—

Segment earnings before taxes	341	310	31	39	16	20	(5)	(39)
Corporate expense and other	(47)	(18)	(29)
Financing costs	(25)	(33)	8
Net earnings attributable to noncontrolling interest, net of tax	9	9	—

Earnings before income taxes	$278	$268	$10

  •
  The Volume category above includes the net impact of an increased proportion of higher margin business in our Chassis Systems segment and a higher proportion of lower margin business in our Electronics segment, reflecting the introduction of new products at initial lower margins.

  •
  The favorable impact of foreign currency exchange in our Chassis Systems segment primarily relates to the euro.

  •
  The Cost (Increases)/Reductions category above represents cost savings in excess of growth costs, such as salary and engineering costs, as well as non-commodity inflation and other costs.

  •
  The following items are included in Other above:

  •
  The reduction in profit of $19 million in our Chassis Systems segment as a result of exiting certain of our brake component and modules businesses in North America.

  •
  The unfavorable impact of price reductions provided to customers of $20 million in Occupant Safety Systems.

  •
  Certain income and costs not associated with the current operations of our segments are recorded within Corporate. For example, we recognize transactions related to our closed pension plan in the U.K. within Corporate. This plan included hourly employees, substantially all of whom are not actively employed by the Company. Other items recognized within Corporate include costs associated with corporate staff and related expenses, financing costs and gains or losses on the retirement of debt, merger and transaction costs, and certain curtailments of benefit plans.

Comparison of the Nine Months Ended September 26, 2014 to the Nine Months Ended September 27, 2013

Sales, Including Intersegment Sales

	Nine Months Ended			Variance Drivers:
	September 26, 2014	September 27, 2013	Variance	Volume	Foreign Currency	Other
	(Dollars in millions)
Chassis Systems	$8,521	$8,524	$(3)	$529	$38	$(570)
Occupant Safety Systems	2,669	2,583	86	99	60	(73)
Electronics	1,154	924	230	215	15	—
Automotive Components	1,488	1,479	9	(11)	20	—

Segment Sales	13,832	13,510	322	832	133	(643)
Intersegment eliminations	(641)	(571)	(70)

Total sales	$13,191	$12,939	$252

  •
  The favorable impact of foreign currency exchange primarily relates to the euro. In our Chassis Systems segment, this favorable impact was partially offset by the unfavorable impact of the Brazilian real.

  •
  The following items are included in Other above:

  •
  The unfavorable impact of lower sales of $570 million in Chassis Systems as a result of exiting certain of our brake component and modules businesses in North America during the first quarter of 2014.

  •
  The unfavorable impact of price reductions provided to customers of $73 million in Occupant Safety Systems.

Cost of Sales

	Nine Months Ended			Variance Components:		Variance Drivers:
	September 26, 2014	September 27, 2013	Variance	Material Cost	Labor and Other Costs	Volume and Inflation	Foreign Currency	Other
	(Dollars in millions)
Chassis Systems	$7,624	$7,701	$(77)	$(77)	$—	$380	$46	$(503)
Occupant Safety Systems	2,399	2,339	60	35	25	16	44	—
Electronics	1,029	827	202	160	42	182	20	—
Automotive Components	1,315	1,317	(2)	(9)	7	(19)	17	—

Segment cost of sales before intersegment eliminations	12,367	12,184	183	109	74	559	127	(503)
Intersegment eliminations	(641)	(571)	(70)

Segment cost of sales	$11,726	$11,613	$113

  •
  The Volume and Inflation category above represents amounts net of cost reduction efforts.

  •
  The increase in cost of sales related to foreign currency exchange primarily relates to the euro.

  •
  The following items are included in Other above:

  •
  The reduction of $503 million in cost of sales in Chassis Systems as a result of exiting certain of our brake component and modules businesses in North America.

Earnings Before Taxes

	Nine Months Ended			Variance Drivers:
	September 26, 2014	September 27, 2013	Variance	Volume	Foreign Currency	Cost (Increases)/ Reductions	Restructuring	Other
	(Dollars in millions)
Chassis Systems	$648	$600	$48	$115	$(2)	$3	$(4)	$(64)
Occupant Safety Systems	216	175	41	33	18	42	21	(73)
Electronics	106	86	20	39	(5)	(14)	—	—
Automotive Components	114	119	(5)	(2)	3	4	(10)	—

Segment earnings before taxes	1,084	980	104	185	14	35	7	(137)
Corporate expense and other	(99)	(50)	(49)
Financing costs	(82)	(97)	15
Loss on retirement of debt—net	—	(5)	5
Net earnings attributable to noncontrolling interest, net of tax	29	32	(3)

Earnings before income taxes	$932	$860	$72

  •
  The Volume category above includes the net impact of an increased proportion of higher margin business in our Chassis Systems segment and a higher proportion of lower margin business in our Electronics and Automotive Components segments, reflecting the introduction of new products at initial lower margins.

  •
  The favorable impact of foreign currency exchange in our Occupant Safety Systems segment primarily relates to the euro.

  •
  The Cost (Increases)/Reductions category above represents cost savings in excess of growth costs, such as salary and engineering costs, as well as non-commodity inflation and other costs.

  •
  The following items are included in Other above:

  •
  The unfavorable impact of price reductions provided to customers of $73 million in Occupant Safety Systems.

  •
  The reduction in profit of $64 million in our Chassis Systems segment as a result of exiting certain of our brake component and modules businesses in North America.

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

        As of September 26, 2014, the amount of cash and cash equivalents held by foreign subsidiaries was $703 million. If these funds were repatriated to the U.S., we would be required to provide for U.S. federal and state income tax, foreign income tax, and foreign withholding taxes. We have already provided for such taxes on a significant portion of this cash and cash equivalents that are not deemed to be permanently reinvested. However, for the entities that hold the remainder of such cash and cash equivalents, we have not provided for such taxes as it is our intention that those funds are permanently reinvested outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash Flows

        Operating Activities.    Cash provided by operating activities for the nine months ended September 26, 2014 was $281 million compared to $240 million for the nine months ended

September 27, 2013. The increase of $41 million between the two periods was primarily the result of lower pension contributions of $31 million, lower working capital requirements of $31 million and higher cash earnings, partially offset by higher cash paid for taxes of $23 million, higher outflows for other liabilities primarily relating to customer pricing, warranty and recall matters of $16 million and higher outflows related to customer tooling of $8 million.

        Investing Activities.    Cash used in investing activities for capital expenditures for the nine months ended September 26, 2014 was $354 million compared to $411 million for the nine months ended September 27, 2013. These capital expenditures were primarily related to investing in new facilities, upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend between $700 and $730 million during 2014 on capital expenditures as we continue to invest in our strategic priorities and growth.

        For the nine months ended September 26, 2014, the Company made an initial equity contribution of $6 million in a newly formed joint venture in Mexico. The joint venture will eventually supply castings to our North American Braking operations through a long-term supply arrangement.

        Financing Activities.    Cash used in financing activities was $792 million for the nine months ended September 26, 2014, compared to $41 million for the nine months ended September 27, 2013. During the nine months ended September 26, 2014, we repaid the outstanding principal balance of $469 million upon maturity of our 6.375% Senior Notes and 7.00% Senior Notes. We also increased our short-term borrowings by $79 million. Additionally, we used $400 million of cash on hand and received approximately 4.5 million shares of our common stock under an accelerated share repurchase agreement. Also, during the nine months ended September 26, 2014, certain of our subsidiaries paid $3 million of dividends to noncontrolling stockholders.

Other Sources of Liquidity

        Our Eighth Amended and Restated Credit Agreement dated September 28, 2012 (the "Eighth Credit Agreement") provides for senior credit facilities consisting of (i) a revolving credit facility in the amount of $1.4 billion which matures in September 2017, subject to certain conditions (the "Revolving Credit Facility"), and (ii) additional availability which may be used in the future for one or more term loans or additional revolving facilities (together with the Revolving Credit Facility, the "Facilities"). As of September 26, 2014, we had no outstanding borrowings under our Revolving Credit Facility, resulting in $1.4 billion of availability. See "—Senior Credit Facilities" in Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our Revolving Credit Facility.

        As of September 26, 2014, our subsidiaries in the United States, European region and Asia Pacific region also had various uncommitted credit facilities with individual banks, of which $525 million, $204 million and $180 million, respectively, was unutilized.

        We may draw down on and use proceeds from any of these credit facilities, including our Revolving Credit Facility, from month to month in conjunction with available cash on hand in order to fund normal working capital needs. As of September 26, 2014, we had short-term borrowings under uncommitted credit facilities totaling $232 million, while during the quarter we had up to $419 million, in aggregate, outstanding under these credit facilities.

        The Eighth Credit Agreement governs our Facilities and contains a number of covenants, including financial covenants, that would impact our ability to borrow on the facility if not met and restrictive covenants that restrict, among other things and subject to certain exceptions, the ability to incur additional indebtedness, repay or repurchase other indebtedness, repurchase capital stock and pay cash dividends on our common stock. As of September 26, 2014, we were in compliance with all of our financial covenants. Such covenants are described in more detail in Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Contractual Obligations and Commitments

        During the nine months ended September 26, 2014, there have been no material changes outside the ordinary course of our business to the contractual obligations previously disclosed in "—Contractual Obligations and Commitments" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Off-Balance Sheet Arrangements

        We do not have material off-balance sheet arrangements. We do not have guarantees related to unconsolidated entities, which have, or are reasonably likely to have, a material current or future effect on our financial position, results of operations or cash flows.

CONTINGENCIES AND ENVIRONMENTAL MATTERS

Transaction Litigation

        Following the announcement of the execution of the Merger Agreement on September 15, 2014, seven purported stockholders of the Company initiated legal actions challenging the merger. On September 19, 2014, purported stockholder New Jersey Laborers Pension Fund filed a putative class action complaint in the Oakland County Circuit Court in the State of Michigan against the Company, ZF, ZNA, Merger Sub, and the members of our board of directors (the "Company Board"), in an action styled New Jersey Laborers Pension Fund vs. TRW Automotive Holdings Corp., et al., No. 2014-143032-CB. On September 26, 2014, purported stockholder Joseph Bidwell filed a putative class action complaint in the Wayne County Circuit Court in the State of Michigan against the Company, ZF, ZNA, Merger Sub, and the members of the Company Board, in an action styled Bidwell vs. TRW Automotive Holdings Corp., et al., No. 14-012463-CB. On October 3, 2014, purported stockholder Daniel Fumia filed a putative class action complaint in Wayne County Circuit Court in the State of Michigan against the Company, ZF, ZNA, Merger Sub, and the members of the Company Board, in an action styled Daniel Fumia v. James F. Albaugh, Francois J. Castaing, Robert L. Friedman, Michael R. Gambrell, J. Michael Losh, David W. Meline, Jody G. Miller, MSNA, Inc., John C. Plant, Neil P. Simpkins, David S. Taylor, TRW Automotive Holdings Corp., ZF Friedrichshafen AG, ZF North America, Inc., No. 14-012818-CB. On October 6, 2014, purported stockholder Alan Abramson filed a putative class action complaint in the Court of Chancery of the State of Delaware against the Company, the members of the Company Board, ZF and Merger Sub, in an action styled Abramson vs. TRW Automotive Holdings Corp., et al., No. 10203-VCL. On October 15, 2014, purported stockholder Zhao Nie filed a putative class action complaint in the Court of Chancery of the State of Delaware against the Company, ZF, ZNA, Merger Sub and the Company Board in an action styled Nie vs. TRW Automotive Holdings Corp., et al., No. 10236-VCL. On October 21, 2014, purported stockholder Luther Berry and purported stockholder I.U.O.E. Local 132 Health and Welfare Fund each filed a putative class action complaint in the Court of Chancery of the State of Delaware against the Company, the members of the Company Board, ZF and Merger Sub, in actions styled Berry vs. TRW Automotive Holdings Corp., et al., No. 10264-VCL and I.U.O.E. Local 132 Health and Welfare Fund vs. TRW Automotive Holdings Corp., et al., No. 10265-VCL, respectively. The complaints include claims for breach of fiduciary duty against the individual directors, alleging that the directors violated the duties of loyalty, good faith and due care owed to our stockholders. The complaints also include claims for aiding and abetting breaches of fiduciary duty. The plaintiffs seek, among other forms of relief, an order enjoining the transaction, rescinding the Merger Agreement to the extent it has already been implemented, and awarding attorneys' fees and costs.

        Although it is not possible to predict the outcome of these litigation matters with certainty, the Company and the Company Board believe that the claims raised in these complaints are without merit and intend to defend their position in these matters vigorously. The lawsuits are in their early stages.

Other Matters

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        There were no new accounting pronouncements adopted or issued during the nine months ended September 26, 2014 that have had or are expected to have a material impact on our financial statements.

CRITICAL ACCOUNTING ESTIMATES

        There have been no significant changes in our critical accounting estimates during the nine months ended September 26, 2014.

OUTLOOK

        We expect full year 2014 sales to be approximately $17.4 billion. This forecast is based on expected 2014 production levels of 17.0 million units in North America, 19.9 million units in Europe, continued expansion in vehicle production volumes in China, and our expectations for foreign currency exchange rates.

        In general, we expect global production levels to increase in 2014 compared to 2013. In North America, growth is expected to continue moderating as the industry approaches trend demand levels. Production levels for the Detroit Three are expected to lag behind the production levels for the region for the remainder of 2014 due to significant model changeovers. In general, our financial results in North America are more closely correlated to the production by the Detroit Three given our higher sales content to these manufacturers compared to other manufacturers. In Europe, production levels are expected to be relatively flat compared to 2013 for the remainder of the year, particularly given the potentially stagnating economic environment. Further, geopolitical tension may impact the economy and production levels in this region. Growth in China is expected to continue at a moderate pace in 2014. Considering the expected long-term growth within this region, we continue to invest appropriate levels of capital, engineering and infrastructure to underpin our expansion and position us to benefit from these growth opportunities.

        We continue to evaluate our global footprint to ensure that we are properly configured and sized based on changing market conditions and the production plans of our customers. We will continue to assess our cost base primarily in Europe, and in 2014, we intend to continue our restructuring efforts, including plant rationalizations, targeted workforce reductions and adjustments to certain of our fixed costs, to align our operations with the existing environment. As a result, we expect to incur restructuring charges of approximately $80 million in 2014, which estimate includes the proposed closure of a production facility in Italy during the fourth quarter of 2014. We believe these efforts are necessary actions in order to preserve our competitiveness and will provide lasting benefit over the long term.

        In addition, we regularly review our pension plans to ensure we are managing our obligations and costs appropriately and may undertake various actions to permanently abate such obligations. For example, under current programs, we have offered voluntary lump sum payment options to certain of our current and former employees in the United States, and in the U.K. we have offered certain current and former employees the opportunity to transfer their pension values to other arrangements. Moreover, we continue to review the attractiveness of placing certain of our obligations with insurance annuity providers in the United States, Canada and the United Kingdom. These future voluntary lump sum payments, transfers and any potential insurer annuity placements are expected to be accounted for and paid in the fourth quarter of 2014, and will be funded predominantly with pension plan assets after Company contributions are made in line with previous projections, as well as possible additional contributions in the United States and the U.K. in amounts yet to be determined. While we expect to incur a settlement loss in conjunction with the payments, the amount cannot be determined at this time.

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

        On September 10, 2014, we announced we entered into a definitive agreement to divest our engine valve business. The planned divestiture is expected to close in the first quarter of 2015 subject to customary conditions, including regulatory, regional supervisory board and local works council approvals.

        On September 15, 2014, we announced the Merger Agreement with ZF. The closing of the transaction is subject to certain conditions, including approval of our stockholders, receipt of antitrust and other regulatory approvals and other customary closing conditions. The transaction is expected to close in the first half of 2015. In the interim, we will continue to execute our existing business plan.

        Despite the various challenges that the automotive industry faces, we are confident that we will manage through them successfully. We believe that our growth prospects, strong balance sheet, ability to generate cash and our broad array of innovative products provide a firm foundation for continued profitability.

FORWARD-LOOKING STATEMENTS

        This Report includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning regulatory approvals and the expected timing, completion and effects of the proposed ZF Merger and the proposed engine valve divestiture, our outlook for the future, as well as other statements concerning our beliefs, plans, intentions, objectives, goals, strategies, forecasts, future events, future revenue or performance, capital expenditures, financing needs, business trends and other information that is not historical information. When used in this Report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so designated. All forward-looking statements, including, without limitation, management's examination of historical operating trends and data, are based upon our current expectations and various assumptions, and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will be achieved.

        There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2013 under "Item 1A. Risk Factors," as supplemented by the information set forth in Part II of this Report under "Item 1A. Risk Factors," including: the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement could have a material adverse effect on us and our stock price; the inability to consummate the proposed ZF Merger or the inability to consummate the ZF Merger in the timeframe or manner currently anticipated, due to the failure to obtain stockholder approval or the failure to satisfy other conditions to completion of the proposed ZF Merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the ZF Merger, could have a material adverse effect on us and our stock price; risks related to disruption of management's attention from our ongoing business operations due to the proposed ZF Merger; the effect of the announcement of the proposed ZF Merger on the Company's relationships with its customers, suppliers, joint venture partners and others, as well as our operating results and business generally; risks relating to the engine valve divestiture could adversely affect us; economic conditions adversely affecting our business, results or the viability of our supply base; risks associated with non-U.S. operations, including economic and political uncertainty in some regions, adversely affecting our business, results or financial condition; the unsuccessful implementation of our current expansion efforts adversely impacting our business or results; any developments related to antitrust investigations adversely affecting our financial condition, results, cash flows or reputation; pricing pressures from our customers adversely affecting our profitability; global competition adversely affecting our sales, profitability or financial condition; any disruption in our information technology systems adversely impacting our business and operations; any shortage of supplies causing a production disruption for any customers or us; the loss of any of our largest customers or a significant amount of their business, or a significant decline in their production levels, adversely affecting us; strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations impacting our results; our contingent liabilities and tax matters causing us to incur losses or costs; any inability to protect our intellectual property rights adversely affecting our business or our competitive position; commodity inflationary pressures adversely affecting our profitability or supply base; costs or adverse effects on our business, reputation or results from governmental regulations; work stoppages or other labor issues at our facilities or those of our customers or others in our supply chain adversely affecting our business, results or financial condition; any increase in the expense of our pension and other postretirement benefits or the funding requirements of our pension plans reducing our profitability; and other risks and uncertainties set forth in our Annual Report on Form 10-K, in "—Executive Overview" above, in Part II, "Item 1A. Risk Factors" below and in our other filings with the Securities and Exchange Commission.

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

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934) as of

September 26, 2014, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

        Changes in Internal Control over Financial Reporting.    There was no change in the Company's internal controls over financial reporting that occurred during the third fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Transaction Litigation

        Following the announcement of the execution of the Merger Agreement on September 15, 2014, seven purported stockholders of the Company initiated legal actions challenging the merger. On September 19, 2014, purported stockholder New Jersey Laborers Pension Fund filed a putative class action complaint in the Oakland County Circuit Court in the State of Michigan against the Company, ZF, ZNA, Merger Sub, and the members of the Company Board, in an action styled New Jersey Laborers Pension Fund vs. TRW Automotive Holdings Corp., et al., No. 2014-143032-CB. On September 26, 2014, purported stockholder Joseph Bidwell filed a putative class action complaint in the Wayne County Circuit Court in the State of Michigan against the Company, ZF, ZNA, Merger Sub, and the members of the Company Board, in an action styled Bidwell vs. TRW Automotive Holdings Corp., et al., No. 14-012463-CB. On October 3, 2014, purported stockholder Daniel Fumia filed a putative class action complaint in Wayne County Circuit Court in the State of Michigan against the Company, ZF, ZNA, Merger Sub, and the members of the Company Board, in an action styled Daniel Fumia v. James F. Albaugh, Francois J. Castaing, Robert L. Friedman, Michael R. Gambrell, J. Michael Losh, David W. Meline, Jody G. Miller, MSNA, Inc., John C. Plant, Neil P. Simpkins, David S. Taylor, TRW Automotive Holdings Corp., ZF Friedrichshafen AG, ZF North America, Inc., No. 14-012818-CB. On October 6, 2014, purported stockholder Alan Abramson filed a putative class action complaint in the Court of Chancery of the State of Delaware against the Company, the members of the Company Board, ZF and Merger Sub, in an action styled Abramson vs. TRW Automotive Holdings Corp., et al., No. 10203-VCL. On October 15, 2014, purported stockholder Zhao Nie filed a putative class action complaint in the Court of Chancery of the State of Delaware against the Company, ZF, ZNA, Merger Sub and the Company Board in an action styled Nie vs. TRW Automotive Holdings Corp., et. al., No. 10236-VCL. On October 21, 2014, purported stockholder Luther Berry and purported stockholder I.U.O.E. Local 132 Health and Welfare Fund each filed a putative class action complaint in the Court of Chancery of the State of Delaware against the Company, the members of the Company Board, ZF and Merger Sub, in actions styled Berry vs. TRW Automotive Holdings Corp., et al., No. 10264-VCL and I.U.O.E. Local 132 Health and Welfare Fund vs. TRW Automotive Holdings Corp., et al., No. 10265-VCL, respectively. The complaints include claims for breach of fiduciary duty against the individual directors, alleging that the directors violated the duties of loyalty, good faith and due care owed to our stockholders. The complaints also include claims for aiding and abetting breaches of fiduciary duty. The plaintiffs seek, among other forms of relief, an order enjoining the transaction, rescinding the Merger Agreement to the extent it has already been implemented, and awarding attorneys' fees and costs.

        Although it is not possible to predict the outcome of these litigation matters with certainty, the Company and the Company Board believe that the claims raised in these complaints are without merit and intend to defend their position in these matters vigorously. The lawsuits are in their early stages.

Other Matters

        The information concerning the ongoing antitrust matters and other legal proceedings involving the Company contained in Note 17 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

Item 1A.    Risk Factors

        As previously announced on September 15, 2014, the Company, ZF and Merger Sub entered into the Merger Agreement pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of ZF (the "ZF Merger"). As previously announced on September 10, 2014, the Company entered into a definitive agreement to divest its engine valve business to Federal-Mogul Holdings Corporation (the "Engine Valve Divestiture"). There are a number of risks and uncertainties relating to the ZF Merger and the Engine Valve Divestiture. Because of these risks, we have supplemented the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, to add the following risk factors:

         The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement could have a material adverse affect on us and our stock price

        As described in the following risk factor, we could experience certain consequences related to the termination of the Merger Agreement and failure to consummate the ZF Merger. In addition, pursuant to the terms of the Merger Agreement, if the Merger Agreement is terminated under certain circumstances a termination fee of $450 million will be payable by us to ZF. Further, upon termination of the Merger Agreement as a result of the failure to obtain the approval of our stockholders, we have agreed to reimburse ZF up to $20 million in respect of its documented out-of-pocket transaction related expenses. There can be no assurance that approval of our stockholders will be obtained or that the Merger Agreement will not be otherwise terminated under the circumstances triggering these obligations. If triggered, payment of these fees and costs will negatively impact our results of operations, financial condition and cash flows and such impact will be over and above the consequences described below related to the failure to consummate the ZF Merger.

         The proposed ZF Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, which could have a material adverse effect on us and our stock price

        The proposed ZF Merger is subject to various closing conditions such as the approval of our stockholders as discussed above, as well as antitrust and other regulatory approvals in the United States and certain other jurisdictions, among other customary closing conditions. It is possible that a government entity may prohibit, delay or refuse to grant approval for the consummation of the ZF Merger. If any condition to the closing of the ZF Merger is not satisfied or, if permissible, waived, the ZF Merger will not be completed. In addition, satisfying the conditions to the closing of the ZF Merger may take longer than we expect. There can be no assurance that any of the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the ZF Merger.

        Since the proposed ZF Merger was announced, the Company, members of our board of directors, ZF, Merger Sub and others have been named as defendants in one or more of the purported stockholder class actions filed in the Oakland County Circuit Court in the State of Michigan, the Wayne County Circuit Court in the State of Michigan and the Court of Chancery of the State of Delaware by purported stockholders of the Company challenging the proposed ZF Merger. The actions seek, among other forms of relief, an order enjoining the ZF Merger, rescinding the Merger Agreement to the extent it has already been implemented, and awarding attorneys' fees and costs. In addition, other lawsuits may be brought against us related to the proposed ZF Merger. If these actions or similar actions that may be brought are successful, the ZF Merger could be delayed or prevented. See Part II, Item 1 of this Report for further information on litigation relating to the ZF Merger.

        If the ZF Merger is not completed for any reason, the price of our common stock may decline to the extent that the current market price may reflect an assumption that the ZF Merger will be consummated at the per share merger consideration of $105.60 in cash specified in the Merger Agreement. Investor confidence could also decline. Further, we have expended, and continue to expend, significant management resources in an effort to complete the ZF Merger. We also are, and will become, obligated to pay certain professional fees and related expenses in connection with the negotiation of the Merger Agreement and performance thereunder, whether or not the ZF Merger is completed, and these expenses will impact our results of operations. If the ZF Merger is not completed we will have incurred these costs, including the diversion of management resources, for which we will have received little or no benefit.

        Further, any delay in closing or a failure to close the ZF Merger could exacerbate any negative impact on our business and our relationships with our customers, suppliers, joint venture partners, other parties with which we maintain business relationships, or employees as described in the risk factors below, as well as negatively impact our ability to implement alternative business plans.

         Disruption of management's attention from our ongoing business operations due to the proposed ZF Merger

        We have expended, and continue to expend, significant management resources in an effort to complete the ZF Merger. Management's attention may be diverted away from the day-to-day operations of our business and execution of our existing business plan in our efforts to complete the ZF Merger. This diversion of management resources could disrupt operations and have an adverse effect on our operating results and business.

         The announcement of the proposed ZF Merger could disrupt our relationships with our customers, suppliers, joint venture partners and others, as well as our operating results and business generally

        Whether or not the ZF Merger is ultimately consummated, as a result of uncertainty related to the proposed transaction, risks relating to the impact of the announcement of the ZF Merger on our business include the following:

  •
  our employees may experience uncertainty about their future roles, which might adversely affect our ability to retain and hire key personnel and other employees;

  •
  customers, suppliers, joint venture partners and other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties, seek to alter their business relationships with us or fail to extend an existing relationship with us; and

  •
  we have expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed ZF Merger; these costs will impact our results of operations regardless of whether or not the ZF Merger is consummated.

        Further, the Merger Agreement restricts us from taking certain actions without ZF's consent while the ZF Merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, making certain investments or acquisitions, selling assets, engaging in capital expenditures in excess of certain agreed limits, incurring certain indebtedness or making certain other changes to our business pending the closing of the ZF Merger. These restrictions could have an adverse effect on our business, financial condition and results of operations.

        In addition to the foregoing, the amount of the per share merger consideration to be paid in cash pursuant to the Merger Agreement is fixed and will not be increased for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operation or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock. Therefore, the market value of our common stock may vary significantly from the value on the date the Merger Agreement was executed or at other later dates.

         Risks relating to the Engine Valve Divestiture could adversely affect us

        The proposed Engine Valve Divestiture is subject to various closing conditions such as regulatory, regional Supervisory Board and local works council approvals, among other customary closing conditions. If any condition to the closing of the Engine Valve Divestiture is not satisfied or, if permissible, waived, the Engine Valve Divestiture will not be completed. In addition, satisfying the closing conditions to the Engine Valve Divestiture may take longer than we expect. There can be no assurance that any of the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in a failure to consummate the Engine Valve Divestiture.

        If the Engine Valve Divestiture is not completed for any reason, investor confidence could decline. In addition, we have expended, and continue to expend, significant management resources in an effort to complete the Engine Valve Divestiture. Management's attention may be diverted away from the day-to-day operations of the engine valve business and execution of the existing business plan in an effort to complete the Engine Valve Divestiture, which could disrupt operations and have an adverse effect on our operating results and business. Further, any delay in closing or a failure to close the Engine Valve Divestiture could exacerbate any negative impact on our engine valve business and our related relationships with our customers, suppliers or employees resulting from uncertainty related to the transaction, as well as negatively impact our ability to implement alternative business plans for the engine valve business.

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

        In the first quarter of 2014 the Company had entered into an accelerated share repurchase ("ASR") agreement with a third-party financial institution to repurchase the Company's common stock. Pursuant to the ASR agreement, the Company made an up-front payment of $400 million, and received an initial delivery of approximately 3.9 million shares of common stock in the first quarter of 2014. Upon settlement in the third quarter of 2014, the Company received approximately 0.7 million additional shares resulting in an overall weighted average price per share of $88.08 under the ASR agreement.

        Pursuant to the terms of its Merger Agreement with ZF, the Company is restricted from repurchasing additional shares of its common stock under its share repurchase programs without ZF's consent.

Period(a)	Total Number of Shares Purchased(b)	Average Price Paid Per Share(c)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Max. Number of Shares (or Approx. Dollar Value) that May Yet Be Purchased Under the Plans or Programs(d)
June 28, 2014 to August 1, 2014	—	$—		—	$1,141,619,841
August 2, 2014 to August 29, 2014	—	—		—	1,141,619,841
August 30, 2014 to September 26, 2014	653,932	88.08		653,932	1,141,619,841

Total	653,932	$88.08	(e)	653,932	$1,141,619,841

(a)
Monthly information is presented by reference to the Company's fiscal months during the third quarter of 2014, based upon settlement of each transaction.

(b)
All of the shares indicated were purchased under the Company's $2 Billion Program originally announced on October 1, 2012, with a subsequent announcement on October 29, 2013 of the program's increased size and extension through December 31, 2016.

(c)
Excluding commissions.

(d)
The dollar values in this column reflect the approximate dollar value of shares that may yet be purchased under the $2 Billion Program. During the first quarter of 2014, the Company reached its 2014 board-authorized limit under the Anti-Dilution Program; however, additional shares may be purchased under the Anti-Dilution Program in 2015 and subsequent years, subject to the terms of the Merger Agreement.

(e)
Under the ASR agreement, the Company paid $400 million and received an initial delivery of approximately 3.9 million shares of its common stock in the first quarter of 2014 and, upon settlement, received an additional delivery of approximately 0.7 million shares of its common stock in the third quarter of 2014. The average price paid per share reflected in the table is based upon the overall weighted average price per share under the ASR agreement.

        Additional information regarding our share repurchase programs can be found in Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 5.    Other Information

        None.

Item 6.    Exhibits (including those incorporated by reference)

Exhibit Number		Exhibit Name
2.1		Agreement and Plan of Merger, dated as of September 15, 2014, by and among TRW Automotive Holdings Corp., ZF Friedrichshafen AG, and MSNA, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 15, 2014)
3.1
Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
3.2		Fourth Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed February 14, 2014)
31(a)	*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31(b)	*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32	*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number		Exhibit Name
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Filed herewith

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRW Automotive Holdings Corp.
(Registrant)
Date: October 28, 2014	By:	/s/ JOSEPH S. CANTIE Joseph S. Cantie Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)