Form 10-K/A
period 2014-12-31
TRW AUTOMOTIVE HOLDINGS CORP
filed 2015-04-28
CIK 1267097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☒

As of June 27, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $9.8 billion based on the closing sale price of the registrant’s Common Stock as reported on the New York Stock Exchange on that date.  As of April 24, 2015, the number of shares outstanding of the registrant’s Common Stock was 115,924,794.

Documents Incorporated by Reference

None

Explanatory Note

On September 15, 2014, TRW Automotive Holdings Corp., a Delaware corporation (“TRW,” “we,” “our,” “us” or the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ZF Friedrichshafen AG, a stock corporation organized and existing under the laws of the Federal Republic of Germany (“ZF”), and MSNA, Inc., a Delaware corporation (“Merger Sub”) and a wholly owned subsidiary of ZF held directly by ZF North America, Inc. (“ZNA”), pursuant to which Merger Sub will be merged with and into the Company (the “ZF Merger”) with the Company surviving the ZF Merger as an indirect wholly owned subsidiary of ZF.  At a special stockholders meeting held on November 19, 2014, our stockholders adopted the Merger Agreement.

At the effective time of the ZF Merger, each share of our common stock issued and outstanding (other than any shares of our common stock held by ZF, ZNA, Merger Sub or any other wholly owned subsidiary of ZF, treasury shares held by us and shares owned by stockholders who have properly made and not withdrawn a demand for appraisal rights under Delaware law) will be converted into the right to receive $105.60 in cash, without interest (the “Merger Consideration”).  In addition, at the effective time of the ZF Merger, (i) all then-outstanding Company stock options, restricted stock units, phantom stock units and performance share units (which will vest at the “maximum level” of performance), whether vested or unvested, will be converted into the right to receive the Merger Consideration, less the exercise price of such awards, if any, and (ii) all then-outstanding Company stock appreciation rights, whether vested or unvested, will be converted into the right to receive an amount in cash equal to the excess of the Merger Consideration over the fair market value per share at the relevant grant date.  The consummation of the ZF Merger is subject to the receipt of antitrust approvals in the United States and Mexico and other customary closing conditions.  The transaction is expected to close in the first half of 2015.  If completed, the ZF Merger will result in the Company becoming a wholly owned subsidiary of ZF and our shares will no longer be listed on any public market.  Additional information about the ZF Merger and the Merger Agreement is set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 15, 2014 and in the Company’s definitive proxy statement filed with the SEC on October 20, 2014, as supplemented (the “Proxy Statement”) with respect to the related special meeting of stockholders.

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the SEC on February 13, 2015 (the “Original Filing”). This Amendment is being filed to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because the Company no longer intends to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of its fiscal year ended December 31, 2014. Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.  The cover page of the Original Filing is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

The information contained in this Amendment describes TRW’s directors, management, governance structure, outstanding equity and other compensation arrangements, plans and programs as currently in effect and without giving effect to the Merger Agreement or the ZF Merger.  For information on the impact of certain terms of the Merger Agreement and the ZF Merger on TRW, its directors, management, governance structure, outstanding equity and other compensation arrangements, plans and programs, please refer to the Proxy Statement.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to February 13, 2015.

TRW Automotive Holdings Corp.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The name, age and position and a description of the business experience of each of our executive officers is listed below. There is no family relationship among the executive officers or between any executive officer and a director. Our executive officers are elected by the Board and hold office until their successors are elected and qualified or until their earlier resignation or removal.

Name	Age	Position
John C. Plant	61	Chairman of the Board, President and Chief Executive Officer
Joseph S. Cantie	51	Executive Vice President and Chief Financial Officer
Peter J. Lake	59	Executive Vice President, Sales and Business Development

Neil E. Marchuk	57	Executive Vice President, Human Resources
G. Patrick Olney	46	Executive Vice President and Chief Operating Officer
Robin A. Walker-Lee	61	Executive Vice President, General Counsel and Secretary

John C. Plant has been our Chairman of the Board since February 2011 and our President and Chief Executive Officer as well as a member of our board of directors since February 2003. Prior to that, Mr. Plant had been a co-member of the Chief Executive Office of TRW Inc. and had been President and Chief Executive Officer of the automotive business of TRW Inc. since 2001. From 1999 — 2001, Mr. Plant was Executive Vice President and General Manager of TRW Chassis Systems.  Prior to the TRW Inc. acquisition of Lucas Varity in 1999, Mr. Plant was President, Lucas Varity Automotive.  He currently serves on the board of directors of Masco Corporation.

Joseph S. Cantie has been the Executive Vice President and Chief Financial Officer of the Company since April 2004. From February 2003 to April 2004, Mr. Cantie was the Vice President and Chief Financial Officer of TRW Automotive Inc.  Prior to that time he served as Vice President, Finance for TRW Inc.’s automotive business since November 2001. Mr. Cantie served as Vice President, Investor Relations for TRW Inc. from October 1999 to November 2001. From November 1996 to September 1999, Mr. Cantie served in several executive positions with Lucas Varity plc, including serving as Vice President and Controller from July 1998 to September 1999. Prior to joining Lucas Varity, Mr. Cantie, a certified public accountant, spent ten years with the international accounting firm of KPMG.

Peter J. Lake has been the Executive Vice President, Sales and Business Development of the Company since April 2004.  From February 2003 to April 2004, Mr. Lake was the Vice President, Sales and Business Development of TRW Automotive Inc.  Prior to that time he served as Vice President, Sales and Business Development for TRW Inc.’s automotive business since February 2002. From October 2001 to February 2002, Mr. Lake held the position of Vice President, Planning and Business Development and also Vice President and General Manager, Parts and Services for TRW Inc.’s automotive business. From October 2000 to November 2001, he held the same position for TRW Inc. Chassis Systems. From October 1999 to October 2000, Mr. Lake served as Vice President, Planning and Business Development for TRW Inc. Chassis Systems. From 1996 to October 1999, Mr. Lake served in various executive positions with Lucas Varity.

Neil E. Marchuk has been our Executive Vice President, Human Resources since July 2006 and was our Vice President, Human Resources from September 2004 to July 2006. Prior to joining TRW, from December 2001 to August 2004, Mr. Marchuk was Director Corporate Human Resources for E.I. Du Pont De Nemours and Company (“E.I. Du Pont”), a company involved in science and technology in a range of disciplines, including high-performance materials, synthetic fibers, electronics, specialty chemicals, agriculture and biotechnology.  From September 1999 to November 2001, Mr. Marchuk was Director Global HR Delivery for E.I. Du Pont. From February 1999 to August 1999, Mr. Marchuk served E.I. Du Pont as its Global HR Director Global Services Division.

G. Patrick Olney has been the Executive Vice President and Chief Operating Officer of the Company since January 1, 2014.  Prior to joining TRW, Mr. Olney was the President of Volvo Construction Equipment (“Volvo”), a $10 billion business unit of the Volvo Group that develops, manufactures and markets equipment for construction and related industries including wheel loaders, hydraulic wheeled and crawler excavators, articulated haulers, road machinery and a wide range of compact equipment, since 2011.  He also served as a member of Volvo Group’s Executive Team since 2011.  In his previous roles, Mr. Olney was Executive Vice President, Operations, of Volvo Construction Equipment from 2009 to 2011, President of the Road Machinery Division from 2007 to 2008, President of the Volvo Motor Grader business from 2004 to 2007, and was Chief Financial Officer of Volvo Construction Equipment from 2002 to 2004.  He joined Volvo Construction Equipment in 1997 when Volvo Construction Equipment acquired Champion Motor Grader of Goderich, Ontario, Canada.

Robin A. Walker-Lee has been our Executive Vice President, General Counsel and Secretary since February 2010. Prior to joining TRW, from October 2009 to January 2010, Ms. Walker-Lee was Assistant General Counsel, Operations for General Motors Company (together with its predecessor General Motors Corporation, “GM”), an automobile manufacturer.  From 1998 to October 2009, Ms. Walker-Lee was General Counsel for GM — Latin America, Africa and Middle East and from 2003 to October 2009 also served as its Vice President of Public Policy.  From August 2008 to July 2009 Ms. Walker-Lee also was on special assignment to the General Counsel of GM.

The Board of Directors

The Board of Directors (the “Board”) currently consists of ten directors divided into three classes (Class I, Class II and Class III) serving staggered three-year terms.  The following information about the directors has been provided by the directors, except that the “Board Qualifications” identified below for each individual are the specific experience, qualifications, attributes or skills that led to the conclusion that the person should serve as a director of TRW at this time.  There is no family relationship among the directors or between any director and an executive officer.

Class II — Term Ending upon 2015 Annual Meeting:

James F. Albaugh, age 64, Director since 2006:  Mr. Albaugh has been a Senior Advisor to The Blackstone Group L.P. (“Blackstone”) since December 2012.  Prior to that, he was president and chief executive officer of Boeing’s Commercial Airplanes business unit and a member of Boeing’s Executive Council from September 2009 through June 2012.  Prior to that position, Mr. Albaugh was president and chief executive officer of Boeing’s Integrated Defense Systems business unit from July 2002 to September 2009.  Prior to that time, Mr. Albaugh, who joined Boeing in 1975, held various executive positions, including president and chief executive of Space and Communications and president of Space Transportation. He is an honorary fellow of the American Institute of Aeronautics and Astronautics, a fellow of the Royal Aeronautical Society and an elected member of the International Academy of Aeronautics.  He is the President elect of the American Institute of Aeronautics and Astronautics, serves on the board of directors of American Airlines Group Inc. and B/E Aerospace, Inc. and serves on other nonprofit organization boards and in other professional organizations.

Board Qualifications:  As a result of his positions and tenure at Boeing, Mr. Albaugh has executive management skills, experience with complex contracts, and experience with governmental oversight in a complex manufacturing company.  The Board has determined that Mr. Albaugh, who is a member of our Audit Committee, is an audit committee financial expert.  He also possesses technical leadership skills, is knowledgeable about product development issues and is knowledgeable and experienced in public relations issues.  In addition, he possesses considerable knowledge about TRW specifically, having served as a TRW Board member for over eight years.

Robert L. Friedman, age 72, Director since 2003:  Mr. Friedman has been a Senior Advisor to Blackstone since July 2012.  Prior to that, he served as a Senior Managing Director of Blackstone from February 1999 to June 2012 and in addition he was Chief Legal Officer of Blackstone from January 2003 to August 2010. From 1974 until the time he joined Blackstone, Mr. Friedman was a partner with Simpson Thacher & Bartlett LLP, a New York law firm (“Simpson Thacher”), where he served as a senior member of that law firm’s mergers and acquisitions practice. He currently also serves on the board of directors of Axis Capital Holdings Limited (“Axis”), Orbitz Worldwide, Inc. (“Orbitz”) and YRC Worldwide Inc. (“YRC”) and on the compensation and finance committees of Axis, nominating and corporate governance committee of Orbitz and the audit and finance committees of YRC.  During the past five years Mr. Friedman also served on the board of directors of The India Fund, Inc.

Board Qualifications:  Mr. Friedman has extensive knowledge of legal, corporate governance and compliance matters as a result of his position and tenure with Simpson Thacher as well as his service as the Chief Legal Officer of Blackstone.  In addition, he is knowledgeable about the debt and capital markets, has significant financial and investment experience and possesses executive management skills gained through his experiences at both Simpson Thacher and Blackstone, including in his position as Chief Administrative Officer of Blackstone from 2003 through 2007.  He has also had board experience with several public companies, which helps TRW informally benchmark its practices.  In addition, Mr. Friedman possesses considerable knowledge about TRW specifically, having served as a TRW Board member for over twelve years.

J. Michael Losh, age 68, Director since 2003:  Mr. Losh was interim chief financial officer of Cardinal Health Inc. from July 2004 until May 2005. He served as the Chairman of the Board of Metaldyne Corporation from October 2000 to April 2002.  Prior to that, he was the Executive Vice President and Chief Financial Officer of General Motors Corporation from July 1994 to September 2000. At General Motors he served in a variety of operating and financial positions from 1964 to 2000. He currently also serves on the board of directors and audit, finance and governance/nominating committees of Aon plc, on the board of directors and audit and governance committees of H.B. Fuller Company, the board of directors and audit committee of ProLogis, Inc. and on the board of directors of the audit and compensation and pricing committees of Masco Corporation.  During the past five years Mr. Losh also served on the board of directors of CareFusion Corporation.

Board Qualifications:  Mr. Losh, whose extensive financial knowledge and experience qualifies him as an “audit committee financial expert,” serves as the Chairman of our Audit Committee.  His knowledge of financial and accounting matters and company capitalization structures as well as the capital markets, gained during his tenure as the chief financial officer of one of our largest customers, provides him with direct insight into issues applicable in our industry and to us specifically.  In addition, Mr. Losh serves as a board and audit or compensation committee member of several public companies which helps TRW informally benchmark its practices.  He also possesses considerable knowledge about TRW specifically, having served as a TRW Board member for over eleven years.

David S. Taylor, age 57, Director since 2010:  Mr. Taylor is Group President, Global Health & Grooming for The Procter & Gamble Company (“P&G”), a position he has held since 2013.  The Health & Grooming sector includes the global business units of Shave Care, Personal Health Care, Oral Care, Braun and, prior to its sale in 2014, Pet Care.  From 2007 to 2013 Mr. Taylor was Group President, Global Home Care and P&G Professional.  Mr. Taylor began employment with P&G in 1980 and has been a member of P&G’s Global Leadership Council since 2005.  In prior positions at P&G, Mr. Taylor served as P&G’s President, Global Family Care (2005 — 2007) and before that he held Vice President/General Manager positions in North America Family Care (2003 — 2005); Western Europe Family Care based in Geneva, Switzerland (2001 — 2003); and Greater China Hair Care based in Hong Kong (1998 — 2001).

Board Qualifications: As a result of his positions and tenure at P&G, Mr. Taylor has executive management skills and international experience in a complex global business, which provides him with an understanding of the impact of differing cultural, political and regulatory systems.  He also has significant experience in global marketing and branding and in understanding consumer trends.  Additionally, Mr. Taylor served as vice chairman of a coalition of 70 companies focused on counterfeiting in China, which provided him with experience in addressing challenges relating to international intellectual property protection, including experience in dealing with Chinese government leaders on the issue.

Class III — Term Ending upon 2016 Annual Meeting:

Jody G. Miller, age 57, Director since 2005:  Ms. Miller founded in 2007 and became CEO of The Business Talent Group LLC, a privately held company providing top independent business talent to companies for project assignments.  She was a Venture Partner with Maveron, LLC from 2000 to 2007.  From 1995 to 1999, Ms. Miller held a variety of executive positions, including Executive

Vice President and Acting President and Chief Operating Officer, at Americast, a digital video and interactive services partnership of Ameritech, BellSouth, GTE, SBC, SNET and The Walt Disney Company.  She also serves on the board of directors and finance and governance committees of Capella Education Company, a leading online university (NASDAQ).

Board Qualifications:  Ms. Miller brings an entrepreneurial and venture capital viewpoint to the Board gained through her experience with Maveron and in founding The Business Talent Group LLC.  She also brings significant experience and insight in the fields of corporate governance, human capital and senior talent management.  She has executive management experience and is knowledgeable about the capital markets.  Ms. Miller is also experienced in the workings of government and knowledgeable about policy issues and other political matters, having served in two U.S. government administrations as a Special Assistant to the President from 1993 — 1995 and as a White House Fellow and consultant in the Department of Treasury from 1990 — 1992.  She serves on the board and governance committee of another public company which helps TRW informally benchmark its practices. Ms. Miller also possesses considerable knowledge about TRW specifically, having served as a TRW Board member for approximately ten years.

John C. Plant, age 61, Chairman of the Board, President and Chief Executive Officer, Director since 2003:  Mr. Plant has been our Chairman of the Board since February 2011 and our President and Chief Executive Officer as well as a member of our board of directors since February 2003. Prior to that, Mr. Plant had been a co-member of the Chief Executive Office of TRW Inc. and had been President and Chief Executive Officer of the automotive business of TRW Inc. since 2001. From 1999 — 2001, Mr. Plant was Executive Vice President and General Manager of TRW Chassis Systems.  Prior to the TRW Inc. acquisition of Lucas Varity in 1999, Mr. Plant was President, Lucas Varity Automotive.  He currently serves on the board of directors of Masco Corporation.

Board Qualifications:  The Board benefits from Mr. Plant’s extensive knowledge of all aspects of TRW’s business, including its operations, business development matters, financial performance and capital structure, legal matters and human resources.  Given his current role as our President and Chief Executive Officer as well as his prior positions within TRW, Mr. Plant has held a strategic executive role in the Company running aspects of its global operations for an extended period of time which provides added historical and strategic insight.

Neil P. Simpkins, age 49, Lead Independent Director, Director since 2003:  Mr. Simpkins has been our Lead Independent  Director since February 2014 and, previously, our Lead Director since February 2011.  Prior to that, he was our Chairman of the Board from February 2003 until February 2011.  Mr. Simpkins has served as a Senior Managing Director of Blackstone since December 1999. From 1993 until the time he joined Blackstone, Mr. Simpkins was a principal at Bain Capital. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in London and the Asia Pacific region.  He currently serves on the board of directors of Apria Healthcare Group Inc., Emdeon Inc. and Summit Materials, LLC.  During the past five years Mr. Simpkins also served on the board of directors of Team Health Holdings Inc. and Vanguard Health Systems Inc.

Board Qualifications:  Mr. Simpkins has extensive knowledge about the debt and capital markets and company capitalization structures as a result of his position and tenure with Blackstone as well as prior experience with Bain Capital.  He also has significant financial and investment experience and possesses executive management and strategic skills gained through his experience with a variety of Blackstone portfolio companies.  Mr. Simpkins has additional board experience with several other public companies which helps TRW informally benchmark its practices.  He also possesses considerable knowledge about TRW specifically, having served as a TRW Board member for over twelve years.

Class I — Term Ending upon 2017 Annual Meeting:

Francois J. Castaing, age 69, Director since 2004:  Mr. Castaing is a consultant for Castaing & Associates.  Mr. Castaing retired in 2000 as technical advisor to the Chairman of DaimlerChrysler Corporation. Prior to his retirement, Mr. Castaing spent thirteen years with Chrysler Corporation serving as Executive Vice President of Vehicle Engineering from 1988 to 1996 and subsequently ran Chrysler International Operations.  From 1980 to 1987, Mr. Castaing was with American

Motors where he was Vice President of Engineering and later Group Vice President Product and Quality, until Chrysler acquired that company. Mr. Castaing began his career with Renault as Technical Director for Renault Motorsport Programs. Mr. Castaing currently serves as the lead independent director and as an audit committee member of GenTherm Incorporated.

Board Qualifications:  Mr. Castaing’s technical leadership and historical knowledge of, and strategic insight into, the direction of the automotive industry gained through his extensive experience with Chrysler Corporation and American Motors are of particular benefit to our Board.  Mr. Castaing is knowledgeable about our customers, our supply chain and automotive product development issues.  The Board has determined that Mr. Castaing, who is a member of our Audit Committee, is financially literate.  His service as a board and audit committee member of another public company also helps TRW informally benchmark its practices.  Mr. Castaing also possesses considerable knowledge about TRW specifically, having served as a TRW Board member for  eleven years.

Michael R. Gambrell, age 61, Director since 2008:  Mr. Gambrell has been an advisor/founder for GamCo, LLC, a privately-held company providing advisory services to public, start-up and non-profit companies since 2012.  Prior to that, he served as an advisor to The Dow Chemical Company (“Dow”) from 2011 to 2013.  From 2004 to 2011, Mr. Gambrell was Executive Vice President of Dow, serving in both business and functional executive roles.  Mr. Gambrell, who joined Dow in 1976, has held various executive positions throughout Dow, including Vice-President of Operations of Latin America.  He currently serves on the Board of Directors of the National Safety Council and the strategic planning and nomination committees, as well as Chairman of the Campbell Institute.  From 2010 to 2012, Mr. Gambrell served on the U.S. Department of Commerce Manufacturing Council.  He is also a Director Emeritus of the US-India Business Council and served as a member of The University of Michigan Engineering Advisory Council from 2006 to 2012.

Board Qualifications:  As a result of his positions and tenure at Dow, Mr. Gambrell has executive management skills and international experience in a complex global business, which provides him with an understanding of the impact of differing cultural, political and regulatory systems.  The Board has determined that Mr. Gambrell, who is a member of our Audit Committee, is financially literate.  He also has experience with merger and acquisition transactions and their integration, possesses technical leadership skills and is knowledgeable and experienced in addressing health, safety and environmental issues.  He also possesses considerable knowledge about TRW specifically, having served as a TRW Board member for over six years.

David W. Meline, age 57, Director since February 2014:  Mr. Meline has been Executive Vice President and Chief Financial Officer of Amgen Inc. since July 2014.  Prior to that, he served as Senior Vice President and Chief Financial Officer of 3M Company (“3M”) from April 2011 to July 2014, and he served as 3M’s vice president, corporate controller and chief accounting officer from 2008 through March of 2011.  Prior to joining 3M in 2008, Mr. Meline had been at General Motors Corporation for 20 years, serving in various capacities, including vice president and chief financial officer for GM North America from 2007 to 2008.  He also held senior level positions with GM Europe in Switzerland (2004 — 2007), GM Daewoo in South Korea (2001 — 2004), GM Brasil (1996 — 2001), GM Kenya (1993 — 1996) and at General Motors’ New York office in the company’s treasurer’s office (1986 — 1993).  He began his career at AT&T Corporation as a product design engineer.  Mr. Meline currently serves as a member of the board of directors of the University of Chicago Booth CFO Advisory Forum.

Board Qualifications:  Mr. Meline’s knowledge of financial and accounting matters and company capitalization structures as well as the capital markets, both in his current position as well as his previous positions at one of our largest customers, provides him with direct insight into issues applicable to manufacturing companies generally as well as in our industry.  Due to both his domestic and extensive international assignments in complex global businesses, Mr. Meline has developed a unique set of managerial skills and understanding of diverse cultural, political and regulatory systems.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than 10% of a registered class of TRW’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock.  Such officers, directors and persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file with the SEC.

Based solely on our review of copies of such forms that were furnished to TRW or written representations from TRW’s officers and directors, the Company believes that all filing requirements applicable to its directors, executive officers and greater than 10% stockholders were complied with during fiscal year 2014.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, CEO, CFO, principal accounting officer and other employees.  This code is called the TRW Standards of Conduct and is available on our Internet site (www.trw.com) under Investor Relations/Corporate Governance.  From time to time we may amend the TRW Standards of Conduct.  We intend to disclose, by posting in the same location on our website, information about any amendments, as well as information concerning any waiver of the TRW Standards of Conduct that may be granted by the Board, in accordance with SEC regulations.

Audit Committee; Audit Committee Financial Expert

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mr. Losh (Chair), Mr. Albaugh, Mr. Castaing and Mr. Gambrell.  Each of the Audit Committee members is independent as that term is used in Section 10A(m)(3) of the Exchange Act.  The Board has determined that both the Audit Committee Chairman, Mr. Losh, who is the former Chief Financial Officer of General Motors Corporation, and Audit Committee member Mr. Albaugh, who is the former Chief Executive Officer of various Boeing businesses, are audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act and the related SEC rules.

ITEM 11.       EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

We believe that our executive compensation program is effective in implementing our compensation philosophy and promoting its goals.  We further believe it is instrumental not only in helping us attract and retain a highly experienced and focused team to manage the Company, but also in driving performance by our executives, which in turn drives Company performance and shareholder value.  These views are based on the following:

•                  Performance.  In 2014 the Company achieved a new record level of sales and adjusted earnings per share despite the impact of exiting certain businesses within the Company’s North American brake component and assembly operations in early 2014, continued its trend of cash flow generation, and abated a significant portion of its legacy pension liabilities, while continuing to execute its significant expansion for future growth and navigating the industry’s challenges, particularly in Europe, its largest market.  In addition, the Company returned $400 million to stockholders in 2014 through share repurchases.  Over and above its solid performance, the Company negotiated and signed the Merger Agreement with ZF pursuant to which ZF will acquire all outstanding Company shares for US$105.60 per share in an all-cash transaction.  This transaction provides significant benefits for our shareholders who will receive full and certain value for their shares, as well as for our employees, customers and communities, all of which will reap the benefits of being part of a larger, more diversified global organization.  Further information regarding the Company’s performance is set forth in the Original Filing.

•                  Alignment with Operating Performance.  Annual cash incentive payments measure performance against two separate financial metrics which are described below, EBITDAP and cash flow (together representing 80% of the 2014 award), as well as additional factors deemed relevant by the Committee (representing 20% of the 2014 award).  These payments, which reflect the Company’s strong performance in 2014, are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table below.

•                  Alignment with Stockholder Interests.  Both the executives’ long-term incentive compensation and our stock ownership guidelines, which establish eligibility for equity awards, help align executive and stockholder interests.  The target value of each component of 2014 long-term incentive compensation was generally set so that approximately 40% would be in the form of stock-settled stock appreciation rights (“SSARs”), 40% would be in the form of restricted stock units (“RSUs”) and 20% would be in the form of performance stock units (“Performance Units”).  Each component utilizes a three-year vesting cycle to promote a long-term focus.

•                  The SSARs reward a holder only if the fair market value of TRW’s common stock increases above the grant date fair market value.

•                  The RSUs retain value in accordance with TRW’s stock price.

•                  By their terms, the number of Performance Units to be earned are based on TRW’s achievement of total shareholder return (“TSR”) relative to automotive parts companies within the Russell 3000 Index (the “Russell 3000 Auto Parts Group”) over a three-year performance period, which was designed to further enhance alignment of the executives’ long-term incentive compensation with stockholder interests.

The grant date fair value of these awards is identified in the “Option Awards” column (for SSARs) and the “Stock Awards” column (for RSUs and Performance Units) of the Summary Compensation Table.  Further detail is provided in the Grants of Plan-Based Awards table below and the narrative that follows that table.

While our executive compensation program has remained substantially the same over time, certain aspects of the executives’ 2014 compensation are worth noting:

•                  For fiscal year 2014, the weightings of each of the performance metrics relevant to the annual cash incentive payments were changed to increase the proportion based upon EBITDAP and cash flow (to 40% each) and reduce the amount based on the additional factors (to 20%), which was intended to increase objectivity in the assessment of the Company’s performance for purposes of annual cash incentive payments.

•                  The Compensation Committee of our Board (the “Committee”) elected to commence using Performance Units as part of the executive officers’ long-term incentive compensation under the Company’s 2012 stock incentive plan.  For 2014, approximately 20% of the target value of each executive’s long-term incentive compensation awards was in the form of Performance Units.  By their terms, the number of Performance Units to be earned relative to the target award would be contingent upon the Company’s achievement of TSR relative to the Russell 3000 Auto Parts Group over the relevant performance period.

•                  The Committee also authorized the Company to modify the retirement definition contained in its equity award agreements beginning in 2014 to add a further requirement of six months of employment after the grant date for a recipient of the award to be entitled to continued vesting after retirement.

•                  Further, the Committee authorized modifications to our stock ownership guidelines in 2014.  Under the new guidelines, each executive officer and senior manager is generally required to acquire at least 10% of the applicable stock ownership guideline by the May 1st following assumption of such person’s management position and, thereafter, must retain all shares of stock acquired through the vesting or exercise of Company-granted equity awards and through the Company’s matching contributions in the 401(k) plan, if applicable, until the applicable stock ownership guideline is met.  Once met, in order to remain eligible for equity grants under the stock incentive plan, the individual must continue to hold at least the number of shares set forth in the guidelines.

•                  The Committee also made minor adjustments to the peer group against which the executive officers’ compensation was reviewed.  These changes were made because not all of the same companies included in the peer group in the previous year had again participated in the TowersWatson U.S. Executive Compensation Data Bank survey that was utilized in connection with 2014 compensation.  As a result, due to lack of updated data, certain companies were removed from the peer group and others were added in an attempt to maintain an appropriate breadth of companies against which to review our executive officers’ compensation.  Further detail on the peer group used for 2014 compensation is provided under “—Surveys, Consultants and Benchmarking” below.

Further information concerning each element of executive compensation and the compensation earned by each named executive officer for 2014 is set forth below.

Consideration of Results of Stockholder Advisory Vote on Executive Compensation

We have provided our stockholders annually with the opportunity to cast an advisory vote on executive compensation (a “say-on-pay” proposal), with the most recent such vote having been held at the Company’s annual meeting of stockholders in May 2014.  At that meeting, 56% of the votes cast on the say-on-pay proposal were voted against the proposal, which was a disappointing result particularly since 93% of the votes cast were in favor of the say-on-pay proposal in the previous year.

As we reviewed the voting tally approaching the 2014 annual stockholders meeting, members of our senior management team engaged in a stockholder outreach initiative in an effort to better understand our investors’ perspective and thoughts regarding our executive compensation program.  Prior to the 2014 annual stockholders meeting, multiple calls and meetings were held with our largest stockholders and a number of smaller stockholders which, together, held approximately one-half of our outstanding shares.  Our outreach efforts provided us with the opportunity to highlight our strong operating performance over the years and to make clear our commitment to the alignment of pay and performance.  We also received important feedback on the design of our executive compensation program.  In certain cases, we were able to clarify how our executive compensation program operates and the source and background of certain aspects of the program.  We were also able to confirm that our investors were generally supportive of our public announcement that for 2014 (i) a portion of the executives’ long-term incentive compensation was in the form of Performance Units for which the number of units to be earned was tied to TRW’s relative TSR performance, and (ii) the weighting of the factors for the annual cash incentive plan had been changed to increase the portion of the score that was based on achievement of financial metrics (now 80%) and reduce the portion of the score that was based on the additional factors that are more discretionary in nature (now 20%).  Further, with respect to certain concerns that had been raised over the target levels established for the prior year’s (2013) annual cash incentive awards, we were able to point out that the year-over-year bonus targets had been impacted by our investments to support future growth, which investments had been publicly disclosed outside of the proxy statement.  The stockholder feedback received was reported to the Committee for consideration.

Additionally, management obtained feedback, advice and recommendations on potential modifications to our compensation program from Pay Governance LLC, as well as from proxy advisory firm Institutional Shareholder Services, which it shared with the Committee.  The Committee also reviewed the Company’s performance, the compensation practices of its peers, compensation surveys and other materials regarding executive compensation.

Our executive officers’ 2014 compensation program was established in February 2014, prior to the say-on-pay vote at our 2014 annual stockholders’ meeting in May 2014.  Accordingly, the input received from our stockholders did not impact our compensation programs and practices for 2014.  Further, in the midst of efforts to analyze stockholders’ concerns in light of changes that had already been initiated in our compensation program, discussions with ZF began to solidify regarding ZF’s potential acquisition of the Company.  Recognizing the changed circumstances, the Committee determined that it was more appropriate to first conclude the ZF negotiations before initiating any further changes to the compensation program.  Given the signing of the Merger Agreement in September 2014, any further changes have been deferred pending the consummation of the ZF Merger.

Oversight of the Executive Compensation Program

The Committee administers our executive compensation program.  The members of the Committee are Francois J. Castaing, J. Michael Losh and David S. Taylor, each of whom is independent.  The Committee has responsibility for establishing overall compensation philosophy, setting compensation for the Chief Executive Officer (“CEO”) and approving compensation for the other executive officers, including the Chief Financial Officer (“CFO”), upon the recommendation of the CEO.

The Committee determines the CEO’s compensation levels with respect to base salary, equity awards and any other incentive payments or awards based on the Committee’s assessment of his performance and in light of market data for comparable positions within the comparator group.  The CEO presents to the Committee his recommendation for compensation levels for each other executive officer with respect to base salary, equity awards and any other incentive payments or awards, based on his evaluation of such executive’s performance and in light of market data for comparable positions as described below.  Following this presentation and review of the market data, the Committee makes its own assessments and determines the compensation components and amounts for each executive officer.  The members of the Committee also have the opportunity to meet with each of the executive officers at various times during the year, which allows the Committee to complement the CEO’s assessment with its own observations of each individual’s performance and contribution to the Company.

Surveys, Consultants and Benchmarking

In 2014 we benchmarked the compensation of our executive officers against the group of automotive, industrial and manufacturing companies that participated in the Towers Watson U.S. Executive Compensation Data Bank survey (referred to herein as our “Peer Group”).  For 2014, these companies ranged in revenue size from approximately 40% to four times TRW’s annual revenues and had median revenue of $17.9 billion and average revenue of $23.4 billion.  The Peer Group contains minor adjustments from the group used for 2013 compensation, because not all of the same companies included in the Peer Group in the previous year had again participated in the TowersWatson U.S. Executive Compensation Data Bank survey that was utilized in connection with 2014 compensation.  As a result, due to lack of updated data, certain companies were removed from the Peer Group and others were added in an attempt to maintain an appropriate breadth of companies against which to review our executive officers’ compensation.  It is anticipated that similar changes to the Peer Group will be made from year to year based on participation in the Data Bank survey, and the Committee’s ongoing effort to maintain an appropriate number of companies in the Peer Group.  The companies in our Peer Group for 2014 were as follows:

•      3M Company

•      BorgWarner Inc.

•      Caterpillar Inc.

•      Dana Holding Corporation

•      Danaher Corporation

•      Deere & Company

•      Eaton Corporation plc

•      Emerson Electric Co.

•      General Dynamics Corporation

•      Honeywell International Inc.

•      Illinois Tool Works Inc.

•      Ingersoll-Rand plc

•      Johnson Controls, Inc.

•      L-3 Communications Holdings, Inc.

•      Lear Corporation

•      Masco Corporation

•      Navistar International Corporation

•      Northrop Grumman Corporation

•      Parker-Hannifin Corporation

•      PPG Industries, Inc.

•      Rockwell Automation, Inc.

•      Textron Inc.

•      The Dow Chemical Company

•      The Goodyear Tire & Rubber Company

•      United Technologies Corporation

•      Visteon Corporation

•      Whirlpool Corporation

The survey data is used to establish competitive levels for each executive officer’s total direct compensation (base salary, annual cash incentive compensation and long-term incentive compensation).  Each executive officer’s compensation is targeted relative to survey compensation levels from the 50th through 75th percentiles, taking into account the executive’s experience, performance and value to TRW.  The Committee uses these levels as reference points rather than target ranges, resulting in one of our executive officers, who is not the CEO or CFO, being notably above this range, in part due to difficulties in identifying appropriate comparable matches in the market data due to the nature and breadth of his position.

For 2014, TRW’s management engaged PayGovernance LLC as its compensation consultant to provide the data described above and to help assess and address concerns raised by stockholders in the context of the say-on-pay vote at the 2014 annual stockholders meeting.  PayGovernance did not provide any non-executive compensation consulting services to us in 2014 or have any other conflicts of interest.  No other compensation consultant had any role in establishing the amount or form of 2014 compensation of TRW’s executive officers.

Executive Compensation Philosophy and Principles

Our executive compensation program is designed to attract first-class executive talent; retain key leaders; reward past performance; and motivate the executive officers to improve our financial position, to be personally accountable for TRW’s performance and to make decisions about our business that will increase long-term stockholder value.  It is also intended to align the long-term interests of our executive officers with those of our stockholders.  We use a variety of compensation elements for both our executive officers and the broader leadership team to help create an environment that focuses executives on working collaboratively to deliver business results and increase stockholder value.

Many facets of our compensation program for executive officers, including matters such as annual cash incentive targets, certain pension plan arrangements and the termination and severance provisions described below, are covered by employment agreements, the forms of which were originally negotiated in 2003 between Blackstone and our executive officers at the time.  The term of certain of these agreements has been extended and the same basic agreement has been provided to executive officers who joined TRW after the Blackstone purchase to the effect that the employment agreement with each of our executive officers follows the same basic parameters.

The following principles reflect our compensation philosophy:

1.              Compensation levels will be market competitive and will recognize skill, knowledge and experience.

The Committee reviews the compensation data described above to ensure that our executive compensation program is competitive.  Its analysis is not limited to companies in the automotive industry because our competition for qualified executives is not so limited and, for some executive positions, skills or experience from a varied set of backgrounds may be desirable.  This data is used to ensure that, for each executive position, the Committee’s actions on the various elements of executive compensation are appropriate, reasonable and consistent with our philosophy, considering the skill, knowledge and experience of our executives and the various markets in which we compete for executive talent.

2.              Incentive compensation will reward short- and long-term business performance and align executive interests with stockholder interests.

Short-term performance is measured by financial metrics that are set by the Committee annually.  The Committee rewards achievement of these objectives through the annual cash incentive (bonus) program.  Although this program is short-term in nature, the goals set each year are designed, over the long run, to enhance stockholder value and ensure TRW’s long-term viability and success.

Long-term performance is generally rewarded through equity awards that are granted each year under our stock incentive plan.  The awards under the stock incentive plan generally consist of RSUs and SSARs and, in 2014, Performance Units.  These awards directly tie the executives’ long-term income growth potential to the value of, and growth in, our stock price thereby aligning executives’ interests with that of our stockholders.

3.              Compensation at risk will rise with position level.

The Committee believes that the proportion of an executive officer’s total compensation that varies with performance (either our financial performance or the value of our stock) should increase as the scope and level of the individual’s responsibilities increase.  The target percentages of base pay set for each executive’s annual incentive (bonus) payment support this philosophy.  The target set for our CEO is 200% of base pay, the Chief Operating Officer (the “COO”) 120%  and the other named executive officers 90%.

For fiscal 2014, approximately 89%, 86% and 80%, respectively, of the total direct compensation (the sum of base salary, annual cash incentive payment and the grant date fair value of equity awards) of the CEO, CFO and COO was at risk in terms of either our financial performance or the value of our stock.  For the other named executive officers 77% to 78% was at risk.

4.              There will be balance in our compensation mix.

To encourage appropriate decision-making and facilitate the alignment of the interests of our executives with the interests of TRW and its stockholders, we provide a mix of fixed and at risk compensation.  The Committee believes that the allocation of at risk compensation between annual cash incentive payments and long-term incentives which consisted of, for 2014, RSUs, SSARs and Performance Units, was reasonable for the Company given our business objectives and was comparable to that used by our Peer Group.

Although the Committee believes that a considerable amount of executive compensation should be linked to the delivery of stockholder value, the Committee also recognizes that, while stock prices may reflect corporate performance over the long term, other factors, such as general economic conditions and varying attitudes among investors toward the stock market in general and specific industries and/or companies in particular, may significantly affect stock prices at any point in time.  Accordingly, the cash components of base salary and the annual cash incentive plan opportunity emphasize each executive’s contribution to TRW as well as current corporate performance and the realization of specific annual financial objectives that are independent of fluctuations in the stock price.

Each executive officer receives a competitive amount of fixed cash compensation (salary) annually with the opportunity to increase that amount based on the extent to which we attain our specific objectives (such as EBITDAP and cash flow).  That cash compensation is complemented by an opportunity to earn a substantial amount of additional compensation through awards of RSUs and SSARs, each of which can increase in value based upon increases in our share price, and Performance Units, with respect to which the number of units to be earned by the executive officers is based upon the Company’s TSR performance relative to the Russell 3000 Auto Parts Group over the relevant performance period.

Elements and Execution of the Executive Compensation Program for 2014

The primary elements of our 2014 executive compensation program were:

•                  base salary;

•                  an annual cash incentive opportunity;

•                  equity awards in the form of SSARs, RSUs and Performance Units;

•                  retirement and other post-termination benefits; and

•                  other miscellaneous benefits.

Base Salary

At the beginning of each year the Committee reviews and determines, in its discretion, the amount of any increase in the base salaries of the Company’s executive officers after receiving management-provided market data and evaluating individual performance.  The executive officers’ employment agreements provide that their salary at any point cannot be decreased.

In 2014 the base salary increase for our named executive officers ranged from 3.2% to 8.0% with the average for the group being 4.8%.  The Committee determined these increases were appropriate given the executive officers’ salaries compared to market and TRW’s continued strong performance in light of the industry’s challenges in 2014 in Europe, our largest market.

Annual salaries of TRW’s named executive officers during fiscal 2014 are shown in the Summary Compensation Table below under “Compensation of Executive Officers”.

Annual Cash Incentive (Bonus) Program

The annual cash incentive program provides executives with the opportunity to earn annual cash payments based upon our achievement of specific objectives set for each fiscal year.

The target payout is set at a fixed percentage of base salary which is specified in each executive officer’s employment agreement.  The Committee believes that, in years when our performance is better than the objectives established, executive officers should be paid more than target and, when performance does not meet such objectives, the payout should be less than target.  However, regardless of the extent to which we exceed the established goals, the annual cash incentive compensation is generally capped at 150% of an executive’s target award.  Accordingly, the payout range as a percentage of base salary for each named executive officer for fiscal 2014 was as follows:

Position	Target	Payout Range
Chief Executive Officer	200%	0 – 300%
Chief Operating Officer	120%	0 – 180%
Other Named Executive Officers	90%	0 – 135%

In most years the Committee will award all executive officers the same bonus percentage.  However, once the incentive percentage is determined as described above, the Committee may, based upon circumstances which would be identified, increase or decrease the cash incentive compensation paid to a particular executive officer based upon the Committee’s assessment of that individual’s performance and contributions toward the achievement of TRW’s goals.

To calculate the executive officers’ cash incentive payments, each executive’s target award, expressed in dollar terms, is multiplied by the bonus percentage, which measures the extent to which we achieved the goals set and is calculated as described in the following paragraphs.  For 2014, as in past years, there were three components to the goals set under the program, each of which represented a portion of the bonus percentage: a defined EBITDAP target, a defined cash flow target and additional factors determined to be relevant by the Committee, which may include industry-specific and general economic conditions as well as strategic factors (“Additional Factors”).  In order to increase objectivity in the assessment of the Company’s performance for purposes of annual cash incentive payments the Committee reverted to the pre-2009 weightings of these factors, so that for 2014 the weighting of each of the EBITDAP and cash flow factors was increased to 40% (up from 25% in the previous year) and the weighting of the Additional Factors was decreased to 20% (down from 50% in the previous year).

While the Committee may exercise judgment over all three components, the first two are primarily formulaic.  Attaining 100% of the stated objective will result in a payment of the target amount.  An overachievement of the objective delivers an increase in the payment, subject to the cap of 150% of the target payment, and attaining less than 100% of the stated objective delivers a percentage decrease in the target payment.  The Committee may make adjustments to EBITDAP or cash flow objectives to reflect unusual or other factors, such as unbudgeted acquisitions or disposals.

The definitions of EBITDAP and cash flow are as follows:

•                  EBITDAP is earnings before interest, taxes, depreciation and amortization, defined benefit pension and post-retirement benefits other than pensions (“OPEB”) expense, certain non-cash charges, one-time transaction related costs and unbudgeted expenses related to major recalls.

•                  Cash Flow is EBITDAP (as defined above) minus capital expenditures plus or minus change in net working capital and plus or minus a capital charge on working capital levels in excess of, or below, budgeted levels.

For the purpose of such calculations, annual cash incentive payments are accrued at targeted levels.

The final component, Additional Factors, is discretionary by its nature and allows the Committee to consider such items as TRW’s performance versus general industry conditions and managements’ achievement of specific strategic factors.  Examples include the integration of an acquisition, execution of a desired shift in customer mix, the launch of a new product line, new business awards, advancement of strategic customer and supplier relationships, acquisition and disposal activity, or management of benefit plans, the Company’s capital structure and taxes, among others.

The financial targets for the 2014 fiscal year were set at the beginning of 2014 when the Board had reviewed the 2014 annual operating plan.  Financial target bands (rather than a set target amount) were established for the EBITDAP and cash flow components.  Achievement within the band would result in that component yielding 40% toward the overall bonus percentage.  The target EBITDAP band was set at $1,513 million to $1,603 million.  For achievement of $1,843 million or more of EBITDAP, the cap would apply to limit the component’s score to 60%.  EBITDAP of $1,210 million was required for the minimum score of 16% for this component.  No annual incentive compensation would be earned for this component if EBITDAP was lower than this minimum.  The target cash flow band was set at $558 million to $648 million.  For achievement of cash flow of $745 million or better, the cap would apply to limit the component’s score to 60%.  Cash flow of $446 million was required for the minimum score of 16% for this component.  No annual incentive compensation would be earned for this component if cash flow was lower than this minimum.

In 2014 we achieved EBITDAP of $1,777 million, exceeding the target band for that metric which generated a score of 55%, and we achieved cash flow in excess of the high end of the applicable target band, generating a score for cash flow that was limited to 60% due to the 150% cap.  In making its assessment of the Additional Factors component, the Committee considered a number of accomplishments, including:  (i) our financial metrics exceeded both the prior year’s performance in absolute terms as well as the targets in our operating plan; (ii) our stock price performance over the prior three years, which exceeded peer comparisons; (iii) the sale of TRW to ZF and the Engine Valve divestiture were both successfully managed; (iv) our achievement of a strong level of new business awards to support our future growth, including a number of strategically important awards involving advanced technologies and non-traditional customers; (v) improved quality metrics; (vi) continued progress on restructuring activity in Europe; and (vii) additional actions by management to continue to position TRW for the future, including actions to abate a significant portion of our legacy pension liabilities.  The accomplishments underscored management’s continued focus on its ongoing operations despite the extensive merger and acquisition activity throughout the year related to both the sale of TRW to ZF and the Engine Valve divestiture.  As a result of the foregoing, the Committee awarded a performance score of 30% for the Additional Factors, resulting in an overall bonus percentage and payment of 145% of the target annual cash incentive award to each executive officer.

The Committee believes that the fiscal 2014 cash incentive payments are consistent with our strategy of rewarding our executive officers for the achievement of important, challenging business goals and resulted in reasonable performance-related bonus payments to the executive officers.

Annual cash incentive payments earned by the named executive officers for fiscal 2014 are shown in the Summary Compensation Table below under “Compensation of Executive Officers”.

SSARs, RSUs and Performance Units

SSARs, RSUs and Performance Units were awarded to executives under our stock incentive plan in 2014.  As indicated above, the target value of each component of 2014 long-term incentive compensation was generally set so that approximately 40% was in the form of SSARs, 40% was in the form of RSUs and 20% was in the form of Performance Units.  SSARs, which were awarded with a cap on their maximum value, were granted to our executive officers rather than options in order to mitigate the associated cost to the Company caused by the volatility in TRW’s stock price in recent years and to temper the potential upside gain and associated risk.  Our equity awards have been made within one week after we file our Annual Report on Form 10-K, which allows the market to absorb material information (such as fourth quarter and annual financial results) before the equity awards are priced.

In order to increase objectivity in performance assessments, enhance the alignment of management compensation with shareholder interests and make the Company’s executive officer compensation package more consistent with market practice, thereby strengthening the Company’s compensation plan, the Committee awarded Performance Units to the executive officers in 2014.  Under their terms, the Performance Units will generally be earned and payable after the end of a three-year performance period that begins with the year in which the grant is made.  The actual number of Performance Units that will be earned under the Performance Unit awards can vary from zero to 150% of the target award, based on the Company’s achievement of TSR relative to the Russell 3000 Auto Parts Group over the relevant three-year performance period which, for the 2014 grant, covers the time frame from January 1, 2014 through December 31, 2016.  Under the payout terms, the payouts will be (i) zero for a Company TSR ranking below the 25th percentile, (ii) 25% of target for a Company TSR ranking at the 25th percentile, (iii) at target for a Company TSR ranking at the 50th percentile, and (iv) at the maximum amount of 150% of target for a Company TSR ranking at the 75th or higher percentile.  The number of Performance Units earned will be interpolated for results between the percentiles that yield a payout.  Each Performance Unit that is earned will be settled with a share of the Company’s common stock.

The Committee granted a specific number of SSARs, RSUs and a target number of Performance Units to each executive officer and determined the aggregate amount of SSARs/options and RSUs to be granted to non-executive employees.  In 2014, the Committee delegated to the CEO the authority to determine prior to the grant date (which was the same as for executive officers) the non-executive employees who would receive such grants and the portion of the aggregate amount granted to each such employee.  To the extent this total was not exceeded, the Committee authorized the CEO to grant additional options and RSUs in the future to new hires or other employees, excluding executive officers.  However, the CEO made no grants under this delegation in 2014.

The Committee believes using a combination of RSUs, SSARs and Performance Units provides an appropriate balance between risk and potential reward.  Like a stock option, a SSAR rewards a holder only if the market value of the common stock increases above the grant date fair value (the exercise price, in the case of stock options).  Both the SSARs and the Performance Units link a significant portion of the executive officers’ compensation to the interests of our stockholders by providing an incentive to take actions that increase the value of our common stock over the long term, with the Performance Units rewarding the TSR performance of the Company relative to the Russell 3000 Auto Parts Group.  However, SSARs and Performance Units could create an incentive for executives to engage in risky behavior to drive up the stock price in order to maximize exercise proceeds.  The SSARs granted in 2014 have a cap on their maximum value which provides protection against encouraging excessively risky behavior, and the potential payout under the Performance Units is similarly capped at 150% of the target number of units.  In addition, RSUs retain value in accordance with the price of the common stock, thereby providing value that should temper any desire of management to engage in inappropriately risky behavior.  The combination of these equity grants, together with their terms, thus serves as a more effective and risk sensitive incentive for our management team.

Only executive officers and other senior managers (who are generally classified at the director level or higher) who have met our stock ownership guidelines are eligible for equity awards.  This further aligns the interests of management with those of our stockholders.  Historically the Company’s stock ownership guidelines generally required these individuals to acquire, over a three to five year period (depending on their level),  and hold a specified number of shares, depending on an individual’s position, in order to meet the guidelines and therefore be eligible to receive equity awards under the Company’s stock incentive plan.  Unexercised stock options or SSARs and unvested RSUs and Performance Units do not count toward satisfying the requirements. Given the significant increase in the Company’s share price since the requirements under the stock ownership guidelines were established, in 2014 the Committee authorized modification of the share acquisition requirements under the stock ownership guidelines, which now include a stock retention element.  As a result of the changes, each executive officer and senior manager is generally required to acquire at least 10% of the applicable stock ownership guideline by the May 1st following assumption of such person’s management position and, thereafter, must retain all shares of stock acquired through the vesting or exercise of Company-granted equity awards and through the Company’s matching contributions in the 401(k) plan, if applicable, until the applicable stock ownership guideline is met.  Once met, in order to remain eligible for equity grants under the stock incentive plan, the individual must continue to hold at least the number of shares set forth in the guidelines.  The stock ownership requirements of the named executive officers are as follows:

Position	Target # of Shares
Chief Executive Officer	120,000
Chief Operating Officer	50,000
Other Named Executive Officers	25,000

Each of the named executive officers meets the requirements of the updated guidelines.  See the section entitled “Security Ownership of Certain Beneficial Owners and Management” in Item 12 below.

In deciding on the 2014 long-term incentive compensation of the executive officers, in the form of awards of SSARs, RSUs and Performance Units, the Committee considered the market data provided by management’s compensation consultant, which had been updated to January 1, 2014, to establish the target value for each executive based on such executive’s position, and then evaluated each executive’s recent performance, overall contribution and value to TRW, including the individual’s importance to achieving our strategic objectives, and the need to retain the executive to provide long-term value to TRW.  The Committee did not judge performance, contribution or value to TRW based on a formal rating scale but rather holistically through discussion with the CEO on each executive as well as through the Committee members’ own observations in interactions with the executive officers.

SSARs, RSUs and Performance Units granted to the named executive officers during fiscal 2014 are shown in the Grants of Plan-Based Awards table below under “Compensation of Executive Officers”.

Defined Benefit Pension Plans and Defined Contribution Arrangements

Defined Benefit Pension Plans

Although future benefit accruals under the following defined benefit pension plans were frozen prior to 2014, the CFO and Executive Vice President, Human Resources, have accrued benefits under (i) the TRW Automotive Salaried Pension Plan, a tax-qualified defined benefit pension plan, on the same terms as other U.S. salaried employees, and (ii) the TRW Automotive Inc. Supplemental Retirement Income Plan (the “SRIP”), an unfunded supplemental defined benefit pension plan for U.S. based executive officers to compensate them for the limitations imposed by the Internal Revenue Code of 1986, as amended (the “IRC”) on their pension benefit and provide retirement benefit levels comparable to those provided to other employees.

In addition, the CEO and Executive Vice President, Sales and Business Development also participated in the TRW Pension Scheme on the same basis as similarly situated employees in the United Kingdom.  Prior to 2014, both executives elected to retire under the terms of the TRW Pension Scheme and commenced receiving benefits thereunder.  Payments received from the TRW Pension Scheme in 2014 by each such executive are reflected in the Pension Benefits table below under “Compensation of Executive Officers”.

The Company established the John C. Plant 2009 Supplemental Retirement Plan, effective as of January 1, 2009 (the “2009 SERP”) to provide the CEO with pension benefits for his service from January 1, 2009 forward, and in November 2012, the Board authorized an amendment of the 2009 SERP to change the benefit formula applicable for service after December 31, 2010.  The CEO’s original supplemental retirement plan (the “Original SERP”) was intended to provide the CEO with a benefit in an amount equal to what he otherwise would have received had he participated in the pension plan for salaried employees in the United States (as such plan existed on the date of his employment agreement) and been credited with his years of service under the TRW Pension Scheme.  Benefits otherwise payable under the Original SERP were to be offset by payments the CEO would receive under the TRW Pension Scheme except for any postretirement cost-of-living adjustments.  Accordingly, certain of the terms were modified from what otherwise would have been provided for in the U.S. plan to allow for this coordination. The 2009 SERP provides the CEO with essentially the same terms as the Original SERP although under the 2009 SERP the interest rate used in the determination of lump sum distributions was fixed at the 30 Year U.S. Treasury Rate as of November 30, 2008, of 4.0%.  The effect of this provision had no impact in 2014.  Further, accruals under the 2009 SERP were (i) reduced by the annual life annuity determined as of December 31, 2010, which was paid in a lump sum to the CEO from a secular trust, (ii) reduced by accruals under the TRW Pension Scheme after December 31, 2008, and (iii) increased to reflect an additional retention incentive credit of $3.7 million, which was subject to a four year cliff vesting provision that ended December 31, 2012.  Under the terms of the 2009 SERP, the CEO became fully vested in his regular benefits on December 31, 2010.  As a result, his regular accrued benefits through such date (but not his retention incentive credit) were paid to him with any subsequent accruals to be paid following his termination of employment.  Upon retirement under the 2009 SERP, the annual life annuity determined as of December 31, 2010 under the benefit formula will be subtracted from the annual life annuity determined under the benefit formula as of his actual retirement date, with the resulting annuity benefit converted into an actuarially equivalent lump sum to be paid to our CEO (subject to certain other adjustments described in the 2009 SERP).

The actuarial present value of the accumulated pension benefits of each of the named executive officers as of December 31, 2014, as well as other information about our pension plans, is reflected in the Pension Benefits table and related narrative discussion beginning below under “Compensation of Executive Officers”.

Defined Contribution Arrangements

Our CFO, COO and our Executive Vice President, Human Resources, participate in a nonqualified defined contribution arrangement pursuant to which notional contributions in an amount equal to 15% of the sum of each such executive’s annual base pay and annual cash incentive (bonus) award are credited to TRW’s Benefit Equalization Plan, which is unfunded.  The contributions made in 2014, totaling $236,501 for our CFO, $126,519 for our COO and $181,673 for our Executive Vice President, Human Resources, are included in the “All Other Compensation” column of the Summary Compensation Table and in the Nonqualified Deferred Compensation table below under “Compensation of Executive Officers”.

Retiree CEO Medical Plan

The CEO participates in the TRW Executive Postretirement Medical Plan, which is intended to provide retiree medical benefits pursuant to his employment agreement.  Such benefits are intended to duplicate the benefits he would have received under the National Health System in the United Kingdom and the TRW retiree medical benefit plan in effect at the time he entered into his employment agreement.  These benefits are extended to the CEO and to his covered spouse for the remainder of their respective lifetimes upon the CEO’s termination of employment for any reason, other than by the Company for Cause (as defined below under “Compensation of Executive Officers — Termination and Change in Control Provisions”).  Coverage is noncontributory and is designed to pay secondary to Medicare upon attainment of Medicare eligibility.  The obligation associated with these benefits as of December 31, 2014 determined in accordance with Accounting Standards Codification (“ASC”) 715-60, “Compensation — Retirement Benefits — Defined Benefit Plans — Other Postretirement” approximates $1,305,874 and has been recognized for financial reporting purposes.  The more significant assumptions used in the determination of this amount include a discount rate of 4%, an initial health care trend rate of 7.0% as of December 31, 2014 descending down to an ultimate trend of 4.5% in 2022 and a normal retirement age, as defined in the plans in which the CEO participates.

Severance Plans

Each executive officer’s employment agreement includes certain severance and change in control provisions.  While the Committee recognizes the potential value of these arrangements in the event of a termination or change in control, which protect the executives against the loss of their positions in certain circumstances and would allow our executives to remain focused on running the business, the Committee considers severance plans separate and distinct from ongoing compensation plans with each serving a separate and unique purpose.  As a result, no direct relationship between such arrangements and current compensation decisions is considered. The Committee continues to believe that it is in our best interests and the best interests of our stockholders to continue such protection for our executive officers.  We compete for executive talent in a highly competitive market in which companies routinely offer similar benefits to senior executives.

As of the date of this Amendment, all outstanding unvested equity awards contain a double trigger standard which requires that a qualifying termination of employment occur in addition to a Change in Control in order for accelerated vesting of such awards to apply, as more fully discussed below under “Compensation of Executive Officers — Termination and Change in Control Provisions.”  Any awards issued with a single trigger standard have all fully vested by their terms.  All outstanding unvested equity awards also allow for continued vesting after a qualifying retirement event, over the three-year vesting term of each award; beginning with the awards granted in 2014, a further requirement was added so that the recipient of an award must continue to be employed for six months after the grant date to be entitled to continued vesting after retirement.  In the Committee’s view, the continued vesting of equity awards following retirement, and the accelerated vesting of all or a portion of outstanding equity awards upon death, Disability, an involuntary termination without Cause, a voluntary termination for Good Reason, or a qualifying termination of employment in connection with a Change in Control (these capitalized terms are defined below under “Compensation of Executive Officers — Termination and Change in Control Provisions”) are customary and reasonable components of an equity incentive program.  The Committee believes that the equity awards granted to the executive officers have been reasonable in amount, and a substantial part of the value that would be received by them in the event of such terminations of employment would result from the increase in the price of our common stock over the years.  Such a share price increase would also benefit our stockholders, and the executive team would have contributed to that increase.

The amount of the estimated payments and benefits payable to the named executive officers assuming a qualifying termination of employment (or, in certain cases, a Change in Control) as of the last business day of fiscal 2014 are shown in the Potential Payments Upon Termination or CIC tables and the footnotes and narrative discussion related thereto set forth below under “Compensation of Executive Officers”.

Perquisites and Other Personal Benefits

We maintain an executive medical plan for certain of our executive officers.  In addition, executive officers are eligible to receive reimbursement for certain financial counseling and spousal travel/meals, automobile allowances and tax gross-ups for miscellaneous perquisite income items.  The CEO and certain other executives are also eligible for club memberships.  The Committee believes that the level of perquisites is reasonable and is consistent with our philosophy to maximize the amount of “at risk” pay of our executive officers.

In addition, TRW provides to its U.S.-based employees generally, including its executive officers so situated, certain life insurance benefits and matching contributions under the TRW Automotive 401(k) Savings Plan (the “401(k) Plan”), which is a 100% match on the first 6% of income contributed.

The aggregate incremental cost to us of providing these benefits to the named executive officers during fiscal 2014 is shown in the Summary Compensation Table below under “Compensation of Executive Officers” and is detailed in footnote 4 to such table.

Benefit Equalization Plan

Another benefit available to our U.S.-based executive officers is the TRW Automotive Benefits Equalization Plan (“BEP”), which is a nonqualified, unfunded plan described more fully below under “Compensation of Executive Officers — Deferred Compensation Plans.”  All employees at or above the director level with one year of service may participate in the BEP, which mirrors the benefits available to U.S. employees under the 401(k) Plan.  The Company match in the BEP corresponds to the matching provisions of the 401(k) Plan.

The individual notional contributions of the eligible named executive officers during fiscal 2014 to the BEP, including earnings on such contributions and the balances as of the end of the fiscal year are shown in the Nonqualified Deferred Compensation table below under “Compensation of Executive Officers”.

Tax Implications of Executive Compensation

Section 162(m) of the IRC limits to $1 million per year the federal income tax deduction available for compensation paid for 2014 to the executive officers named in the Summary Compensation Table, other than our chief financial officer.  This limitation does not apply to qualifying “performance-based compensation” as defined in the IRC.  Although portions of our annual cash incentive (bonus) awards and long-term incentive awards are designed to be performance-based, other portions of such awards may not meet the requirements of Section 162(m) for the deductibility exception to apply.  Certain of the incentive compensation awarded to our named executive officers in 2014, including the RSUs and a portion of the annual cash incentive payment earned by our executive officers, did not qualify as performance-based compensation for the deductibility exception.  Notwithstanding the foregoing, the Committee, which is comprised solely of “outside directors” for purposes of Section 162(m), believes that the interests of our stockholders are best served by not restricting the Committee’s discretion and flexibility in crafting compensation plans and arrangements, even though such plans and arrangements may result in certain non-deductible compensation expenses.  Accordingly, the Committee may from time to time approve elements of compensation for certain executive officers that are not fully deductible, and reserves the right to do so in the future as it deems appropriate.

Compensation of Executive Officers

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(2) ($)		All Other Compensation(4) ($)	Total ($)
John C. Plant	2014	2,104,615	—		6,754,883	3,532,950	6,119,000	7,668,048		655,525	26,835,021
Chairman of the Board, President	2013	2,014,615	—		4,646,455	4,416,691	6,120,000	6,645,300		623,225	24,466,286
and Chief Executive Officer	2012	1,974,230	—		4,797,674	3,825,579	5,346,000	9,652,900		607,094	26,203,477
Joseph S. Cantie	2014	687,615	—		2,099,963	1,098,329	900,450	161,584		427,243	5,375,184
Executive Vice President and	2013	650,961	—		1,450,868	1,379,108	889,650	—	(3)	401,486	4,772,073
Chief Financial Officer	2012	636,923	—		1,499,276	1,195,494	777,600	152,500		388,882	4,650,675
Peter J. Lake	2014	618,539	—		839,933	439,333	809,100	628,967		183,622	3,519,494
Executive Vice President, Sales	2013	594,866	—		589,857	560,694	811,350	400,800		178,005	3,135,572
and Business Development	2012	585,616	—		629,690	502,107	712,578	870,600		160,056	3,460,647
Neil E. Marchuk	2014	536,924	—		822,527	430,173	704,700	45,560		292,100	2,831,984
Executive Vice President, Human	2013	487,308	—		543,297	516,432	675,000	—	(3)	261,095	2,483,132
Resources	2012	467,692	—		509,743	406,466	571,050	44,300		250,135	2,249,386
G. Patrick Olney	2014	850,000	500,000	(6)	1,260,030	658,995	1,479,000	—		289,777	5,037,802
Executive Vice President and
Chief Operating Officer(5)

(1)             Represents the aggregate grant date fair value in accordance with ASC 718.  The stock awards column relates to RSUs and, for 2014, the Performance Unit awards, and the option awards column relates to SSARs.  For a breakdown of the grant date value for each of the 2014 stock and option awards, see the Grants of Plan-Based Awards table below.  For assumptions made in the valuation, see Note 18 to our consolidated financial statements included in the Original Filing and Notes 15 and 16, respectively, to our consolidated financial statements included in our Annual Reports on Form 10-K for each of the fiscal years ended December 31, 2013 and 2012.  The amounts included in this column for the Performance Unit awards reflect the aggregate grant date fair values of the awards at the target number.  The maximum number of Performance Units to be earned and the value of the Performance Unit awards at the grant date assuming that the highest level of performance conditions will be achieved with respect to each of the named executive officers is shown in the Grants of Plan-Based Awards Table in the column “Estimated Future Payouts Under Equity Incentive Plan Awards — Maximum” and footnote 6 to that table, respectively.

(2)             All of the amounts in this column represent changes in pension value.  There were no above-market or preferential earnings on nonqualified deferred compensation for any of the named executive officers.  The changes in pension values for each of 2014, 2013 and 2012 were primarily attributable to an additional year of interest credit calculated on the value of the accumulated benefit as of the prior year end (“Pension Interest”), and changes in the underlying assumptions including adjustments to the discount rate necessitated by changes in economic conditions (which decreased the discount rate in 2014, increased the discount rate in 2013 and decreased the discount rate in 2012) and, for Mr. Plant, an additional year of service, as well as, for 2012, the amendment of the 2009 SERP as described above under “Compensation Discussion and Analysis — Defined Benefit Pension Plans and Defined Contribution Arrangements” which resulted in an increase in pension value of $1.9 million in 2012 (for further information about the underlying assumptions, see Note 11 to our consolidated financial statements included in the Original Filing and Note 9 to our consolidated financial statements included in each of our Annual Reports on Form 10-K for the fiscal years ended December 31, 2013 and 2012).  For Messrs.  Plant and Lake the changes in pension values include, for 2014, negative impacts from currency fluctuations of $1,154,000 and $368,057, respectively, for 2013, positive impacts from currency fluctuations of $367,000 and $120,000, respectively, and, for the 2012, positive impacts from currency fluctuations of $723,000, and $233,600, respectively.    Mr. Olney does not participate in a pension plan, since the U.S. pension plan that would otherwise be applicable to him has been frozen.

(3)             Each of Messrs. Cantie and Marchuk experienced a net negative change in pension value of ($116,900) and ($26,800), respectively, in 2013 resulting from an increase in the discount rate.

(4)             The table below shows the components of “All Other Compensation” for the named executive officers for 2014.  All perquisite amounts were calculated based on the actual amount paid to the executive or a third party.

	All Other Compensation for 2014 (Supplemental Table)
Compensation	John C. Plant	Joseph S. Cantie	Peter J. Lake	Neil E. Marchuk	G. Patrick Olney
Car Allowance	$39,600	$21,840	$21,840	$21,840	$21,791
Financial Counseling	42,955	12,955	12,895	10,405	12,955
Country Club Membership(s)	7,109	—	—	—	—
Spousal Travel/Meals	2,126	579	285	360	205
Executive Medical Premium	43,004	56,951	56,951	—	—
Costs of Life Insurance Benefits(a)	19,404	3,320	5,635	4,844	3,276
Costs of 401(k) Matching Contributions(a)	15,600	15,600	15,600	15,600	—
BEP Matching Contributions(b)	477,796	79,000	70,171	57,069	—
TRW Contributions to Non-Qualified Defined Contribution Retirement Plans (c)	—	236,501	—	181,673	126,519
Relocation Expenses	—	—	—	—	67,590
Tax Gross-Ups for Miscellaneous Perquisite Income Items	7,931	497	245	309	57,441
Total	$655,525	$427,243	$183,622	$292,100	$289,777

(a)  TRW provides certain life insurance benefits and matching contributions under the 401(k) Plan to its U.S. based employees generally, including the executives indicated.

(b)  TRW provides matching notional contributions under the BEP.  These benefits are substantially equal to benefits that could not be provided under the 401(k) Plan because of limitations under the IRC.

(c)  TRW made notional contributions to the BEP for Messrs. Cantie, Marchuk and Olney. See “Compensation Discussion and Analysis — Defined Benefit Pension Plans and Defined Contribution Arrangements” above.

(5)       Mr. Olney was not a named executive officer prior to 2014.

(6)       Represents Mr. Olney’s signing bonus.

Grants of Plan-Based Awards in Fiscal 2014

The following table sets forth information on plan-based compensation awards granted during TRW’s 2014 fiscal year to the named executive officers.  On February 11, 2014 the Committee approved the equity awards with a grant date of February 21, 2014.

Grants of Plan-Based Awards in 2014

											Grant
								All Other	All Other		Date
								Stock	Option		Fair
								Awards:	Awards:	Exercise	Value of
		Estimated Possible Payouts			Estimated Future Payouts			Number	Number of	or Base	Stock
		Under Non-Equity Incentive			Under Equity Incentive Plan			of Shares	Securities	Price of	and
		Plan Awards(1)			Awards(2)			of Stock	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units(3)	Options(4)	Awards(5)	Awards(6)
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
John C. Plant	2/21/14	—	—	—				—	380,296	82.50	3,532,950
	2/21/14	—	—	—				52,001	—	—	4,290,083
	2/21/14	—	—	—	6,500	26,000	39,000		—	—	2,464,800
	—	675,200	4,220,000	6,330,000				—	—	—	—
Joseph S. Cantie	2/21/14	—	—	—				—	118,227	82.50	1,098,329
	2/21/14	—	—	—				16,166	—	—	1,333,695
	2/21/14	—	—	—	2,021	8,083	12,125		—	—	766,268
	—	99,360	621,000	931,500				—	—	—	—
Peter J. Lake	2/21/14	—	—	—				—	47,291	82.50	439,333
	2/21/14	—	—	—				6,466	—	—	533,445
	2/21/14	—	—	—	808	3,233	4,850		—	—	306,488
	—	89,280	558,000	837,000				—	—	—	—
Neil E. Marchuk	2/21/14	—	—	—				—	46,305	82.50	430,173
	2/21/14	—	—	—				6,332	—	—	522,390
	2/21/14	—	—	—	792	3,166	4,749		—	—	300,137
	—	77,760	486,000	729,000				—	—	—	—
G. Patrick Olney	2/21/14	—	—	—				—	70,936	82.50	658,995
	2/21/14	—	—	—				9,700	—	—	800,250
	2/21/14	—	—	—	1,213	4,850	7,275		—	—	459,780
		163,200	1,020,000	1,530,000				—	—	—	—

(1)             The estimated possible payouts under Non-Equity Incentive Plan Awards, which relate to TRW’s annual cash incentive (bonus) program, are described in the narrative below.  For the actual amount awarded and paid for 2014, see the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above.

(2)             These estimated future payouts under equity incentive plan awards are based on the range of payout possibilities set forth in the Performance Unit award agreements with each named executive officer, as described in the narrative below.

(3)             Represent RSUs granted under the Company’s stock incentive plan.

(4)             Represent SSARs granted under the Company’s stock incentive plan.

(5)             Based on fair market value under the Company’s stock incentive plan, which was the closing market price per share of our common stock on the grant date.

(6)             For the Performance Unit awards, this column reflects the aggregate grant date fair values of the awards at the target number.  At the maximum number, which assumes the highest level of performance conditions will be achieved, the aggregate grant date fair value would be $3,697,200 for Mr. Plant, $1,149,450 for Mr. Cantie, $459,780 for Mr. Lake, $450,205 for Mr. Marchuk and $689,670 for Mr. Olney.

Summary Compensation and Plan-Based Awards

General.  Each of our named executive officers has an ongoing employment agreement with one of our subsidiaries.  The agreement with Mr. Plant extends for an indefinite term and the current term of the agreements with the remaining named executive officers extend until December 31, 2016, subject to automatic one-year extensions thereafter, unless notice is provided that the term will not be extended.  Among other things, each of the agreements provides for:

•                  base salary, which cannot be decreased at any point;

•                  the target payout for annual cash incentive compensation which, as a percentage of base salary, for 2013 was 200% for Mr. Plant, 120% for Mr. Olney and 90% for the remaining named executive officers; and

•                  certain severance and change in control payments as described below under “—Termination and Change in Control Provisions.”

See “Compensation Discussion and Analysis” above for a discussion of the factors considered in awarding various elements of compensation.

Non-Equity Incentive Plan Awards.  The targets shown in the Grants of Plan-Based Awards table above represent annual incentive targets set by the respective officer’s employment agreement, as described above.  Under the annual cash incentive (bonus) program, the maximum payout is generally capped at 150% of the target award and, at the low end of the payout range for 2014 (the “threshold” in the table above), 16% of the target award was payable.  See the discussion of the annual cash incentive (bonus) program in the “Compensation Discussion and Analysis” section above which describes the financial objectives set for 2014 as well as the Company’s performance compared to those goals and the Committee’s analysis of that performance and a further discussion of the nonfinancial measures considered.

Other Stock and Option Awards.  In 2014 our named executive officers received SSARs, RSUs and Performance Units under our stock incentive plan as set forth in the tables above (SSARs are reported in the option awards columns).  Each SSAR permits the executive to receive the appreciation in value of one underlying share of common stock from the grant date to the exercise date, although the stock price at exercise is limited to a maximum value of $130.00 The SSARs also have an automatic exercise feature tied to this maximum stock value, so that if the fair market value of the stock (which, under our stock incentive plan is the closing market price) is equal to or greater than $130.00 on a particular date, any vested and exercisable SSARs will be automatically exercised. Upon exercise, the SSARs will be settled in shares of TRW’s common stock.  RSUs represent the right to receive shares of common stock on a one-for-one basis on the applicable vesting date if the individual continues to be employed by us (subject to continued vesting after a qualifying retirement event). The SSARs and RSUs granted in 2014 vest one-third on each of the first three anniversaries of the grant date, and are subject to accelerated vesting under certain circumstances as discussed below under “—Termination and Change in Control Provisions.”  The SSARs granted in 2014 expire on their eighth anniversary.

Under their terms, the Performance Units granted in 2014 will generally be earned and payable after the end of a three-year performance period that ends on December 31, 2016. The actual number of Performance Units that will be earned under the Performance Unit awards can vary from zero to 150% of the target award, based on the Company’s achievement of TSR relative to the Russell 3000 Auto Parts Group over the relevant performance period.  Under the payout terms, the payouts will be (i) zero for a Company TSR ranking below the 25th percentile, (ii) 25% of target for a Company TSR ranking at the 25th percentile, (iii) at target for a Company TSR ranking at the 50th percentile, and (iv) at the maximum amount of 150% of target for a Company TSR ranking at the 75th or higher percentile.  The number of Performance Units earned will be interpolated for results between the percentiles that yield a payout.  Each Performance Unit that is earned will be settled with a share of the Company’s common stock.  The awards will be settled in February 2017 and shares issued thereunder assuming that the award holder has been continuously employed throughout the performance period, subject to (i) provisions allowing for settlement after termination of employment in the case of retirement or a qualifying termination of employment following a change in control, and (ii) provisions for earlier prorated settlement upon death, Disability, termination of employment by the Company without Cause or by the executive with Good

Reason, as such terms are defined in the award agreement and as discussed below under “—Termination and Change in Control Provisions.”

Comparison of Compensation Levels of Named Executive Officers.  The Committee has not set a policy or practice to link or ratio any component of total direct compensation (base salary, annual cash incentive and long-term incentive compensation) or pension values between its named executive officers.  The Committee continues to believe that comparing these compensation elements to the market for each executive is a more appropriate method for establishing market competitive compensation.

The Committee recognizes that in 2014 the CEO’s total compensation was approximately five times greater than the total compensation of the next highest paid executive.  While the Committee believes that each of the named executive officers is compensated appropriately in comparison to the market for each position, the Committee also attributes the differences between the CEO’s and the other executive officers’ levels of 2014 compensation to the following factors:

•                  approximately 29% of the CEO’s total compensation is attributed to pension benefits which result from his long service with TRW and its predecessors (whereas the other executive officers have fewer years of service and/or participate in different legacy plans), combined with his supplemental retirement plan, to which he is entitled under the terms of his employment agreement, and which is further described above under “Compensation Discussion and Analysis — Defined Benefit Pension Plans and Defined Contribution Arrangements;” and

•                  the Committee’s assessment of the relative value of the CEO’s contribution to TRW versus other executive officers’ contributions.

Outstanding Equity Awards at Fiscal Year-End December 31, 2014

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2) (#)	Market Value of Shares or Units of Stock That Have Not Vested(3) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have not Vested(4) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested(4) ($)
John C. Plant	2/23/2012	0	193,799	45.11	2/23/2020	35,452	3,646,238
	2/22/2013	203,628	407,256	58.20	2/22/2021	53,224	5,474,088
	2/21/2014	0	380,296	82.50	2/21/2022	52,001	5,348,303	39,000	4,011,150
Joseph S. Cantie	2/23/2012	0	60,562	45.11	2/23/2020	11,079	1,139,475
	2/22/2013	63,582	127,166	58.20	2/22/2021	16,620	1,709,367
	2/21/2014	0	118,227	82.50	2/21/2022	16,166	1,662,673	12,125	1,247,056
Peter J. Lake	2/26/2009	62,000	0	2.70	2/26/2017	—	—
	2/23/2012	0	25,436	45.11	2/23/2020	4,653	478,561
	2/22/2013	25,850	51,701	58.20	2/22/2021	6,757	694,957
	2/21/2014	0	47,291	82.50	2/21/2022	6,466	665,028	4,850	498,823
Neil E. Marchuk	2/23/2012	0	20,591	45.11	2/23/2020	3,767	387,436
	2/22/2013	23,809	47,620	58.20	2/22/2021	6,224	640,138
	2/21/2014	0	46,305	82.50	2/21/2022	6,332	651,246	4,749	488,435
G. Patrick Olney	2/21/2014	0	70,936	82.50	2/21/2022	9,700	997,645	7,275	748,234

(1)             As of December 31, 2014, all options and SSARs granted through 2011 had fully vested. All options and SSARs held at December 31, 2014 vest at the rate of one-third each year on each of the first three anniversaries of the grant date.

(2)             All RSUs held at December 31, 2014 vest at the rate of one-third each year on each of the first three anniversaries of the grant date.

(3)             Based on the closing stock price on December 31, 2014 of $102.85.

(4)             These columns represent Performance Units granted in 2014 which will vest on December 31, 2016.  The number of shares and values reflected in each of these columns for the Performance Units granted in 2014 reflect the maximum number of Performance Units that may be earned and the value calculated by multiplying that number by the Company’s closing stock price on December 31, 2014 of $102.85, respectively.  Because the Company’s performance during the first year of the three-year performance period exceeded the target performance, in accordance with the SEC’s instructions we are required to report in this manner, despite the fact that the actual payout under the terms of the Performance Unit agreements, which can vary from zero to 150% of the target, cannot be determined until after the performance period ends on December 31, 2016.  For more information on the Performance Unit awards, see the description above under “— Summary Compensation and Plan-Based Awards.”

Option Exercises and Stock Vested in 2014

The following table shows the value realized by each of the named executive officers during 2014 in connection with the (i) exercise of stock options and SSARs in the Option Awards columns and (ii) the vesting of RSUs in the Stock Awards columns.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(1) (#)	Value Realized on Exercise(2) ($)	Number of Shares Acquired on Vesting(3) (#)	Value Realized on Vesting(2) ($)
John C. Plant	842,396	43,163,644	83,798	6,938,050
Joseph S. Cantie	225,224	10,732,581	25,788	2,135,129
Peter J. Lake	99,772	4,740,949	10,998	910,566
Neil E. Marchuk	31,658	1,525,853	8,912	737,899
G. Patrick Olney	—	—	—	—

(1)         Represents options and SSARs that were exercised in 2014, including those SSARs that were automatically exercised upon vesting because the fair market value of the shares exceeded the cap price. The number shown includes the gross number of the shares underlying the SSARs that were exercised, without taking into account any shares withheld to cover the applicable withholding taxes due upon such exercise or shares withheld representing the grant date fair market value of the SSARs, which are netted out upon settlement.  The gross number of shares subject to the SSARs exercised reflected in the table and the net number of shares actually received by each executive in such net settlements were as follows:  Plant 742,396 gross and 194,202 net; Cantie 225,224 gross and 59,054 net; Lake 99,772 gross and 26,051 net; and Marchuk 31,658 gross and 8,439 net.

(2)         The value indicated in the table reflects the value of the stock received upon exercise or vesting, as applicable, which, for the options and the SSARs, is based on the market price of the common stock at the time of exercise and, for the RSUs, is based on the fair market value of the common stock (which, under our 2003 stock incentive plan, is calculated as the average of the high and low sales prices on the NYSE, and under our 2012 stock incentive plan, is the closing price on the NYSE) on the vesting date.  The amount of cash ultimately received by the executive for the shares acquired in such exercise or vesting may differ based on when such shares are sold by the executive.

(3)         Represents gross number of shares vested, although TRW nets a portion of these vested shares to cover the executive’s withholding tax due upon the vesting of the RSUs.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)		Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
John C. Plant	L&G Annuity Contract (formerly TRW Pension Scheme)(1)	32	(3)	18,957,184	837,836
	John C. Plant 2009 Supplemental Retirement Plan(2)	37	(3)	24,662,166	—
Joseph S. Cantie	TRW Automotive Salaried Pension Plan	12		244,820	—
	TRW Automotive Inc. Supplemental Retirement Income Plan	12		634,564	—
Peter J. Lake	L&G Annuity Contract (formerly TRW Pension Scheme)(1)	35		6,051,432	262,835
Neil E. Marchuk	TRW Automotive Salaried Pension Plan	7		129,475	—
	TRW Automotive Inc. Supplemental Retirement Income Plan	7		190,385	—
G. Patrick Olney		N/A		N/A	N/A

(1)         For Messrs. Plant and Lake, the table above reflects the present value of the accumulated benefit at December 31, 2014, net of the payments shown in the last column which were made during the year in connection with their decisions to retire from the TRW Pension Scheme.  As of December 31, 2014, the accumulated benefit due to each executive derives from a group annuity contract with Legal & General Assurance Society Limited (“L&G”) in the U.K. rather than the TRW

Pension Scheme.  For further information, see the narrative below under “Pension Plans.”

(2)         See “Compensation Discussion and Analysis — Defined Benefit Pension Plans and Defined Contribution Arrangements” above for a further description of this plan.

(3)         Mr. Plant has 37 years of service with the Company.  When the TRW Pension Scheme was frozen, he stopped receiving credit for his subsequent years of service under that plan which is why the number of years of credited service differs for each of the plans referenced in this table.

Pension Plans

Benefit values included in the above table have been determined on the following basis:

•                  Benefits subject to valuation have been determined as of December 31, 2014 (the measurement date for financial statement purposes, although as indicated below the accumulated benefit for Messrs. Plant and Lake related to the TRW Pension Scheme are no longer reflected in the Company’s financial statements), and have been based on each participant’s historical compensation and plan service, the plan’s provisions and applicable statutory limits and parameters as of that date.

•                  As previously announced, in excess of $4 billion of pension liabilities under the TRW Pension Scheme were transferred to L&G in a partial buyout that was funded predominantly with TRW Pension Scheme assets as part of the Company’s overall pension abatement initiative.  The pension liabilities and pension assets transferred to L&G are no longer included in the Company’s financial statements.  Under the L&G annuity contract, L&G will pay and administer future annuity payments to Messrs. Plant and Lake as well as other former members of the TRW Pension Scheme.

•                  Benefits under the TRW Pension Scheme are generally determined as 1/30th of pensionable pay multiplied by service up to 20 years, prorated over the service period until the participant’s Normal Retirement Date.  Pensionable pay is the sum of base pay in the last 12 months, plus the average of the final 5 years of pensionable bonuses.  Pensionable bonuses are limited in any year to 10% of that year’s base pay. The Normal Retirement Date is age 57.5 for Mr. Plant, and 62.5 for Mr. Lake.  Benefits are payable upon retirement after age 50, in the form of a life annuity with a 50% survivor continuation annuity, but reduced 0.3% for each year benefits are payable prior to age 57.5 (for Mr. Plant) or 60 (for Mr. Lake).

•                  For Messrs. Plant and Lake, values of benefits under the TRW Pension Scheme have been determined based on the date each actually retired under the terms of that plan.  For the 2009 SERP, the TRW Automotive Salaried Pension Plan and the SRIP, values of benefits have been determined based on a presumption of retirement from active employment on the participant’s plan-defined normal retirement date, or if earlier, at the earliest date at which benefits can commence without reduction for early commencement.  All other valuation assumptions are consistent with those used for financial reporting purposes.  See Note 11 to our consolidated financial statements included in the Original Filing.  The more significant assumptions underlying these valuations (other than valuations relating to the 2009 SERP) are as follows:

	U.S. Programs	U.K. Programs
Interest rate of discount	4.25%	3.50%
Postretirement benefit increase rate	N/A	3.00%
Postretirement mortality	120% of RP2014 backed up to 2009 with MP2014 and scale MSS-2007 applied thereafter 2008 PPA Mortality, unisex pursuant to Revenue Notice 2008-85 as updated for 2014 for the 2009 SERP	SLPMA/S1PFA weighted for base table; CMI-2013 model, long-term trend rate of 1.25% to reflect future improvements
Lump sum interest rate	3.75% (4.0% for the 2009 SERP)	N/A

Lump sum interest mortality	120% of RP2014 backed up to 2009 with MP2014 and scale MSS-2007 applied thereafter 2008 PPA Mortality, unisex, pursuant to Revenue Notice 2008-85 as updated for 2014 for the 2009 SERP	N/A

•                  Benefits under the TRW Automotive Salaried Pension Plan and the SRIP are determined as an accumulated percentage of pensionable earnings less an accumulated offset percentage of pensionable earnings up to social security covered compensation.  Pensionable earnings are defined as the average of pay, including the non-equity incentive payment, for the five highest consecutive calendar years. The applicable accumulated percentages are determined from the following table.

Percentages Attributable to Accumulated Service	Percentage	Offset Percentage
% attributable to each year of benefit service through 2004	1.5%	0.4%
% attributable to benefit service during 2005	1.2%	0.3%
% attributable to benefit service during 2006	1.0%	0.3%

Effective as of January 1, 2007 these plans were amended to provide for future annual benefit accruals in an amount equal to 1.0% of pensionable earnings less a .3% reduction for pensionable earnings below the Old Age, Survivor and Disability Insurance Wage Base wherein pensionable earnings are defined as the participant’s annual pay inclusive of their annual non-equity cash incentive payment.

Effective July 1, 2009, the benefit accrual rate under these plans was reduced to 0.1% of pensionable earnings, and effective December 31, 2010 these plans were frozen so that benefits would not continue to accrue beyond that date.

Benefits are payable as an annuity for the life of the participant, commencing at age 65.  Benefits reduced for early commencement are payable upon retirement after attainment of age 55 and completion of 5 years of service; early retirement reductions are 4% for each year by which benefits are payable prior to age 60.  At the participant’s option, the benefit may be paid in a lump sum, using the actuarial basis under the minimum lump sum rules applicable to tax-qualified plans. However, as it relates to the TRW Automotive Salaried Pension Plan, this option is only available in respect of benefits earned through 2004.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY(1) ($)	Registrant Contributions in Last FY(2) ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE(3) ($)
John C. Plant	470,396	477,796	145,104	—	4,536,461
Joseph S. Cantie	71,600	315,501	132,889	—	2,236,641
Peter J. Lake	77,067	70,171	28,451	—	585,092
Neil E. Marchuk	61,781	238,742	91,312	—	1,494,986
G. Patrick Olney	126,519	—	1,045	—	127,564

(1)         These executive contributions for 2014 are included in the Salary and Non-Equity Incentive Plan Compensation columns of the Summary Compensation Table above.

(2)         These Company contributions for 2014 are included in the All Other Compensation column of the Summary Compensation Table above.

(3)         The following portions of the aggregate balances indicated in this column were previously reported as compensation to the indicated executive in the Summary Compensation Table for previous years:  $3,181,973 for Mr. Plant, $1,243,266 for Mr. Cantie, $353,219 for Mr. Lake and $833,566 for Mr. Marchuk.

Deferred Compensation Plans

We sponsor the BEP for certain of our U.S. employees including our named executive officers.

The BEP provides eligible employees benefits substantially similar to benefits which could not be provided under the 401(k) Plan due to limitations under the IRC.  Employees can generally defer up to 15% of base and incentive compensation to the extent such contributions cannot be made to the 401(k) Plan as a result of these limitations.  TRW provides matching notional contributions in an amount equal to 100% of the first 6% of the employee’s notional contributions.  Each of the named executive officers who participated in BEP in 2014 is fully vested in the Company match.  Generally, the plan benefits are payable to the employee upon termination of employment.

While the BEP is unfunded, the employee directs both their deferrals and Company notional contributions, if applicable, into investment options which, exclusive of TRW’s common stock, are intended to mirror the investment options available in the 401(k) Plan.  These options include a diverse range of mutual funds.  On a daily basis, the amount of the participant’s deferred compensation including any company matching contributions is adjusted to reflect the appreciation and/or depreciation in the value of the investment alternative selected.

Company contributions to the BEP under the nonqualified defined contribution arrangements for each of Messrs. Cantie, Marchuk and Olney are also reflected in the table above.  For information about these arrangements, see “Compensation Discussion and Analysis — Defined Benefit Pension Plans and Defined Contribution Arrangements” above.

The individual notional contributions of the named executive officers to BEP during 2014, earnings and matching notional contributions thereon, the additional Company notional contributions made pursuant to the nonqualified defined contribution arrangements described above, and the aggregate account balances as of December 31, 2014 are shown in the Nonqualified Deferred Compensation Table set forth above.

Termination and Change in Control Provisions

We (or certain of our wholly-owned subsidiaries) have entered into employment agreements, option agreements, SSAR agreements, RSU agreements and Performance Unit agreements with each of our named executive officers that provide for payments upon certain events of termination or a Change in Control (or “CIC”), as defined below.  The Change in Control provisions are designed to mitigate the impact of a termination of employment related to a Change in Control, and are intended to ensure that the executives evaluate business opportunities in the best interests of stockholders.

Defined Terms

For ease of reference in reviewing the descriptions of potential payments to our named executive officers upon termination or a Change in Control, which appear below, following are certain defined terms from the executive officers’ employment agreements.  Unless otherwise indicated the definition of each term is the same in each agreement.  For purposes of the following definitions, “Holdings” is TRW Automotive Holdings Corp. and “TAI” is TRW Automotive Inc., which is a wholly-owned subsidiary of Holdings.

“Cause” means:

•                  executive’s continued failure to work on a full-time basis and failure substantially to perform executive’s duties, provided that TAI may not terminate the executive’s employment for Cause because of dissatisfaction or disagreement with the actions taken by executive in the good faith performance of his duties;

•                  executive’s conviction of, or plea of nolo contendere to, a crime constituting a felony;

•                  executive’s willful malfeasance or willful misconduct in connection with executive’s duties which injures the financial condition or business reputation of TAI or any of its subsidiaries or affiliates; or

•                  executive’s breach of the non-competition or confidentiality provisions of his employment agreement, other than an insignificant breach of the confidentiality provisions as reasonably determined by TAI;

provided, that no act or omission shall be “willful” (1) to the extent taken by executive at the direction of the Board (or, in the case of Messrs. Cantie, Lake, Marchuk or Olney, at the direction of the Board or the CEO), or (2) if effected with executive’s reasonable belief that such action or failure to act was in TAI’s best interest.

“Change in Control” or “CIC” means:

•                  the sale or disposition of all or substantially all of the assets of Holdings or TAI to any person or group other than Automotive Investors L.L.C. (“AI LLC”) or its affiliates;

•                  the beneficial ownership of more than 50% of the total voting power of Holdings or TAI by any person or group, other than AI LLC or its affiliates, and AI LLC or its affiliates ceasing to control the board of directors of Holdings or TAI;

•                  an acquisition by a person or group, other than AI LLC or its affiliates, of stock of Holdings or TAI having voting power of 30% or more; or

•                  the replacement of a majority of the Holdings directors during a 12-month period without the endorsement of the existing directors.

NOTE:  The CIC definition applicable to the SSARs and RSUs granted prior to 2013 includes only the provisions relating to Holdings outlined in the first two bullets of the CIC definition set forth above.  The CIC definition applicable to the SSARs and RSUs granted in 2013 and 2014, and the Performance Units granted in 2014, is as follows:  (a) the sale or disposition of all or substantially all of the assets of Holdings to any person or group, (b) any person or group becomes the beneficial owner of more than 30% of the total voting power of Holdings within a 12 month period, (c) a reorganization, recapitalization, merger or consolidation involving Holdings, unless 70% or more of the total voting power of Holdings or the resulting corporation subsequent to the transaction is held by those who were the beneficial owners immediately prior to such transaction, or (d)  if the Holdings directors at the beginning of any 12-month period (together with any directors who were approved by such board) cease to constitute a majority of the Holdings board.  For purposes of the tables below, it is assumed that the circumstances of the CIC would trigger the CIC provisions for all of the outstanding SSARs, RSUs and Performance Units.

“Continued Benefits” means the continued provision of a vehicle allowance and medical, dental, life insurance and disability benefit coverage and, for Mr. Plant, certain club memberships, each at the level provided immediately prior to the termination.

“Disability” means executive’s physical or mental incapacitation and resulting inability, for a period of six consecutive months or for an aggregate of nine months in any 24 consecutive month period, to perform executive’s duties.

“Good Reason” means any of the following events which are not cured within a specified number of days after receipt of written notice from the executive:

•                  TAI’s failure to pay executive’s base salary, annual bonus or employee benefits when due;

•                  any relocation of executive’s principal office outside of a specified area;

•                  any adverse change in executive’s reporting relationship;

•                  any material diminution for a period of at least 30 days in executive’s authority or responsibilities; or

•                  for Mr. Plant, the company’s failure to provide to executive directors’ and officers’ insurance which is comparable to that provided by similar companies, as determined in the reasonable business judgment of the board of directors of TAI.

“Retirement” means, with respect to the equity awards granted in 2013, the termination of executive’s employment (i) at age 60 or older with 10 years of service, or (ii) at age 65 or older.  The equity awards granted in 2014 utilized the same definition with a further proviso that in either case the executive’s employment continues for at least six months after the grant date.

“Window Period” means the 60 day period commencing on the first anniversary of a Change in Control.

Conditions to Payments

Each of the named executive officers’ employment agreements includes a confidentiality provision and a noncompetition and nonsolicitation provision for a term of 18 months (two years for Mr. Plant) following the termination of the executive’s employment for any reason (other than, in the case of Messrs. Cantie, Lake, Marchuk and Olney, a termination upon or following the expiration of the employment agreement).  The agreements also provide that we are entitled to stop making certain post-termination payments to the executive in the event of a breach of these provisions.  The failure by any party to insist on strict adherence to any term of the agreement won’t be considered a waiver of that right or any other right under the agreement.

Excise Tax — John Plant

Mr. Plant’s employment agreement, which was entered into in 2003 and has not been amended since 2009, provides that, in the event that any payment to or for the benefit of Mr. Plant, including the termination and CIC payments described below, gives rise to an excise tax imposed by Section 4999 of the Internal Revenue Code (“IRC”) as determined in accordance with the provisions of Section 280G thereof, then Mr. Plant will be provided an additional payment in an amount equal to the resulting excise tax as grossed up for any additional taxes which may result from this payment.  However, no excise tax under Section 4999 of the IRC would be triggered by any of the estimated CIC values set forth in the scenarios below.  Further, none of the other officers of the Company are entitled to any excise tax gross-up.  The Committee has noted that it will not authorize the Company to include in any future executive officer employment agreement a commitment to pay any excise tax amount for any other executive officer.

Delay of Severance Payments under Section 409A

The employment agreements of our named executive officers contain provisions in order to comply with Section 409A of the IRC and the Treasury regulations and related guidance promulgated thereunder (collectively, “Section 409A”).  Among other things, the provisions postpone the payment of certain severance amounts and benefits that exceed the limits established under Section 409A until the six-month anniversary of the executive’s separation from service.  The executives other than Mr. Plant may receive up to $530,000 (adjusted for inflation) within such six-month period and each may receive certain other payments permissible under Section 409A.  Generally benefits and payments subject to the six-month delay (as well as any gross-up payment due to Mr. Plant) will be contributed by us to a grantor or “rabbi” trust immediately following the occurrence of the triggering event.

Potential Payments upon Termination or CIC

The following tables reflect the estimated value of the benefits and payments that would be triggered in the various termination scenarios identified, other than (i) any accrued benefits that may be due as of the date of such termination (such as any accrued salary, reimbursement for unreimbursed business expenses and employee benefits that the executive may be entitled to under employment benefit plans), (ii) unless otherwise indicated, any benefits available generally to similarly situated salaried employees of the Company, and (iii) pension benefits and deferred compensation amounts as described and set forth in the tables above.

The footnotes to the following tables are combined and follow the second table and a narrative description of the payments and benefits due under each of the scenarios appears after the tables.  The dollar amounts estimated below assume a termination date, or an effective date of a Change in Control for the “Upon Change in Control” scenario, of December 31, 2014 and utilize the closing price for TRW’s common stock on that date of $102.85.

Potential Payments upon Termination or CIC — John C. Plant

	Termination and CIC Scenarios
	Termination w/o Cause or Resignation for Good Reason
Benefits and Payments	Irrespective of CIC or After Window Period or During Window Period for Termination w/o Cause	Prior to CIC but During Discussion Period	After CIC but Prior to 1st Anniversary of CIC		Resignation by Mr. Plant for any Reason During Window Period	Change in Control	Death or Disability	Retirement
Cash Severance	$14,793,500	$22,190,250	$18,491,875	(1)	$14,793,500	$—	$—	$—
Pro Rata Bonus(2)	6,119,000	6,119,000	6,119,000		6,119,000	—	6,119,000	—
Continued Benefits	258,547	258,547	258,547		258,547	—	—	—
Vesting of SSARs(3)	35,591,637	35,591,637	25,923,005		25,923,005	9,668,632	21,340,289	25,923,005
Vesting of RSUs(3)	14,468,629	14,468,629	10,822,391		10,822,391	3,646,238	8,165,981	10,822,391
Performance Units(4)	4,011,150	4,011,150	4,011,150		4,011,150	—	4,011,150	4,011,150
Retirement Benefits(5)	3,129,227	3,129,227	3,129,227		3,129,227	—	—	—
Retiree Medical Benefits(6)	1,305,874	1,305,874	1,305,874		1,305,874	—	1,305,874	1,305,874
Total	$79,677,564	$87,074,314	$70,061,069		$66,362,694	$13,314,870	$40,942,294	$42,062,420

Potential Payments upon Termination or CIC — Other Named Executive Officers

		Termination and CIC Scenarios
		Termination w/o Cause or Resignation for Good Reason						Termination
Name	Benefits and Payments	Irrespective of CIC	Prior to CIC but During Discussion Period	After CIC but Prior to 1st Anniversary of CIC		On or After 1st Anniversary of CIC	Change in Control	by Company Upon or After Expiration of Term	Death or Disability
Joseph S. Cantie	Cash Severance	$2,233,125	$3,721,875	$2,977,500	(1)	$2,233,125	$—	$1,488,750	$—
	Pro Rata Bonus(2)	900,450	900,450	900,450		900,450	—	900,450	900,450
	Continued Benefits	151,723	151,723	151,723		151,723	—	99,482	—
	Vesting of SSARs(3)	6,662,392	6,662,392	8,083,881		8,083,881	3,021,438	6,662,392	6,662,392
	Vesting of RSUs(3)	2,548,315	2,548,315	3,372,040		3,372,040	1,139,475	2,548,315	2,548,315
	Performance Units(4)	1,247,056	1,247,056	1,247,056		1,247,056	—	1,247,056	1,247,056
	Total	$13,743,061	$15,231,811	$16,732,650		$15,988,275	$4,160,913	$12,946,445	$11,358,213
Peter J. Lake	Cash Severance	$1,937,787	$3,229,645	$2,583,716	(1)	$1,937,787	$—	$1,291,858	$—
	Pro Rata Bonus(2)	809,100	809,100	809,100		809,100	—	809,100	809,100
	Continued Benefits	151,407	151,407	151,407		151,407	—	99,271	—
	Vesting of SSARs(3)	2,743,982	2,743,982	3,270,821		3,270,821	1,269,002	2,743,982	2,743,982
	Vesting of RSUs(3)	1,047,630	1,047,630	1,359,985		1,359,985	478,561	1,047,630	1,047,630
	Performance Units(4)	498,823	498,823	498,823		498,823	—	498,823	498,823
	Total	$7,188,729	$8,480,587	$8,673,852		$8,027,923	$1,747,563	$6,490,664	$5,099,535
Neil E. Marchuk	Cash Severance	$1,700,325	$2,833,875	$2,267,100	(1)	$1,700,325	$—	$1,133,550	$—
	Pro Rata Bonus(2)	704,700	704,700	704,700		704,700	—	704,700	704,700
	Continued Benefits	74,559	74,559	74,559		74,559	—	49,364	—
	Vesting of SSARs(3)	2,404,504	2,404,504	3,068,539		3,068,539	1,027,285	2,404,504	2,404,504
	Vesting of RSUs(3)	924,519	924,519	1,291,384		1,291,384	387,436	924,519	924,519
	Performance Units(4)	488,435	488,435	488,435		488,435	—	488,435	488,435
	Total	$6,297,042	$7,430,592	$7,894,717		$7,327,942	$1,414,721	$5,705,072	$4,522,158
G. Patrick Olney	Cash Severance	$3,493,500	$5,822,500	$4,658,000	(1)	$3,493,500	$—	$2,329,000	$—
	Pro Rata Bonus(2)	1,479,000	1,479,000	1,479,000		1,479,000	—	1,479,000	1,479,000
	Continued Benefits	76,572	76,572	76,572		76,572	—	50,706	—
	Vesting of SSARs(3)	481,175	481,175	1,443,548		1,443,548	—	481,175	481,175
	Vesting of RSUs(3)	332,514	332,514	997,645		997,645	—	332,514	332,514
	Performance Units(4)	748,234	748,234	748,234		748,234	—	748,234	748,234
	Total	$6,610,995	$8,939,995	$9,402,999		$8,238,499	$—	$5,420,629	$3,040,923

(1)             The pro rata portion of the cash severance payment that would be based on the number of months from termination until the first anniversary of the CIC has been calculated assuming the termination date is six months after the CIC.

(2)             The cash incentive payment actually earned by each of the executives for the year ended December 31, 2014 has been used for the pro rata cash incentive payment due for the year of termination, given the assumption for these tables that the termination date was December 31, 2014.

(3)             Where applicable, (A) the value of RSU vesting is calculated by multiplying the closing price of the Company’s common stock on December 31, 2014  by the number of unvested RSUs that would receive accelerated or continued vesting, and (B) the value of SSARs vesting is calculated by multiplying the number of unvested SSARs that would receive accelerated (or, for Mr. Plant, continued) vesting by the closing price of the Company’s common stock on December 31, 2014, and subtracting the grant date fair value.  With respect to any resignation by Mr. Plant during the Window Period, since he is Retirement eligible under the terms of the equity awards granted in 2013 and 2014, the Retirement provisions for those awards should apply if he were to resign for any reason during the Window Period.

(4)             Where applicable, the value of the Performance Units is calculated as follows:  (A) where the performance period is deemed to end on the date of termination of employment, given the assumption for these tables that the termination date was December 31, 2014, the maximum number of shares that can be earned under the awards was multiplied by the closing price of the Company’s common stock on December 31, 2014, and (B) where the performance period would run as if there had been no termination of employment, the same maximum amount has been used given performance in the first year of the three-year period, although the actual payout (which can vary from zero to 150% of the target number of shares) cannot be determined until after the performance period ends on December 31, 2016.

(5)             The retirement benefits for Mr. Plant are estimated in the table at present value.

(6)             If Mr. Plant’s employment is terminated for any reason, other than by us for Cause, Mr. Plant and his spouse will be entitled to retiree medical benefits which are estimated in the table at present value.

Benefits and Payments Due under Termination and CIC Scenarios

Termination without Cause or for Good Reason Irrespective of a Change in Control or, for Mr. Plant, after the Window Period or During the Window Period for Termination without Cause:  If an executive’s employment is terminated by us without Cause (other than due to his death or Disability) or if he resigns for Good Reason irrespective of a Change in Control or, for Mr. Plant, for such a termination of employment after the Window Period or if he is terminated by us without Cause during the Window Period, subject to any applicable delay under Section 409A, he will be entitled to:

•                  Cash Severance Payment: (A) continued payment of base salary for 18 months (two years for Mr. Plant); plus (B) a monthly payment equal to 1/12 of the average of the executive’s three most recent (or, for Mr. Plant, four of the last eight that produce the highest average) annual cash incentive payments (the “Average Annual Cash Incentive Payment”) for 18 months (two years for Mr. Plant);

•                  Pro Rata Bonus: a pro rata cash incentive payment for the year of termination;

•                  Continued Benefits: provided for 18 months (24 months for Mr. Plant);

•                  Vesting of SSARs and RSUs: the executive’s unvested SSARs and RSUs that would have become vested on the next vesting date will vest (or, for Mr. Plant, the total number of his unvested SSARs vest and his unvested RSUs continue to vest according to their schedule);

•                  Performance Units:  for such a termination of employment irrespective of a Change in Control, a number of the Performance Units will vest, and shares will be issued to the executive, as if the performance period ended on the date of the executive’s termination of employment and, for Mr. Plant, for such termination of employment after the Window Period or if he is terminated by us without Cause during the Window Period, then after the end of the stated performance period on December 31, 2016, a number of Performance Units will vest, and shares will be issued to Mr. Plant, as if there had been no termination of employment;

•                  Retirement Benefits (for Mr. Plant only):  a supplemental retirement benefit under his supplemental executive retirement plan based on an additional deemed two years of service credit (“Retirement Benefits”); and

•                  Retiree Medical Benefits (for Mr. Plant only).

Termination without Cause or for Good Reason Prior to a Change in Control but during Discussion Period:  If an executive’s employment is terminated by us without Cause (other than due to his death or Disability) or if he resigns for Good Reason during the period after initial discussions regarding a CIC (the “Discussion Period”) but prior to a CIC, and the CIC subsequently occurs, subject to any applicable delay under Section 409A, he will be entitled to the benefits and payments identified in the scenario above (but with the remainder of the continuing cash severance payments being paid as a lump sum), plus an additional cash severance amount equal to the sum of the executive’s base salary and his Average Annual Cash Incentive Payment.

Termination without Cause or for Good Reason After a CIC but prior to the First Anniversary:  If an executive’s employment is terminated by us without Cause (other than due to his death or Disability) or resigns for Good Reason following a CIC but prior to the first anniversary of such CIC (or prior to the second anniversary of such CIC for the impact on equity awards granted in 2013 and 2014 as noted below), subject to any applicable delay under Section 409A, he will be entitled to:

•                  Cash Severance Payment:  lump sum equal to (A) 1.5 times the sum of his base salary and Average Annual Cash Incentive Payment (2 times for Mr. Plant), plus (B) a pro rata portion (based on the number of months from termination until the first anniversary of the CIC) of the sum of his base salary and Average Annual Cash Incentive Payment;

•                  Pro Rata Bonus:  pro rata cash incentive payment for the year of termination;

•                  Continued Benefits:  provided for 18 months (24 months for Mr. Plant);

•                  Vesting of SSARS and RSUs: the unvested SSARS and RSUs included in the 2013 and 2014 grants will vest, but the executive’s unvested SSARs and RSUs included in the 2012 grant will have already fully vested upon the CIC which occurs prior to the termination in this scenario;

•                  Performance Stock Units: after the end of the stated performance period on December 31, 2016, a number of Performance Units will vest, and shares will be issued to the executive, as if there had been no termination of employment;

•                  Retirement Benefits (for Mr. Plant only); and

•                  Retiree Medical Benefits (for Mr. Plant only).

Termination without Cause or for Good Reason on or after the First Anniversary of a CIC (for executives other than Mr. Plant):  If an executive’s employment is terminated by us without Cause (other than due to his death or Disability) or if he resigns for Good Reason on or after the first anniversary of a CIC (but prior to the second anniversary of such CIC for the impact on equity awards granted in 2013 and 2014 as noted below), subject to any applicable delay under Section 409A, he will be entitled to:

•                  Cash Severance Payment: (A) continued payment of base salary for 18 months; plus (B) a monthly payment equal to 1/12 of the Average Annual Cash Incentive Payment for 18 months;

•                  Pro Rata Bonus: a pro rata cash incentive payment for the year of termination;

•                  Continued Benefits: provided for 18 months;

•                  Vesting of SSARs and RSUs: the executive’s unvested SSARS and RSUs included in the 2013 and 2014 grants will vest, but the executive’s unvested SSARs and RSUs included in the 2012 grant will have already fully vested upon the CIC which occurs prior to the termination in this scenario; and

•                  Performance Units: after the end of the stated performance period on December 31, 2016, a number of Performance Units will vest, and shares will be issued to the executive, as if there had been no termination of employment.

Resignation for any Reason During the Window Period (applies to Mr. Plant only):  If Mr. Plant resigns for any reason during the Window Period, subject to any applicable delay under Section 409A, he will be entitled to the benefits and payments identified in the first scenario above except that (i) the remainder of the cash severance payments will be paid as a lump sum, and (ii) the unvested SSARs and RSUs granted to him in 2012 will have already fully vested upon the CIC which occurs prior to the termination in this scenario.  The SSARs and RSUs awarded to him in 2013 and 2014, and the Performance Units awarded to him in 2014, will not vest unless he resigns for Good Reason.  With respect to the Performance Units, if he does resign for Good Reason, after the end of the stated performance period on December 31, 2016, a number of Performance Units will vest, and shares will be issued to Mr. Plant, as if there had been no termination of employment.  However, since Mr. Plant is Retirement eligible under the terms of the equity awards granted in 2013 and 2014, the Retirement provisions for those awards would apply if he were to resign for any reason during the Window Period. Therefore, the Retirement value of those awards are included in the “Window Period” column above. The Committee has noted that it will not authorize the Company to include in any future executive officer employment agreement a commitment to pay any severance amount based on a single trigger or modified single trigger in the event of a change of control.

Upon Change in Control:  For the unvested 2012 equity grants only, upon a Change in Control, whether or not the executive is terminated, the total number of his unvested SSARs and unvested RSUs vest (a double trigger Change in Control provision was used for equity awards beginning with the 2013 grants). Although the 2012 equity grants are no longer outstanding since they completed vesting in February 2015, they were outstanding as of December 31, 2014, the assumed termination date for these tables, and thus have been accounted for above.

Death or Disability:  If an executive’s employment is terminated due to his death or by us for his Disability, he or his estate will be entitled to:

•                  Pro Rata Bonus:  pro rata cash incentive payment for the year of termination;

•                  Vesting of SSARs and RSUs:  the executive’s unvested SSARs and RSUs that would have become vested on the next vesting date will vest;

•                  Performance Units:  a number of Performance Units will vest, and shares will be issued to the executive, as if the performance period ended on the date of the executive’s termination of employment; and

•                  Retiree Medical Benefits (for Mr. Plant only): applies in the event of Disability or, for Mr. Plant’s spouse, in the event of Mr. Plant’s death.

Retirement:  If an executive retires (in accordance with the applicable Retirement definition), he will be entitled to:

•                  Vesting of SSARs and RSUs: for the 2013 and 2014 equity grants, both the SSARS and RSUs granted will continue to vest according to their three-year vesting schedule or, if Retirement occurs within the two year period after a Change in Control, then the unvested RSUs vest;

•                  Performance Stock Units: after the end of the stated performance period on December 31, 2016, a number of Performance Units will vest, and shares will be issued to the executive, as if there had been no termination of employment; and

•                  Retiree Medical Benefits (for Mr. Plant only).

No column for the Retirement scenario is included in the table above for Messrs. Cantie, Lake, Marchuk and Olney, because none of such executives had met the definition of Retirement as of December 31, 2014, the assumed date of the event, and therefore there is no value attributed to any of them for Retirement.

Termination by Company Upon or After Expiration of Term:  If any of Messrs. Cantie, Lake, Marchuk or Olney is terminated by us upon or following the expiration of his employment term, subject to any applicable delay under Section 409A, he will be entitled to:

•                  Cash Severance Payment:  (A) continued payment of base salary for 12 months plus (B) a monthly payment equal to 1/12 of the executive’s Average Annual Cash Incentive Payment for 12 months;

•                  Pro Rata Bonus: a pro rata cash incentive payment for the year of termination;

•                  Continued Benefits:  continued provision for 12 months;

•                  Vesting of SSARs and RSUs:  because this would essentially be a termination by the Company without Cause, the executive’s unvested SSARs and RSUs that would have become vested on the next vesting date will vest; and

•                  Performance Units: a number of Performance Units will vest, and shares will be issued to the executive, as if the performance period ended on the date of the executive’s termination of employment.

Director Compensation

We pay director compensation only to our independent directors.  Executive management periodically reviews with the Compensation Committee the status of independent director compensation and any changes to such compensation arises from the recommendation of the Compensation Committee, with a decision by the Board.  For 2014 such compensation consisted of:

•                  An annual cash retainer of $100,000;

•                  An annual retainer of $25,000 for acting as Lead Independent Director;

•                  An annual retainer of $20,000 for acting as Chair of the Audit Committee and an annual retainer of $15,000 for acting as a member of the Audit Committee;

•                  An annual retainer of $15,000 for acting as Chair of the Compensation Committee and an annual retainer of $10,000 for acting as a member of the Compensation Committee;

•                  An annual retainer of $7,500 for acting as Chair of the Corporate Governance and Nominating Committee and an annual retainer of $3,500 for acting as a member of the Corporate Governance and Nominating Committee; and

•                  A grant of 1,638 RSUs for each independent director in May 2014.  The number of RSUs awarded in 2014 included extra units to account for the movement in the grant date from February to the date of the annual stockholders meeting in May, in order to correlate the grant timing to the directors’ election date.  Each RSU represents the unfunded, unsecured right to receive one share of TRW common stock on the first anniversary of the grant date, provided the individual continues to be a member of the Board.  In addition, the RSU agreement provides for accelerated vesting in the event of a Change in Control.

A deferred compensation plan exists for the independent directors allowing them to elect to defer their compensation.   However, none of our current directors participate in the plan.

The Company also reimburses its directors for their travel and related out-of-pocket expenses in connection with attending Board, committee and stockholders’ meetings.  In addition, from time to time the Company invites spouses of the directors to attend as well.  In such case, the Company pays for the spouse’s travel and certain other non-business expenses and reimburses the directors for taxes attributable to that income.

Director Compensation for 2014

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
James F. Albaugh	115,000	132,973	—	247,973
Francois J. Castaing	130,000	132,973	1,217	264,190
Robert L. Friedman	103,500	132,973	1,252	237,725
Michael R. Gambrell	115,000	132,973	3,021	250,994
J. Michael Losh	130,000	132,973	2,119	265,092
David W. Meline	125,000	132,973	2,545	260,518
Jody G. Miller	107,500	132,973	—	240,473
Neil P. Simpkins	156,250	132,973	411	289,634
David S. Taylor	110,000	132,973	4,182	247,155

(1)         The values shown represent the aggregate grant date fair value in accordance with Accounting Standards Codification (“ASC”) 718 of the 1,638 RSUs granted effective May 13, 2014, to each independent director.  As of December 31, 2014, there were a total of 1,638 RSUs outstanding for independent director.

(2)         Represents reimbursement of taxes owed, with respect to perquisites that are not required to be included in this column because of their de minimus amount.

Our independent directors are also required to meet certain stock ownership guidelines.  We feel this further aligns their interests with those of our stockholders.  Under these guidelines, the independent directors are expected, over a period of five years from the date they are elected as a director or are determined to be independent, to acquire and hold a total of eight thousand (8,000) shares of our common stock.  Unvested restricted stock units do not count toward satisfying these requirements.  Each of our independent directors exceeds these guidelines, other than Messrs. Simpkins and Meline, who were first designated independent directors in 2014, and Messrs. Albaugh and Losh.

Compensation Committee Report

The Compensation Committee of our Board (the “Committee”) has reviewed and discussed with management the Compensation Discussion and Analysis set forth above in this Amendment and, based on such review and discussion, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

COMPENSATION COMMITTEE:

Francois J. Castaing (Chair)
J. Michael Losh
David S. Taylor

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The information required by Item 12 relating to securities authorized for issuance under equity compensation plans is incorporated herein by reference to such information under the caption “Equity Compensation Plan Information” in Part II, Item 5 of the Original Filing.

Security Ownership of Certain Beneficial Owners and Management

The table below shows how much of our common stock was beneficially owned as of April 24, 2015 (unless another date is indicated) by (i) each person known by TRW to beneficially own more than 5% of our common stock, (ii) each director (who was serving as a director as of that date) and nominee for director, (iii) each executive officer named in the Summary Compensation Table appearing later in this Amendment, and (iv) all current directors and executive officers as a group. In general, a person “beneficially owns” shares if he or she has or shares with others the right to vote those shares or to dispose of them, or if the person has the right to acquire such voting or disposition rights within 60 days of April 24, 2015 (such as by exercising options or stock appreciation rights).

Name of Beneficial Owner	Number	Percent

Beneficial Owners of More than 5%:
FMR LLC (1)	6,629,232	5.7
The Vanguard Group (2)	6,464,879	5.6

Directors and Executive Officers:
James F. Albaugh (3)	6,821	*
Francois J. Castaing (3) (4)	21,304	*
Robert L. Friedman (3)	5,014	*
Michael R. Gambrell (3)	16,479	*
J. Michael Losh (3)	6,254	*
David W. Meline (3)	1,638	*
Jody G. Miller (3)	26,214	*
John C. Plant (5)	1,085,372	*
Neil P. Simpkins (3)	1,638	*
David S. Taylor (3)	10,029	*
Joseph S. Cantie (5)	357,534	*
Peter J. Lake (5)	216,534	*
Neil E. Marchuk (5)	113,564	*
G. Patrick Olney (5)	30,577	*
All directors and executive officers as a group (15 persons)	1,972,281	1.7

*  Less than 1% of shares of common stock outstanding.

(1)     Based on a Schedule 13G filed with the SEC on February 13, 2015 by FMR LLC (“FMR”).  FMR filed the Schedule 13G as a parent holding company, indicating that it has sole voting power over 5,675,459 shares and sole investing power over 6,629,232 shares.  Fidelity’s address is 245 Summer Street, Boston, Massachusetts 02210.

(2)         Based on a Schedule 13G filed with the SEC on February 10, 2015 by The Vanguard Group (“Vanguard”).  Vanguard filed the Schedule 13G as an investment advisor, indicating that it has sole voting power over 105,366 shares, sole investment power over 6,370,133 shares and shared investment power over 94,746 shares.  Vanguard’s address is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(3)         Shares shown as beneficially owned by the independent directors include 819 shares that will be acquired by Mr. Albaugh, and 1,638 shares that will be acquired by each of the other independent directors, within 60 days of April 24, 2015 upon the vesting of outstanding RSUs.

(4)         Of the shares shown as beneficially owned by Mr. Castaing, 18,166 are held indirectly by Castaing and Associates, in which Mr. Castaing has a controlling interest and 1,500 shares are held in a charitable foundation over which Mr. Castaing has shared voting and disposition power.

(5)         Shares shown as beneficially owned by the executive officers include shares underlying stock options and SSARs which are exercisable or may be exercised within 60 days as follows: (a) 534,021 shares for Mr. Plant, (b) 166,574 shares for Mr. Cantie, (c) 129,463 shares for Mr. Lake, (d) 63,054 shares for Mr. Marchuk, and (e) 23,645 shares for Mr. Olney.  The gross number of the shares underlying the SSARs is included in the table above although, at the time of any exercise, shares will be withheld to cover the applicable withholding taxes and shares representing the grant date fair market value of the SSARs will be netted out upon settlement.  Shares shown as beneficially owned by the executive officers also include any shares held through the TRW Automotive 401(k) Savings Plan.  Further, 58,939 of the shares shown as beneficially owned by Mr. Plant are held indirectly by one or more trusts set up for his estate planning purposes.

Hedging/Pledging Policy

The Board has adopted, as part of TRW’s insider trading policy, prohibitions against directors, officers and employees of TRW engaging in (i) any hedging or monetization transactions involving TRW securities, (ii) any transactions in publicly traded options, such as puts or calls, or other derivative securities, relating to TRW securities, (iii) short sales of TRW securities (sales of securities that are not then owned), and (iv) short-term trading of TRW securities.  In addition, directors and officers (as defined under Section 16 of the Exchange Act), are prohibited from holding TRW securities in a margin account and are required to pre-clear any pledges of TRW securities; no such pledges exist.  Other officers and employees are discouraged from holding TRW securities in a margin account and from pledging TRW securities.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have a written policy that requires the Audit Committee to approve or ratify certain transactions involving the Company in which any director, director nominee, executive officer, 5% beneficial stockholder or any of their immediate family members (collectively, “related persons”) has a direct or indirect material interest, as determined by the Audit Committee.  This policy covers, without limitation, financial transactions, arrangements or relationships, indebtedness and guarantees of indebtedness and transactions involving employment (with certain exceptions) and similar relationships, but excludes certain transactions deemed not to involve a material interest on the part of the related person.  The policy requires directors, director nominees and executive officers to promptly notify the General Counsel or the CFO of any transaction involving TRW and a related person so that it can be reviewed by the Audit Committee to determine whether the related person has a direct or indirect material interest.  If the Audit Committee so determines, it considers all relevant information to assess whether the transaction is in, or not inconsistent with, the best interests of the Company and its stockholders.  Prior to any renewal of a previously approved related person transaction the Audit Committee will again review the transaction to determine whether it should be renewed.   In addition, the Audit Committee annually considers any ongoing related person arrangements.

FMR

In its Schedule 13G filed on February 13, 2015, FMR LLC (“FMR”) reported that it was filing the Schedule as a parent holding company to reflect the beneficial ownership of more than 5% of our outstanding common stock.   Prior to FMR establishing this 5% ownership, the Company or its subsidiaries entered into various agreements with affiliates of FMR pursuant to which such affiliates provide services to the Company and/or its subsidiaries.  Such agreements were negotiated on an arm’s length basis and are continuing.  Pursuant to such agreements, affiliates of FMR earned fees of approximately $234,000 from

January 1, 2014 through March 31, 2015 for acting as recordkeeper of our 401(k) plans, administrator of each of our 2003 and 2012 Stock Incentive Plans and recordkeeper of our Benefits Equalization Plan, as well as acting as recordkeeper of a defined contribution plan for one of our joint ventures, which pays the portion of such fees attributable to those services.  Affiliates of FMR also earned fees from January 1, 2014 through March 31, 2015 totaling approximately $3 million for acting as the recordkeeper of our U.S. pension plan, which fees are paid by the pension trust; and fees from plan participants for its brokerage services in its capacity as exclusive broker/dealer for options, SSARs and restricted stock units granted under our Stock Incentive Plans.  Finally, affiliates of FMR earn investment management fees from each Fidelity mutual fund offered under the 401(k) plans based on a percentage of the plan assets invested in such funds.

Director Independence

TRW’s Board is currently comprised of nine directors who qualify as “independent” under the rules adopted by the SEC and the New York Stock Exchange (“NYSE”) listing requirements, plus our CEO.  To be considered independent, the Board must determine each year that a director does not have any direct or indirect material relationship with TRW. When assessing the “materiality” of any relationship a director has with TRW, the Board reviews all the relevant facts and circumstances of the relationship to assure itself that no commercial or charitable relationship of a director impairs such director’s independence.

The Board established guidelines, which are set forth in its Corporate Governance Guidelines published on TRW’s Internet site (www.trw.com) under Investor Relations/Corporate Governance, to assist it in determining director independence under the regulatory requirements.  These guidelines provide that a director will not be independent if, within the preceding three years (i) the director was employed by TRW or its subsidiaries; (ii) an immediate family member of the director was employed by TRW or its subsidiaries as an executive officer; (iii) a TRW executive officer was on the compensation committee (or a committee performing similar functions) of the board of directors of a company which employed the director, or which employed an immediate family member of the director, as an executive officer; or (iv) the director or an immediate family member of the director received more than $120,000 during any twelve-month period in direct compensation from TRW or its subsidiaries (other than payments for current or past service as a director or compensation received by a family member for service as a non-executive employee).  In addition, a director will not be independent if (i) the director or an immediate family member of the director is a current partner of TRW’s independent auditor; (ii) the director is a current employee of such firm; (iii) an immediate family member of the director is a current employee of such firm and personally works on TRW’s audit; or (iv) the director or immediate family member of the director was within the last three years a partner or employee of such firm and personally worked on TRW’s audit within that time.  The following commercial or charitable relationships will not be considered to be material relationships that would impair a director’s independence: (i) if a TRW director is an employee of another company that does business with TRW and the annual sales to, or purchases from, TRW or its subsidiaries are less than the greater of $1 million or 2% of the annual revenues of the company he or she is employed by; (ii) if a TRW director is an employee of another company which is indebted to TRW or its subsidiaries, or to which TRW or its subsidiaries is indebted, and the total amount of either company’s indebtedness to the other is less than 2% of the total consolidated assets of the company he or she is employed by; and (iii) if a TRW director serves as an officer, director or trustee of a charitable organization and TRW’s discretionary charitable contributions to the organization are less than the greater of $1 million or 2% of that organization’s total annual charitable receipts. (Automatic matching of employee charitable contributions will not be included in the amount of TRW’s contributions for this purpose.)

The Board has affirmatively determined that each of the following directors meet these standards for independence and qualify as independent: James F. Albaugh, Francois J. Castaing, Robert L. Friedman, Michael R. Gambrell, J. Michael Losh, David W. Meline, Jody G. Miller, Neil P. Simpkins and David S. Taylor. Throughout this Amendment, we refer to these directors as our “independent directors.” The only director who is not considered independent at this point in time is our CEO.

In determining the independence of the independent directors, the Board considered their charitable affiliations, but found that TRW either made no donations to their affiliated charities or donations were well below the prohibited levels.  The Board also considered Mr. Meline’s status, prior to August 2014, as an employee of 3M Company (“3M”) in light of TRW’s purchases of product from 3M and concluded that Mr. Meline is independent since TRW’s purchases from 3M totaled an insignificant percentage of 3M’s annual sales, well below the 2% threshold.  In addition, although Mr. Losh serves on the audit committee of more than three publicly traded companies, the Board determined that such simultaneous service does not impair his ability to serve on TRW’s Audit Committee because Mr. Losh is not otherwise employed.  There were no other relationships, transactions or arrangements with any of the independent directors required to be disclosed herein or not required to be so disclosed but considered by the Board.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

Ernst & Young LLP (“EY”) is TRW’s independent registered public accounting firm.

(Dollars in Millions)	Fiscal Year 2014	Fiscal Year 2013
Audit Fees	$9.238	$9.094
Audit-Related Fees	.518	.483
Tax Fees	2.465	3.079
All Other Fees	—	—
Total	$12.221	$12.656
Percent of total that were audit or audit related	80%	76%

Audit Fees.  Audit fees are related to EY’s audit of our annual financial statements, timely interim reviews of the financial statements included in quarterly reports on Form 10-Q, statutory audits, assistance with registration statements and issuance of comfort letters and consents.

Audit-Related Fees.  Audit-related services consisted primarily of audits of employee benefit plans, as well as agreed-upon procedures required to comply with financial accounting or regulatory reporting matters and certain diligence services.

Tax Fees.  Tax fees primarily represent fees for tax planning services and tax-related compliance provided to TRW and its subsidiaries by EY.

All Other Fees.  These represent fees for all other services provided to TRW and its subsidiaries by EY, the majority of which related to training and research.

The Audit Committee has considered the nature of the above-listed services provided by EY and determined that they are compatible with their provision of independent audit services. The Audit Committee has discussed these services with EY and management to determine that they are permitted under the Code of Professional Conduct of the American Institute of Certified Public Accountants and the SEC’s auditor independence requirements.

We have implemented procedures to ensure full compliance with the provisions of the Sarbanes-Oxley Act of 2002, including restrictions on the services which may be provided by EY. The Audit Committee believes that these restrictions have had no significant effect on the nature and scope of services provided by EY nor on our ability to procure accounting, tax or other professional services as required.

Pre-Approval Policy and Procedures

The Audit Committee has also adopted procedures for pre-approving all audit and non-audit services provided by EY. These procedures include reviewing all requested audit and permitted non-audit services and a budget for such services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are recurring in nature and otherwise anticipated at the time the budget is submitted. Further Audit Committee approval is required to exceed the budget amount for a particular category of all audit and non-audit services by more than $50,000 (“Cost Over-Runs”) and to engage the independent auditor for any non-audit services not included in the budget. For both types of pre-approval, the Audit Committee considers whether such services are consistent with the SEC rules on auditor independence. The Audit Committee also considers whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with our business, people, culture, accounting systems, risk profile, and whether the services enhance our ability to manage or control risks and improve audit quality.  For any service that has been pre-approved by the Audit Committee, management has the authority to reimburse reasonable out-of-pocket expenses incurred by EY in connection therewith.  These reimbursed expense amounts do not count toward the pre-approved cost levels or budgeted amounts and are not considered a Cost Over-Run.  The Audit Committee may delegate pre-approval authority to one or more of its members. The Audit Committee periodically monitors the services rendered and actual fees paid to the independent auditors to ensure that such services are within the parameters approved by the Audit Committee.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       (1)       Financial Statements

The following documents were previously filed as part of the Original Filing:

•              Consolidated Statements of Earnings for the years ended December 31, 2014, 2013 and 2012

•              Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2014, 2013 and 2012

•              Consolidated Balance Sheets as of December 31, 2014 and 2013

•              Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

•              Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

•              Notes to Consolidated Financial Statements

•              Reports of Ernst & Young LLP, independent registered public accounting firm

(2)        Financial Statement Schedule —

The following document was previously filed as a part of the Original Filing:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012

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

			Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

2.1	(a)	The Master Purchase Agreement, dated as of November 18, 2002 (the “MPA”) between BCP Acquisition Company L.L.C. (“BCP”) and Northrop Grumman Corporation (“Northrop”)	TAI S-4	2.1	07/01/2003
	(b)	Amendment No. 1, dated December 20, 2002, to the MPA among BCP, Northrop, TRW Inc. and TAI	TAI S-4	2.2	07/01/2003
	(c)	Amendment No. 2, dated February 28, 2003, to the MPA among BCP, Northrop, Northrop Grumman Space & Mission Systems Corp. (“NGS&MS”) and TAI	TAI S-4	2.3	07/01/2003
	(d)	Amendment No. 3, dated December 19, 2011, to the MPA among Northrop, NGS&MS, TAI, BCP and Automotive Investors, L.L.C.	10-K	2.1(d)	02/16/2012
2.2		Agreement and Plan of Merger, dated as of September 15, 2014, by and among Registrant, ZF Friedrichshafen AG and MSNA, Inc.	8-K	2.1	09/15/2014
3.1		Second Amended and Restated Certificate of Incorporation of Registrant	10-K	3.1	03/29/2004
3.2		Fourth Amended and Restated By-Laws of Registrant	8-K	3.1	02/14/2014
4.1		Form of Certificate of Common Stock of Registrant, as approved February 2010	10-K	4.1	02/25/2010

Registrant, in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K has omitted filing instruments defining the rights of holders of long-term debt of Registrant or any of its subsidiaries, which debt does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis, and agrees to furnish to the SEC copies of such instruments upon request.

10.1		Eighth Amended and Restated Credit Agreement, dated as of September 28, 2012, among TAI, Registrant, certain of Registrant’s foreign subsidiaries, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as lead arrangers	8-K	10.1	10/01/2012
10.2		Amended and Restated U.S. Guarantee and Collateral Agreement, dated as of September 28, 2012, among TAI, Registrant, certain specified subsidiaries of Registrant and JPMorgan Chase Bank, N.A., as collateral agent	10-Q	10.2	10/30/2012
10.3		Amended and Restated Foreign Guarantee, dated as of September 28, 2012, among each foreign subsidiary of Registrant and JPMorgan Chase Bank, N.A., as collateral agent	10-Q	10.4	10/30/2012
10.4		Insurance Allocation Agreement, dated as of February 28, 2003, between NGS&MS. and TAI	TAI S-4	10.15	07/01/2003
10.5		Employee Stockholders Agreement, dated as of February 28, 2003, by and among Registrant and the other parties named therein	TAI S-4	10.18	07/01/2003
10.6	(a)	Letter Agreement, dated May 27, 2003, between John C. Plant and TAI	TAI S-4	10.37	07/01/2003
	(b)	Employment Agreement, dated as of February 6, 2003 between TAI, TRW Limited and John C. Plant	TAI S-4	10.22	07/01/2003
	(c)	Amendment dated as of December 16, 2004 to Employment Agreement of John C. Plant	10-K	10.45	02/23/2005
	(d)	Second Amendment dated as of February 22, 2005 to Employment Agreement of John C. Plant	10-K	10.51	02/23/2005
	(e)	Third Amendment dated as of July 28, 2006 to Employment Agreement of John C. Plant	10-Q	10.1	08/02/2006
	(f)	Fourth Amendment dated as of December 18, 2008 to Employment Agreement of John C. Plant	8-K	10.5	12/22/2008
	(g)	Sixth Amendment dated as of November 20, 2009 to Employment Agreement of John C. Plant	10-K	10.15(g)	02/25/2010
	(h)	Amended and Restated TRW Automotive Supplemental Retirement Income Plan, effective January 1, 2009	8-K	10.1	12/22/2008

			Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

	(i)	John C. Plant 2009 Supplemental Retirement Plan, effective as of January 1, 2009	8-K	10.6	12/22/2008
	(j)	Form of Amendment to John C. Plant 2009 Supplemental Retirement Plan	8-K	10.1	11/16/2012
10.7	(a)	Employment Agreement, dated as of February 13, 2003 by and between TAI and Joseph S. Cantie	TAI S-4	10.25	07/01/2003
	(b)	Amendment dated as of April 30, 2004 to Employment Agreement of Joseph S. Cantie	10-Q	10.4	05/07/2004
	(c)	Second Amendment dated as of December 16, 2004 to Employment Agreement of Joseph S. Cantie	10-K	10.49	02/23/2005
	(d)	Third Amendment dated as of July 29, 2005 to Employment Agreement of Joseph S. Cantie	10-Q	10.3	08/02/2005
10.8	(a)	Employment Agreement, dated as of February 28, 2003 by and between TAI, TRW Limited and Steven Lunn	TAI S-4	10.23	07/01/2003
	(b)	Amendment dated as of December 16, 2004 to Employment Agreement of Steven Lunn	10-K	10.46	02/23/2005
	(c)	Second Amendment dated as of January 12, 2009 to Employment Agreement of Steven Lunn	8-K	10.1	01/13/2009
	(d)	Fourth Amendment dated as of November 30, 2010 to Employment Agreement of Steven Lunn	10-K	10.13(d)	02/17/2011
	(e)	Declaration of Trust, the TRW Retirement Benefit Plan, dated November 1, 2010 between TAI and Barclays Wealth Trustees (Guernsey) Limited	10-K	10.13(g)	02/17/2011
10.9	(a)	Employment Agreement dated as of January 1, 2014, by and between TAI and Patrick Olney	10-K	10.9(a)	02/14/2014
	(b)	Agreement Regarding Signing Bonus, as of January 1, 2014, by and between TAI and Patrick Olney	10-K	10.9(b)	02/14/2014
10.10	(a)	Employment Agreement, dated as of February 27, 2003 by and between TRW Limited and Peter J. Lake	TAI S-4	10.24	07/01/2003
	(b)	Amendment dated as of April 30, 2004 to Employment Agreement of Peter J. Lake	10-Q	10.5	05/07/2004
	(c)	Second Amendment dated as of December 16, 2004 to Employment Agreement of Peter J. Lake	10-K	10.47	02/23/2005
	(d)	Third Amendment dated as of July 29, 2005 to Employment Agreement of Peter J. Lake	10-Q	10.1	08/02/2005
	(e)	Fourth Amendment dated as of November 12, 2008 to Employment Agreement of Peter J. Lake	8-K	10.4	11/13/2008
	(f)	Fifth Amendment dated as of December 18, 2008 to Employment Agreement of Peter J. Lake	8-K	10.4	12/22/2008
	(g)	Seventh Amendment to Employment Agreement, dated as of October 1, 2009, among TAI, TRW Limited and Peter J. Lake	8-K	10.1	09/30/2009
10.11	(a)	Employment Agreement dated as of August 16, 2004 by and between TAI and Neil E. Marchuk	10-Q	10.1	11/04/2004
	(b)	Amendment dated as of December 16, 2004 to Employment Agreement of Neil E. Marchuk	10-K	10.5	02/23/2005
	(c)	Second Amendment dated as of July 29, 2005 to Employment Agreement of Neil E. Marchuk	10-Q	10.4	08/02/2005
	(d)	Sixth Amendment dated as of February 18, 2009 to Employment Agreement of Neil E. Marchuk	10-Q	10.1	05/06/2009
10.12	(a)	Employment Agreement, dated as of February 1, 2010 by and between TAI and Robin A. Walker-Lee	10-K	10.17	02/17/2011
	(b)	Second Amendment dated as of February 15, 2012 to Employment Agreement of Robin A. Walker-Lee	10-Q	10.1	05/01/2012
10.13	(a)	Form of Fourth Amendment to Employment Agreement, dated as of November 12, 2008, between TAI and each of Joseph S. Cantie and Neil E. Marchuk	8-K	10.3	11/13/2008

			Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

	(b)	Form of Fifth Amendment to Employment Agreement, dated as of December 18, 2008, between TAI and each of Joseph S. Cantie and Neil E. Marchuk	8-K	10.3	12/22/2008
	(c)	Form of Amendment to Employment Agreement, dated as of February 26, 2009, between TAI and/or TRW Limited, as applicable, and each of John C. Plant, Steven Lunn, Peter J. Lake, Joseph S. Cantie and Neil E. Marchuk	8-K	10.1	02/24/2009
	(d)	Form of Amendment to Employment Agreement, dated November 16, 2011, between TAI and each of Joseph S. Cantie, Peter J. Lake, Neil E. Marchuk and Robin A. Walker-Lee	8-K	10.1	11/18/2011
	(e)	Form of Amendment to Employment Agreement, dated November 12, 2014, between TAI and each of Joseph S. Cantie, Peter J. Lake, Neil E. Marchuk, G. Patrick Olney, and Robin A. Walker-Lee	8-K	10.1	11/14/2014
10.14		TRW Automotive Benefits Equalization Plan effective January 1, 2009	10-K	10.19	02/17/2011
10.15		Form of TAI Executive Officer Cash Incentive Award Agreement between TAI and each of the Registrant’s executive officers	8-K	10.1	02/26/2010
10.16		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	8-K	10.5	11/13/2008
10.17	(a)	Amended and Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan	DEF 14A	Appendix A	04/03/2009
	(b)	First Amendment to Amended & Restated TRW Automotive Holdings Corp. 2003 Stock Incentive Plan, dated as of February 18, 2009	10-Q	10.2	05/06/2009
	(c)	Form of General Non-Qualified Stock Open Agreement	TAI S-4	10.21	07/01/2003
	(d)	Form of Chief Executive Officer Non-Qualified Stock Option Agreement	8-K	10.1	02/25/2005
	(e)	Form of Executive Officer Non-Qualified Stock Option Agreement	8-K	10.2	02/25/2005
	(f)	Form of General Restricted Stock Unit Agreement	10-K	10.24(f)	02/17/2011
	(g)	Form of Chief Executive Officer Restricted Stock Unit Agreement	8-K	10.3	02/25/2005
	(h)	Form of Executive Officer Restricted Stock Unit Agreement	8-K	10.4	02/25/2005
	(i)	Form of Director Restricted Stock Unit Agreement	8-K	10.5	02/25/2005
	(j)	Form of Chief Executive Officer Stock-Settled Stock Appreciation Rights (“SSAR”) Agreement	8-K	10.3	02/26/2010
	(k)	Form of Executive Officer SSAR Agreement	8-K	10.2	02/26/2010
	(l)	Form of General Stock-Settled SSAR Agreement	10-K	10.24(l)	02/17/2011
10.18	(a)	TRW Automotive Holdings Corp. 2012 Stock Incentive Plan	DEF 14A	Appendix A	03/29/2012
	(b)	Form of Chief Executive Officer SSAR Agreement	10-Q	10.1	04/30/2013
	(c)	Form of Executive Officer SSAR Agreement	10-Q	10.2	04/30/2013
	(d)	Form of General SSAR Agreement	10-Q	10.3	04/30/2013
	(e)	Form of Chief Executive Officer Restricted Stock Unit Agreement	10-Q	10.4	04/30/2013
	(f)	Form of Executive Officer Restricted Stock Unit Agreement	10-Q	10.5	04/30/2013
	(g)	Form of General Restricted Stock Unit Agreement	10-Q	10.6	04/30/2013
	(h)	Form of Director Restricted Stock Unit Agreement	10-Q	10.7	04/30/2013
	(i)	Form of General Non-Qualified Stock Option Agreement	10-Q	10.8	04/30/2013
	(j)	Form of Executive Officer Performance Stock Unit Agreement	8-K	10.3	02/14/2014
21.1*		List of Subsidiaries	10-K	21.1	02/13/2015
23.1*		Consent of Ernst & Young LLP	10-K	23.1	02/13/2015
31	(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002				X

Incorporated By Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

	(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002				X
32*		Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002	10-K	32	02/13/2015
101.INS*		XBRL Instance Document	10-K	101.INS	02/13/2015
101.SCH*		XBRL Taxonomy Extension Schema Document	10-K	101.SCH	02/13/2015
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document	10-K	101.CAL	02/13/2015
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document	10-K	101.LAB	02/13/2015
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document	10-K	101.PRE	02/13/2015
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document	10-K	101.DEF	02/13/2015

*	Previously filed or furnished, as applicable, as an exhibit to the Original Filing filed with the SEC on February 13, 2015

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRW Automotive Holdings Corp.
(Registrant)

	By:	/s/ JOSEPH S. CANTIE
Joseph S. Cantie
Date: April 28, 2015		Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)