Form 10-Q
period 2015-04-03
TRW AUTOMOTIVE HOLDINGS CORP
filed 2015-05-05
CIK 1267097

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2015
OR
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

        As of April 28, 2015, the number of shares outstanding of the registrant's Common Stock was 115,924,794.

TRW Automotive Holdings Corp.
Index

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

TRW Automotive Holdings Corp.

Consolidated Statements of Earnings

	Three Months Ended
	April 3, 2015	March 28, 2014
	(Unaudited)
	(In millions, except per share amounts)
Sales	$4,142	$4,442
Cost of sales	3,659	3,942

Gross profit	483	500
Administrative and selling expenses	150	166
Restructuring charges and asset impairments	4	20
Transaction costs	2	—
Gain on divestiture	(186)	—
Other (income) expense—net	(21)	6

Operating income	534	308
Interest expense—net	23	31
Loss on retirement of debt—net	1	—
Equity in earnings of affiliates, net of tax	(11)	(10)

Earnings before income taxes	521	287
Income tax expense	144	78

Net earnings	377	209
Less: Net earnings attributable to noncontrolling interest, net of tax	11	10

Net earnings attributable to TRW	$366	$199

Basic earnings per share:
Earnings per share	$3.18	$1.76

Weighted average shares outstanding	115.1	113.3

Diluted earnings per share:
Earnings per share	$3.13	$1.68

Weighted average shares outstanding	117.1	119.8

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Consolidated Statements of Comprehensive Earnings

	Three Months Ended
	April 3, 2015	March 28, 2014
	(Unaudited) (Dollars in millions)
Net earnings	$377	$209
Other comprehensive (losses) earnings:
Foreign currency translation	(198)	—
Retirement obligations, net of tax	36	3
Deferred cash flow hedges, net of tax	40	—

Total other comprehensive (losses) earnings	(122)	3

Comprehensive earnings	255	212
Less: Comprehensive earnings attributable to noncontrolling interest	5	8

Comprehensive earnings attributable to TRW	$250	$204

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Balance Sheets

	As of
	April 3, 2015	December 31, 2014
	(Unaudited)
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,017	$1,031
Accounts receivable—net	2,580	2,432
Inventories	978	972
Prepaid expenses and other current assets	454	413
Assets held-for-sale	265	252

Total current assets	5,294	5,100
Property, plant and equipment—net of accumulated depreciation of $3,745 and $4,065, respectively	2,441	2,645
Goodwill	1,740	1,749
Intangible assets—net	290	291
Pension assets	654	663
Other assets	863	846

Total assets	$11,282	$11,294

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$264	$222
Current portion of long-term debt	45	72
Trade accounts payable	2,287	2,423
Accrued compensation	199	253
Other current liabilities	1,193	1,270
Liabilities related to assets held-for-sale	113	104

Total current liabilities	4,101	4,344
Long-term debt	1,285	1,284
Postretirement benefits other than pensions	328	346
Pension benefits	713	774
Other long-term liabilities	574	508

Total liabilities	7,001	7,256
Commitments and contingencies
Stockholders' equity:
Capital stock	1	1
Paid-in-capital	1,830	1,829
Retained earnings	3,117	2,751
Accumulated other comprehensive losses	(855)	(739)

Total TRW stockholders' equity	4,093	3,842
Noncontrolling interest	188	196

Total equity	4,281	4,038

Total liabilities and equity	$11,282	$11,294

See accompanying notes to unaudited condensed consolidated financial statements.

TRW Automotive Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	April 3, 2015	March 28, 2014
	(Unaudited) (Dollars in millions)
Operating Activities
Net earnings	$377	$209
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	106	109
Net pension and other postretirement benefits cost/income and contributions	(26)	(58)
Gain on divestiture	(186)	—
Asset impairments	—	12
Deferred income taxes	69	30
Other—net	(18)	(5)
Changes in assets and liabilities:
Accounts receivable—net	(326)	(473)
Inventories	(94)	(50)
Trade accounts payable	28	57
Prepaid expenses and other assets	(119)	(57)
Other liabilities	(3)	43

Net cash used in operating activities	(192)	(183)
Investing Activities
Capital expenditures	(95)	(105)
Net proceeds from asset sales and divestiture	313	—
Investment in non-consolidated joint venture assets	(5)	—

Net cash provided by (used in) investing activities	213	(105)
Financing Activities
Change in short-term debt	42	242
Proceeds from issuance of long-term debt, net of fees	10	—
Redemption of long-term debt	(12)	(471)
Proceeds from exercise of stock options	1	1
Repurchase of capital stock	—	(400)
Dividends paid to noncontrolling stockholders	(13)	(3)

Net cash provided by (used in) financing activities	28	(631)
Effect of exchange rate changes on cash	(60)	1
Change in cash held-for-sale	(3)	—

Decrease in cash and cash equivalents	(14)	(918)
Cash and cash equivalents at beginning of period	1,031	1,729

Cash and cash equivalents at end of period	$1,017	$811

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

        At the effective time of the ZF Merger, each share of the Company's common stock issued and outstanding (other than any shares of Company common stock held by ZF, ZNA, Merger Sub or any other wholly owned subsidiary of ZF, treasury shares held by the Company and shares owned by stockholders who have properly made and not withdrawn a demand for appraisal rights under Delaware law) will be converted into the right to receive $105.60 in cash, without interest (the "Merger Consideration"). In addition, at the effective time of the ZF Merger, (i) all then-outstanding Company stock options, restricted stock units ("RSUs"), phantom stock units ("PSUs") and performance share units ("Performance Units," which will vest at the "maximum level" of performance), whether vested or unvested, will be converted into the right to receive the Merger Consideration, less the exercise price of such awards, if any, and (ii) all then-outstanding Company stock-settled stock appreciation rights ("SSARs"), whether vested or unvested, will be converted into the right to receive an amount in cash equal to the excess of the lesser of the Merger Consideration and the "maximum value" of such stock appreciation right over the fair market value per share at the relevant grant date. The consummation of the ZF Merger is subject to the receipt of antitrust approvals in the United States and Mexico and other customary closing conditions. The transaction is expected to close by the end of the second quarter of 2015. If completed, the ZF Merger will result in the Company becoming a wholly owned subsidiary of ZF and its shares will no longer be listed on any public market.

3. Basis of Presentation

        These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended, filed with the U.S. Securities and Exchange Commission ("SEC").

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Basis of Presentation (Continued)

        These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements include all adjustments (consisting primarily of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Operating results for the three months ended April 3, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015.

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Basis of Presentation (Continued)

        Net earnings attributable to TRW and the weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months Ended
	April 3, 2015	March 28, 2014
	(In millions, except per share amounts)
Net earnings attributable to TRW	$366	$199
Interest expense on exchangeable notes, net of tax	—	1
Amortization of discount on exchangeable notes, net of tax	—	1

Net earnings attributable to TRW for purposes of calculating diluted earnings per share	$366	$201

Basic:
Weighted average shares outstanding	115.1	113.3

Basic earnings per share	$3.18	$1.76

Diluted:
Weighted average shares outstanding	115.1	113.3
Effect of dilutive stock options, RSUs and SSARs	1.3	1.5
Shares applicable to exchangeable notes	0.7	5.0

Diluted weighted average shares outstanding	117.1	119.8

Diluted earnings per share	$3.13	$1.68

        For the three months ended April 3, 2015, no securities were anti-dilutive to earnings per share. For the three months ended March 28, 2014, approximately 1.0 million securities were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Basis of Presentation (Continued)

        Equity.    The following table presents a rollforward of the changes in equity attributable to TRW shareholders and to the noncontrolling interest.

	Three Months Ended
	April 3, 2015			March 28, 2014
	Total	TRW Shareholders	Noncontrolling Interest	Total	TRW Shareholders	Noncontrolling Interest
	(Dollars in millions)
Beginning balance of equity	$4,038	$3,842	$196	$4,396	$4,194	$202
Net earnings	377	366	11	209	199	10
Other comprehensive (losses) earnings	(122)	(116)	(6)	3	5	(2)
Dividends paid to noncontrolling interest	(13)	—	(13)	(3)	—	(3)
Changes related to share-based compensation	(17)	(17)	—	(7)	(7)	—
Repurchase of capital stock	—	—	—	(400)	(400)	—
Conversion of 3.5% exchangeable notes	18	18	—	—	—	—

Ending balance of equity	$4,281	$4,093	$188	$4,198	$3,991	$207

        The following table presents changes in accumulated other comprehensive earnings (losses) attributable to TRW by component:

	Foreign Currency Translation	Retirement Obligations	Deferred Cash Flow Hedges	Total
	(Dollars in millions)
For the three months ended April 3, 2015:
Beginning balance attributable to TRW, net of tax	$(225)	(501)	(13)	(739)
Other comprehensive (losses) earnings before reclassifications, net of tax	(192)	34	43	(115)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	—	2 (a)	(3)	(1)

Other comprehensive (losses) earnings, net of tax	(192)	36	40	(116)

Ending balance attributable to TRW, net of tax	$(417)	$(465)	$27	$(855)

For the three months ended March 28, 2014:
Beginning balance attributable to TRW, net of tax	$41	$(405)	$(16)	$(380)
Other comprehensive earnings (losses) before reclassifications, net of tax	2	2	(3)	1
Amounts reclassified from accumulated other comprehensive earnings (losses), net of tax	—	1 (b)	3	4

Other comprehensive earnings, net of tax	2	3	—	5

Ending balance attributable to TRW, net of tax	$43	$(402)	$(16)	$(375)

(a)
Includes actuarial gains of $6 million, reduced by prior service cost of $3 million, net of tax of $1 million.

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

        The following table presents the movement in the product warranty liability for the periods indicated:

	Three Months Ended
	April 3, 2015	March 28, 2014
	(Dollars in millions)
Beginning balance	$154	$152
Current period accruals, net of changes in estimates	13	13
Liabilities held-for-sale	(1)	—
Used for purposes intended	(10)	(11)
Effects of foreign currency translation and other activity	(6)	—

Ending balance	$150	$154

        Recently Adopted or Issued Accounting Pronouncements.    In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which provides a single revenue recognition model intended to improve comparability over a range of industries, companies and geographical boundaries and to enhance disclosures. The standard is effective retrospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. Early adoption is not permitted. The Company continues to assess the potential impact on its operations and financial statements.

        In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)," which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective retrospectively for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. When adopted, the implementation of this ASU will not have a material impact on the Company's consolidated financial statements.

4. Divestiture and Assets Held-For-Sale

Divestiture

        During the three months ended April 3, 2015, the Company closed the sale of its wholly owned engine valve subsidiaries which represented the material portion of the business to be divested. The closing did not include the transfer of several of the Company's joint ventures involved in the business which remain held-for-sale as of April 3, 2015. The engine valve business is reported within the Automotive Components segment (see Note 18). The Company received net cash proceeds of approximately $313 million and recognized a gain on sale of $186 million for this divestiture.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Divestiture and Assets Held-For-Sale (Continued)

Assets Held-For-Sale

        In response to the European Commission's conditional antitrust approval of the ZF Merger, the Company commenced the process of marketing its linkage and suspension business to potential qualified buyers. The linkage and suspension business is reported within the Chassis Systems segment (see Note 18). This business met the definition of held-for-sale, and as such, the assets and liabilities associated with the transaction are separately classified as held-for-sale in the condensed consolidated balance sheet as of April 3, 2015 and depreciation of long-lived assets has ceased. The divestiture did not meet the criteria for presentation as a discontinued operation.

        Subsequent to the end of the Company's first quarter, on April 21, 2015, the Company entered into a definitive agreement to divest its linkage and suspension business for a purchase price of $400 million in cash which is subject to adjustment in accordance with the agreement as of the closing date. The planned divestiture of the linkage and suspension business is expected to close by the end of the third quarter of 2015 and is subject to customary closing conditions, including regulatory approvals.

        The major classes of assets and liabilities held-for-sale, which includes the Company's linkage and suspension business and the engine valve joint ventures, were as follows:

As of April 3, 2015
(Dollars in millions)
Cash	$13
Accounts receivable—net	75
Inventories	36
Prepaid expenses and other current assets	16
Property, plant and equipment—net	110
Pension assets	15

Total assets held-for-sale	$265

Trade accounts payable	$71
Accrued compensation	6
Other current liabilities	16
Pension and defined contribution benefit obligations	20

Total liabilities related to assets held-for-sale	$113

        Earnings before income taxes for the Company's engine valve business, including wholly owned subsidiaries through the date of the divestiture and its linkage and suspension business, were as follows:

	Three Months Ended
	April 3, 2015	March 28, 2014
	(Dollars in millions)
Earnings before income taxes	$17	$16
Less: Earnings attributable to noncontrolling interest	1	1

Earnings before income taxes attributable to TRW	$16	$15

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5. Inventories

        The major classes of inventory are as follows:

	As of
	April 3, 2015	December 31, 2014
	(Dollars in millions)
Finished products and work in process	$464	$470
Raw materials and supplies	514	502

Total inventories	$978	$972

6. Investment in Joint Venture Affiliate

        In 2014, the Company entered into a joint venture of which the Company owns a 30% share. This joint venture will construct and operate a casting foundry in order to supply castings to the Company's North American Braking operations through a long-term supply arrangement, which is deemed to contain an embedded lease arrangement.

        During the three months ended April 3, 2015, the Company made equity and working capital contributions of approximately $5 million. Including contributions made in 2014, the Company's total cash investment is approximately $21 million. For accounting purposes only, the Company is deemed to be the owner of the casting foundry during the construction period. Therefore, as of April 3, 2015, the Company recorded $58 million as construction-in-process and $41 million in long-term liabilities. The liability does not represent a legal obligation to pay cash.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. Goodwill and Intangible Assets

Goodwill

        The changes in goodwill for the period are as follows:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Total
	(Dollars in millions)
Balance as of December 31, 2014	$1,070	$531	$148	$—	$1,749
Effects of foreign currency translation	—	(9)	—	—	(9)

Balance as of April 3, 2015	$1,070	$522	$148	$—	$1,740

Intangible assets

        The following table reflects intangible assets and related accumulated amortization:

	As of April 3, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Customer relationships	$67	$(67)	$—	$67	$(67)	$—
Developed technology and other intangible assets	119	(93)	26	120	(93)	27
Indefinite-lived intangible assets:
Trademarks	264		264	264		264

Total	$450		$290	$451		$291

        The Company expects that ongoing amortization expense will approximate the following:

(Dollars in millions)
Remainder of 2015	$3
Fiscal year 2016	1
2017 and beyond	22

        The expected amortization expense for 2017 and beyond primarily relates to land use rights.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Other (Income) Expense—Net

        The following table provides details of other (income) expense—net:

	Three Months Ended
	April 3, 2015	March 28, 2014
	(Dollars in millions)
Net provision for bad debts	$—	$1
Net gains on sales of assets	(1)	—
Foreign currency exchange (gains) losses	(12)	8
Royalty and grant income	(3)	(3)
Miscellaneous other income	(5)	—

Other (income) expense—net	$(21)	$6

9. Income Taxes

        The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate and records the tax impact of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

        Income tax expense for the three months ended April 3, 2015 was $144 million on pre-tax earnings of $521 million. Income tax expense for the three months ended March 28, 2014 was $78 million on pre-tax earnings of $287 million. For the period ended April 3, 2015, both income tax expense and pre-tax earnings include the impact of the gain on divestiture, which did not have a significant impact on the overall effective tax rate for the period. For the periods ended April 3, 2015 and March 28, 2014, the income tax rate varies from the United States statutory income tax rate primarily due to favorable foreign tax rates, holidays, and credits, as well as the effect of the gain on divestiture.

        The Company operates in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. Although it is not possible to predict the timing of the conclusions of all ongoing tax audits with accuracy, it is possible that some or all of these examinations will conclude within the next 12 months. It is also reasonably possible that certain statutes of limitations may expire relating to various foreign jurisdictions within the next 12 months. As such, it is possible that a change in the Company's gross unrecognized tax benefits may occur; however, it is not possible to reasonably estimate the potential change in gross unrecognized tax benefits.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        The following tables provide the components of net pension cost (income) for the Company's defined benefit pension plans:

	Three Months Ended
	April 3, 2015			March 28, 2014
	U.S.	U.K.	Rest of World	U.S.	U.K.	Rest of World
	(Dollars in millions)
Service cost	$—	$—	$6	$—	$—	$6
Interest cost on projected benefit obligations	4	13	5	9	52	10
Expected return on plan assets	(4)	(29)	(2)	(12)	(86)	(5)
Amortization	2	2	5	2	—	3

Net pension cost (income)	$2	$(14)	$14	$(1)	$(34)	$14

Postretirement Benefits Other Than Pensions ("OPEB")

        The following tables provide the components of net OPEB cost (income) for the Company's plans:

	Three Months Ended
	April 3, 2015		March 28, 2014
	U.S.	Rest of World	U.S.	Rest of World
	(Dollars in millions)
Interest cost on projected benefit obligations	$3	$1	$4	$1
Amortization	(3)	(1)	(2)	(2)

Net OPEB cost (income)	$—	$—	$2	$(1)

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Fair Value Measurements and Financial Instruments (Continued)

Items Measured at Fair Value on a Recurring Basis

        The fair value measurements for assets and liabilities recognized in the Company's condensed consolidated balance sheets are as follows:

	As of
	April 3, 2015	December 31, 2014	Measurement Approach
	(Dollars in millions)
Foreign currency exchange contracts—current assets	$38	$7	Level 2
Foreign currency exchange contracts—noncurrent assets	23	2	Level 2
Foreign currency exchange contracts—current liability	14	13	Level 2
Foreign currency exchange contracts—noncurrent liability	14	13	Level 2

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

        There were no changes in the Company's valuation techniques during the three months ended April 3, 2015.

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Fair Value Measurements and Financial Instruments (Continued)

Financial Instruments Not Carried at Fair Value

        The carrying value and estimated fair value of financial instruments that are not carried on the Company's balance sheet at fair value are as follows:

	As of
	April 3, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value	Measurement Approach
	(Dollars in millions)
Short-term debt, fixed and floating rate	$264	$264	$222	$222	Level 2
Fixed rate long-term debt	$1,318	$1,382	$1,326	$1,389	Level 2
Fixed rate exchangeable notes	$12	$45	$30	$109	Level 2

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

        As of April 3, 2015, the Company had a notional value of $2.7 billion in foreign exchange contracts outstanding. These foreign exchange contracts mature at various dates through March 2018.

        Cash Flow Hedges.    For any derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income ("OCI"), and is subsequently reclassified into earnings in the period which the hedged transaction affects earnings. The earnings impact is reported either in sales, cost of sales, or other (income) expense—net, to match the underlying transaction. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Fair Value Measurements and Financial Instruments (Continued)

effectiveness are recognized in other (income) expense—net. Such amounts were immaterial for the three months ended April 3, 2015 and March 28, 2014.

        The effective portion of gains and losses on derivatives designated as cash flow hedges which were related to foreign currency exchange contracts and recognized in OCI was a gain of $50 million for the three months ended April 3, 2015, compared to a loss of $3 million for the three months ended March 28, 2014.

        The effective portion of gains and losses on cash flow hedges reclassified from OCI into the statement of earnings for the three months ended April 3, 2015 was a gain of $3 million, and was included in various line items on the statement of earnings, compared to a loss of $3 million for the three months ended March 28, 2014.

        Gains and losses reclassified into earnings include the discontinuance of cash flow hedges, which were immaterial for each of the three months ended April 3, 2015 and March 28, 2014. Approximately $19 million of gains, net of tax, which are included in OCI, are expected to be reclassified into earnings in the next twelve months.

        Undesignated Derivatives.    For the three months ended April 3, 2015, the Company recognized gains of $29 million in other (income) expense—net, for derivative instruments not designated as hedging instruments. For the three months ended March 28, 2014, the Company recognized losses of a de minimis amount in other (income) expense—net, for derivative instruments not designated as hedging instruments.

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

Offsetting of Derivative Assets and Liabilities

        The following table reflects the offsetting of derivative assets and liabilities:

	As of April 3, 2015			As of December 31, 2014
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
	(Dollars in millions)
Derivative Assets:
Foreign Currency	$97	$(36)	$61	$45	$(36)	$9
Derivative Liabilities:
Foreign Currency	64	(36)	28	62	(36)	26

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. Debt

        Total outstanding debt of the Company consisted of the following:

	As of
	April 3, 2015	December 31, 2014
	(Dollars in millions)
Short-term debt	$264	$222

Long-term debt:
7.25% Senior Notes, due 2017	$444	$444
4.50% Senior Notes, due 2021	400	400
4.45% Senior Notes, due 2023	400	400
Exchangeable senior notes, due 2015	12	30
Revolving credit facility	—	—
Capitalized leases	13	14
Other long-term borrowings	61	68

Total long-term debt	1,330	1,356
Less current portion	45	72

Long-term debt, net of current portion	$1,285	$1,284

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

Exchangeable Senior Notes

        In November 2009, the Company issued approximately $259 million in aggregate principal amount of 3.50% exchangeable senior unsecured notes due December 1, 2015 (the "Exchangeable Senior Notes") in a private placement. By their terms, prior to September 1, 2015, the notes were exchangeable only upon specified events or conditions being met and, thereafter, at any time. The initial exchange rate was 33.8392 shares of the Company's common stock per $1,000 principal amount of notes.

        In the first quarter of 2015, in accordance with the Exchangeable Senior Note indenture, $18 million in principal amount of Exchangeable Senior Notes were exchanged for approximately 623,000 shares of common stock. A $1 million loss on retirement of debt was recorded relating to the write-off of a portion of debt issue costs and the debt discount, as well as a reduction of $46 million to

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. Debt (Continued)

paid-in-capital relating to the repurchase of the conversion feature of the Exchangeable Senior Notes. The repurchased notes were retired upon settlement.

        During March 2015, in accordance with provisions in the Exchangeable Senior Notes indenture, the Company provided to note holders a notice that it would optionally redeem all outstanding notes at par value, plus accrued interest, on April 9, 2015. Subsequent to quarter end, Exchangeable Senior Notes of approximately $13 million in principal amount, excluding $1 million of discount, were exchanged for 437,000 shares of common stock. On April 9, 2015, the Company redeemed the remaining notes outstanding of approximately $23,000 at par value, plus accrued interest.

Senior Credit Facilities

        The Eighth Credit Agreement provides for senior credit facilities consisting of (i) a revolving credit facility in the amount of $1.4 billion which matures in September 2017, subject to certain liquidity conditions being met in October 2016 (the "Revolving Credit Facility"), and (ii) additional availability which may be used in the future for one or more term loans or additional revolving facilities (together with the Revolving Credit Facility, the "Facilities"). All of the Facilities were undrawn as of April 3, 2015.

        The commitment fee and the applicable margin for borrowing on the Revolving Credit Facility are subject to a ratings-based grid. The applicable margin in effect as of April 3, 2015 was 0.25% with respect to base rate borrowings, 1.25% with respect to eurocurrency borrowings, and the commitment fee on the undrawn amounts under the Revolving Credit Facility was 0.25%.

Other Borrowings

        The Company has borrowings under uncommitted credit agreements in several of the countries in which it operates. The borrowings are from various individual banks at quoted market interest rates. As of April 3, 2015, the Company had short-term borrowings under uncommitted credit facilities totaling $264 million.

Debt Repurchases

        As market conditions warrant, the Company may from time to time repurchase debt securities issued by the Company or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer, or by other means, or the Company may optionally redeem such debt securities.

Debt Covenants Potentially Impacted by the ZF Merger

        The ZF Merger, if consummated, is expected to cause a change of control triggering event as defined in the Company's respective Senior Note indentures. In general, upon the occurrence of a change of control triggering event under the Senior Note indentures, the Company is required to offer to repurchase the Senior Notes, for a certain period of time, at a price of 101% of par, plus accrued and unpaid interest. Additionally, if the ZF Merger is consummated, the Company anticipates terminating the Eighth Credit Agreement.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

13. Restructuring Charges and Asset Impairments

        Restructuring charges and asset impairments incurred as part of the Company's ongoing effort to better align the Company's cost structure with global automotive market conditions, primarily in the European and North American automotive markets, include the following:

	Chassis Systems Segment	Occupant Safety Systems Segment	Electronics Segment	Automotive Components Segment	Corporate	Total
	(Dollars in millions)
For the three months ended April 3, 2015:
Severance and other charges—net	$(1)	$5	$—	$—	$—	$4

Total restructuring charges	$(1)	$5	$—	$—	$—	$4

For the three months ended March 28, 2014:
Severance and other charges—net	$7	$—	$—	$1	$—	$8
Asset impairments related to restructuring activities	12	—	—	—	—	12

Total restructuring charges and asset impairments	$19	$—	$—	$1	$—	$20

Restructuring Reserves

        The following table illustrates the movement of the restructuring reserves for severance and other charges, including reserves related to severance-related postemployment benefits for both periods presented:

	Three Months Ended
	April 3, 2015	March 28, 2014
	(Dollars in millions)
Beginning balance	$74	$88
Current period accruals, net of changes in estimates	4	8
Used for purposes intended	(35)	(12)
Effects of foreign currency translation	(6)	—

Ending balance	$37	$84

        Of the $37 million restructuring reserves as of April 3, 2015, approximately $27 million is expected to be paid in the remainder of 2015. The remaining balance is expected to be paid in 2016 to 2017 and is comprised primarily of involuntary employee termination arrangements in Europe.

14. Transaction Costs

        The Company incurred transaction and merger-related costs of $2 million for financial advisory and legal fees related to the ZF Merger (see Note 2) and divestiture activity (see Note 4) for the three months ended April 3, 2015.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15. Capital Stock

        The Company's authorized capital stock consists of (i) 500 million shares of common stock, par value $.01 per share (the "Common Stock"), of which 115,487,709 shares were issued and outstanding as of April 3, 2015, net of 4,668 shares of treasury stock withheld at cost to satisfy tax obligations for a specific grant under the Company's stock-based compensation plan; and (ii) 250 million shares of preferred stock, par value $.01 per share, including 500,000 shares of Series A junior participating preferred stock, of which no shares are currently issued or outstanding.

        From time to time, capital stock is issued in conjunction with the exercise of stock options and stock-settled stock appreciation rights and the vesting of restricted stock units issued as part of the Company's stock incentive plan (see Note 16).

        Share Repurchase Programs.    The Company has two share repurchase programs in place, consisting of a $2 billion program that extends through December 31, 2016 (the "$2 Billion Program"), and a program that is intended to offset, on an ongoing basis, the dilution created by the Company's stock incentive plan for up to 1.5 million shares in 2015 and each subsequent year (the "Anti-Dilution Program"). The Anti-Dilution program does not have an expiration date. The Company is not obligated to repurchase any shares under either program.

        Pursuant to the terms of the Merger Agreement with ZF, the Company is restricted from repurchasing additional shares of its common stock under the share repurchase programs without ZF's consent.

16. Share-Based Compensation and Cash Incentive Awards

  Equity Awards

        As of April 3, 2015, the Company had 3,390,506 shares of Common Stock available for issuance under the TRW Automotive Holdings Corp 2012 Stock Incentive Plan (the "2012 Plan"). In addition, under the 2012 Plan and the Company's 2003 Stock Incentive Plan (as amended, the "2003 Plan" and, together with the 2012 Plan, the "Plan"), 195,496 stock options, 1,958,805 SSARs, 318,889 nonvested RSUs, 3,113 nonvested PSUs and nonvested Performance Units under which up to 70,425 shares may be issued (based on maximum performance thereunder) were outstanding as of April 3, 2015. Under the terms of the respective grants, all of the SSARs and stock options have an 8-year term and vest ratably over three years, substantially all of the RSUs vest ratably over three years, all of the PSUs vest ratably over three years and Performance Units cliff vest after their three-year performance period. As a result of changes to retirement provisions in the equity award agreements beginning in 2013, the Company applies a non-substantive vesting period approach for certain of the awards granted in 2014 and 2013 whereby expense is accelerated for those employees who receive awards and are eligible to retire prior to the award vesting.

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Share-Based Compensation and Cash Incentive Awards (Continued)

        Share-based compensation expense recognized for the Plan was as follows:

	Three Months Ended
	April 3, 2015	March 28, 2014
	(Dollars in millions)
Stock options and SSARs	$1	$2
RSUs	4	5
Performance Units	—	1

Total share-based compensation expense	$5	$8

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

  Cash Incentive Awards

        On February 12, 2015, the Company issued cash incentive awards to executive officers and certain employees of the Company. Each award is divided into three tranches of equal value with a tranche vesting on each of the first, second and third anniversaries of the grant date. The aggregate value of the awards is approximately $33 million. The Company applies a non-substantive vesting period approach whereby expense is accelerated for those employees who receive awards and are eligible to retire prior to the award vesting. For the three months ended April 3, 2015, the Company recognized approximately $2 million of compensation expense and corresponding liability related to these awards.

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

        As of April 3, 2015, the Company had reserves for environmental matters of $70 million. In addition, the Company has established a receivable for a portion of this environmental liability as a result of its right to indemnification for 50% of any environmental liabilities associated with the operation or ownership of the Company's automotive business existing at or prior to March 2003. The Company believes any liability, in excess of amounts accrued in its financial statements, that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

TRW Automotive Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

18. Segment Information

        The following tables present certain financial information by segment:

	Three Months Ended
	April 3, 2015	March 28, 2014
	(Dollars in millions)
Sales to external customers:
Chassis Systems	$2,688	$2,871
Occupant Safety Systems	807	865
Electronics	243	219
Automotive Components	404	487

Total sales to external customers	$4,142	$4,442

Intersegment sales:
Chassis Systems	$6	$3
Occupant Safety Systems	30	37
Electronics	159	149
Automotive Components	16	19

Total intersegment sales	$211	$208

Total segment sales:
Chassis Systems	$2,694	$2,874
Occupant Safety Systems	837	902
Electronics	402	368
Automotive Components	420	506

Total segment sales	$4,353	$4,650

Earnings before taxes:
Chassis Systems	$238	$192
Occupant Safety Systems	70	65
Electronics	23	36
Automotive Components	230	43

Segment earnings before taxes	561	336
Corporate expense and other	(27)	(28)
Interest expense—net	(23)	(31)
Loss on retirement of debt—net	(1)	—
Net earnings attributable to noncontrolling interest, net of tax	11	10

Earnings before income taxes	$521	$287

        Included in earnings before taxes for the three months ended April 3, 2015 for the Automotive Components segment is a gain on sale of the Company's engine valve business of $186 million (see Note 4).

        See Note 13 for a summary of restructuring charges and asset impairments by segment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended, filed with the U.S. Securities and Exchange Commission (our "2014 Annual Report") and the other information included herein. Our discussion of trends and conditions supplements and updates such discussion included in our 2014 Annual Report. References in this quarterly report on Form 10-Q (this "Report") to "we," "our," or the "Company" refer to TRW Automotive Holdings Corp., together with its subsidiaries.

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

        At the effective time of the ZF Merger, each share of our common stock issued and outstanding (other than any shares of our common stock held by ZF, ZNA, Merger Sub or any other wholly owned subsidiary of ZF, treasury shares held by us and shares owned by stockholders who have properly made and not withdrawn a demand for appraisal rights under Delaware law) will be converted into the right to receive $105.60 in cash, without interest (the "Merger Consideration"). In addition, at the effective time of the ZF Merger, (i) all then-outstanding Company stock options, restricted stock units, phantom stock units and performance share units (which will vest at the "maximum level" of performance), whether vested or unvested, will be converted into the right to receive the Merger Consideration, less the exercise price of such awards, if any, and (ii) all then-outstanding Company stock-settled stock appreciation rights, whether vested or unvested, will be converted into the right to receive an amount in cash equal to the excess of the lesser of the Merger Consideration and the "maximum value" of such stock appreciation right over the fair market value per share at the relevant grant date. The consummation of the ZF Merger is subject to the receipt of antitrust approvals in the United States and Mexico and other customary closing conditions. The transaction is expected to close by the end of the second quarter of 2015. If completed, the ZF Merger will result in the Company becoming a wholly owned subsidiary of ZF and our shares will no longer be listed on any public market.

Engine Valve Divestiture

        On February 6, 2015, the Company closed the sale of its wholly owned engine valve subsidiaries which represented a material portion of the business to be divested. The closing did not include the transfer of several of the Company's joint ventures involved in the business.

Linkage and Suspension Divestiture

        On April 21, 2015, the Company announced it entered into a definitive agreement to divest its linkage and suspension business for a purchase price of $400 million in cash subject to adjustment in accordance with the agreement as of the closing date. The planned divestiture of the linkage and suspension business, which has annual sales of approximately $550 million, is expected to close by the end of the third quarter of 2015 and is subject to customary closing conditions, including regulatory approvals.

Financial Results

        For the three months ended April 3, 2015:

  •
  Our net sales were $4.1 billion, which represents a decrease of 7% compared to the prior year period. During the first quarter of 2015, foreign currency exchange negatively impacted sales by $379 million. The increased demand for our active and passive safety products and growth in vehicle production in Europe, North America and China more than offset the impact of lower sales of $105 million related to exiting certain of our brake component and modules businesses in North America and $86 million related to the divestiture of our wholly owned engine valve subsidiaries.

  •
  Operating income of $534 million was higher compared to $308 million in the prior year period mainly due to the gain on the sale of our wholly owned engine valve subsidiaries, the positive impact of higher volume, as well as higher foreign currency exchange gains and lower restructuring charges.

  •
  Net earnings attributable to TRW were $366 million compared to $199 million in the prior year period. The increase was primarily due to higher operating income as well as reduced interest expense, partially offset by an increase in income tax expense.

Recent Trends and Conditions

        Our business and operating results are directly affected by the relative strength of the global automotive industry, which tends to be driven by macroeconomic factors such as gross domestic product growth, consumer confidence, fluctuating commodity, currency and fuel prices and regulatory/governmental initiatives. The primary trends and market conditions impacting our business in 2015 include:

  General Economic Conditions:

          The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles. While the U.S. economy remains strong, global economic sentiment continues to be cautious given continued geopolitical uncertainty, and continued volatility within the emerging markets, including the slowing pace of economic growth in China.

          During the first quarter of 2015, while vehicle production levels in North America and China increased, global expectations were tempered by concerns over economic growth. In North America, with the economy showing signs of sustained growth, consumer demand appears to support the current level of vehicle production. In Europe, stimulus measures intended to spur economic growth are continuing with the economy showing early signs of improvement. In China, while stimulus programs were implemented to stabilize the economy and avert a sharper slowdown, the automotive industry continues to expand with automotive suppliers benefiting from increased production levels.

  Production Levels:

          Vehicle production levels in North America, Europe and China during the first quarter of 2015 continued on a positive trend.

          Approximately 42% of our sales originated in Europe during 2014. Production levels in Europe were 2% higher in the first quarter of 2015 compared to 2014, primarily due to moderate improvements in the economic environment and customer demand. However, production levels in this region are expected to be flat on a year-over-year basis for the remainder of 2015. We will continue to monitor the geopolitical concerns, primarily in Russia, that could impact this region.

          Approximately 33% of our sales originated in North America during 2014. Production levels in this region increased 2% in the first quarter of 2015 compared to 2014 due to sustained consumer demand supported by, among other things, lower gas prices. The Detroit Three (defined as FCA US LLC, Ford Motor Company, and General Motors Company, combined) lagged production growth for the overall region during the first quarter of 2015. In general, our financial results in North America tend to be more closely correlated to the production by the Detroit Three given our higher sales content to these manufacturers compared to other manufacturers.

          Approximately 25% of our sales originated in regions outside of Europe and North America (primarily China, which comprised approximately 18% of total sales) during 2014. In China, production levels were higher in the first quarter of 2015 compared to 2014 due to increased consumer demand. We expect growth in production levels for the remainder of 2015 in China despite slowing economic growth. In Brazil, production levels were down 15% compared to the prior year period due to economic volatility in the country. While this market represented 4% of our 2014 sales, we are continuing to monitor the market given the challenging conditions experienced.

Changes to Our Debt and Capital Structure

        During the first quarter of 2015, we continued to focus on improving the strength, flexibility, and cost efficiency of our capital structure, resulting in outstanding debt of $1.6 billion and a cash balance of $1.0 billion at April 3, 2015.

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

RESULTS OF OPERATIONS

        The following unaudited consolidated statements of earnings compare the results of operations for the periods presented as follows:

Total Company Results of Operations

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	April 3, 2015	March 28, 2014	Variance
	(Dollars in millions)
Sales	$4,142	$4,442	$(300)
Cost of sales	3,659	3,942	(283)

Gross profit	483	500	(17)
Administrative and selling expenses	150	166	(16)
Restructuring charges and asset impairments	4	20	(16)
Transaction costs	2	—	2
Gain on divestiture	(186)	—	(186)
Other (income) expense—net	(21)	6	(27)

Operating income	534	308	226
Interest expense—net	23	31	(8)
Loss on retirement of debt—net	1	—	1
Equity in earnings of affiliates, net of tax	(11)	(10)	(1)

Earnings before income taxes	521	287	234
Income tax expense	144	78	66

Net earnings	377	209	168
Less: Net earnings attributable to noncontrolling interest, net of tax	11	10	1

Net earnings attributable to TRW	$366	$199	$167

Sales

        Changes in both vehicle production levels and our sales, by major geographic region, compared to the prior year quarter are presented below:

	Variance
	Vehicle Production(a)	TRW Sales
North America	2%	(6)%
Europe	2%	(13)%
Rest of World	2%	5%

(a)
Source: Primarily IHS Automotive light vehicle production forecast.

Cost of Sales

        Changes in the major components within our cost of sales are presented below:

(Dollars in millions)
Cost of sales, three months ended March 28, 2014	$3,942
Material	(168)
Labor and other	(111)
Depreciation and amortization	(4)

Cost of sales, three months ended April 3, 2015	$3,659

Comparison of the Three Months Ended April 3, 2015 to the Three Months Ended March 28, 2014

        Sales decreased by $300 million, or 7%, for the three months ended April 3, 2015 compared to the three months ended March 28, 2014. The decrease in sales was driven by the unfavorable impact of foreign currency exchange of $379 million, as well as lower sales of $191 million as a result of exiting certain of our brake component and modules businesses in North America during the first quarter of 2014 and divesting our wholly owned engine valve subsidiaries during the first quarter of 2015 (together, the "divested businesses"). These items were partially offset by higher production volume, primarily in Europe, North America and China, and increased demand for our active and passive safety products, together totaling $270 million.

        For the three months ended April 3, 2015, the change in TRW sales in North America was less than the increase in vehicle production primarily due to the divested businesses. Excluding the impact of exiting these businesses, sales increased 2% in North America, which was in line with the vehicle production increase in the region. In Europe, TRW sales were also affected by the divestiture of our wholly owned engine valve subsidiaries, as well as foreign currency exchange. Excluding the impact of these factors, sales increased 8%, which was higher than the vehicle production increase in the region, due to a favorable concentration of customers and increased demand for our safety products. In the Rest of World, excluding the impact of the divestiture of our wholly owned engine valve subsidiaries and foreign currency exchange, sales increased 12%, which was more than the industry production increase, due to the mix of platforms and products sold.

        Cost of sales decreased by $283 million, or 7%, for the three months ended April 3, 2015 compared to the three months ended March 28, 2014. The decrease was driven primarily by the favorable impact of foreign currency exchange of $352 million, as well as lower cost of sales of $173 million as a result of the divested businesses, partially offset by additional costs associated with increased volume (net of cost reductions) of $242 million.

        Gross profit, as a percentage of sales, for the three months ended April 3, 2015 was 11.7% compared to 11.3% for the three months ended March 28, 2014. This margin improvement was primarily driven by the favorable profit impact of additional volume as well as the timing of cost reduction benefits.

        Gross profit decreased by $17 million for the three months ended April 3, 2015 compared to the three months ended March 28, 2014. The decrease was primarily driven by the unfavorable impact of foreign currency exchange of $27 million, as well as a reduction in profit of $18 million as a result of the divested businesses, partially offset by the favorable impact of additional volume (net of cost reductions) of $28 million.

        Administrative and selling expenses, as a percentage of sales, were 3.6% for the three months ended April 3, 2015 compared to 3.7% for the three months ended March 28, 2014. The decrease of $16 million was driven by the favorable impact of foreign currency exchange of $13 million, lower costs of $2 million as a result of the divestiture of our wholly owned engine valve subsidiaries, and cost reductions (in excess of non-commodity inflation and other costs) of $1 million.

        Restructuring charges and asset impairments were $4 million for the three months ended April 3, 2015 compared to $20 million for the three months ended March 28, 2014. This decrease was driven by lower severance and other charges of $4 million and lower asset impairments of $12 million.

        Transaction costs were $2 million for the three months ended April 3, 2015. These costs primarily consisted of financial advisory and legal fees related to the ZF Merger and divestiture activity.

        Gain on divestiture—net was $186 million for the three months ended April 3, 2015 which relates to the sale of our wholly owned engine valve subsidiaries.

        Other (income) expense—net changed by $27 million for the three months ended April 3, 2015 compared to the three months ended March 28, 2014. This increase in income was primarily driven by the favorable impact of foreign currency exchange between periods of $20 million, lower bad debt expense of $1 million, increased gains on the sale of fixed assets of $1 million, as well as lower expenses primarily related to certain legal matters.

        Interest expense—net decreased by $8 million for the three months ended April 3, 2015 compared to the three months ended March 28, 2014. The decrease was primarily a result of both lower average debt levels and lower average borrowing rates of our senior notes, both reflecting the maturity in the first quarter 2014 of our 6.375% and 7.00% Senior Notes.

        Loss on retirement of debt was $1 million for the three months ended April 3, 2015. During the three months ended April 3, 2015, Exchangeable Senior Note holders exchanged approximately $18 million in principal amount of notes for approximately 623,000 shares of Company stock. In conjunction with the exchanges, we recorded a loss on retirement of debt of $1 million, including the write-off of a portion of related debt issuance costs and debt discount.

        Income tax expense for the three months ended April 3, 2015 was $144 million on pre-tax earnings of $521 million compared to an income tax expense of $78 million on pre-tax earnings of $287 million for the three months ended March 28, 2014. For the period ended April 3, 2015, both income tax expense and pre-tax earnings include the impact of the gain on divestiture which did not have a significant impact on the overall effective tax rate for the period.

SEGMENT RESULTS OF OPERATIONS

Comparison of the Three Months Ended April 3, 2015 to the Three Months Ended March 28, 2014

Sales, Including Intersegment Sales

	Three Months Ended			Variance Drivers:
	April 3, 2015	March 28, 2014	Variance	Volume	Foreign Currency	Other
	(Dollars in millions)
Chassis Systems	$2,694	$2,874	$(180)	$159	$(234)	$(105)
Occupant Safety Systems	837	902	(65)	72	(112)	(25)
Electronics	402	368	34	62	(15)	(13)
Automotive Components	420	506	(86)	33	(33)	(86)

Segment Sales	4,353	4,650	(297)	326	(394)	(229)
Intersegment eliminations	(211)	(208)	(3)

Total sales	$4,142	$4,442	$(300)

  •
  The unfavorable impact of foreign currency exchange primarily relates to the euro. Our Chassis Systems segment was also impacted unfavorably by the Chinese renminbi and the Brazilian real, but to a lesser extent than the impact of the euro.

  •
  The following items are included in Other above:

  •
  The unfavorable impact of lower sales of $105 million in Chassis Systems as a result of exiting certain of our brake component and modules businesses in North America during the first quarter of 2014.

  •
  The unfavorable impact of price reductions provided to customers of $25 million in Occupant Safety Systems and $13 million in Electronics.

  •
  The unfavorable impact of lower sales of $86 million in Automotive Components as a result of the divestiture of our wholly owned engine valve subsidiaries in the first quarter of 2015.

Cost of Sales

	Three Months Ended			Variance Components:		Variance Drivers:
	April 3, 2015	March 28, 2014	Variance	Material Cost	Labor and Other Costs	Volume and Inflation	Foreign Currency	Other
	(Dollars in millions)
Chassis Systems	$2,393	$2,586	$(193)	$(125)	$(68)	$123	$(218)	$(98)
Occupant Safety Systems	752	819	(67)	(47)	(20)	41	(108)	—
Electronics	368	327	41	29	12	55	(14)	—
Automotive Components	364	445	(81)	(21)	(60)	23	(29)	(75)

Segment cost of sales before intersegment eliminations	3,877	4,177	(300)	(164)	(136)	242	(369)	(173)
Intersegment eliminations	(211)	(208)	(3)

Segment cost of sales	$3,666	$3,969	$(303)

  •
  The Volume and Inflation category above represents amounts net of cost reduction efforts.

  •
  The favorable impact of foreign currency exchange primarily relates to the euro. Our Chassis Systems segment was also impacted favorably by the Chinese renminbi and the Brazilian real, but to a lesser extent than the impact of the euro.

  •
  The following items are included in Other above:

  •
  The reduction of $98 million in cost of sales in Chassis Systems as a result of exiting certain of our brake component and modules businesses in North America.

  •
  The reduction of $75 million in cost of sales in Automotive Components as a result of the divestiture of our wholly owned engine valve subsidiaries.

Earnings Before Taxes

	Three Months Ended			Variance Drivers:
	April 3, 2015	March 28, 2014	Variance	Volume	Foreign Currency	Cost (Increases)/ Reductions	Restructuring	Other
	(Dollars in millions)
Chassis Systems	$238	$192	$46	$41	$6	$(15)	$20	$(6)
Occupant Safety Systems	70	65	5	22	(3)	16	(5)	(25)
Electronics	23	36	(13)	13	(5)	(8)	—	(13)
Automotive Components	230	43	187	13	(5)	1	1	177

Segment earnings before taxes	561	336	225	89	(7)	(6)	16	133
Corporate expense and other	(27)	(28)	1
Interest expense—net	(23)	(31)	8
Loss on retirement of debt—net	(1)	—	(1)
Net earnings attributable to noncontrolling interest, net of tax	11	10	1

Earnings before income taxes	$521	$287	$234

  •
  The Volume category above includes the net impact of an increased proportion of higher margin business in our Chassis Systems and Occupant Safety Systems segments and a higher proportion of lower margin business in our Electronics and Automotive Components segments, reflecting the introduction of new products at initial lower margins.

  •
  The favorable impact of foreign currency exchange in our Chassis Systems segment primarily relates to transaction-related gains on euro-denominated balance sheet items.

  •
  The Cost (Increases)/Reductions category above represents cost savings in excess of growth costs, such as salary and engineering costs, as well as non-commodity inflation and other costs.

  •
  The following items are included in Other above:

  •
  The reduction in profit of $6 million in our Chassis Systems segment as a result of exiting certain of our brake component and modules businesses in North America.

  •
  The unfavorable impact of price reductions provided to customers of $25 million in Occupant Safety Systems and $13 million in Electronics.

  •
  The net impact to our Automotive Components segment of a $186 million gain on divestiture and the reduction in operating profit of $9 million, both related to the divestiture of our wholly owned engine valve subsidiaries.

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

        As of April 3, 2015, the amount of cash and cash equivalents held by foreign subsidiaries was $790 million. If these funds were repatriated to the U.S., we would be required to provide for U.S. federal and state income tax, foreign income tax, and foreign withholding taxes. We have already provided for such taxes on a significant portion of this cash and cash equivalents that are not deemed to be permanently reinvested. However, for the entities that hold the remainder of such cash and cash equivalents, we have not provided for such taxes as it is our intention that those funds are permanently reinvested outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash Flows

        Operating Activities.    Cash used in operating activities for the three months ended April 3, 2015 was $192 million compared to $183 million for the three months ended March 28, 2014. The increase of $9 million between the two periods was primarily related to higher outflows for employee compensation benefits and other liabilities of $64 million, as well as increased restructuring and other severance-related payments of $23 million, partially offset by lower working capital requirements of $81 million.

        Investing Activities.    Cash provided by investing activities for the three months ended April 3, 2015 was $213 million, compared to cash used in investing activities of $105 million for the three months ended March 28, 2014. During the three months ended April 3, 2015 we received net cash proceeds of approximately $313 million in conjunction with the divestiture of our wholly owned engine valve subsidiaries which represented the material portion of the business to be divested. Also, capital expenditures for the three months ended April 3, 2015 were $95 million. These capital expenditures were primarily related to investing in new facilities, upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. We expect to spend between $650 million and $690 million during 2015 on capital expenditures as we continue to invest in our strategic priorities and growth.

        Financing Activities.    Cash provided by financing activities was $28 million for the three months ended April 3, 2015, compared to cash used in financing activities of $631 million for the three months ended March 28, 2014. During the three months ended April 3, 2015, we increased our short-term borrowings by $42 million. Also, during the three months ended April 3, 2015, certain of our subsidiaries paid $13 million of dividends to noncontrolling stockholders.

Other Sources of Liquidity

        Our Eighth Amended and Restated Credit Agreement dated September 28, 2012 (the "Eighth Credit Agreement") provides for senior credit facilities consisting of (i) a revolving credit facility in the amount of $1.4 billion which matures in September 2017, subject to certain conditions (the "Revolving Credit Facility"), and (ii) additional availability which may be used in the future for one or more term loans or additional revolving facilities (together with the Revolving Credit Facility, the "Facilities"). As of April 3, 2015, we had no outstanding borrowings under our Revolving Credit Facility, resulting in $1.4 billion of availability. See "—Senior Credit Facilities" in Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our Revolving Credit Facility. Additionally, if the ZF Merger is consummated, the Company anticipates terminating the Eighth Credit Agreement.

        As of April 3, 2015, our subsidiaries in the United States, European region and Asia Pacific region also had various uncommitted credit facilities with individual banks, of which $525 million, $170 million and $120 million, respectively, was unutilized.

        We may draw down on and use proceeds from any of these credit facilities, including our Revolving Credit Facility, from month to month in conjunction with available cash on hand in order to fund normal working capital needs. As of April 3, 2015, we had short-term borrowings under uncommitted credit facilities totaling $264 million, while during the quarter we had up to $308 million, in aggregate, outstanding under these credit facilities.

        The Eighth Credit Agreement governs our Facilities and contains a number of covenants, including financial covenants, that would impact our ability to borrow on the facility if not met and restrictive covenants that restrict, among other things and subject to certain exceptions, the ability to incur additional indebtedness, repay or repurchase other indebtedness, repurchase capital stock and pay cash dividends on our common stock. As of April 3, 2015, we were in compliance with all of our financial covenants. Such covenants are described in more detail in Note 13 to the consolidated financial statements included in our 2014 Annual Report.

Contractual Obligations and Commitments

        During the three months ended April 3, 2015, there have been no material changes outside the ordinary course of our business to the contractual obligations previously disclosed in "—Contractual Obligations and Commitments" in Part II, Item 7 of our 2014 Annual Report.

Off-Balance Sheet Arrangements

        We do not have material off-balance sheet arrangements. We do not have guarantees related to unconsolidated entities, which have, or are reasonably likely to have, a material current or future effect on our financial position, results of operations or cash flows.

CONTINGENCIES AND ENVIRONMENTAL MATTERS

        The information concerning the ongoing antitrust matters, transaction litigation and other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 17 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by reference.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        See Note 3 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING ESTIMATES

        There have been no significant changes in our critical accounting estimates during the three months ended April 3, 2015.

OUTLOOK

        On September 15, 2014, we announced the Merger Agreement with ZF. The closing of the transaction is subject to receipt of antitrust approvals in the United States and Mexico and other customary closing conditions. The transaction is expected to close in the second quarter of 2015. In the interim, we will continue to execute our existing business plan.

        We expect full year 2015 sales to be in the range of $16.2 billion to $16.5 billion. This forecast is based on expected 2015 production levels of 17.4 million units in North America, 20.0 million units in Europe, continued expansion in vehicle production volumes in China, and our expectations for foreign currency exchange rates.

        In general, we expect global production levels to increase in 2015 compared to 2014. In North America, growth is expected to continue moderating as the industry approaches trend demand levels. Production levels for the Detroit Three are expected to lag behind the production levels for the region for the remainder of 2015. In general, our financial results in North America tend to be more closely correlated to the production by the Detroit Three given our higher sales content to these manufacturers compared to other manufacturers. In Europe, production levels are expected to be relatively flat compared to 2014 for the remainder of the year, particularly given the relatively flat economic environment. Further, geopolitical tension may impact the economy and production levels in this region. Growth in China is expected to continue at a moderate pace in 2015. Considering the expected long-term growth within this region, we continue to invest appropriate levels of capital, engineering and infrastructure to underpin our expansion and position us to benefit from these growth opportunities.

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

        While we expect net commodity inflation to be immaterial in 2015, we will continue to monitor commodity costs and work with our suppliers and customers to manage changes in such costs as required.

        The Antitrust Investigation by the European Commission is ongoing. While we cannot estimate the ultimate financial impact of the European investigation at this time, we will continue to evaluate developments in this matter on a regular basis and will record an accrual as and when appropriate.

        On April 21, 2015, we announced we entered into a definitive agreement to divest our linkage and suspension business. The planned divestiture is expected to close by the end of the third quarter of 2015 and is subject to customary closing conditions, including regulatory approvals.

        Despite the various challenges that the automotive industry faces, we are confident that we will manage through them successfully. We believe that our growth prospects, strong balance sheet, ability to generate cash and our broad array of innovative products provide a firm foundation for continued profitability.

FORWARD-LOOKING STATEMENTS

        This Report includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning regulatory approvals and the expected timing, completion and effects of the proposed ZF Merger, our outlook for the future, as well as other statements concerning our beliefs, plans, intentions, objectives, goals, strategies, forecasts, future events, future revenue or performance, capital expenditures, financing needs, business trends and other information that is not historical information. When used in this Report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so designated. All forward-looking statements, including, without limitation, management's examination of historical operating trends and data, are based upon our current expectations and various assumptions, and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will be achieved.

        There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company's 2014 Annual Report under "Item 1A. Risk Factors," including: the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, which could have a material adverse effect on us and our stock price; the inability to consummate the proposed ZF Merger or the inability to consummate the ZF Merger in the timeframe or manner currently anticipated, due to the failure to satisfy conditions to completion of the proposed ZF Merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the ZF Merger, could have a material adverse effect on us and our stock price; risks related to disruption of management's attention from our ongoing business operations due to the proposed ZF Merger; the effect of the announcement of the proposed ZF Merger on the Company's relationships with its customers, suppliers, joint venture partners and others, as well as our operating results and business generally; strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations impacting our results; economic conditions adversely affecting our business, results or the viability of our supply base; risks associated with non-U.S. operations, including economic and political uncertainty in some regions, adversely affecting our business, results or financial condition; any developments related to antitrust investigations adversely affecting our financial condition, results, cash flows or reputation; pricing pressures from our customers adversely affecting our profitability; global competition adversely affecting our sales, profitability or financial condition; any disruption in our information technology systems adversely impacting our business and operations; any shortage of supplies causing a production disruption for any customers or us; the loss of any of our largest customers or a significant amount of their business, or a significant decline in their production levels, adversely affecting us; our contingent liabilities and tax matters causing us to incur losses or costs; any inability to protect our intellectual property rights adversely affecting our business or our competitive position; costs or adverse effects on our business, reputation or results from governmental regulations;

work stoppages or other labor issues at our facilities or those of our customers or others in our supply chain adversely affecting our business, results or financial condition; commodity inflationary pressures adversely affecting our profitability or supply base; any increase in the expense of our pension and other postretirement benefits or the funding requirements of our pension plans reducing our profitability; and other risks and uncertainties set forth in our 2014 Annual Report, in "—Executive Overview" above and in our other filings with the Securities and Exchange Commission.

        All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We do not undertake any obligation to release publicly any update or revision to any of the forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        There have been no material changes to the quantitative and qualitative information about the Company's market risk from those previously disclosed in the Company's 2014 Annual Report.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of April 3, 2015, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

        Changes in Internal Control over Financial Reporting.    There was no change in the Company's internal controls over financial reporting that occurred during the first fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        The information concerning the ongoing antitrust matters, transaction litigation and other legal proceedings involving the Company contained in Note 17 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

Item 1A.    Risk Factors

        There were no material changes in the Company's risk factors from those previously disclosed in the Company's 2014 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Issuer repurchases of equity securities

        The Company has two share repurchase programs in place, consisting of a $2 billion program that extends through December 31, 2016 (the "$2 Billion Program"), and a program that is intended to offset, on an ongoing basis, the dilution created by the Company's stock incentive plan for up to 1.5 million shares in 2015 and each subsequent year (the "Anti-Dilution Program").

        No share repurchases were made in the first quarter of 2015. Approximately $1.1 billion in dollar value of shares may yet be purchased under the terms of the $2 Billion Program and up to 1.5 million shares may be purchased in 2015 under the Anti-Dilution Program. However, pursuant to the terms of its Merger Agreement with ZF, the Company is restricted from repurchasing additional shares of its common stock under its share repurchase programs without ZF's consent.

        Additional information regarding our share repurchase programs can be found in Part II, Item 5 of our 2014 Annual Report.

Item 5.    Other Information

        None.

Item 6.    Exhibits (including those incorporated by reference)

Exhibit Number		Exhibit Name
3.1		Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
3.2		Fourth Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed February 14, 2014)
10.1		Form of Chief Executive Officer Long-Term Cash Incentive Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 23, 2015)
10.2		Form of Executive Officer Long-Term Cash Incentive Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 23, 2015)
31(a)	*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Exhibit Name
31(b)	*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32	*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Filed herewith

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRW Automotive Holdings Corp.
(Registrant)
Date: May 5, 2015	By:	/s/ JOSEPH S. CANTIE Joseph S. Cantie Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)